Form 10-Q
period 2015-06-30
SOUTHWEST AIRLINES CO
filed 2015-07-31
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of Common Stock outstanding as of the close of business on July 29, 2015: 659,355,545

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2015 and 2014
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,772	$1,282
Short-term investments	1,360	1,706
Accounts and other receivables	462	365
Inventories of parts and supplies, at cost	326	342
Deferred income taxes	421	477
Prepaid expenses and other current assets	255	232
Total current assets	4,596	4,404

Property and equipment, at cost:
Flight equipment	19,148	18,473
Ground property and equipment	2,972	2,853
Deposits on flight equipment purchase contracts	658	566
Assets constructed for others	745	621
	23,523	22,513
Less allowance for depreciation and amortization	8,663	8,221
	14,860	14,292
Goodwill	970	970
Other assets	649	534
	$21,075	$20,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,134	$1,203
Accrued liabilities	1,651	1,565
Air traffic liability	3,815	2,897
Current maturities of long-term debt	276	258
Total current liabilities	6,876	5,923

Long-term debt less current maturities	2,411	2,434
Deferred income taxes	3,290	3,259
Construction obligation	632	554
Other noncurrent liabilities	708	1,255
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,319	1,315
Retained earnings	8,387	7,416
Accumulated other comprehensive loss	(664)	(738)
Treasury stock, at cost	(2,692)	(2,026)
Total stockholders' equity	7,158	6,775
	$21,075	$20,200
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Passenger	$4,852	$4,752	$9,030	$8,685
Freight	46	44	90	84
Other	213	215	405	409
Total operating revenues	5,111	5,011	9,525	9,178

OPERATING EXPENSES:
Salaries, wages, and benefits	1,607	1,406	3,026	2,680
Fuel and oil	1,005	1,425	1,882	2,739
Maintenance materials and repairs	240	236	469	486
Aircraft rentals	59	75	119	156
Landing fees and other rentals	299	295	584	560
Depreciation and amortization	250	228	494	449
Acquisition and integration	3	38	26	56
Other operating expenses	563	533	1,060	1,061
Total operating expenses	4,026	4,236	7,660	8,187

OPERATING INCOME	1,085	775	1,865	991

OTHER EXPENSES (INCOME):
Interest expense	29	34	62	66
Capitalized interest	(7)	(6)	(14)	(12)
Interest income	(2)	(2)	(3)	(3)
Other (gains) losses, net	88	3	121	(50)
Total other expenses (income)	108	29	166	1

INCOME BEFORE INCOME TAXES	977	746	1,699	990
PROVISION FOR INCOME TAXES	369	281	638	373

NET INCOME	$608	$465	$1,061	$617

NET INCOME PER SHARE, BASIC	$0.91	$0.67	$1.58	$0.89

NET INCOME PER SHARE, DILUTED	$0.90	$0.67	$1.57	$0.88

COMPREHENSIVE INCOME	$686	$588	$1,135	$731

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	665	690	670	694
Diluted	673	698	678	703

Cash dividends declared per common share	$.075	$.060	$.135	$.100
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$608	$465	$1,061	$617
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	250	228	494	449
Unrealized/realized (gain) loss on fuel derivative instruments	74	(7)	85	(67)
Deferred income taxes	23	(11)	43	81
Changes in certain assets and liabilities:
Accounts and other receivables	41	10	(90)	(61)
Other assets	(7)	(21)	6	(14)
Accounts payable and accrued liabilities	(134)	424	43	448
Air traffic liability	201	153	918	914
Cash collateral received from (provided to) derivative counterparties	(377)	95	(394)	106
Other, net	(52)	2	(87)	(15)
Net cash provided by operating activities	627	1,338	2,079	2,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(428)	(481)	(1,001)	(876)
Assets constructed for others	(22)	(19)	(44)	(31)
Purchases of short-term investments	(562)	(1,159)	(877)	(1,929)
Proceeds from sales of short-term and other investments	614	803	1,223	1,622
Other, net	(9)	(1)	(9)	(1)
Net cash used in investing activities	(407)	(857)	(708)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	8	25	21	73
Proceeds from termination of interest rate derivative instruments	—	—	12	—
Reimbursement for assets constructed for others	3	—	5	—
Payments of long-term debt and capital lease obligations	(40)	(73)	(92)	(119)
Payments of cash dividends	(50)	(42)	(131)	(97)
Repayment of construction obligation	(3)	(2)	(5)	(5)
Repurchase of common stock	(380)	(240)	(680)	(555)
Other, net	(11)	(8)	(11)	(13)
Net cash used in financing activities	(473)	(340)	(881)	(716)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(253)	141	490	527

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,025	1,741	1,282	1,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,772	$1,882	$1,772	$1,882

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$21	$33	$53	$67
Income taxes	$455	$12	$566	$12

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Assets constructed for others	$37	$19	$80	$31
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2015 and 2014 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2014.

During fourth quarter 2014, the Company increased the amount of spoilage recorded associated with frequent flyer points sold to business partners as a result of continued monitoring of Rapid Rewards Member ("Member") redemption activity and behavior under its Rapid Rewards program. Based on a sufficient amount of historical data and Member attributes observed since the new program was launched in 2011, the Company developed a predictive statistical model to analyze the amount of spoilage expected. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the Customer has a co-branded credit card. This change in estimate, which was recorded on a prospective basis, effective October 1, 2014, increased Passenger revenues by approximately $41 million for the three months ended June 30, 2015 and $85 million for the six months ended June 30, 2015. After consideration of profitsharing and taxes, the impact of this change to net income was an increase of $22 million, or $0.03 per Basic and Diluted share, for the three months ended June 30, 2015, and $45 million, or $0.07 per Basic and Diluted share, for the six months ended June 30, 2015. The current spoilage rate will also be applied in third quarter 2015; however, the precise revenue impact will not be determinable until the actual number of point redemptions for the period is known. The Company will continue to

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

monitor all factors that influence spoilage and Member behavior in order to determine its best estimate of expected spoilage.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2014, the Company has reclassified $19 million and $31 million, respectively, from Capital expenditures to Assets constructed for others. See Note 7 for further information.

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

On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. As discussed in Note 10, the material modification of the Company's co-branded credit card agreement during third quarter 2015 will require the use of the relative fair value approach for accounting for Rapid Reward point sales, thereby eliminating the use of the residual method of accounting in allocating funds from the sale of frequent flyer points to business partners. Subsequent to this change, the Company believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liability earned by Customers associated with flight points with a relative fair value approach. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the three months ended June 30, 2015, the Company had no active "economic" hedge in place for its estimated fuel consumption. However, in periods prior to second quarter, the Company did have hedges in place that were subsequently offset. See the below tables for further information on amounts that had been carried in Accumulated other comprehensive income (loss) ("AOCI") related to those prior hedges that were reclassified into earnings during second quarter 2015 upon consumption of the fuel to which those hedges related. As of June 30, 2015, the Company had fuel derivative instruments in place to provide coverage for up to 89 percent of its remaining 2015 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2015 through 2018 on an “economic” basis considering current market prices:

	Fuel hedged as of
	June 30, 2015		Derivative underlying commodity type as of
Period (by year)	(gallons in millions)		June 30, 2015
Remainder of 2015	843	(a)	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2016	1,672	(a)	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2017	790	(a)	WTI crude and Brent crude oil
2018	—	(b)
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic net hedge in place and may vary significantly as market prices fluctuate.
(b) In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action to offset its 2018 fuel derivative portfolio and remains effectively unhedged for 2018 at current price levels. While the Company still holds derivative contracts as of June 30, 2015, that will settle during 2018, the losses associated with those contracts are locked in.
Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in AOCI until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

by entering into the sold positions and were de-designated as hedges, are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2014, or during the six months ended June 30, 2015.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, previously, the Company's routine statistical analysis performed to determine which commodities qualified for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualify for hedge accounting. This was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods had not been as strong as in the past, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, the changes in fair value of all of the Company's derivatives based in WTI are recorded directly to Other (gains) losses. The change in fair value of the Company's WTI derivative contracts for the three months ended June 30, 2015, was an increase of $7 million, which resulted in a gain in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. The change in fair value of the Company's WTI derivative contracts for the six months ended June 30, 2015, was a decrease of $4 million, which resulted in a loss in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. The Company will continue to evaluate whether it can qualify for hedge accounting for WTI derivative contracts in future periods.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2015	12/31/2014	6/30/2015	12/31/2014
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Accrued liabilities	$29	$—	$145	$—
Fuel derivative contracts (gross)	Other noncurrent liabilities	38	—	381	643
Interest rate derivative contracts	Other assets	1	13	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	54	61
Total derivatives designated as hedges		$68	$13	$580	$704
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Accrued liabilities	$408	$1,190	$811	$1,432
Fuel derivative contracts (gross)	Other noncurrent liabilities	151	157	317	273
Total derivatives not designated as hedges		$559	$1,347	$1,128	$1,705
Total derivatives		$627	$1,360	$1,708	$2,409
* Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2015	2014
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	$202	$68
Cash collateral deposits provided to counterparties for fuel contracts - noncurrent	Offset against Other noncurrent liabilities	458	198
Due to third parties for fuel contracts	Accounts payable	—	16

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet.

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Accrued liabilities	$639	$(639)	$—	$1,258	$(1,258)	$—
Fuel derivative contracts	Other noncurrent liabilities	$647	$(647)	$—	$355	$(355)	$—
Interest rate derivative contracts	Other assets	$1	$—	$1	$13	$—	$13

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Accrued liabilities	$956	$(639)	$317	$1,432	$(1,258)	$174
Fuel derivative contracts	Other noncurrent liabilities	$698	$(647)	$51	$916	$(355)	$561
Interest rate derivative contracts	Other noncurrent liabilities	$54	$—	$54	$61	$—	$61
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2015		2014		2015		2014		2015	2014
Fuel derivative contracts	$(33)	*	$(122)	*	$41	*	$(1)	*	$(2)	$(28)
Interest rate derivatives	(1)	*	3	*	3	*	3	*	(1)	—
Total	$(34)		$(119)		$44		$2		$(3)	$(28)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2015		2014		2015		2014		2015	2014
Fuel derivative contracts	$16	*	$(110)	*	$87	*	$(1)	*	$(15)	$(41)
Interest rate derivatives	3	*	5	*	6	*	7	*	(2)	(1)
Total	$19		$(105)		$93		$6		$(17)	$(42)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2015	2014	on derivatives
Fuel derivative contracts	$71	$16	Other (gains) losses, net

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2015	2014	on derivatives
Fuel derivative contracts	$91	$(40)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2015 and 2014 of $22 million and $17 million, respectively, and the six months ended June 30, 2015 and 2014 of $48 million and $34 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2015, recorded in AOCI, were approximately $323 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2015.

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

In February 2015, the Company terminated the fixed-to-floating interest rate swap agreements related to its $300 million 5.75% unsecured notes due 2016. The effect of this termination is such that the interest associated with the debt prospectively reverts back to its original fixed rate. As a result of the approximate $12 million gain realized on this transaction, which will be amortized over the remaining term of the corresponding unsecured notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense associated with these unsecured notes will significantly differ from the expense it would have recorded had the unsecured notes remained at floating rates.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2015, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(536)	$(112)	$(104)	$(178)	$(32)	$(45)	$(21)	$(1,028)
Cash collateral held (by) CP	(469)	(71)	(8)	(112)	—	—	—	(660)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	<(400)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)	(100) to (150)(e)	(75) to (150) or >(550)(d)	N/A	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(95)	(75) to (150) or >(550)	>(65)	>(50)
Cash is received from CP	>50	>150	>175(c)	>200	>30	>50
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(b)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives <$10 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three months ended June 30,
(in millions)	2015	2014
NET INCOME	$608	$465
Unrealized gain on fuel derivative instruments, net of deferred taxes of $44 and $72	74	121
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $-	4	—
Other, net of deferred taxes of $- and $1	—	2
Total other comprehensive income	$78	$123
COMPREHENSIVE INCOME	$686	$588

	Six months ended June 30,
(in millions)	2015	2014
NET INCOME	$1,061	$617
Unrealized gain on fuel derivative instruments, net of deferred taxes of $43 and $64	71	109
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $1	3	2
Other, net of deferred taxes of $- and $3	—	3
Total other comprehensive income	$74	$114
COMPREHENSIVE INCOME	$1,135	$731

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2015:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2015	$(1,181)	$(46)	$41	$8	$436	$(742)
Changes in fair value	53	1	—	—	(20)	34
Reclassification to earnings	65	5	—	—	(26)	44
Balance at June 30, 2015	$(1,063)	$(40)	$41	$8	$390	$(664)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$(1,177)	$(45)	$41	$8	$435	$(738)
Changes in fair value	(24)	(5)	—	—	10	(19)
Reclassification to earnings	138	10	—	—	(55)	93
Balance at June 30, 2015	$(1,063)	$(40)	$41	$8	$390	$(664)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2015:

Three months ended June 30, 2015
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$65	Fuel and oil expense
	24	Less: Tax Expense
	$41	Net of tax
Unrealized gain on interest rate derivative instruments	$5	Interest expense
	2	Less: Tax Expense
	$3	Net of tax

Total reclassifications for the period	$44	Net of tax

Six months ended June 30, 2015
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$138	Fuel and oil expense
	51	Less: Tax Expense
	$87	Net of tax
Unrealized gain on interest rate derivative instruments	$10	Interest expense
	4	Less: Tax Expense
	$6	Net of tax

Total reclassifications for the period	$93	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

Other assets (in millions)	June 30, 2015	December 31, 2014
Derivative contracts	$1	$13
Intangible assets (a)	474	363
Non-current investments	40	35
Other	134	123
Other assets	$649	$534
(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, takeoff and landing slots (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. The increase in Intangible assets during 2015 was primarily due to the acquisition of two additional airport gate rights at Dallas Love Field, which were subleased from United Airlines. The purchase price paid for these airport gate rights was included as a component of Capital expenditures in the accompanying unaudited Condensed Consolidated Statement of Cash Flows.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts payable (in millions)	June 30, 2015	December 31, 2014
Accounts payable trade	$170	$123
Salaries payable	168	160
Excise and other tax withholdings payable	234	163
Aircraft maintenance payable	163	314
Fuel payable	68	85
Other payables	331	358
Accounts payable	$1,134	$1,203

Accrued liabilities (in millions)	June 30, 2015	December 31, 2014
Profitsharing and savings plans	$319	$374
Aircraft and other lease related obligations	93	159
Vacation pay	302	292
Health	71	84
Derivative contracts	317	174
Workers compensation	170	165
Property and income taxes	121	81
Other	258	236
Accrued liabilities	$1,651	$1,565

Other noncurrent liabilities (in millions)	June 30, 2015	December 31, 2014
Postretirement obligation	$176	$169
Non-current lease-related obligations	174	193
Other deferred compensation	172	174
Deferred gains from sale and leaseback of aircraft	48	53
Derivative contracts	105	622
Other	33	44
Other noncurrent liabilities	$708	$1,255

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta in September 2013, and as of June 30, 2015, the Company had delivered a total of 71 B717s to Delta. As the Company has previously disclosed, all B717s remaining at the Company were grounded on December 28, 2014. A portion of the B717 fleet that will not be delivered to Delta until the second half of 2015 has been placed in storage until each aircraft is ready to be converted. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

The Company has paid and will continue to pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs for the leased aircraft is a “lease incentive” under applicable accounting guidance. The sublease

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

terms for the 76 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately three to nine years. The leasing of the ten B717s owned by the Company is subject to certain conditions, and the lease terms are for up to seven years, after which Delta has the option to purchase the aircraft at the then-prevailing market value. The Company accounts for the lease and sublease transactions with Delta as operating leases, sales type leases, and direct financing leases. The ten owned B717s will be accounted for as sales type leases, the two B717s classified by the Company as capital leases will be accounted for as direct financing leases, and the remaining 76 subleases will be accounted for as operating leases. With respect to the 71 B717s delivered to Delta as of June 30, 2015, the Company had 68 operating leases, one sales type lease, and two direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

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

(in millions)	B717 lease/sublease liability
Balance at December 31, 2013	$122
Lease/sublease accretion	5
Lease/sublease expense adjustment	22
Lease/sublease payments, net (a)	(86)
Balance at December 31, 2014	$63
Lease/sublease accretion	1
Lease/sublease expense adjustment	4
Lease/sublease payments, net (a)	(39)
Balance at June 30, 2015	$29
(a) Includes lease conversion cost payments

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Major construction on the project is expected to begin in third quarter 2015. The Company believes that due to its agreed upon role in overseeing and managing the project, it will be considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

County.
Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest Airlines ticket counter area. The project is estimated to cost $156 million, and the Company has agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City has the option to buy out the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s lease payments at the airport. Construction began during third quarter 2013 and is estimated to be completed during fourth quarter 2015.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it is the owner of the facility for accounting purposes during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others, in the unaudited Condensed Consolidated Statement of Cash Flows. As of June 30, 2015, the Company had recorded construction costs related to Houston Hobby of $106 million.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014. The Company believes that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company for the non-proprietary renovations, while the Company will not be reimbursed for proprietary renovations. As a result, all of the costs incurred to fund the Project are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet. As of June 30, 2015, the Company had recorded construction costs related to the Project of $110 million, which were classified and included in Assets constructed for others and as Construction obligation in the accompanying unaudited Condensed Consolidated Balance Sheet.
Dallas Love Field
During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project. Major construction commenced during 2010, and the project was effectively completed by December 31, 2014. The project consists of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

infrastructure. New ticketing and check-in areas opened during fourth quarter 2012, 12 new gates and new concessions opened in 2013, and the remaining gates opened during October 2014.

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

In conjunction with the Company's significant presence at Dallas Love Field and other factors, the Company agreed to manage the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of June 30, 2015, the Company had recorded LFMP gross construction costs, including capitalized interest, of $521 million within Assets constructed for others and had recorded a net liability of $515 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction, the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. These payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows.

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

As of June 30, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments, totaling $27 million (net) at June 30, 2015, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015, and December 31, 2014:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,565	$1,565	$—	$—
Commercial paper	125	—	125	—
Certificates of deposit	8	—	8	—
Eurodollar time deposits	74	—	74	—
Short-term investments:
Treasury bills	1,150	1,150	—	—
Certificates of deposit	210	—	210	—
Noncurrent investments (b)
Auction rate securities	27	—	—	27
Interest rate derivatives	1	—	1	—
Fuel derivatives:
Swap contracts (c)	294	—	294	—
Option contracts (c)	332	—	—	332
Other available-for-sale securities	67	67	—	—
Total assets	$3,853	$2,782	$712	$359
Liabilities
Fuel derivatives:
Swap contracts (c)	$(267)	$—	$(267)	$—
Option contracts (c)	(1,387)	—	—	(1,387)
Interest rate derivatives	(54)	—	(54)	—
Total liabilities	$(1,708)	$—	$(321)	$(1,387)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2015, or the year ended December 31, 2014. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at March 31, 2015	$(1,245)		$27		$—	$(1,218)
Total gains (realized or unrealized)
Included in earnings	85		—		—	85
Included in other comprehensive income	50		—		—	50
Purchases	182	(a)	—		—	182
Sales	(127)	(a)	—		—	(127)
Balance at June 30, 2015	$(1,055)		$27	(b)	$—	$(1,028)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$85		$—		$—	$85
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2014	$(1,091)		$27		$5	$(1,059)
Total losses (realized or unrealized)
Included in earnings	(8)		—		(1)	(9)
Included in other comprehensive income	(29)		—		—	(29)
Purchases	244	(a)	—		—	244
Sales	(171)	(a)	—		(4)	(175)
Balance at June 30, 2015	$(1,055)		$27	(b)	$—	$(1,028)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015	$(8)		$—		$—	$(8)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at June 30, 2015:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2015	18-33%
			Fourth quarter 2015	26-35%
			2016	23-37%
			2017	17-29%
			2018	19-23%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3-4%
		Counterparty credit spread		1-2%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2015, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	$310	$328	Level 2
5.25% Convertible Senior Notes due 2016	112	264	Level 2
5.125% Notes due 2017	312	331	Level 2
French Credit Agreements due 2018 - 1.15%	31	31	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	20	21	Level 3
2.75% Notes due 2019	302	308	Level 2
Term Loan Agreement due 2019 - 6.315%	161	167	Level 3
Term Loan Agreement due 2019 - 6.84%	67	72	Level 3
Term Loan Agreement due 2020 - 5.223%	351	347	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	279	275	Level 3
Pass Through Certificates due 2022 - 6.24%	347	395	Level 2
7.375% Debentures due 2027	133	157	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
NUMERATOR:
Net income	$608	$465	$1,061	$617
Incremental income effect of interest on 5.25% convertible notes	1	1	1	2
Net income after assumed conversion	$609	$466	$1,062	$619

DENOMINATOR:
Weighted-average shares outstanding, basic	665	690	670	694
Dilutive effect of Employee stock options and restricted stock units	2	2	2	3
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	673	698	678	703

NET INCOME PER SHARE:
Basic	$0.91	$0.67	$1.58	$0.89
Diluted	$0.90	$0.67	$1.57	$0.88

10.    SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company executed an amended co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. The Company's Rapid Rewards program members are able to accrue loyalty points based on purchases using the Chase co-branded Southwest Visa credit card. The Agreement materially modifies the previously existing agreement between Chase and the Company. Consideration received as part of this Agreement is subject to Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (“ASU 2009-13”).

Under the Agreement and ASU 2009-13, the Company has identified separate deliverables in the arrangement related to air transportation and various marketing elements. Under ASU 2009-13, these deliverables will be accounted for separately and allocation of consideration from the Agreement will be determined based on the relative selling price of each deliverable. Prior to the adoption of ASU 2009-13, the Company determined the selling price of air transportation and allocated any remaining consideration under the contract on a residual basis.

The application of ASU 2009-13 to the Agreement decreases the relative value of the air transportation deliverables that the Company records as deferred revenue (and ultimately Passenger revenues when redeemed awards are flown) and increases the relative value of the marketing-related deliverables recorded in Other revenues at the time these marketing-related deliverables are provided. This is principally due to the previous application of the residual method, which effectively applied any discount associated with the agreement to the marketing deliverables. Under the transition provisions of ASU 2009-13, the existing deferred revenue balance, classified within Air traffic liability, will be reduced to reflect the estimated selling price of the undelivered elements. As a result, the Company expects to record a one-time non-cash increase to revenue in the third quarter of 2015 of approximately $150 million. The Agreement and resulting application of ASU 2009-13 are expected to result in an acceleration of the timing of Operating revenues on a prospective basis relative to the Company's previous application of the residual method due to assigning a higher value to the non-transportation elements of the Agreement than under the residual method; however, the precise revenue impact will not be determinable until the volume of future transactions for the period is known.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2015 and 2014 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2015	2014	Change
Revenue passengers carried	30,800,742	29,155,114	5.6%
Enplaned passengers	37,670,284	35,790,140	5.3%
Revenue passenger miles (RPMs) (000s)(1)	30,858,381	28,589,997	7.9%
Available seat miles (ASMs) (000s)(2)	36,476,030	34,096,212	7.0%
Load factor(3)	84.6%	83.9%	0.7	pts
Average length of passenger haul (miles)	1,002	981	2.1%
Average aircraft stage length (miles)	756	723	4.6%
Trips flown	326,309	327,343	(0.3)%
Seats flown(4)	47,612,415	46,662,111	2.0%
Seats per trip(5)	145.91	142.55	2.4%
Average passenger fare	$157.51	$163.00	(3.4)%
Passenger revenue yield per RPM (cents)(6)	15.72	16.62	(5.4)%
Operating revenue per ASM (cents)(7)	14.01	14.70	(4.7)%
Passenger revenue per ASM (cents)(8)	13.30	13.94	(4.6)%
Operating expenses per ASM (cents)(9)	11.04	12.42	(11.1)%
Operating expenses per ASM, excluding fuel (cents)	8.29	8.25	0.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.79	7.88	(1.1)%
Fuel costs per gallon, including fuel tax	$2.03	$3.03	(33.0)%
Fuel costs per gallon, including fuel tax, economic	$2.02	$3.02	(33.1)%
Fuel consumed, in gallons (millions)	493	469	5.1%
Active fulltime equivalent Employees	47,645	45,508	4.7%
Aircraft at end of period(10)	689	683	0.9%

	Six months ended June 30,
	2015	2014	Change
Revenue passengers carried	57,243,738	54,210,923	5.6%
Enplaned passengers	69,769,242	66,446,721	5.0%
Revenue passenger miles (RPMs) (000s)(1)	56,719,247	52,745,314	7.5%
Available seat miles (ASMs) (000s)(2)	68,773,495	64,570,794	6.5%
Load factor(3)	82.5%	81.7%	0.8	pts
Average length of passenger haul (miles)	991	973	1.8%
Average aircraft stage length (miles)	748	717	4.3%
Trips flown	622,879	626,981	(0.7)%
Seats flown(4)	90,856,819	89,208,921	1.8%
Seats per trip(5)	145.87	142.28	2.5%
Average passenger fare	$157.74	$160.21	(1.5)%
Passenger revenue yield per RPM (cents)(6)	15.92	16.47	(3.3)%
Operating revenue per ASM (cents)(7)	13.85	14.21	(2.5)%
Passenger revenue per ASM (cents)(8)	13.13	13.45	(2.4)%
Operating expenses per ASM (cents)(9)	11.14	12.68	(12.1)%
Operating expenses per ASM, excluding fuel (cents)	8.40	8.44	(0.5)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.95	8.20	(3.0)%
Fuel costs per gallon, including fuel tax	$2.02	$3.06	(34.0)%
Fuel costs per gallon, including fuel tax, economic	$2.01	$3.05	(34.1)%
Fuel consumed, in gallons (millions)	927	892	3.9%
Active fulltime equivalent Employees	47,645	45,508	4.7%
Aircraft at period-end(10)	689	683	0.9%
(1) A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.
(2) An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.
(3) Revenue passenger miles divided by available seat miles.
(4) Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.
(5) Seats per trip is calculated using seats flown divided by trips flown. Also referred to as “gauge.”
(6) Calculated as passenger revenue divided by revenue passenger miles. Also referred to as "yield," this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.
(7) Calculated as operating revenue divided by available seat miles. Also referred to as "operating unit revenues," this is a measure of operating revenue production based on the total available seat miles flown during a particular period.
(8) Calculated as passenger revenue divided by available seat miles. Also referred to as “passenger unit revenues,” this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(9) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(10) Aircraft in the Company's fleet at period end, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
Fuel and oil expense, unhedged	$962	$1,444		$1,792	$2,776
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	43	(19)		90	(37)
Fuel and oil expense, as reported	$1,005	$1,425		$1,882	$2,739
Deduct: Net impact from fuel contracts	(5)	(6)		(9)	(14)
Fuel and oil expense, non-GAAP (economic)	$1,000	$1,419	(29.5)%	$1,873	$2,725	(31.3)%

Total operating expenses, as reported	$4,026	$4,236		$7,660	$8,187
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(5)	(6)		(9)	(14)
Deduct: Acquisition and integration costs	(3)	(38)		(26)	(56)
Add: Litigation settlement	—	—		37	—
Deduct: Labor ratification bonuses	(55)	—		(55)	—
Total operating expenses, non-GAAP	$3,963	$4,192	(5.5)%	$7,607	$8,117	(6.3)%

Operating income, as reported	$1,085	$775		$1,865	$991
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	5	6		9	14
Add: Acquisition and integration costs	3	38		26	56
Deduct: Litigation settlement	—	—		(37)	—
Add: Labor ratification bonuses	55	—		55	—
Operating income, non-GAAP	$1,148	$819	40.2%	$1,918	$1,061	80.8%

Net income, as reported	$608	$465		$1,061	$617
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	71	16		91	(40)
Deduct: Ineffectiveness from fuel hedges settling in future periods	(2)	(28)		(15)	(41)
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	5	6		9	14
Add (Deduct): Income tax impact of fuel contracts	(27)	2		(31)	26
Add: Acquisition and integration costs (a)	2	24		16	35
Deduct: Litigation settlement (a)	—	—		(23)	—
Add: Labor ratification bonuses (a)	34	—		34	—
Net income, non-GAAP	$691	$485	42.5%	$1,142	$611	86.9%

Net income per share, diluted, as reported	$0.90	$0.67		$1.57	$0.88
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.07	(0.01)		0.07	(0.06)
Add: Impact of special items (a)	0.06	0.04		0.05	0.05
Net income per share, diluted, non-GAAP	$1.03	$0.70	47.1%	$1.69	$0.87	94.3%

Operating expenses per ASM (cents)	11.04 ¢	12.42 ¢		11.14 ¢	12.68 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.75)	(4.17)		(2.74)	(4.24)
Deduct: Impact of special items	(0.16)	(0.11)		(0.06)	(0.09)
Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items (cents)	8.13 ¢	8.14 ¢	(0.1)%	8.34 ¢	8.35 ¢	(0.1)%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	June 30, 2015	June 30, 2014
Operating income, as reported	$3,100	$1,766
Net impact from fuel contracts	23	49
Acquisition and integration costs	96	103
Labor ratification bonuses	64	—
Litigation settlement	(37)	—
Operating income, non-GAAP	$3,246	$1,918
Net adjustment for aircraft leases (1)	117	140
Adjustment for fuel hedge premium expense	(76)	(78)
Adjusted Operating income, non-GAAP	$3,287	$1,980

Average invested capital (2)	$11,196	$11,581
Equity adjustment for hedge accounting	473	(25)
Adjusted average invested capital	$11,669	$11,556

ROIC, pre-tax	28.2%	17.1%
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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as “excluding special items,” as a result of items that the Company believes are not indicative of its ongoing operations. These include expenses associated with the Company's acquisition and integration of AirTran, collective bargaining ratification bonuses for certain workgroups, and a gain resulting from a litigation settlement received in January 2015. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company's acquisition of AirTran, which closed on May 2, 2011, the Company has incurred substantial charges associated with integration of the two companies. Given that the AirTran integration process has been effectively completed, the Company does not anticipate significant future integration expenditure requirements, but may incur smaller incremental costs associated primarily with the continuing conversion and sublease of the Boeing 717 fleet throughout 2015. See Note 6 to the unaudited Condensed Consolidated Financial Statements. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.
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

Financial Overview

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2015 and 2014 as follows:

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2015	2014	Percent Change	2015	2014	Percent Change
Operating income	$1,085	$775	40.0%	$1,865	$991	88.2%
Net income	$608	$465	30.8%	$1,061	$617	72.0%
Net income per share, diluted	$0.90	$0.67	34.3%	$1.57	$0.88	78.4%

Non-GAAP
Operating income	$1,148	$819	40.2%	$1,918	$1,061	80.8%
Net income	$691	$485	42.5%	$1,142	$611	86.9%
Net income per share, diluted	$1.03	$0.70	47.1%	$1.69	$0.87	94.3%

Second quarter 2015 Net income was a Company quarterly record of $608 million, or $0.90 per diluted share, a 30.8 percent increase year-over-year. This increase was primarily attributable to a 29.5 percent reduction in fuel expense due to decreases in market prices, coupled with a 2.0 percent increase in Operating revenues, driven by strong demand for low-fare air travel and through the Company's expansion of flights in key markets, such as Dallas, New York, and Washington D.C., as well as international markets. The Company's Operating expenses decreased 5.0 percent, primarily as a result of lower fuel prices offsetting increases in certain cost categories discussed below under "Material Changes in Results of Operations." Excluding special items in both years, second quarter 2015 non-GAAP Net income was a quarterly record of $691 million, or $1.03 per diluted share, a 42.5 percent increase year-over-year. This marked the ninth consecutive quarter during which the Company produced record non-GAAP Net income for the applicable fiscal quarter. Second quarter 2015 Operating income was $1.09 billion and second quarter 2015 non-GAAP Operating income was $1.15 billion. Both GAAP and non-GAAP Operating income results were also Company quarterly records and significantly surpassed the prior year performance.

For the twelve months ended June 30, 2015, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 28.2 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This represents a significant increase compared with the Company's pre-tax ROIC of 17.1 percent for the twelve months ended June 30, 2014.

For the six months ended June 30, 2015, Net income was $1.06 billion, or $1.57 per diluted share, a 72.0 percent increase year-over-year, and non-GAAP Net income was $1.14 billion, or $1.69 per diluted share, an 86.9 percent increase year-over-year. These increases primarily were due to a 31.3 percent reduction in fuel expense due to decreases in market prices, coupled with a 3.8 percent increase in Operating revenues, driven by strong demand for low-fare air travel and capacity growth in key markets. Operating expenses for the six months ended June 30, 2015, decreased 6.4 percent year-over-year as a result of lower jet fuel prices offsetting small increases in certain cost categories. Operating income for the six months ended June 30, 2015, was $1.87 billion, and non-GAAP Operating income for the six months ended June 30, 2015, was $1.92 billion.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Company Overview
During second quarter 2015, the Company began service from Orange County, CA to its 95th destination, Puerto Vallarta, Mexico, and announced scheduled service between Denver and Puerto Vallarta beginning November 1, 2015.

Also during second quarter 2015, the Company announced new scheduled international service, subject to governmental approvals, between eight cities and Houston Hobby, including the Company's 96th and 97th destinations, Belize City, Belize and Liberia, Costa Rica. Service from Houston Hobby to Mexico (Cancun, Mexico City, Puerto Vallarta, Cabo San Lucas/Los Cabos), Belize City, Belize, and San Jose, Costa Rica is scheduled to begin October 15, 2015, and service from Houston Hobby to Liberia, Costa Rica and Montego Bay, Jamaica is scheduled to begin November 1, 2015.

During second quarter 2015, the Company's Dispatchers, represented by the Transport Workers Union, Local 550 ("TWU 550"), ratified a new four-year contract which becomes amendable on November 30, 2019. Additionally, the Company's Meteorologists, represented by TWU 550, approved their first-ever collective-bargaining agreement following certification by the National Mediation Board late last year. This new, four-year contract becomes amendable on June 1, 2019. During second quarter 2015, the Company's Flight Attendants, represented by the Transport Workers Union, Local 556, reached a tentative collective-bargaining agreement with the Company, which was announced in July 2015. The Flight Attendants failed to approve this agreement, as announced by the Company on July 24, 2015, and the parties will continue negotiations.

The Company plans to continue its route network and schedule optimization efforts. For 2015, the Company continues to manage to a baseline of roughly 700 aircraft and an approximate seven percent year-over-year increase in ASMs, primarily due to more efficient flying of its existing fleet through increased seats per trip ("gauge") and stage length, with a modest increase in trips. The Company currently expects its third quarter 2015 ASMs to increase approximately eight percent, compared with third quarter 2014. The Company expects to continue to optimize its network through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule.
During second quarter 2015, the Company took delivery of 11 aircraft: six 737-800 aircraft from Boeing, and five pre-owned 737-700 aircraft from third parties. The Company currently expects to take delivery of an additional six 737-800 aircraft from Boeing and eight pre-owned 737-700 aircraft from other parties during the remainder of 2015. The Company's fleet of 689 aircraft at June 30, 2015, also reflects one Boeing 737-300 retirement during second quarter 2015. Following AirTran's final passenger service on December 28, 2014, the Company removed all remaining Boeing 717-200 aircraft ("B717s") from service. As of June 30, 2015, 71 of AirTran's 88 B717 aircraft had been delivered to Delta pursuant to a lease/sublease agreement and 17 B717 aircraft were undergoing or awaiting conversion in preparation for delivery to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.
During second quarter 2015, the Company continued to return significant value to its Shareholders. As of May 11, 2015, the Company completed its previously authorized $1.0 billion share repurchase program, bringing in a total of 28.0 million shares. Furthermore, on May 13, 2015, the Company's Board of Directors approved a 25 percent increase of the Company's quarterly cash dividend per share and a new $1.5 billion share repurchase program. The Company began the new share repurchase program by launching a $300 million accelerated share repurchase in May 2015 ("Second Quarter ASR Program") with a financial institution in a privately negotiated transaction. The Second Quarter ASR Program was completed in June 2015. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. On July 31, 2015, the Company launched a new accelerated share repurchase by advancing $500 million to a financial institution in a privately negotiated transaction ("Third Quarter ASR Program"). The Company expects to receive an initial delivery of shares, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program, in August 2015. The specific number of shares that the Company ultimately will repurchase under the Third Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than October 2015. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. This transaction brings total repurchases of common stock in 2015 to nearly $1.2 billion. Subsequent to the launch of the Third Quarter ASR Program, the Company has $700 million remaining under its existing $1.5 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorizations.

Material Changes in Results of Operations

Comparison of three months ended June 30, 2015 and June 30, 2014

Operating revenues

Passenger revenues for second quarter 2015 increased $100 million, or 2.1 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 7.0 percent increase in capacity, accompanied by strong Customer demand for low-fare air travel, as evidenced by a record Load factor of 84.6 percent. On a unit basis, Passenger revenue decreased 4.6 percent, year-over-year, largely driven by a 5.4 percent decrease in Passenger revenue yield. The year-ago results included $47 million in additional Passenger revenue recorded due to a change in estimate to the Company’s previous breakage estimates during second quarter 2014, which impacted second quarter 2015 year-over-year passenger unit revenue comparisons by approximately one percent. Another two to three percent of the second quarter 2015 year-over-year unit revenue decline was due to a 4.6 percent year-over-year increase in Average aircraft stage length and a 2.4 percent year-over-year increase in Seats per trip (gauge) from the Company's ongoing fleet modernization initiative.

Freight revenues for second quarter 2015 increased by $2 million, or 4.5 percent, compared with second quarter 2014, primarily due to increased pounds shipped. Based on current trends, the Company expects third quarter 2015 Freight revenues also to increase slightly, compared with third quarter 2014.

Other revenues for second quarter 2015 were down slightly by 0.9 percent, year-over-year. The decline was primarily due to the termination of AirTran passenger service and related ancillary fees. This decline was almost entirely offset by an increase in certain Southwest Airlines ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. The Company expects third quarter 2015 Other revenues to increase significantly from third quarter 2014 due to the combined impact of the July 2015 amended co-branded credit card agreement (the "Agreement") with Chase Bank USA, N.A. ("Chase") and the effect of the resulting change in accounting methodology. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The Agreement is expected to result in an acceleration of the timing of Operating revenues on a prospective basis. The transportation element of the consideration received will be allocated a lower relative value, resulting in a reduction in the revenues classified as Passenger on a prospective basis, and the higher relative value associated with the non-transportation elements will result in an increase in the portion of revenues classified as Other within the unaudited Condensed Consolidated Statement of Comprehensive Income; however, the precise revenue impact will not be determinable until the volume of future transactions for the period is known. The Company currently estimates its second half 2015 Operating revenues will increase approximately $400 million from the combined impact of the Agreement and the effect of a change in accounting methodology. Approximately $150 million of this estimated revenue increase is associated with a one-time non-cash reduction to the deferred revenue liability with a corresponding increase to Operating revenues in third quarter 2015, which will be recorded as a special revenue item and is, therefore, excluded from the Company's outlook on third quarter 2015 unit revenues. See Note 10 for further information. The remaining approximately $250 million estimated revenue benefit will be included in the Company's second half 2015 unit revenues.

While some yield softness has continued into July, demand for low-fare air travel, thus far, remains strong. Based on current bookings and revenue trends, and including the third quarter 2015 portion of the estimated combined benefit to second half 2015 Operating revenues from the Agreement and the effect of the resulting change in accounting methodology, the Company is currently estimating third quarter 2015 operating unit revenues to decline approximately one percent from third quarter 2014.

Operating expenses

Operating expenses for second quarter 2015 decreased by $210 million, or 5.0 percent, compared with second quarter 2014, while capacity increased 7.0 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2015 and 2014, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2015		2014		change	change
Salaries, wages, and benefits	4.40	¢	4.12	¢	0.28 ¢	6.8%
Fuel and oil	2.75		4.17		(1.42)	(34.1)
Maintenance materials and repairs	0.66		0.69		(0.03)	(4.3)
Aircraft rentals	0.16		0.22		(0.06)	(27.3)
Landing fees and other rentals	0.82		0.86		(0.04)	(4.7)
Depreciation and amortization	0.68		0.67		0.01	1.5
Acquisition and integration	0.01		0.11		(0.10)	(90.9)
Other operating expenses	1.56		1.58		(0.02)	(1.3)
Total	11.04	¢	12.42	¢	(1.38)¢	(11.1)%

Operating expenses per ASM decreased 11.1 percent for second quarter 2015 compared with second quarter 2014 primarily due to lower jet fuel prices. Operating expenses per ASM for second quarter 2015, excluding fuel and special items (a non-GAAP financial measure), decreased slightly year-over-year. Based on current cost trends, the Company expects its third quarter 2015 unit costs, excluding fuel and oil expense, profitsharing, and special items to decrease approximately one percent from third quarter 2014. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Salaries, wages, and benefits expense for second quarter 2015 increased by $201 million, or 14.3 percent, compared with second quarter 2014. On a per ASM basis, second quarter 2015 Salaries, wages, and benefits expense increased 6.8 percent, compared with second quarter 2014. On both a dollar and per ASM basis, approximately 60 percent of the increase was the result of higher salaries, primarily due to increased training, additional headcount, contractual increases, and $55 million related to the proposed ratification bonuses included in the tentative collective-bargaining agreement reached with the Company's Flight Attendants, as well as the ratification bonuses paid to Dispatchers, Meteorologists, and Flight Simulator Technicians during the quarter. As previously noted, based on the failure of the Flight Attendants to approve the tentative agreement on July 24, 2015, the Company will continue to monitor any negotiations that take place in third quarter 2015, in order to determine any potential impact on this accrual. The remainder of the year-over-year increase was primarily due to higher profitsharing expense due to increased profits in second quarter 2015. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during current and in future periods will reduce operating profits, as defined, in the calculation of profitsharing. Based on current cost trends and anticipated capacity, the Company expects third quarter 2015 Salaries, wages, and benefits expense per ASM, excluding profitsharing and special items, to decrease compared with third quarter 2014.

Fuel and oil expense for second quarter 2015 decreased by $420 million, or 29.5 percent, compared with second quarter 2014. On a per ASM basis, second quarter 2015 Fuel and oil expense decreased 34.1 percent, compared with second quarter 2014. Excluding the impact of hedging, both the dollar and unit cost decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 33.1 percent year-over-year, from $3.02 for second quarter 2014 to $2.02 for second quarter 2015. The Company also slightly improved its fuel efficiency in second quarter 2015 compared with the same prior year period, when measured on the basis of ASMs produced per gallon of fuel. Fuel gallons consumed increased 5.1 percent as compared with second quarter 2014, while year-over-year capacity increased 7.0 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $43 million in Fuel and oil expense for second quarter 2015, compared with net gains totaling $19 million for second quarter 2014. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $38 million provided to counterparties for second quarter 2015, compared with $25 million received from counterparties for second quarter 2014. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of July 20, 2015, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Average percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
Third quarter 2015	Approx. 65%
Full Year 2015	Approx. 30%
2016	Approx. 40%
2017	Approx. 40%
2018 (1)	—
(1) In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action to offset its 2018 fuel derivative portfolio and remains effectively unhedged for 2018 at current price levels. While the Company still holds derivative contracts as of July 20, 2015, that will settle during 2018, the losses associated with those contracts are locked in.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties- See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2015, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at June 30, 2015		Amount of gains (losses) deferred in AOCI at June 30, 2015 (net of tax)
Remainder of 2015	$(261)		$(133)
2016	(471)		(337)
2017	(296)		(182)
2018	—	(a)	(17)
Total	$(1,028)	(b)	$(669)

(a) In response to the precipitous decline in oil and jet fuel prices during the second half of 2014, the Company took action to offset its 2018 fuel derivative portfolio and remains effectively unhedged for 2018 at current price levels. While the Company still holds derivative contracts as of July 20, 2015, that will settle during 2018, the losses associated with those contracts are locked in.
(b) As of July 20, 2015, the fair value of fuel derivative contracts was a liability of $1.3 billion, $309 million associated with positions in 2015, $586 million in 2016, and $385 million in 2017.

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial

Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for third quarter 2015 and full year 2015 jet fuel prices at different crude oil assumptions as of July 20, 2015, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	3Q 2015 (2)	Full Year 2015 (2)
$40	$2.00 - $2.05	$1.95 - $2.00
$50	$2.10 - $2.15	$2.05 - $2.10
Current Market (1)	$2.15 - $2.20	$2.10 - $2.15
$70	$2.40 - $2.45	$2.20 - $2.25
$80	$2.55 - $2.60	$2.30 - $2.35
Estimated Premium Costs (3)	$30M - $35M	$120M - $130M
(1) Brent crude oil average market price as of July 20, 2015, was approximately $57 per barrel for third quarter 2015 and $59 per barrel for full year 2015.

(2) The economic fuel price per gallon sensitivities provided above assume the relationship between Brent crude oil and refined products based on market prices as of July 20, 2015.

(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for second quarter 2015 increased by $4 million, or 1.7 percent, compared with second quarter 2014. On a per ASM basis, Maintenance materials and repairs expense decreased 4.3 percent, compared with second quarter 2014, as the slight dollar increases were offset by the 7.0 percent increase in capacity. On a dollar basis, the slight increase was attributable to an increase in airframe and component expense due to the timing of regular maintenance checks, partially offset by reduced engine and avionic repair expense as a result of the B717 aircraft transitioning out of the Company's fleet. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2015 to increase slightly, compared with third quarter 2014.

Aircraft rentals expense for second quarter 2015 decreased by $16 million, or 21.3 percent, compared with second quarter 2014. On a per ASM basis, Aircraft rentals expense decreased by 27.3 percent, compared with second quarter 2014. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased B717s out of the Company's fleet for conversion and delivery to Delta. The majority of these leased aircraft removed from service have been replaced by owned or capital leased Boeing 737 aircraft. The Company currently expects Aircraft rentals expense per ASM for third quarter 2015 to decrease compared with third quarter 2014.

Landing fees and other rentals expense for second quarter 2015 increased by $4 million, or 1.4 percent, compared with second quarter 2014. On a per ASM basis, Landing fees and other rentals expense decreased 4.7 percent, compared with second quarter 2014, as the dollar increases were offset by the 7.0 percent increase in capacity. On a dollar basis, approximately 50 percent of the increase was due to higher space rental rates at various airports. The remainder of the increase was primarily due to heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet. The Company currently expects Landing fees and other rentals expense per ASM for third quarter 2015 to be comparable to third quarter 2014.

Depreciation and amortization expense for second quarter 2015 increased by $22 million, or 9.6 percent, compared with second quarter 2014. On a per ASM basis, Depreciation and amortization expense increased 1.5 percent, compared with second quarter 2014. On both a dollar and per ASM basis, the majority of the increase was due to the purchase and capital lease of new and used aircraft since second quarter 2014, the majority of which have replaced leased B717s removed from service. The Company currently expects Depreciation and amortization expense per ASM for third quarter 2015 to be comparable to third quarter 2014.

The Company incurred $3 million of Acquisition and integration costs during second quarter 2015 related to the AirTran integration, compared with $38 million in second quarter 2014. The second quarter 2015 expense primarily consisted of Employee training, facilities integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for second quarter 2015 increased by $30 million, or 5.6 percent, compared with second quarter 2014. On a per ASM basis, Other operating expenses decreased 1.3 percent, compared with second quarter 2014, as the dollar increases were offset by the 7.0 percent increase in capacity. On a dollar basis, approximately 45 percent of the increase was the result of higher Passenger and other related revenue expenses and approximately 40 percent was the result of higher personnel expenses, with the remainder due to individually insignificant items. The Company currently expects Other operating expenses per ASM for third quarter 2015 to increase slightly, compared with third quarter 2014.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Interest expense for second quarter 2015 decreased by $5 million, or 14.7 percent, compared with second quarter 2014 due in part to the Company's issuance of long-term debt at lower interest rates than debt that was redeemed since the same prior year period.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$71	$16
Ineffectiveness from fuel hedges settling in future periods	(2)	(28)
Realized ineffectiveness and mark-to-market (gains) or losses	—	—
Premium cost of fuel contracts	22	17
Other	(3)	(2)
	$88	$3

Income Taxes

The Company's effective tax rate was approximately 37.8 percent in second quarter 2015, compared with 37.7 percent in second quarter 2014. The Company projects a full year 2015 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

Passenger revenues for the six months ended June 30, 2015, increased $345 million, or 4.0 percent, compared with the first six months of 2014. Holding other factors constant, the majority of the increase was attributable to a 6.5 percent increase in capacity, accompanied by strong Customer demand for air travel. In addition, there was a slight increase in load factor, that was partially offset by a 3.3 percent decrease in Passenger revenue yield.

Freight revenues for the six months ended June 30, 2015, increased by $6 million, or 7.1 percent, compared with the first six months of 2014, primarily due to increased pounds shipped.

Other revenues for the six months ended June 30, 2015, decreased by $4 million, or 1.0 percent, compared with the first six months of 2014, primarily due to the termination of AirTran passenger service and related ancillary fees. This decline was almost entirely offset by an increase in certain Southwest Airlines ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate.

Operating expenses

Operating expenses for the six months ended June 30, 2015, decreased by $527 million, or 6.4 percent, compared with the first six months of 2014, while capacity increased 6.5 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2015 and 2014, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2015		2014		change	change
Salaries, wages, and benefits	4.40	¢	4.15	¢	0.25 ¢	6.0%
Fuel and oil	2.74		4.24		(1.50)	(35.4)
Maintenance materials and repairs	0.68		0.75		(0.07)	(9.3)
Aircraft rentals	0.17		0.24		(0.07)	(29.2)
Landing fees and other rentals	0.85		0.87		(0.02)	(2.3)
Depreciation and amortization	0.72		0.70		0.02	2.9
Acquisition and integration	0.04		0.09		(0.05)	(55.6)
Other operating expenses	1.54		1.64		(0.10)	(6.1)
Total	11.14	¢	12.68	¢	(1.54)¢	(12.1)%

Operating expenses per ASM decreased 12.1 percent for the first six months of 2015 compared with the first six months of 2014 primarily due to lower jet fuel prices. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), were comparable year-over-year. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the first six months of 2015 increased by $346 million, or 12.9 percent, compared with the first six months of 2014. Salaries, wages, and benefits expense per ASM for the first six months of 2015 increased 6.0 percent, compared with the first six months of 2014. On a dollar basis, approximately 50 percent of the increase was due to higher salaries as a result of increased training, additional headcount, contractual increases, and $55 million related to the proposed ratification bonuses included in the tentative collective-bargaining agreement recently reached with the Company's Flight Attendants, as well as the ratification bonuses paid to Dispatchers, Meteorologists, and Flight Simulator Technicians during the quarter. The remainder of the increase was due to higher profitsharing expense due to increased profits in the first six months of 2015. On a per ASM basis, the majority of the increase was due to higher profitsharing expense.

Fuel and oil expense for the first six months of 2015 decreased by $857 million, or 31.3 percent, compared with the first six months of 2014. On a per ASM basis, Fuel and oil expense for the first six months of 2015 decreased 35.4 percent, compared with the first six months of 2014. Excluding the impact of hedging, both the dollar and unit cost decreases were virtually all attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 34.1 percent, on a year-over-year basis, from $3.05 during the first six months of 2014 to $2.01 during the first six months of 2015. The Company also slightly improved its fuel efficiency during the first six months of 2015 compared with the same prior year period, when measured on the basis of ASMs produced per gallon of fuel. Fuel gallons consumed increased 3.9 percent, compared with the first six months of 2014, while year-over-year capacity increased 6.5 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $90 million in Fuel and oil expense for the first six months of 2015, compared with net gains totaling $37 million for the first six months of 2014. These totals include cash settlements realized from the settlement of fuel derivatives totaling $81 million paid to counterparties for the first six months of 2015, compared with $51 million received from counterparties in the first six months of 2014. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first six months of 2015 decreased by $17 million, or 3.5 percent, compared with the first six months of 2014. On a per ASM basis, Maintenance materials and repairs expense decreased 9.3 percent, compared with the first six months of 2014. On both a dollar and per ASM basis, the decrease was attributable to reduced engine and avionic repair expense as a result of the B717 aircraft transitioning out of the Company's fleet.

Aircraft rentals expense for the first six months of 2015 decreased by $37 million, or 23.7 percent, compared with the first six months of 2014. On a per ASM basis, Aircraft rentals expense decreased by 29.2 percent, compared with the first six months of 2014. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased B717s out of the Company's fleet for conversion and delivery to Delta. The majority of these leased aircraft removed from service have been replaced by owned or capital leased Boeing 737 aircraft.

Landing fees and other rentals expense for the first six months of 2015 increased by $24 million, or 4.3 percent, compared with the first six months of 2014. On a per ASM basis, Landing fees and other rentals expense decreased 2.3 percent, compared with the first six months of 2014, as the dollar increases were more than offset by the 6.5 percent increase in capacity, as trips flown remained flat but the Company had a change in Fleet mix to larger gauge aircraft. On a dollar basis, approximately 65 percent of the increase was due to higher space rental rates at various airports. The remainder of the increase was primarily due to heavier landing weights for 737-800 aircraft, which now make up a larger portion of the Company's fleet.

Depreciation and amortization expense for the first six months of 2015 increased by $45 million, or 10.0 percent, compared with the first six months of 2014. On a per ASM basis, Depreciation and amortization expense increased 2.9 percent, compared with the first six months of 2014. On both a dollar and per ASM basis, the majority of the increase was due to the purchase and capital lease of new and used aircraft over the last 12 months, the majority of which have replaced leased B717s removed from service.

The Company incurred $26 million of Acquisition and integration expense for the first six months of 2015, compared with $56 million for the first six months of 2014. The 2015 costs primarily consisted of Employee training, facilities integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for the first six months of 2015 decreased by $1 million, or 0.1 percent, compared with the first six months of 2014. On a per ASM basis, Other operating expenses decreased 6.1 percent, compared with the first six months of 2014. On both a dollar and per ASM basis, the decrease was the result of a $37 million litigation settlement received during first quarter 2015. Excluding the impact of the litigation settlement, Other operating expenses increased 3.5 percent. Approximately 50 percent of the increase was due to higher personnel expenses partially as a result of increased inclement weather events in the first half of 2015, and approximately 35 percent was related to higher advertising and promotions expenses. The remainder was due to individually insignificant items.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$91	$(40)
Ineffectiveness from fuel hedges settling in future periods	(15)	(41)
Realized ineffectiveness and mark-to-market (gains) or losses	—	—
Premium cost of fuel contracts	48	34
Other	(3)	(3)
	$121	$(50)

Income Taxes

The Company's effective tax rate was approximately 37.6 percent for the first six months of 2015, compared with 37.7 percent for the first six months of 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was $627 million for the three months ended June 30, 2015, compared with $1.3 billion provided by operating activities in the same prior year period. For the six months ended June 30, 2015, net cash provided by operating activities was $2.1 billion, compared with $2.5 billion provided by operating activities in the six months ended June 30, 2014. The operating cash flows for the six months ended June 30, 2015, were largely impacted by the Company's net income (as adjusted for noncash items), a $918 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and an additional $394 million in cash collateral provided to derivative counterparties. The decrease in operating cash flows for the six months ended June 30, 2015, compared with the same prior year period was primarily due to a fluctuation in Accounts payable and accrued liabilities primarily due to the funding of the ProfitSharing Plan contribution in April of 2015 versus September of 2014, and the additional cash collateral provided to fuel derivative counterparties. For the six months ended June 30, 2014, in addition to the Company's net income (as adjusted for noncash items), there was a $914 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $407 million during the three months ended June 30, 2015, compared with $857 million used in investing activities in the same prior year period. For the six months ended June 30, 2015, net cash used in investing activities was $708 million, compared with $1.2 billion used in the same prior year period. Investing activities in both years included capital expenditures, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2015, capital expenditures were $1.0 billion, consisting primarily of payments for new and previously owned aircraft delivered to the Company, as well as a payment made in connection with a long-term sublease agreement that transferred the usage of two gates at Dallas Love Field to the Company. This compared with $876 million in Capital expenditures during the same prior year period. During the six months ended June 30, 2015, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $346 million, compared with a net cash outflow of $307 million during the same prior year period.

Net cash used in financing activities was $473 million during the three months ended June 30, 2015, compared with $340 million used in financing activities for the same prior year period. For the six months ended June 30, 2015, net cash used in financing activities was $881 million, compared with $716 million used in the same prior year period.

During the six months ended June 30, 2015, the Company repaid $92 million in debt and capital lease obligations, repurchased $680 million of its outstanding common stock through a share repurchase program, and paid $131 million in dividends to Shareholders. During the six months ended June 30, 2014, the Company repaid $119 million in debt and capital lease obligations, repurchased approximately $555 million of its outstanding common stock through a share repurchase program, and paid $97 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

On July 8, 2015, Moody's upgraded the Company's secured equipment trust certificates and its senior unsecured debt rating to “Baa1” from “Baa2." The upgrade of the Company’s senior unsecured debt rating was based on improving credit metrics, with the Company having meaningfully strengthened its earnings, cash flow and financial leverage in recent years while executing the AirTran integration.

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's ratings as of June 30, 2015, the interest cost would be LIBOR plus a spread of 125 basis points. Following Moody's rating upgrade discussed above, as of July 8, 2015, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2015, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 13, 2015, the Company's Board of Directors declared an increase in the Company's quarterly cash dividend from $.06 per share to $.075 per share. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

On May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock in a new share repurchase program. Following the Board of Directors' authorization of the Company's new share repurchase program, the Company launched and completed the Second Quarter ASR Program for $300 million, or 8.1 million shares. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. As of June 30, 2015, the Company's cumulative repurchases under the May 2015 $1.5 billion Board authorization have totaled $300 million, or 8.1 million shares of common stock. On July 31, 2015, pursuant to the Third Quarter ASR Program, the Company advanced $500 million to a financial institution in a privately negotiated transaction. The Company expects to receive an initial delivery of shares, representing 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program, in August 2015. The specific number of shares that the Company ultimately will repurchase under the Third Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period to be completed no later than October 2015. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. This transaction brings total repurchases of common stock in 2015 to nearly $1.2 billion. Subsequent to the launch of the Third Quarter ASR Program, the Company has $700 million remaining under its existing $1.5 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorizations.

Cumulative costs associated with the acquisition and integration of AirTran, as of June 30, 2015, totaled $562 million (before profitsharing and taxes). Given the effective completion of the AirTran integration process, other than the continuing conversion and sublease of the Boeing 717 fleet throughout the remainder of 2015, the Company does not anticipate significant future integration expenditure requirements. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.1 billion as of June 30, 2015, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April

2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of July 20, 2015, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2015	—		19	—	21	—	—		—	40	(3)
2016	—		31	—	13	—	—		—	44
2017	15		—	12	14	—	14		—	55
2018	10		—	12	4	—	13		—	39
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	25	(1)	50	24	52	30	170	(2)	191	542
(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(3) Includes 13 737-800s and 13 737-700s delivered as of July 20, 2015.

The Company's financial commitments associated with the firm orders and additional 737-700 aircraft in the above aircraft table are as follows: $343 million remaining in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, $1.1 billion in 2019, and $5.7 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of June 30, 2015:

		Average	Number		Number	Number
Type	Seats	Age (Yrs)	of Aircraft		Owned	Leased
737-300	137 or 143	22	119	(a)	75	44
737-500	122	24	12		9	3
737-700	143	11	460		395	65
737-800	175	2	98		91	7
TOTALS		12	689		570	119
(a) Of the total, 78 737-300 aircraft have 143 seats and 41 have 137 seats.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network plans and expectations, including its network and schedule optimization plans;

•	the Company's plans related to labor matters;

•	the Company’s fleet and capacity plans and expectations;

•	the Company’s financial outlook and projected results of operations, including specific factors expected to impact the Company’s results of operations;

•	the Company's plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•	the impact of governmental regulations and other governmental actions related to the Company’s operations;

•	the Company's ability to maintain positive relations with Employees and Employee representatives;

•	the Company's dependence on third parties, in particular with respect to its fleet plans;

•
changes in demand for the Company's services and the impact of economic conditions, fuel prices, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) and other factors beyond the Company’s control on the Company's business decisions, plans, and strategies;

•	other changes in consumer behavior, including with respect to the Company's co-branded credit card;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2015, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $1.0 billion. As of July 20, 2015, the estimated fair value had increased to a liability of $1.3 billion.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2015, the Company had no counterparties with which the derivatives held were a net asset, and nine counterparties with which the derivatives held were a net liability, totaling $1.0 billion. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2015, $660 million in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of June 30, 2015, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely post an additional $876 million in collateral against these positions with its current counterparties. The Company has the option of providing cash, letters of credit or pledging aircraft as collateral. At June 30, 2015, the Company had $1.2 billion of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2015, the U.S. Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the present including public statements and communications with third parties about capacity. The Company also received a letter from the Connecticut Attorney General requesting information about capacity. The Company is cooperating fully with the DOJ CID and the Connecticut State inquiry.
On July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Airlines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints have been filed in multiple jurisdictions, including the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the District of Minnesota, the Eastern District of New York, the Southern District of New York, the Northern District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, and the Eastern District of Wisconsin. The complaints seek treble damages for periods that vary among the complaints, costs, attorneys’ fees, and injunctive relief. The time for the Company to respond to the complaints varies by case and has not yet expired.

Requests to transfer the pre-trial proceedings of these cases into to a single federal court have been filed with the Judicial Panel on Multi-District Litigation (“MDL Panel”). As of July 16, 2015, motions have been filed asking the MDL Panel to transfer to (i) the District of Columbia; (ii) the Northern District of Illinois; (iii) the Eastern District of New York; (iv) the Southern District of New York; and (v) the Northern District of Texas. The MDL panel has set an August 4, 2015 deadline for all such requests and has notified the parties that it will hold a hearing to consider the requests on October 1, 2015. The Company intends to vigorously defend these civil cases.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
April 1, 2015 through April 30, 2015	2,569,075	$—	(2)(3)	2,569,075	$48,381,506
May 1, 2015 through May 31, 2015	1,155,430	$—	(4)(5)	1,155,430	$1,200,000,000	(1)(5)
June 1, 2015 through June 30, 2015	8,085,077	$—	(5)	8,085,077	$1,200,000,000
Total	11,809,582			11,809,582

(1)
In May 2014, the Company’s Board of Directors authorized the repurchase of up to $1 billion of the Company’s common stock. Following the completion of the May 2014 share repurchase authorization in May 2015, on May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock in a new share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in first quarter 2015 ("First Quarter ASR Program"), the Company paid $300 million and received an initial delivery of 5,116,148 shares during first quarter 2015, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter ASR Program based on a price of $43.9784 per share, which was the volume-weighted average price per share of the Company’s common stock on the New York Stock Exchange between February 13, 2015 and March 2, 2015. Final settlement of this First Quarter ASR Program occurred in April 2015 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in April 2015. Upon settlement, the third party financial institution delivered 1,801,475 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 6,917,623 shares repurchased under the First Quarter ASR Program, upon completion of the First Quarter ASR Program in April 2015, was $43.3675.

(3)	During the period from April 27, 2015 through April 30, 2015, the Company repurchased 767,600 shares of its common stock on the open market at an average price of $41.6555 per share.

(4)	During the period from May 1, 2015 through May 11, 2015, the Company repurchased 1,155,430 shares of its common stock on the open market at an average price of $41.8029 per share.

(5)
Following the Board of Directors’ authorization of the Company’s new $1.5 billion share repurchase program on May 13, 2015, under the Second Quarter ASR Program, the Company paid $300 million in May 2015 and received an initial delivery of 5,878,480 shares on June 4, 2015, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter ASR Program based on a price of $38.2752 per share, which was the volume-weighted average price per share of the Company’s common stock on the New York Stock Exchange between May 15, 2015 and June 3, 2015. Final settlement of the Second Quarter ASR Program occurred in June 2015 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in June 2015. Upon settlement, the third party financial institution delivered 2,206,597 additional shares of the Company's common stock to the Company. In total, the average purchase price per share for the 8,085,077 shares repurchased under the Second Quarter ASR Program, upon completion of the Second Quarter ASR Program in June 2015, was $37.1054.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2
Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009 (File No. 1-7259)).

10.1	Supplemental Agreement No. 91 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

July 31, 2015	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President Finance & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

EXHIBIT INDEX

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2
Amended and Restated Bylaws of the Company, effective November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009 (File No. 1-7259)).

10.1	Supplemental Agreement No. 91 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1) Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the
Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2) Management contract or compensatory plan or arrangement.
(3) Furnished, not filed.