Form 10-Q
period 2015-09-30
SOUTHWEST AIRLINES CO
filed 2015-10-29
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of Common Stock outstanding as of the close of business on October 27, 2015: 650,355,108

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2015 and 2014
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,740	$1,282
Short-term investments	1,356	1,706
Accounts and other receivables	465	365
Inventories of parts and supplies, at cost	308	342
Deferred income taxes	465	477
Prepaid expenses and other current assets	239	232
Total current assets	4,573	4,404

Property and equipment, at cost:
Flight equipment	19,244	18,473
Ground property and equipment	3,066	2,853
Deposits on flight equipment purchase contracts	692	566
Assets constructed for others	823	621
	23,825	22,513
Less allowance for depreciation and amortization	8,896	8,221
	14,929	14,292
Goodwill	970	970
Other assets	687	534
	$21,159	$20,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,235	$1,203
Accrued liabilities	2,049	1,565
Air traffic liability	3,513	2,897
Current maturities of long-term debt	287	258
Total current liabilities	7,084	5,923

Long-term debt less current maturities	2,381	2,434
Deferred income taxes	3,111	3,259
Construction obligation	684	554
Other noncurrent liabilities	931	1,255
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,330	1,315
Retained earnings	8,922	7,416
Accumulated other comprehensive loss	(903)	(738)
Treasury stock, at cost	(3,189)	(2,026)
Total stockholders' equity	6,968	6,775
	$21,159	$20,200
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Passenger	$4,716	$4,564	$13,746	$13,249
Freight	44	45	134	128
Special revenue adjustment	172	—	172	—
Other	386	191	791	600
Total operating revenues	5,318	4,800	14,843	13,977

OPERATING EXPENSES:
Salaries, wages, and benefits	1,699	1,363	4,725	4,044
Fuel and oil	936	1,386	2,818	4,125
Maintenance materials and repairs	259	248	729	734
Aircraft rentals	60	71	179	227
Landing fees and other rentals	303	289	887	849
Depreciation and amortization	258	238	751	687
Acquisition and integration	6	23	32	78
Other operating expenses	572	568	1,632	1,628
Total operating expenses	4,093	4,186	11,753	12,372

OPERATING INCOME	1,225	614	3,090	1,605

OTHER EXPENSES (INCOME):
Interest expense	31	31	92	97
Capitalized interest	(9)	(6)	(23)	(18)
Interest income	(2)	(2)	(5)	(5)
Other (gains) losses, net	272	66	394	16
Total other expenses (income)	292	89	458	90

INCOME BEFORE INCOME TAXES	933	525	2,632	1,515
PROVISION FOR INCOME TAXES	349	196	987	569

NET INCOME	$584	$329	$1,645	$946

NET INCOME PER SHARE, BASIC	$0.89	$0.48	$2.47	$1.37

NET INCOME PER SHARE, DILUTED	$0.88	$0.48	$2.45	$1.36

COMPREHENSIVE INCOME	$345	$126	$1,480	$857

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	655	683	665	690
Diluted	663	691	673	699

Cash dividends declared per common share	$.075	$.060	$.210	$.160
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584	$329	$1,645	$946
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	258	238	751	687
Unrealized/realized (gain) loss on fuel derivative instruments	87	63	172	(4)
Deferred income taxes	(82)	392	(40)	472
Changes in certain assets and liabilities:
Accounts and other receivables	4	(22)	(86)	(83)
Other assets	33	6	40	(7)
Accounts payable and accrued liabilities	380	(534)	424	(86)
Air traffic liability	(301)	(108)	617	806
Cash collateral received from (provided to) derivative counterparties	181	(98)	(213)	8
Other, net	(308)	(26)	(396)	(41)
Net cash provided by operating activities	836	240	2,914	2,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(230)	(406)	(1,231)	(1,282)
Assets constructed for others	(32)	(27)	(76)	(58)
Purchases of short-term investments	(506)	(415)	(1,383)	(2,344)
Proceeds from sales of short-term and other investments	509	805	1,732	2,427
Other, net	—	(1)	(9)	(2)
Net cash used in investing activities	(259)	(44)	(967)	(1,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	9	23	30	96
Proceeds from termination of interest rate derivative instruments	—	—	12	—
Reimbursement for assets constructed for others	9	26	14	26
Payments of long-term debt and capital lease obligations	(79)	(48)	(170)	(167)
Payments of cash dividends	(49)	(41)	(180)	(138)
Repayment of construction obligation	(3)	(3)	(8)	(8)
Repurchase of common stock	(500)	(200)	(1,180)	(755)
Other, net	4	(3)	(7)	(16)
Net cash used in financing activities	(609)	(246)	(1,489)	(962)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32)	(50)	458	477

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,772	1,882	1,282	1,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,740	$1,832	$1,740	$1,832

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$33	$35	$86	$102
Income taxes	$409	$132	$975	$144

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital leases	$48	$31	$130	$94
Assets constructed for others	$46	$27	$126	$59
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2015 and 2014 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2015. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2014.

2.    CHANGES IN ACCOUNTING OR ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements
On February 18, 2015, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board issued a final standard that amends the current consolidation guidance. The standard amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. Once adopted, the Company will need to assess the potential for entity consolidation under a new consolidation model; however, the Company does not believe this will result in changes to its previous consolidation conclusions. The Company will adopt this new standard during first quarter 2016, but does not expect it to have a significant impact.

On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Changes in accounting or estimates
During July 2015, the Company executed an amended co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. The Company's Rapid Rewards program members ("Members") are able to accrue loyalty points based on purchases using the Chase co-branded Southwest Visa credit card. The Agreement materially modifies the previously existing agreement between Chase and the Company. Consideration received as part of this Agreement is subject to ASU 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force".

Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under the residual method, the Company estimated the portion from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card that related to free travel. The estimated amounts associated with free travel were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. Under the residual method, the Company estimated that 100 percent of the amount received from frequent flyer points sold were related to free travel.

The modified Agreement has the following multiple elements: travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team. Under ASU 2009-13, these deliverables are accounted for separately, and allocation of consideration from the Agreement is determined based on the relative stand-alone selling price of each deliverable. As compared to the residual method, the application of ASU 2009-13 to the Agreement decreases the relative value of the air transportation deliverables that the Company records as deferred revenue (and ultimately Passenger revenues when redeemed awards are flown) and increases the relative value of the marketing-related deliverables recorded in Other revenues at the time these marketing-related deliverables are provided.

Significant management judgment was used to estimate the stand-alone selling price of each of the deliverables. The Company determined the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables.

The Company records Passenger revenue related to (i) air transportation and (ii) certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company followed the transition approach of ASU 2009-13, which required that the Company's existing deferred revenue balance, classified within Air traffic liability, be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) is lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase Special revenue adjustment. In addition, the Agreement and the resulting application of ASU 2009-13 are expected to result in an acceleration of the timing of Operating revenues on a prospective basis relative to the Company's previous application of the residual method due to assigning a higher value to the non-transportation elements of the Agreement than under the residual method. The impacts on revenue and earnings from this change in accounting principle are as follows:

(in millions, except per share amounts)	Three months ended September 30, 2015	Nine months ended September 30, 2015
Passenger revenue	$(40)	$(40)
Special revenue adjustment	172	172
Other revenue	171	171
Operating revenues	$303	$303
Net income	$161	$161
Net income per basic share	$0.25	$0.24
Net income per diluted share	$0.24	$0.24

During fourth quarter 2014, the Company increased the amount of spoilage recorded associated with frequent flyer points sold to business partners as a result of continued monitoring of Member redemption activity and behavior under its Rapid Rewards program. Based on a sufficient amount of historical data and Member attributes observed since the new program was launched in 2011, the Company developed a predictive statistical model to analyze the amount of spoilage expected. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the Customer has a co-branded credit card. This change in estimate was recorded on a prospective basis, effective October 1, 2014. As a result of its annual update the Company will prospectively apply a slight decrease in the rate beginning as of October 1, 2015; however, the precise revenue impact will not be determinable until the actual number of point redemptions for the period is known. The Company will continue to monitor all factors that influence spoilage and Member behavior in order to determine its best estimate of expected spoilage. The impacts on revenue and earnings for the lower rate applied in fourth quarter 2014 are as follows:

(in millions, except per share amounts)	Three months ended September 30, 2015	Nine months ended September 30, 2015
Passenger revenue	$30	$115
Net income	$16	$61
Net income per basic share	$0.02	$0.09
Net income per diluted share	$0.02	$0.09

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

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into “out-of-the-money” option contracts (including catastrophic protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an “economic” hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended September 30, 2015, the Company had fuel derivative instruments that settled. Although a portion of these instruments finished "out of the money" and did not result in a payment to or from the counterparty at settlement, the instruments in place could have represented an "economic" hedge for up to 43 percent of its fuel consumption if prices had increased to significantly higher levels. During third quarter 2015, the Company reduced its hedge position related to future periods. This reduction in the Company's hedge position primarily was accomplished through entering into offsetting derivatives that will also settle in the same periods as the economic hedge derivative. Prior to third quarter 2015, the Company had paid $39 million to counterparties to purchase offsetting derivatives that also settled during third quarter 2015. These transactions are reflected in the total economic fuel hedge settlement losses of $245 million recognized in Fuel and oil expense during third quarter 2015. The Company also paid $294 million to counterparties during third quarter 2015 to purchase offsetting derivatives that will settle in fourth quarter 2015 and first half 2016. Therefore, as of September 30, 2015, the Company no longer had an "economic" hedge in place for its remaining 2015 estimated fuel consumption. However, in periods prior to third quarter, the Company did have fourth quarter 2015 hedges in place that were subsequently offset. The following table provides information about the Company’s volume of fuel hedging for the years 2015 through 2018 on an “economic” basis:

	Fuel hedged as of
	September 30, 2015		Derivative underlying commodity type as of
Period (by year)	(gallons in millions)		September 30, 2015
Fourth quarter 2015	—	(a)
2016	1,188	(b)	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2017	1,294	(b)	WTI crude and Brent crude oil
2018	466	(b)	Brent crude oil
(a) The Company is effectively unhedged for fourth quarter 2015 at current price levels. While the Company still holds derivative contracts as of September 30, 2015, that will settle during fourth quarter 2015, the losses associated with those contracts are substantially locked in. However, if market prices were to increase or decrease significantly related to the fourth quarter 2015 positions prior to these contracts settling, the losses incurred at settlement could be slightly lower or higher than currently expected amounts during that period.
(b) Due to the types of derivatives and commodities utilized by the Company and different price levels of those contracts, this volume represents the maximum "economic" net hedge in place. The Company's average "economic" net hedge of estimated fuel consumption covered by fuel derivative contracts is lower than this maximum volume, may vary significantly as market prices fluctuate, and begins to provide hedge coverage at price levels above current market prices.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2014, or during the nine months ended September 30, 2015.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, from July 2013 to July 2015, the Company's routine statistical analysis performed to determine which commodities qualified for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualified for hedge accounting. This was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods had not been as strong as in the past, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, the changes in fair value of all of the Company's derivatives based in WTI were recorded directly to Other (gains) losses. The Company's routine statistical analysis performed for the three months ended September 30, 2015, dictated that WTI crude oil based derivatives again qualified for hedge accounting.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2015	12/31/2014	9/30/2015	12/31/2014
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Accrued liabilities	$36	$—	$414	$—
Fuel derivative contracts (gross)	Other noncurrent liabilities	54	—	596	643
Interest rate derivative contracts	Other assets	6	13	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	54	61
Total derivatives designated as hedges		$96	$13	$1,064	$704
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Accrued liabilities	$1,358	$1,190	$1,536	$1,432
Fuel derivative contracts (gross)	Other noncurrent liabilities	282	157	414	273
Total derivatives not designated as hedges		$1,640	$1,347	$1,950	$1,705
Total derivatives		$1,736	$1,360	$3,014	$2,409
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	September 30,	December 31,
(in millions)	location	2015	2014
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	$15	$68
Cash collateral deposits provided to counterparties for fuel contracts - noncurrent	Offset against Other noncurrent liabilities	463	198
Due to third parties for fuel contracts	Accounts payable	41	16

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Accrued liabilities	$1,409	$(1,409)	$—	$1,258	$(1,258)	$—
Fuel derivative contracts	Other noncurrent liabilities	$799	$(799)	$—	$355	$(355)	$—
Interest rate derivative contracts	Other assets	$6	$—	$6	$13	$—	$13

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Accrued liabilities	$1,950	$(1,409)	$541	$1,432	$(1,258)	$174
Fuel derivative contracts	Other noncurrent liabilities	$1,010	$(799)	$211	$916	$(355)	$561
Interest rate derivative contracts	Other noncurrent liabilities	$54	$—	$54	$61	$—	$61
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2015		2014		2015		2014		2015	2014
Fuel derivative contracts	$315	*	$214	*	$79	*	$4	*	$—	$11
Interest rate derivatives	3	*	(2)	*	3	*	4	*	—	(2)
Total	$318		$212		$82		$8		$—	$9
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2015		2014		2015		2014		2015	2014
Fuel derivative contracts	$330	*	$104	*	$166	*	$3	*	$(15)	$(31)
Interest rate derivatives	6	*	2	*	9	*	10	*	(2)	(3)
Total	$336		$106		$175		$13		$(17)	$(34)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2015	2014	on derivatives
Fuel derivative contracts	$239	$39	Other (gains) losses, net

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Nine months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2015	2014	on derivatives
Fuel derivative contracts	$330	$(1)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2015 and 2014 of $33 million and $15 million, respectively, and the nine months ended September 30, 2015 and 2014 of $81 million and $49 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2015, recorded in AOCI, were approximately $471 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2015.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2015, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(514)	$(179)	$(153)	$(206)	$(108)	$(37)	$(33)	$(1,230)
Cash collateral held (by) CP	(238)	(50)	(39)	(146)	—	(5)	—	(478)
Aircraft collateral pledged to CP	(210)	(90)	—	—	—	—	—	(300)
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)(e)	(225) to (275)(e)	(75) to (150) or >(550)(e)	(g)	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(125)	(75) to (150) or >(550)	>(125)	>(50)
Cash is received from CP	>50	>150	>175(c)	>250	>75	>50
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(b)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives <$30 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended September 30,
(in millions)	2015	2014
NET INCOME	$584	$329
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($139) and ($124)	(236)	(210)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $- and $3	—	6
Other, net of deferred taxes of ($2) and $1	(3)	1
Total other comprehensive loss	$(239)	$(203)
COMPREHENSIVE INCOME	$345	$126

	Nine months ended September 30,
(in millions)	2015	2014
NET INCOME	$1,645	$946
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($97) and ($60)	(164)	(101)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $4	3	8
Other, net of deferred taxes of ($1) and $4	(4)	4
Total other comprehensive loss	$(165)	$(89)
COMPREHENSIVE INCOME	$1,480	$857

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2015:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2015	$(1,063)	$(40)	$41	$8	$390	$(664)
Changes in fair value	(501)	(5)	—	(5)	190	(321)
Reclassification to earnings	126	5	—	—	(49)	82
Balance at September 30, 2015	$(1,438)	$(40)	$41	$3	$531	$(903)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$(1,177)	$(45)	$41	$8	$435	$(738)
Changes in fair value	(525)	(10)	—	(5)	200	(340)
Reclassification to earnings	264	15	—	—	(104)	175
Balance at September 30, 2015	$(1,438)	$(40)	$41	$3	$531	$(903)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2015:

Three months ended September 30, 2015
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$126	Fuel and oil expense
	47	Less: Tax Expense
	$79	Net of tax
Unrealized loss on interest rate derivative instruments	$5	Interest expense
	2	Less: Tax Expense
	$3	Net of tax

Total reclassifications for the period	$82	Net of tax

Nine months ended September 30, 2015
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$264	Fuel and oil expense
	98	Less: Tax Expense
	$166	Net of tax
Unrealized loss on interest rate derivative instruments	$15	Interest expense
	6	Less: Tax Expense
	$9	Net of tax

Total reclassifications for the period	$175	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

Other assets (in millions)	September 30, 2015	December 31, 2014
Derivative contracts	$6	$13
Intangible assets (a)	469	363
Non-current investments	40	35
Other	172	123
Other assets	$687	$534
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounts payable (in millions)	September 30, 2015	December 31, 2014
Accounts payable trade	$170	$123
Salaries payable	340	160
Excise and other tax withholdings payable	157	163
Aircraft maintenance payable	162	314
Fuel payable	46	85
Other payables	360	358
Accounts payable	$1,235	$1,203

Accrued liabilities (in millions)	September 30, 2015	December 31, 2014
ProfitSharing and savings plans	$506	$374
Aircraft and other lease related obligations	86	159
Vacation pay	310	292
Health	77	84
Derivative contracts	541	174
Workers compensation	181	165
Property and income taxes	129	81
Other	219	236
Accrued liabilities	$2,049	$1,565

Other noncurrent liabilities (in millions)	September 30, 2015	December 31, 2014
Postretirement obligation	$179	$169
Non-current lease-related obligations	164	193
Other deferred compensation	171	174
Deferred gains from sale and leaseback of aircraft	45	53
Derivative contracts	265	622
Other	107	44
Other noncurrent liabilities	$931	$1,255

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6.    LEASES

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's Boeing 717-200 aircraft (“B717s”) to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta in September 2013, and as of September 30, 2015, the Company had delivered a total of 80 B717s to Delta. As the Company has previously disclosed, all B717s remaining at the Company were grounded on December 28, 2014. The Company currently expects the remaining eight B717s to be converted and delivered to Delta by early 2016. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

The Company has paid and will continue to pay the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs for the leased aircraft is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

lease terms for these aircraft from the original lessor, which range from approximately three to nine years. The leasing of the ten B717s owned by the Company is subject to certain conditions, and the lease terms are for up to seven years, after which Delta has the option to purchase the aircraft at the then-prevailing market value. The Company accounts for the lease and sublease transactions with Delta as operating leases, sales type leases, and direct financing leases. The ten owned B717s will be accounted for as sales type leases, the two B717s classified by the Company as capital leases will be accounted for as direct financing leases, and the remaining 76 subleases will be accounted for as operating leases. With respect to the 80 B717s delivered to Delta as of September 30, 2015, the Company had 73 operating leases, five sales type leases, and two direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

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

(in millions)	B717 lease/sublease liability
Balance at December 31, 2013	$122
Lease/sublease accretion	5
Lease/sublease expense adjustment	22
Lease/sublease payments, net (a)	(86)
Balance at December 31, 2014	$63
Lease/sublease accretion	1
Lease/sublease expense adjustment	5
Lease/sublease payments, net (a)	(39)
Balance at September 30, 2015	$30
(a) Includes lease conversion cost payments

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be completed during 2017. The Company believes that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

received from Broward County. As of September 30, 2015, the Company had recorded construction costs related to the project of $17 million.
Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City have entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provides for a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest Airlines ticket counter area. The project was estimated to cost $156 million, and the Company agreed to provide the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility will be waived from the initial occupancy until the expiration of the Lease. However, after completion of the project, the City has the option to buy out the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, some portion of the project is expected to qualify for rental credits that would be utilized upon completion of the facility against the Company’s lease payments at the airport. Construction began during third quarter 2013 and was effectively completed in October 2015, on time and under budget, at which time the Company began operating from the new facility.

As a result of its significant involvement in the Houston Hobby project, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction, and has determined that it is the owner of the facility for accounting purposes during the construction period. As such, during construction, the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others, in the unaudited Condensed Consolidated Statement of Cash Flows. As of September 30, 2015, the Company had recorded construction costs related to Houston Hobby of $128 million.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014 and is estimated to be completed during 2018. The Company believes that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company for the non-proprietary renovations, while the Company will not be reimbursed for proprietary renovations. As a result, all of the costs incurred to fund the Project are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet. As of September 30, 2015, the Company had recorded construction costs related to the Project of $151 million, which were classified and included in Assets constructed for others and as Construction obligation in the accompanying unaudited Condensed Consolidated Balance Sheet.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In conjunction with the Company's significant presence at Dallas Love Field and other factors, the Company agreed to manage the LFMP project. Based on these facts, the Company has evaluated its ongoing accounting requirements in consideration of accounting guidance provided for lessees involved in asset construction. The Company has recorded and will continue to record an asset and corresponding obligation for the cost of the LFMP project as the construction of the facility occurs. As of September 30, 2015, the Company had recorded LFMP gross construction costs, including capitalized interest, of $527 million within Assets constructed for others and had recorded a net liability of $516 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction, the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities will be reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. These payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows.

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

As of September 30, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), certain noncurrent investments, interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Noncurrent investments consist of certain auction rate securities, primarily those collateralized by student loan portfolios, which are guaranteed by the U.S. Government. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

All of the Company’s auction rate security instruments, totaling $27 million (net) at September 30, 2015, are classified as available-for-sale securities and are reflected at their estimated fair value in the unaudited Condensed Consolidated

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Balance Sheet. The Company’s Treasury Department determines the estimated fair values of these securities utilizing a discounted cash flow analysis. The Company has performed, and routinely updates, a valuation for each of its auction rate security instruments, considering, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, estimates of the next time the security is expected to have a successful auction or return to full par value, forecasted reset rates based on the LIBOR or the issuer’s net loan rate, and a counterparty credit spread. To validate the reasonableness of the Company’s discounted cash flow analyses, the Company compares its valuations to third party valuations on a quarterly basis.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015, and December 31, 2014:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,528	$1,528	$—	$—
Commercial paper	125	—	125	—
Certificates of deposit	25	—	25	—
Eurodollar time deposits	62	—	62	—
Short-term investments:
Treasury bills	1,149	1,149	—	—
Certificates of deposit	207	—	207	—
Noncurrent investments (b)
Auction rate securities	27	—	—	27
Interest rate derivatives	6	—	6	—
Fuel derivatives:
Swap contracts (c)	818	—	818	—
Option contracts (c)	912	—	—	912
Other available-for-sale securities	62	62	—	—
Total assets	$4,921	$2,739	$1,243	$939
Liabilities
Fuel derivatives:
Swap contracts (c)	$(679)	$—	$(679)	$—
Option contracts (c)	(2,281)	—	—	(2,281)
Interest rate derivatives	(54)	—	(54)	—
Total liabilities	$(3,014)	$—	$(733)	$(2,281)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2015, or the year ended December 31, 2014. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at June 30, 2015	$(1,055)		$27		$—	$(1,028)
Total losses (realized or unrealized)
Included in earnings	(405)		—		—	(405)
Included in other comprehensive income	(488)		—		—	(488)
Purchases	408	(a)	—		—	408
Sales	(11)	(a)	—		—	(11)
Settlements	182		—		—	182
Balance at September 30, 2015	$(1,369)		$27	(b)	$—	$(1,342)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$(317)		$—		$—	$(317)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.
(b) Included in Other assets in the unaudited Condensed Consolidated Balance Sheet.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Auction rate		Other
(in millions)	derivatives		securities		securities	Total
Balance at December 31, 2014	$(1,091)		$27		$5	$(1,059)
Total losses (realized or unrealized)
Included in earnings	(413)		—		(1)	(414)
Included in other comprehensive income	(517)		—		—	(517)
Purchases	652	(a)	—		—	652
Sales	(182)	(a)	—		(4)	(186)
Settlements	182		—		—	182
Balance at September 30, 2015	$(1,369)		$27	(b)	$—	$(1,342)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015	$(324)		$—		$—	$(324)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

significant increase (decrease) in such unobservable inputs would result in a significantly lower (higher) fair value measurement, respectively.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s assets and liabilities classified as Level 3 at September 30, 2015:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2015	21-41%
			2016	24-41%
			2017	22-34%
			2018	16-29%
Auction rate securities	Discounted cash flow	Time to principal recovery		8 years
		Illiquidity premium		3-4%
		Counterparty credit spread		1-2%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2015, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	$308	$324	Level 2
5.25% Convertible Senior Notes due 2016	112	294	Level 2
5.125% Notes due 2017	310	326	Level 2
French Credit Agreements due 2018 - 1.15%	31	31	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	18	19	Level 3
2.75% Notes due 2019	308	313	Level 2
Term Loan Agreement due 2019 - 6.315%	152	158	Level 3
Term Loan Agreement due 2019 - 4.84%	36	38	Level 3
Term Loan Agreement due 2020 - 5.223%	340	337	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	267	261	Level 3
Pass Through Certificates due 2022 - 6.24%	339	380	Level 2
7.375% Debentures due 2027	132	160	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
NUMERATOR:
Net income	$584	$329	$1,645	$946
Incremental income effect of interest on 5.25% convertible notes	1	1	3	3
Net income after assumed conversion	$585	$330	$1,648	$949

DENOMINATOR:
Weighted-average shares outstanding, basic	655	683	665	690
Dilutive effect of Employee stock options and restricted stock units	2	2	2	3
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	663	691	673	699

NET INCOME PER SHARE:
Basic	$0.89	$0.48	$2.47	$1.37
Diluted	$0.88	$0.48	$2.45	$1.36

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2015 and 2014 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2015	2014	Change
Revenue passengers carried	30,559,019	28,391,882	7.6%
Enplaned passengers	37,765,903	35,255,248	7.1%
Revenue passenger miles (RPMs) (000s)(1)	31,052,660	28,522,164	8.9%
Available seat miles (ASMs) (000s)(2)	36,360,340	33,785,824	7.6%
Load factor(3)	85.4%	84.4%	1.0	pts
Average length of passenger haul (miles)	1,016	1,005	1.1%
Average aircraft stage length (miles)	754	728	3.6%
Trips flown	325,301	319,250	1.9%
Seats flown(4)	47,470,059	45,824,276	3.6%
Seats per trip(5)	145.93	143.54	1.7%
Average passenger fare(11)	$154.33	$160.74	(4.0)%
Passenger revenue yield per RPM (cents)(6)(11)	15.19	16.00	(5.1)%
Operating revenues per ASM (cents)(7)	14.15	14.21	(0.4)%
Passenger revenue per ASM (cents)(8)(11)	12.97	13.51	(4.0)%
Operating expenses per ASM (cents)(9)	11.26	12.39	(9.1)%
Operating expenses per ASM, excluding fuel (cents)	8.68	8.29	4.7%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.19	7.99	2.5%
Fuel costs per gallon, including fuel tax	$1.89	$2.97	(36.4)%
Fuel costs per gallon, including fuel tax, economic	$2.20	$2.94	(25.2)%
Fuel consumed, in gallons (millions)	493	466	5.8%
Active fulltime equivalent Employees	48,642	45,750	6.3%
Aircraft at end of period(10)	692	685	1.0%

	Nine months ended September 30,
	2015	2014	Change
Revenue passengers carried	87,802,757	82,602,805	6.3%
Enplaned passengers	107,535,145	101,701,969	5.7%
Revenue passenger miles (RPMs) (000s)(1)	87,771,907	81,267,478	8.0%
Available seat miles (ASMs) (000s)(2)	105,133,835	98,356,618	6.9%
Load factor(3)	83.5%	82.6%	0.9	pts
Average length of passenger haul (miles)	1,000	984	1.6%
Average aircraft stage length (miles)	750	721	4.0%
Trips flown	948,180	946,231	0.2%
Seats flown(4)	138,326,878	135,033,197	2.4%
Seats per trip(5)	145.89	142.71	2.2%
Average passenger fare(11)	$156.55	$160.39	(2.4)%
Passenger revenue yield per RPM (cents)(6)(11)	15.66	16.30	(3.9)%
Operating revenues per ASM (cents)(7)	13.95	14.21	(1.8)%
Passenger revenue per ASM (cents)(8)(11)	13.07	13.47	(3.0)%
Operating expenses per ASM (cents)(9)	11.18	12.58	(11.1)%
Operating expenses per ASM, excluding fuel (cents)	8.50	8.38	1.4%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.04	8.12	(1.0)%
Fuel costs per gallon, including fuel tax	$1.98	$3.03	(34.7)%
Fuel costs per gallon, including fuel tax, economic	$2.08	$3.01	(30.9)%
Fuel consumed, in gallons (millions)	1,420	1,357	4.6%
Active fulltime equivalent Employees	48,642	45,750	6.3%
Aircraft at period-end(10)	692	685	1.0%
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
(7) Calculated as operating revenues, excluding special items, divided by available seat miles. Also referred to as "operating unit revenues," this is a measure of operating revenue production based on the total available seat miles flown during a particular period. Third quarter 2015 RASM excludes a $172 million one-time non-cash special revenue adjustment. Additional information regarding this special item is provided in the Note Regarding Use of Non-GAAP Financial Measures and a reconciliation of revenue excluding special items related to accounting changes in the accompanying pages.
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
(11) Refer to Note 2 to the unaudited Condensed Consolidated Financial Statements for additional information regarding the impact from the July 2015 amended co-branded credit card agreement with Chase.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
Total operating revenues, as reported	$5,318	$4,800		$14,843	$13,977
Deduct: Special revenue adjustment	(172)	—		(172)	—
Operating Revenues, Non-GAAP	$5,146	$4,800	7.2%	$14,671	$13,977	5.0%

Fuel and oil expense, unhedged	$843	$1,395		$2,634	$4,171
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	93	(9)		184	(46)
Fuel and oil expense, as reported	$936	$1,386		$2,818	$4,125
Add (Deduct): Net impact from fuel contracts	152	(12)		143	(27)
Fuel and oil expense, non-GAAP (economic)	$1,088	$1,374	(20.8)%	$2,961	$4,098	(27.7)%

Total operating expenses, as reported	$4,093	$4,186		$11,753	$12,372
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	61	(5)		61	(5)
Add (Deduct): Contracts settling in the current period, but for which gains have been recognized in a prior period*	91	(7)		82	(22)
Deduct: Acquisition and integration costs	(6)	(23)		(32)	(78)
Add: Litigation settlement	—	—		37	—
Deduct: Labor ratification bonuses	(140)	—		(195)	—
Total operating expenses, non-GAAP	$4,099	$4,151	(1.3)%	$11,706	$12,267	(4.6)%

Operating income, as reported	$1,225	$614		$3,090	$1,605
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(61)	5		(61)	5
Add (Deduct): Contracts settling in the current period, but for which gains have been recognized in a prior period*	(91)	7		(82)	22
Add: Acquisition and integration costs	6	23		32	78
Deduct: Litigation settlement	—	—		(37)	—
Add: Labor ratification bonuses	140	—		195	—
Deduct: Special revenue adjustment	(172)	—		(172)	—
Operating income, non-GAAP	$1,047	$649	61.3%	$2,965	$1,710	73.4%

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
Net income, as reported	$584	$329		$1,645	$946
Add: Mark-to-market impact from fuel contracts settling in future periods	179	44		271	5
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	(1)	11		(16)	(31)
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(91)	7		(82)	22
Add (Deduct): Income tax impact of fuel contracts	(32)	(23)		(65)	2
Add: Acquisition and integration costs (a)	4	14		20	49
Deduct: Litigation settlement (a)	—	—		(23)	—
Add: Labor ratification bonuses (a)	88	—		122	—
Deduct: Special revenue adjustment (a)	(108)	—		(108)	—
Net income, non-GAAP	$623	$382	63.1%	$1,764	$993	77.6%

Net income per share, diluted, as reported	$0.88	$0.48		$2.45	$1.36
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.08	0.05		0.15	(0.01)
Add (Deduct): Impact of special items (a)	(0.02)	0.02		0.03	0.07
Net income per share, diluted, non-GAAP	$0.94	$0.55	70.9%	$2.63	$1.42	85.2%

Operating expenses per ASM (cents)	11.26 ¢	12.39 ¢		11.18 ¢	12.58 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.58)	(4.10)		(2.68)	(4.20)
Deduct: Impact of special items	(0.40)	(0.07)		(0.19)	(0.08)
Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items (cents)	8.28 ¢	8.22 ¢	0.7%	8.31 ¢	8.30 ¢	0.1%

* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	September 30, 2015	September 30, 2014
Operating income, as reported	$3,711	$1,991
Net impact from fuel contracts	(142)	40
Acquisition and integration costs	80	97
Labor ratification bonuses	204	—
Special revenue adjustment	(172)	—
Litigation settlement	(37)	—
Operating income, non-GAAP	$3,644	$2,128
Net adjustment for aircraft leases (1)	113	136
Adjustment for fuel hedge premium expense	(94)	(70)
Adjusted Operating income, non-GAAP	$3,663	$2,194

Average invested capital (2)	$11,011	$11,616
Equity adjustment for hedge accounting	761	(61)
Adjusted average invested capital	$11,772	$11,555

ROIC, pre-tax	31.1%	19.0%
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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as “excluding special items,” as a result of items that the Company believes are not indicative of its ongoing operations. These include a one-time Special revenue adjustment due to the July 2015 amended co-branded credit card agreement (the "Agreement") with Chase Bank USA, N.A. ("Chase") and the resulting change in accounting methodology, expenses associated with the Company's acquisition and integration of AirTran, a gain resulting from a litigation settlement received in January 2015, and collective bargaining ratification bonuses for certain workgroups. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company's acquisition of AirTran, which closed on May 2, 2011, the Company has incurred substantial charges associated with integration of the two companies. Given that the AirTran integration process has been effectively completed, the Company does not anticipate significant future integration expenditure requirements, but may incur smaller incremental costs associated primarily with the continuing conversion and sublease of the Boeing 717 fleet throughout 2015. See Note 6 to the unaudited Condensed Consolidated Financial Statements. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.
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

Financial Overview

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2015 and 2014 as follows:

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2015	2014	Percent Change	2015	2014	Percent Change
Operating income	$1,225	$614	99.5%	$3,090	$1,605	92.5%
Net income	$584	$329	77.5%	$1,645	$946	73.9%
Net income per share, diluted	$0.88	$0.48	83.3%	$2.45	$1.36	80.1%

Non-GAAP
Operating income	$1,047	$649	61.3%	$2,965	$1,710	73.4%
Net income	$623	$382	63.1%	$1,764	$993	77.6%
Net income per share, diluted	$0.94	$0.55	70.9%	$2.63	$1.42	85.2%

Third quarter 2015 Net income was a Company third quarter record of $584 million, or $0.88 per diluted share, a 77.5 percent increase year-over-year. This increase was primarily attributable to a 32.5 percent reduction in fuel expense due to decreases in market prices, coupled with a 10.8 percent increase in Operating revenues, driven by strong demand for low-fare air travel, 7.6 percent year-over-year capacity growth, and the impact of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company's Operating expenses decreased 2.2 percent, primarily as a result of lower fuel prices offsetting increases in certain cost categories discussed below under "Material Changes in Results of Operations." Excluding special items in both years, third quarter 2015 non-GAAP Net income was a third quarter record of $623 million, or $0.94 per diluted share, a 63.1 percent increase year-over-year. This marked the tenth consecutive quarter during which the Company produced record non-GAAP Net income for the applicable fiscal quarter. Third quarter 2015 Operating income was $1.2 billion and third quarter 2015 non-GAAP Operating income was $1.0 billion. Both GAAP and non-GAAP Operating income results were also Company third quarter records and significantly surpassed the prior year performance.

For the twelve months ended September 30, 2015, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 31.1 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This represents a significant increase compared with the Company's pre-tax ROIC of 19.0 percent for the twelve months ended September 30, 2014.

For the nine months ended September 30, 2015, Net income was $1.6 billion, or $2.45 per diluted share, a 73.9 percent increase year-over-year, and non-GAAP Net income was $1.8 billion, or $2.63 per diluted share, a 77.6 percent increase year-over-year. These increases primarily were due to a 31.7 percent reduction in fuel expense due to decreases in market prices, coupled with a 6.2 percent increase in Operating revenues, driven by strong demand for low-fare air travel, 6.9 percent year-over-year capacity growth, and the impact of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. Operating expenses for the nine months ended September 30, 2015, decreased 5.0 percent year-over-year as a result of lower jet fuel prices offsetting the increase in Salaries, wages, and benefits, as well as small increases in certain cost categories. Operating income for the nine months ended September 30, 2015, was $3.1 billion, and non-GAAP Operating income for the nine months ended September 30, 2015, was $3.0 billion.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Company Overview
During third quarter 2015, the Company began daily nonstop service to eight new cities from Dallas Love Field, including Boston, Charlotte, Detroit, Omaha, Philadelphia, Pittsburgh, Raleigh/Durham, and Salt Lake City, marking the Company's most robust schedule ever offered at Dallas Love Field, with 180 daily departures to 50 nonstop destinations. Additionally, during October 2015, the all-new international terminal at Houston Hobby opened and the Company commenced service from Houston Hobby to Mexico (Cancun, Mexico City, Puerto Vallarta, Cabo San Lucas/Los Cabos), Belize City, Belize, and San Jose, Costa Rica.

During September 2015, the Company's Pilots, represented by the Southwest Airlines Pilots' Association, reached a tentative collective-bargaining agreement with the Company. If ratified by the Pilots, the new agreement will become amendable April 1, 2019. The ratification vote is scheduled to close November 4, 2015.

The Company plans to continue its route network and schedule optimization efforts. For 2015, the Company continues to manage to a baseline of roughly 700 aircraft and an approximate seven percent year-over-year increase in ASMs, primarily due to more efficient flying of its existing fleet through increased seats per trip ("gauge") and stage length, with a modest increase in trips. The Company currently expects its fourth quarter 2015 ASMs to increase approximately eight to nine percent, compared with fourth quarter 2014. The Company expects to continue to optimize its network through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule.
During third quarter 2015, the Company took delivery of three pre-owned Boeing 737-700 aircraft from third parties. The Company currently expects to take delivery of an additional six 737-800 aircraft from Boeing and eight pre-owned 737-700 aircraft from other parties during the remainder of 2015. Following AirTran's final passenger service on December 28, 2014, the Company removed all remaining Boeing 717-200 aircraft ("B717s") from service. As of September 30, 2015, 80 of AirTran's 88 B717 aircraft had been delivered to Delta pursuant to a lease/sublease agreement and eight B717 aircraft were undergoing or awaiting conversion in preparation for delivery to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.
During third quarter 2015, the Company continued to return significant value to its Shareholders through a $500 million accelerated share repurchase program, which was launched in July 2015 with a financial institution in a privately negotiated transaction ("Third Quarter ASR Program") and through dividend payments totaling $49 million. The Third Quarter ASR Program is expected to be completed on October 30, 2015, and brings total repurchases of common stock in 2015 to nearly $1.2 billion. The Company has $700 million remaining under its existing $1.5 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorization.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2015 and September 30, 2014

Operating revenues

Passenger revenues for third quarter 2015 increased $152 million, or 3.3 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 7.6 percent increase in capacity, as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by a Company record Load factor of 85.4 percent. On a unit basis, Passenger revenue decreased 4.0 percent, year-over-year, largely driven by a 5.1 percent decrease in Passenger revenue yield, year-over-year.

Freight revenues for third quarter 2015 decreased by $1 million, or 2.2 percent, compared with third quarter 2014, primarily due to a decline in the Company's fuel surcharge per pound as jet fuel prices have decreased. Based on current trends, the Company expects fourth quarter 2015 Freight revenues to remain flat, compared with fourth quarter 2014.

The Company recorded a Special revenue adjustment during third quarter 2015 of $172 million. This adjustment represented a one-time non-cash reduction to the deferred revenue liability as a result of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology, and is classified as a special item and thus excluded from the Company's Non-GAAP financial results. See Note 2 to the unaudited Condensed Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for third quarter 2015 increased 102.1 percent year-over-year, primarily as a result of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. The Agreement resulted in an acceleration of the timing of Operating revenues on a prospective basis beginning as of July 1, 2015. The transportation element of the consideration received is now allocated a lower relative value, resulting in a reduction in the revenues classified as Passenger on a prospective basis, and the higher relative value associated with the non-transportation elements results in an increase in the portion of revenues classified as Other within the unaudited Condensed Consolidated Statement of Comprehensive Income; however, the precise revenue impact for future periods is not determinable until the volume of future transactions for the period is known. Ancillary revenues increased slightly year-over-year primarily due to an increase in Southwest Airlines ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate, which was partially offset by the decrease in revenues from the termination of AirTran passenger service and related ancillary fees. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

While some yield softness has continued into October, demand for low-fare air travel, thus far, remains strong. Based on favorable booking and revenue trends, and including the approximate $130 million estimated fourth quarter 2015 effect of the amended Agreement with Chase and the resulting change in accounting methodology, the Company is currently expecting fourth quarter 2015 operating unit revenues to increase approximately one percent from fourth quarter 2014.

Operating expenses

Operating expenses for third quarter 2015 decreased by $93 million, or 2.2 percent, compared with third quarter 2014, while capacity increased 7.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2015 and 2014, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2015		2014		change	change
Salaries, wages, and benefits	4.67	¢	4.04	¢	0.63 ¢	15.6%
Fuel and oil	2.58		4.10		(1.52)	(37.1)
Maintenance materials and repairs	0.71		0.73		(0.02)	(2.7)
Aircraft rentals	0.16		0.21		(0.05)	(23.8)
Landing fees and other rentals	0.83		0.86		(0.03)	(3.5)
Depreciation and amortization	0.71		0.70		0.01	1.4
Acquisition and integration	0.02		0.07		(0.05)	(71.4)
Other operating expenses	1.58		1.68		(0.10)	(6.0)
Total	11.26	¢	12.39	¢	(1.13)¢	(9.1)%

Operating expenses per ASM decreased 9.1 percent for third quarter 2015 compared with third quarter 2014 primarily due to lower jet fuel prices. Operating expenses per ASM for third quarter 2015, excluding fuel and special items (a non-GAAP financial measure), increased 0.7 percent year-over-year primarily due to higher Salaries, wages, and benefits expense, partially offset by decreases in certain cost categories discussed below. Based on current cost trends, the Company expects its unit costs, excluding fuel and oil expense, profitsharing expense, and special items for fourth quarter 2015 to be comparable to fourth quarter 2014. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2015 increased by $336 million, or 24.7 percent, compared with third quarter 2014. On a per ASM basis, third quarter 2015 Salaries, wages, and benefits expense increased 15.6 percent, compared with third quarter 2014. On both a dollar and per ASM basis, approximately 65 percent of the increase was the result of higher salaries, primarily due to increased training, additional headcount, contractual increases, and the proposed ratification bonuses included in the tentative collective-bargaining agreement reached with the Company's Pilots. On both a dollar and per ASM basis, approximately 25 percent of the year-over-year increase was due to higher profitsharing expense due to increased profits in third quarter 2015. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during current and in future periods will reduce operating profits, as defined, in the calculation of profitsharing expense. Based on current cost trends and anticipated capacity, the Company expects fourth quarter 2015 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense and special items, to decrease compared with fourth quarter 2014.

Fuel and oil expense for third quarter 2015 decreased by $450 million, or 32.5 percent, compared with third quarter 2014. On a per ASM basis, third quarter 2015 Fuel and oil expense decreased 37.1 percent, compared with third quarter 2014. Excluding the impact of hedging, both the dollar and unit cost decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 25.2 percent year-over-year, from $2.94 for third quarter 2014 to $2.20 for third quarter 2015. The Company also slightly improved its fuel efficiency in third quarter 2015 compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 5.8 percent as compared with third quarter 2014, while year-over-year capacity increased 7.6 percent as a result of fleet modernization and a 1.1 percent increase in Average length of passenger haul. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $93 million in Fuel and oil expense for third quarter 2015, compared with net gains totaling $9 million for third quarter 2014. These totals include cash settlements realized from the settlement of fuel derivative contracts, associated with the Company's "economic" fuel hedge, totaling $245 million provided to counterparties for third quarter 2015, compared with $21 million received from counterparties for third quarter 2014. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of October 19, 2015, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Average percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
Fourth quarter 2015 (1)	—
2016 (2)	Approx. 35%
2017 (2)	Approx. 65%
2018 (2)	Approx. 25%
(1) The Company is effectively unhedged for the fourth quarter 2015. A majority of the financial impact of the derivative contracts currently held for the quarter is locked in and is included in the economic jet fuel price simulations below.
(2) Given the Company has entered into different derivative contracts at various prices, these percentages are an average based on the assumption that Brent crude oil prices settle above current market prices. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at September 30, 2015, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at September 30, 2015		Amount of gains (losses) deferred in AOCI at September 30, 2015 (net of tax)
Fourth quarter 2015	$(114)	(a)	$(71)
2016	(634)		(509)
2017	(493)		(308)
2018	11		(17)
Total	$(1,230)		$(905)

(a) The Company has previously offset the majority of its fourth quarter 2015 fuel derivative portfolio and remains effectively unhedged for fourth quarter 2015 at current price levels. While the Company still holds derivative contracts as of October 19, 2015, that will settle during fourth quarter 2015, the losses associated with those contracts are substantially locked in. However, if market prices were to increase or decrease significantly related to the fourth quarter 2015 positions prior to these contracts settling, the losses incurred at settlement could be slightly lower or higher than currently expected amounts during that period.

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for fourth quarter 2015 jet fuel prices at different crude oil assumptions as of October 19, 2015, and for expected premium costs associated with settling contracts.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	4Q 2015 (2)
$30	$1.45 - $1.50
$40	$1.75 - $1.80
Current Market (1)	$2.05 - $2.10
$60	$2.30 - $2.35
$70	$2.65 - $2.70
Estimated Premium Costs (3)	$40M - $45M
(1)Brent crude oil average market price as of October 19, 2015, was approximately $49 per barrel for fourth quarter 2015.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of October 19, 2015.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for third quarter 2015 increased by $11 million, or 4.4 percent, compared with third quarter 2014. On a per ASM basis, Maintenance materials and repairs expense decreased 2.7 percent, compared with third quarter 2014, as the dollar increases were offset by the 7.6 percent increase in capacity. On a dollar basis, approximately 50 percent of the increase was attributable to an increase in Boeing 737-300, 737-500, and 737-700 engine maintenance due to more inductions, and the remaining increase was primarily related to an increase in heavy maintenance expense due to the timing of regular maintenance checks. These increases were partially offset by reduced engine and avionic repair expense as a result of the B717 aircraft transitioning out of the Company's fleet.

The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2015 to be comparable to fourth quarter 2014.

Aircraft rentals expense for third quarter 2015 decreased by $11 million, or 15.5 percent, compared with third quarter 2014. On a per ASM basis, Aircraft rentals expense decreased by 23.8 percent, compared with third quarter 2014. On both a dollar and per ASM basis, the decrease was primarily due to the transition of leased B717s out of the Company's fleet for conversion and delivery to Delta. The majority of these leased aircraft removed from service have been replaced by owned or capital leased Boeing 737 aircraft. The Company currently expects Aircraft rentals expense per ASM for fourth quarter 2015 to decrease compared with fourth quarter 2014 for the same reason.

Landing fees and other rentals expense for third quarter 2015 increased by $14 million, or 4.8 percent, compared with third quarter 2014. On a per ASM basis, Landing fees and other rentals expense decreased 3.5 percent, compared with third quarter 2014, as the slight dollar increases were offset by the 7.6 percent increase in capacity. On a dollar basis, the majority of the increase was due to heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet. The Company currently expects Landing fees and other rentals expense per ASM for fourth quarter 2015 to increase slightly, compared with fourth quarter 2014.

Depreciation and amortization expense for third quarter 2015 increased by $20 million, or 8.4 percent, compared with third quarter 2014. On a per ASM basis, Depreciation and amortization expense increased 1.4 percent, compared with third quarter 2014. On both a dollar and per ASM basis, the majority of the increase was due to the purchase and capital lease of new and used aircraft since third quarter 2014, the majority of which have replaced leased B717s removed from service. The Company currently expects Depreciation and amortization expense per ASM for fourth quarter 2015 to decrease compared with fourth quarter 2014.

The Company incurred $6 million of Acquisition and integration costs during third quarter 2015 related to the AirTran integration, compared with $23 million in third quarter 2014. The third quarter 2015 expense primarily consisted of certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for third quarter 2015 increased by $4 million, or 0.7 percent, compared with third quarter 2014. On a per ASM basis, Other operating expenses decreased 6.0 percent, compared with third quarter 2014, as the dollar increases were offset by the 7.6 percent increase in capacity. On a dollar basis, the majority of the increase was the result of higher personnel expenses. The Company currently expects Other operating expenses per ASM for fourth quarter 2015 to increase compared with fourth quarter 2014.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$179	$44
Ineffectiveness from fuel hedges settling in future periods	(1)	11
Realized ineffectiveness and mark-to-market (gains) or losses	61	(5)
Premium cost of fuel contracts	33	15
Other	—	1
	$272	$66

Income Taxes

The Company's effective tax rate was approximately 37.4 percent in third quarter 2015, compared with 37.3 percent in third quarter 2014. The Company projects a full year 2015 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

Passenger revenues for the nine months ended September 30, 2015, increased $497 million, or 3.8 percent, compared with the first nine months of 2014. Holding other factors constant, the majority of the increase was attributable to a 6.9 percent increase in capacity, as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by an 83.5 percent Load factor. On a unit basis, Passenger revenue decreased 3.0 percent, year-over-year, largely driven by a 3.9 percent decrease in Passenger revenue yield, year-over-year.

Freight revenues for the nine months ended September 30, 2015, increased by $6 million, or 4.7 percent, compared with the first nine months of 2014, primarily due to increased pounds shipped.

The Company recorded a Special revenue adjustment during the nine months ended September 30, 2015, of $172 million. This adjustment represented a one-time non-cash reduction to the deferred revenue liability as a result of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology, and is classified as a special item and thus excluded from the Company's Non-GAAP financial results. See Note 2 to the unaudited Condensed Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for the nine months ended September 30, 2015, increased by $191 million, or 31.8 percent, compared with the first nine months of 2014, primarily as a result of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Ancillary revenues were flat year-over-year as the decrease in revenues from the termination of AirTran passenger service and related ancillary fees was almost entirely offset by the increase in certain Southwest Airlines ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate.

Operating expenses

Operating expenses for the nine months ended September 30, 2015, decreased by $619 million, or 5.0 percent, compared with the first nine months of 2014, while capacity increased 6.9 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines are largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2015 and 2014, followed by explanations of these changes on a per ASM basis and dollar basis:

	Nine months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2015		2014		change	change
Salaries, wages, and benefits	4.49	¢	4.10	¢	0.39 ¢	9.5%
Fuel and oil	2.68		4.20		(1.52)	(36.2)
Maintenance materials and repairs	0.69		0.75		(0.06)	(8.0)
Aircraft rentals	0.17		0.23		(0.06)	(26.1)
Landing fees and other rentals	0.84		0.86		(0.02)	(2.3)
Depreciation and amortization	0.71		0.70		0.01	1.4
Acquisition and integration	0.03		0.08		(0.05)	(62.5)
Other operating expenses	1.57		1.66		(0.09)	(5.4)
Total	11.18	¢	12.58	¢	(1.40)¢	(11.1)%

Operating expenses per ASM decreased 11.1 percent for the first nine months of 2015 compared with the first nine months of 2014 primarily due to lower jet fuel prices. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), remained relatively flat year-over-year. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for the first nine months of 2015 increased by $681 million, or 16.8 percent, compared with the first nine months of 2014. Salaries, wages, and benefits expense per ASM for the first nine months of 2015 increased 9.5 percent, compared with the first nine months of 2014. On a dollar basis, approximately 55 percent of the increase was due to higher salaries as a result of increased training, additional headcount, contractual increases, and the ratification bonuses associated with certain contract labor groups. The remainder of the increase was due to higher profitsharing expense due to increased profits in the first nine months of 2015. On a per ASM basis, approximately 50 percent of the increase was due to higher profitsharing expense, and the remainder was due to higher salaries.

Fuel and oil expense for the first nine months of 2015 decreased by $1.3 billion, or 31.7 percent, compared with the first nine months of 2014. On a per ASM basis, Fuel and oil expense for the first nine months of 2015 decreased 36.2 percent, compared with the first nine months of 2014. Excluding the impact of hedging, both the dollar and unit cost decreases were virtually all attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 30.9 percent, on a year-over-year basis, from $3.01 during the first nine months of 2014 to $2.08 during the first nine months of 2015. The Company also slightly improved its fuel efficiency during the first nine months of 2015 compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 4.6 percent, compared with the first nine months of 2014, while year-over-year capacity increased 6.9 percent as a result of fleet modernization and a 1.6 percent increase in Average length of passenger haul. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $184 million in Fuel and oil expense for the first nine months of 2015, compared with net gains totaling $46 million for the first nine months of 2014. These totals include cash settlements realized from the settlement of fuel derivatives totaling $326 million paid to counterparties for the first nine months of 2015, compared with $72 million received from counterparties in the first nine months of 2014. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first nine months of 2015 decreased by $5 million, or 0.7 percent, compared with the first nine months of 2014. On a per ASM basis, Maintenance materials and repairs expense decreased 8.0 percent, compared with the first nine months of 2014. On both a dollar and per ASM basis, the decrease was primarily attributable to reduced engine and avionic repair expense as a result of the B717 aircraft transitioning out of the Company's fleet, partially offset by slightly higher engine and avionics expense associated with the replacement of the B717s with Boeing 737s.

Aircraft rentals expense for the first nine months of 2015 decreased by $48 million, or 21.1 percent, compared with the first nine months of 2014. On a per ASM basis, Aircraft rentals expense decreased by 26.1 percent, compared with the first nine months of 2014. On both a dollar and per ASM basis, the decrease was primarily due to the transition of leased B717s out of the Company's fleet for conversion and delivery to Delta. The majority of these leased aircraft removed from service have been replaced by owned or capital leased Boeing 737 aircraft.

Landing fees and other rentals expense for the first nine months of 2015 increased by $38 million, or 4.5 percent, compared with the first nine months of 2014. On a per ASM basis, Landing fees and other rentals expense decreased 2.3 percent, compared with the first nine months of 2014, as the dollar increases were more than offset by the 6.9 percent increase in capacity, as trips flown remained flat but the Company had a change in fleet mix to larger gauge aircraft. On a dollar basis, approximately 60 percent of the increase was due to due to heavier landing weights for 737-800 aircraft, which now make up a larger portion of the Company's fleet. The remainder of the increase was due to higher space rental rates at various airports.

Depreciation and amortization expense for the first nine months of 2015 increased by $64 million, or 9.3 percent, compared with the first nine months of 2014. On a per ASM basis, Depreciation and amortization expense increased 1.4 percent, compared with the first nine months of 2014. On both a dollar and per ASM basis, the majority of the increase was due to the purchase and capital lease of new and used Boeing 737 aircraft over the last 12 months, the majority of which have replaced leased B717s removed from service.

The Company incurred $32 million of Acquisition and integration expense for the first nine months of 2015, compared with $78 million for the first nine months of 2014. The 2015 costs primarily consisted of Employee training and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Other operating expenses for the first nine months of 2015 decreased by $4 million, or 0.2 percent, compared with the first nine months of 2014. On a per ASM basis, Other operating expenses decreased 5.4 percent, compared with the first nine months of 2014. On both a dollar and per ASM basis, the decrease was the result of a $37 million litigation settlement received during first quarter 2015. Excluding the impact of the litigation settlement, Other operating expenses increased 2.5 percent. Approximately 60 percent of the increase, excluding the litigation settlement, was due to higher personnel expenses partially as a result of increased inclement weather events during 2015, and approximately 35 percent was related to higher advertising and promotions expenses.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$271	$5
Ineffectiveness from fuel hedges settling in future periods	(16)	(31)
Realized ineffectiveness and mark-to-market (gains) or losses	61	(5)
Premium cost of fuel contracts	81	49
Other	(3)	(2)
	$394	$16

Income Taxes

The Company's effective tax rate was approximately 37.5 percent for the first nine months of 2015, compared with 37.6 percent for the first nine months of 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was $836 million for the three months ended September 30, 2015, compared with $240 million provided by operating activities in the same prior year period. For the nine months ended September 30, 2015, net cash provided by operating activities was $2.9 billion, compared with $2.7 billion provided by operating activities in the nine months ended September 30, 2014. The operating cash flows for the nine months ended September 30, 2015, were largely impacted by the Company's net income (as adjusted for noncash items); a $617 million increase in Air traffic liability as a result of bookings for future travel, sales of frequent flyer points to business partners, and the $172 million Special revenue adjustment; and a $424 million increase in Accounts payable and accrued liabilities. These cash inflows were partially offset by $471 million in cash outflows related to the purchase of derivatives utilized to offset a portion of the Company's 2015 and 2016 fuel hedge positions prior to their settlement, as well as new fuel derivatives, which are classified as Other, net. Also, the Company provided an additional $213 million in cash collateral to fuel derivative counterparties during the nine months ended September 30, 2015. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $259 million during the three months ended September 30, 2015, compared with $44 million used in investing activities in the same prior year period. For the nine months ended September 30, 2015, net cash used in investing activities was $967 million, compared with $1.3 billion used in the same prior year period. Investing activities in both years included capital expenditures, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2015, capital expenditures were $1.2 billion, consisting primarily of payments for new and previously owned aircraft delivered to the Company, as well as a payment made in connection with a long-term sublease agreement that transferred the usage of two gates at Dallas Love Field to the Company. This compared with $1.3 billion in Capital expenditures during the same prior year period. During the nine months ended September 30, 2015, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $349 million, compared with a net cash inflow of $83 million during the same prior year period.

Net cash used in financing activities was $609 million during the three months ended September 30, 2015, compared with $246 million used in financing activities for the same prior year period. For the nine months ended September 30,

2015, net cash used in financing activities was $1.5 billion, compared with $962 million used in the same prior year period. During the nine months ended September 30, 2015, the Company repaid $170 million in debt and capital lease obligations, repurchased $1.2 billion of its outstanding common stock through share repurchase programs, and paid $180 million in dividends to Shareholders. During the nine months ended September 30, 2014, the Company repaid $167 million in debt and capital lease obligations, repurchased approximately $755 million of its outstanding common stock through share repurchase programs, and paid $138 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2015, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock in a new share repurchase program. Under this $1.5 billion share repurchase program, the Company has launched the Third Quarter ASR Program for $500 million, or 9.7 million shares (excluding the additional shares expected to be delivered to the Company upon settlement of the Third Quarter ASR Program). The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. As of September 30, 2015, the Company's cumulative repurchases under the May 2015 $1.5 billion Board authorization have totaled $800 million, or 17.8 million shares of common stock (excluding the additional shares expected to be delivered to the Company upon settlement of the Third Quarter ASR Program). See Part II, Item 2 for further information on the Company's share repurchase authorization.

Cumulative costs associated with the acquisition and integration of AirTran, as of September 30, 2015, totaled $568 million (before profitsharing expense and taxes). Given the effective completion of the AirTran integration process, other than the continuing conversion and sublease of the Boeing 717 fleet throughout the remainder of 2015, the Company does not anticipate significant future integration expenditure requirements. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.1 billion as of September 30, 2015, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of September 30, 2015, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG					The Boeing Company 737 MAX
	-700 Firm Orders		-800 Firm Orders	Options	Additional -700 A/C	-7 Firm Orders	-8 Firm Orders		Options	Total
2015	—		19	—	24	—	—		—	43	(3)
2016	—		31	—	15	—	—		—	46
2017	15		—	12	14	—	14		—	55
2018	10		—	12	4	—	13		—	39
2019	—		—	—	—	15	10		—	25
2020	—		—	—	—	14	22		—	36
2021	—		—	—	—	1	33		18	52
2022	—		—	—	—	—	30		19	49
2023	—		—	—	—	—	24		23	47
2024	—		—	—	—	—	24		23	47
2025	—		—	—	—	—	—		36	36
2026	—		—	—	—	—	—		36	36
2027	—		—	—	—	—	—		36	36
Total	25	(1)	50	24	57	30	170	(2)	191	547
(1) The Company has flexibility to substitute 737-800s in lieu of 737-700 firm orders.
(2) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(3) Includes 13 737-800s and 16 737-700s delivered as of September 30, 2015.

The Company's financial commitments associated with the firm orders and additional 737-700 aircraft in the above aircraft table are as follows: $272 million remaining in 2015, $1.2 billion in 2016, $1.2 billion in 2017, $1.0 billion in 2018, $1.1 billion in 2019, and $5.7 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of September 30, 2015:

		Average	Number		Number	Number
Type	Seats	Age (Yrs)	of Aircraft		Owned	Leased
737-300	137 or 143	22	119	(a)	76	43
737-500	122	24	12		9	3
737-700	143	11	463		395	68
737-800	175	2	98		91	7
TOTALS		12	692		571	121
(a) Of the total, 78 737-300 aircraft have 143 seats and 41 have 137 seats.

Critical Accounting Policies and Estimates

During third quarter 2015 the Company executed an amended Agreement with Chase, through which the Company sells loyalty points and other items to Chase. The Company's Rapid Rewards program members ("Members") are able to accrue loyalty points based on purchases using the Chase co-branded Southwest Visa credit card. The Agreement materially modified the previously existing agreement between Chase and the Company. Consideration received as part of this Agreement is subject to Accounting Standards Update 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (“ASU 2009-13”). The impact of the accounting change to the Company's frequent flyer accounting policy is described below.

Frequent flyer accounting

The Company utilizes estimates in the recognition of liabilities associated with its frequent flyer program. These estimates primarily include the liability associated with frequent flyer Member account balances that are expected to be redeemed for travel or other products at a future date as well as the allocation of consideration received for points sold to certain business partners between transportation and non-transportation components. Frequent flyer account balances include points earned through flights taken, points sold to Customers, or points earned through business partners participating in the frequent flyer program.

Under the Southwest Rapid Rewards frequent flyer program, Members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase points.

The Company utilizes the incremental cost method of accounting for points earned through flights taken in its frequent flyer program. A liability is recorded for the estimated incremental cost of providing free travel as points are being earned. The liability recorded represents the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. The incremental cost liability is primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit. At September 30, 2015, the incremental cost liability was approximately $57 million.

The Company also sells frequent flyer points and related services to business partners participating in the frequent flyer program. The majority of the points sold to business partners are through the Southwest co-branded Chase Visa credit card. Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under the residual method, the Company estimated the percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card that related to free travel. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. The modified Agreement has the following multiple elements: travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements and the Company’s resource team. Under ASU 2009-13 these deliverables are accounted for separately and allocation of consideration from the Agreement is determined based on the relative selling price of each deliverable. Prior to the July 1, 2015 adoption of ASU 2009-13, the Company determined the selling price of air transportation and allocated any remaining consideration under the contract on a residual basis. The application of ASU 2009-13 to the Agreement decreases the relative value of the air transportation deliverables that the Company records as deferred revenue (and ultimately Passenger revenues when redeemed awards are flown) and increases the relative value of the marketing-

related deliverables recorded in Other revenues at the time these marketing-related deliverables are provided. This is principally due to the previous application of the residual method, which effectively applied the entire discount associated with the agreement to the marketing deliverables.

Significant management judgment was used to estimate the selling price of each of the deliverables. The objective was to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determined the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

The Company followed the transition approach of ASU 2009-13, which required that the Company's existing deferred revenue balance, classified within Air traffic liability, be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) is lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million. Furthermore, third quarter 2015 Operating revenues increased $131 million as a result of the amended Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Under its current program, Southwest estimates the portion of frequent flyer points that will not be redeemed. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the customer has a co-branded credit card. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners, which indicated an increase in the expected spoilage rate. This change in estimate, which is recorded on a prospective basis, as of October 1, 2014, resulted in an increase in Passenger revenue of approximately $30 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, this change in estimate resulted in an increase in Passenger revenue of $115 million. The Company has again updated its analysis of projected spoilage and will implement a new rate on a prospective basis beginning in fourth quarter 2015. As the new rate is not materially different from the estimated rate used during the first three quarters of 2015, the Company does not expect the impact to recognized Passenger revenues to be significant. The precise impact will not be determinable until the actual number of point redemptions for the period is known. For the nine months ended September 30, 2015, based on actual redemptions of points sold to business partners, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $22 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects that current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network plans and expectations, including its network and schedule optimization plans;

•	the Company's fleet and capacity plans;

•	the Company’s financial outlook and projected results of operations, including specific factors expected to impact the Company’s results of operations;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•	the Company's dependence on third parties, in particular with respect to its fleet and capacity plans;

•	the impact of governmental regulations and other governmental actions related to the Company’s operations;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2015, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $1.2 billion.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2015, the Company had no counterparties with which the derivatives held were a net asset, and nine counterparties with which the derivatives held were a net liability, totaling $1.2 billion. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2015, $478 million in cash collateral deposits and $300 million in aircraft collateral were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of September 30, 2015, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely post an additional $474 million in collateral which could be met by posting aircraft and/or letters of credit with its current counterparties. The Company has the option of providing cash, letters of credit, and/or pledging aircraft as collateral. At September 30, 2015, the Company had $900 million of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and AirTran filed a motion to exclude the class certification reports of plaintiffs’ expert. The Court has not yet ruled on the class certification motion or the related motion to exclude plaintiffs’ expert. The parties engaged in extensive discovery, which was extended due to discovery disputes between plaintiffs and Delta, but discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta delayed further briefing on summary judgment. On December 2, 2013, plaintiffs moved for discovery sanctions against Delta, which the Court resolved by Order dated August 3, 2015. On August 5, 2015, the Court entered an order granting class certification, which was vacated on August 17, 2015, to permit further briefing on class certification and AirTran’s motion to exclude plaintiffs’ expert. On August 24, 2015, the Court entered a scheduling order to complete the briefing on defendants’ motions for summary judgment, the motion for class certification, and motions to exclude experts by January 2016. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

On June 30, 2015, the U.S. Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the present including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity; and on August 21, 2015, the Attorney General of the State of Ohio issued an investigative demand seeking information and documents about the Company’s capacity from December 2013 to the present. The Company is cooperating fully with the DOJ CID and these two state inquiries.
On July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints have been filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. The complaints seek treble damages for periods that vary among the complaints, costs, attorneys’ fees, and injunctive relief.
The time for the Company to respond to the complaints varies by case and has not yet expired. Requests to transfer the pre-trial proceedings of these cases into to a single federal court were filed with the Judicial Panel on Multi-District Litigation (“MDL Panel”), and on October 13, 2015, the MDL Panel centralized the cases to the Federal District Court in the District of Columbia. The Company intends to vigorously defend these civil cases.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
July 1, 2015 through July 31, 2015	—	$—	(2)	—	$700,000,000	(2)
August 1, 2015 through August 31, 2015	9,679,195	$—	(2)	9,679,195	$700,000,000
September 1, 2015 through September 30, 2015	—	$—		—	$700,000,000
Total	9,679,195			9,679,195

(1)
In May 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under the Third Quarter ASR Program, the Company paid $500 million in July 2015 and received an initial delivery of 9,679,195 shares on August 21, 2015, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program based on a volume-weighted average price of $38.7429 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between August 3, 2015 and August 20, 2015. The specific number of shares that the Company ultimately will repurchase under the Third Quarter ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period to be completed in fourth quarter 2015. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

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

10.1	Supplemental Letter Agreement No. 1810-LA-1501773 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

October 29, 2015	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
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

10.1	Supplemental Letter Agreement No. 1810-LA-1501773 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1) Furnished, not filed.