Form 10-K
period 2015-12-31
SOUTHWEST AIRLINES CO
filed 2016-02-03
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,774,060,585 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on January 29, 2016: 638,070,032 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 18, 2016, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Southwest Airlines Co. (the “Company” or “Southwest”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. For the 43rd consecutive year, the Company was profitable, earning $2.2 billion in net income.
Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. The Company ended 2015 serving 97 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and seven near-international countries including Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, and Belize. During 2015, the Company added its first three destinations in Central America (San Jose, Costa Rica, Belize City, Belize, and Liberia, Costa Rica) and also commenced Southwest service to a fourth destination in Mexico (Puerto Vallarta). At December 31, 2015, Southwest operated a total of 704 Boeing 737 aircraft.
During 2015, the Company also added 20 domestic nonstop destinations from Dallas Love Field. These routes were made possible by the repeal of certain federal flight restrictions at Dallas Love Field in October 2014. At year-end 2015, Southwest offered a total of 180 weekday departures to 50 nonstop destinations from Dallas Love Field. In addition, the Company added eight international nonstop destinations from a newly constructed five-gate international terminal at Houston’s William P. Hobby Airport. Based on the most recent data available from the U.S. Department of Transportation, as of June 30, 2015, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
Industry
The airline industry has historically been an extremely volatile industry subject to numerous challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as acts of terrorism, poor weather, and natural disasters.
The U.S. airline industry benefited from moderate economic growth during 2015 and was further aided by a significant drop in fuel prices. The U.S. airline industry, including Southwest, has increased available seat miles (also referred to as “capacity,” an available seat mile is one seat, empty or full, flown one mile and is a measure of space available to carry passengers in a given period), and has increased the number of seats per trip (or “gauge”) through slimline seat retrofits and the use of larger aircraft.

Company Operations
Route Structure
General
Southwest principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest’s point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. Approximately 74 percent of the Company's Customers flew nonstop during 2015, and, as of December 31, 2015, Southwest served 637 nonstop city pairs.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 20 weekday roundtrips from Dallas Love Field to Houston Hobby, 14 weekday roundtrips from Los Angeles International to Oakland, 12 weekday roundtrips from Burbank to Oakland, 11 weekday roundtrips from Phoenix to Las Vegas, and ten weekday roundtrips from San Diego to San Jose.
Southwest complements its high-frequency short-haul routes with long-haul nonstop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, and Houston and New York LaGuardia.

During 2015, the Company continued to incorporate the Boeing 737-800 into its fleet, which offers significantly more Customer seating capacity than Southwest’s other aircraft. This has enabled the Company to more economically serve long-haul routes, as well as high-demand, slot-controlled and gate-restricted airports, by adding seats for such routes without increasing the number of flights (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports). For 2015, the Company’s average aircraft trip stage length was 750 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 721 miles and an average duration of approximately 2.0 hours in 2014. During 2014, the Company also operated AirTran Airways (“AirTran”). AirTran’s final passenger service occurred on December 28, 2014, and it has been integrated into Southwest.
International Service
Southwest Airlines launched international service in 2014, and ended 2015 with service to 11 international destinations. The Company’s international expansion in 2015 was facilitated by the completion of construction of a new five-gate international terminal at Houston’s William P. Hobby Airport. The new terminal includes an expanded security checkpoint and an upgraded Southwest ticketing area. The Company controlled this expansion and the related financial terms pursuant to an Airport Use and Lease Agreement with the City of Houston. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
Approximately $287 million of the Company’s 2015 operating revenues were attributable to foreign operations. The remainder of the Company’s 2015 operating revenues, approximately $19.5 billion, was attributable to domestic operations. Approximately $226 million of the Company’s 2014 operating revenues were attributable to foreign operations (including those attributable to both Southwest and AirTran). The remainder of the Company’s 2014 operating revenues, approximately $18.4 billion, was attributable to domestic operations. The Company's assets are not allocated to a geographic area because the Company’s tangible assets primarily consist of flight equipment, the majority of which are interchangeable and are deployed systemwide, with no individual aircraft dedicated to any specific route or region.
Cost Structure
General
A key component of the Company’s business strategy has historically been its low-cost structure, which was designed to allow it to profitably charge low fares. Adjusted for stage length, the Company has lower unit costs, on average, than the majority of major domestic carriers. The Company’s low-cost structure has historically been facilitated by Southwest’s use of a single aircraft type, the Boeing 737, its operationally efficient point-to-point route structure, and its highly productive Employees. Southwest’s use of a single aircraft type has allowed for simplified scheduling, maintenance, flight operations, and training activities. Southwest’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines’ hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).
Impact of Fuel Costs on the Company’s Low-Cost Structure; Fuel Initiatives
Although 2015 fuel prices were lower than 2014 fuel prices, Fuel and oil expense remained one of the Company's largest operating costs. The table below shows the Company’s average cost of jet fuel for each year beginning in 2003 and during each quarter of 2015.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
2012	$6,120	$3.30	37.2%
2013	$5,763	$3.16	35.1%
2014	$5,293	$2.93	32.3%
2015	$3,616	$1.90	23.0%
First Quarter 2015	$877	$2.01	24.1%
Second Quarter 2015	$1,005	$2.03	25.0%
Third Quarter 2015	$936	$1.98	22.9%
Fourth Quarter 2015	$798	$1.65	20.2%
The Company enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices; however, as is evidenced by the table above, energy prices can fluctuate significantly in a relatively short amount of time, and the cost of hedging generally increases with sustained high potential for volatility in the fuel market. Therefore, the Company continually monitors and adjusts its fuel hedge portfolio and strategies to address not only fuel price increases, but also fuel price volatility, hedge costs, and hedge collateral requirements. The Company’s fuel hedging activities are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.
During 2015, the Company continued to focus on reducing fuel consumption and improving efficiency through fleet modernization and other fuel initiatives. The Company continued to replace its older aircraft with newer aircraft that are less maintenance intensive and more fuel efficient. For example, during 2015, the Company took delivery of 19 Boeing 737-800 aircraft and 24 Boeing 737-700 aircraft. In 2016, the Company currently expects to take delivery of an additional 36 Boeing 737-800 aircraft and 17 Boeing 737-700 aircraft. As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 to the Consolidated Financial Statements, the Company recently announced its intent to accelerate the retirement of its 737-300 and 737-500 aircraft. The Company's fleet composition and delivery schedule is discussed in more detail below under "Properties - Aircraft." The Company also continued to participate in Required Navigation Performance (“RNP”) operations as part of the FAA’s Performance Based Navigation program. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System satellite navigation (instead of less precise ground-based navigation), and new flight procedures to produce more efficient flight patterns and conserve fuel. The Company’s RNP activities are discussed further under “Regulation - Environmental Regulation."
The table below illustrates the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2015	2014	2013	2012	2011
Available seat miles per fuel gallon consumed	73.9	72.8	71.7	69.4	68.3

Fare Structure
General
Southwest offers a relatively simple fare structure that features competitive, unrestricted, unlimited, everyday coach fares, as well as lower fares available on a restricted basis. Southwest bundles fares into three major categories: “Wanna Get Away®,” “AnytimeSM,” and “Business Select®,” with the goal of making it easier for Customers to choose the fare they prefer. All fare products include the privilege of two free checked bags (weight and size limits apply). In addition, regardless of the fare product, Southwest does not charge fees for changes to flight reservations.

•
“Wanna Get Away” fares are generally the lowest fares and are typically subject to advance purchase requirements. They are nonrefundable but, subject to compliance with Southwest’s No Show policy, funds may be applied to future travel on Southwest without a change fee. Southwest’s No Show policy applies if a Customer has booked a nonrefundable fare anywhere in his/her itinerary and that portion of the flight is not used and not canceled or changed by the Customer at least ten minutes prior to scheduled departure. In such event, subject to certain exceptions, all unused funds on the full itinerary will be forfeited, and the remaining reservation will be canceled. The intent of the No Show policy is to promote Customer behavior that will enable Southwest to re-sell the open seat prior to departure.

•
“Anytime” fares are refundable and changeable, and funds may also be applied toward future travel on Southwest. Anytime fares also include a higher frequent flyer point multiplier under Southwest’s Rapid Rewards® frequent flyer program than do Wanna Get Away fares. The Company's frequent flyer program is discussed below under "Rapid Rewards Frequent Flyer Program."

•
“Business Select” fares are refundable and changeable, and funds may be applied toward future travel on Southwest. Business Select fares also include additional perks, when available, such as priority boarding in the first 15 boarding positions within boarding group “A,” a higher frequent flyer point multiplier than other Southwest fares (including twice as many points per dollar spent as compared with Wanna Get Away fares), “Fly By®” priority security and/or ticket counter access in participating airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).

Ancillary Services
The Company offers ancillary service offerings such as Southwest’s EarlyBird Check-In® and transportation of pets and unaccompanied minors, in accordance with Southwest's respective policies. EarlyBird Check-In provides Customers with automatic check-in before general boarding positions become available, improving Customers' seat selection options (priority boarding privileges are already a benefit of being an "A-List" tier member under the Company's Rapid Rewards Frequent Flyer Program). Southwest’s Pet Policy provides Customers an opportunity to bring a small cat or dog into the aircraft cabin. Southwest also has an unaccompanied minor travel policy to address the administrative costs and the extra care necessary to safely transport these Customers.
When available, Southwest also sells, at the gate, open priority boarding positions in the first 15 positions in its "A" boarding group.
Southwest offers inflight satellite-based WiFi service on all of its 737-700 and 737-800 aircraft, representing over 80 percent of Southwest’s fleet. Southwest’s Customers with small portable electronic devices are able to utilize the airline’s onboard WiFi from gate-to-gate when travelling on a Southwest WiFi-enabled airplane. Southwest was the first carrier to offer gate-to-gate connectivity. Southwest’s onboard entertainment options on WiFi-enabled aircraft for viewing on Customers’ personal wireless devices include free access to Southwest’s live and on-demand television product. The television product currently consists of 19 live channels and up to 75 on-demand recorded episodes from popular television series. Due to licensing restrictions, free live TV may not be available onboard WiFi-enabled international flights. Southwest also provides movies-on-demand, and also offers a Messaging-only option, including all WiFi-enabled stops and connections. The Messaging service allows access to iMessage and pre-downloaded apps for Viber and WhatsApp. Customers do not have to purchase WiFi to access television offerings, movies-on-demand, or the Messaging-only service.

Rapid Rewards Frequent Flyer Program
Southwest’s Rapid Rewards frequent flyer program enables program members (“Members”) to earn points for every dollar spent on Southwest fares. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Member has points-earning activity during the most recent 24 months.
Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare (including many fare sales) ticket by redeeming fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, restaurants, and retailers), as well as by using Southwest’s co-branded Chase® Visa credit card. In addition, holders of Southwest’s co-branded Chase Visa credit card are able to redeem their points for items other than travel on Southwest, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.
Southwest’s Rapid Rewards frequent flyer program features tier and Companion Pass programs for the most active Members, including “A-List” and “A-List Preferred” status. Both A-List and A-List Preferred Members enjoy benefits such as “Fly By®” priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an “A” boarding pass). Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited free travel for one year to any destination available on Southwest for a designated companion of the qualifying Member. The Member and designated companion must travel together on the same flight.
Southwest’s Rapid Rewards frequent flyer program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest’s co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and retail partnerships. The program continues to exceed the Company’s expectations with respect to the number of Members added, the amount spent per Member on airfare, the number of flights taken by Members, the number of Southwest’s co-branded Chase Visa credit card holders added, the number of points sold to business partners, and the number of frequent flyer points purchased by Members. During 2015, the Company entered into an amended co-branded credit card agreement with Chase Bank USA, N.A. Additional information regarding this amended co-branded credit card agreement, including the effect of the resulting change in accounting methodology, is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements.
For the Company’s 2015 consolidated results, Customers of Southwest redeemed approximately 7.3 million flight awards, accounting for approximately 12.0 percent of revenue passenger miles flown. For the Company’s 2014 consolidated results, Customers of Southwest and AirTran redeemed approximately 6.2 million flight awards, accounting for approximately 11.0 percent of revenue passenger miles flown. For the Company’s 2013 consolidated results, Customers of Southwest and AirTran redeemed approximately 5.4 million flight awards, accounting for approximately 9.5 percent of revenue passenger miles flown. The Company’s accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

Southwest.com
The Company’s Internet website, Southwest.com®, is the only avenue for Southwest Customers to purchase and manage travel online. Customers’ trips can be planned and managed directly from the southwest.com home page. Southwest.com is designed to help make the Customer's experience personal and intuitive with features such as recognizing the Customer's location to provide relevant deals, remembering recent searches to make it easy to get to trips of interest, and shopping cart functionality allowing Customers to purchase air, hotel, and car rental in one visit. The newly redesigned “My Accounts” section of the website provides a detailed view into a Customer’s travel and loyalty activity. Southwest.com highlights points of differentiation between Southwest and other air carriers, as well as the fact that southwest.com is the only place where Customers can purchase Southwest fares online. In addition, southwest.com and swabiz.com (the Company’s business travel reservation web page) are available in a translated Spanish version, which provides Customers who prefer to transact in Spanish the same level of Customer Service provided by the English versions of the websites. Additionally, Southwest offers Customers a mobile website and app to provide Customers the ability to transact with Southwest anytime they have access to their mobile device. For the year ended December 31, 2015, approximately 79.4 percent of the Company’s Passenger revenues came through its website (including revenues from SWABIZ®).
Marketing
During 2015, the Company continued to benefit from, and aggressively market, Southwest’s points of differentiation from its competitors. In October 2015, the Company premiered a new advertising campaign called TransfarencySM.. The campaign emphasizes Southwest's approach to treating Customers fairly, honestly, and respectfully, with its low fares and no unexpected bag fees, change fees, or hidden fees.
Southwest continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (weight and size limits apply). Through both its national and local marketing campaigns, Southwest has continued to aggressively promote this point of differentiation from its competitors with its “Bags Fly Free®” message. The Company believes its decision not to charge for first and second checked bags on Southwest, as reinforced by the Company’s related marketing campaign, has driven an increase in Southwest’s market share and a resulting net increase in revenues.
Southwest is also the only major U.S. airline that does not charge a fee on any of its fares for a Customer change in flight reservations. The Company has continued to incorporate this key point of differentiation in its marketing campaigns. The campaigns highlight the importance to Southwest of Customer Service by showing that Southwest understands plans can change and therefore does not charge a change fee. While a Customer may pay a difference in airfare, the Customer will not be charged a change fee on top of any difference in airfare.
Also unlike most of its competitors, Southwest does not impose additional fees for items such as seat selection, snacks, curb-side check-in, and telephone reservations. In addition, Southwest allows each ticketed Customer to check one stroller and one car seat free of charge, in addition to the two free checked bags.
The Company also continues to promote all of the many other reasons to fly Southwest such as its low fares, network size, Customer Service, free live television offerings, and its Rapid Rewards frequent flyer program.
In 2014, the Company launched a new visual expression of its brand by introducing a new Heart aircraft livery, airport experience, and logo. Aircraft already in the Company's fleet are scheduled to receive the newly painted livery within the aircraft's existing repainting schedule, while new aircraft will be delivered in the Heart livery. In addition, many of the future airport conversions will be integrated into existing and upcoming airport improvement projects.
Technology Initiatives
During 2015, the Company continued its commitment to technology improvements to support its ongoing operations and initiatives.
The Company is in the midst of a multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be implemented in 2017 and is expected to (i) provide significant incremental revenue opportunities beyond implementation; (ii) allow the

Company to offer product enhancements that will benefit Customers; (iii) give the Company a flexible and reliable foundation that will allow it to adapt more quickly and efficiently, and better respond to industry demands; and (iv) reduce the complexities associated with maintaining and operating multiple reservation systems. In August 2015, the Company achieved one of the first milestones of the single reservation system when its Customer Support & Services group (“CS&S”) began using Amadeus Group Manager for international group reservations. This enhanced functionality allows CS&S to book larger numbers of Passengers on a single reservation via streamlined booking processes.
During 2015, the Company also activated a new recovery optimization tool designed to help the Company effectively manage its increasingly complex network. The optimizing tool assists with irregular operations such as out of service events, station reduction, and station shutdown, by considering many factors including passenger and crew connections, airport curfews, equipment mismatches, and mission and maintenance requirements.
The Company intends to continue to devote significant technology resources towards, among other things, (i) the continued development of systems to improve both revenue management and network optimization capabilities, (ii) the aforementioned replacement of Southwest's existing domestic reservation system with the comprehensive Amadeus' Altéa reservations solution, and (iii) tools to improve operational management.
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
Economic and Operational Regulation
Consumer Protection Regulation by the U.S. Department of Transportation
The U.S. Department of Transportation (the “DOT”) regulates economic operating authority for air carriers and consumer protection for airline passengers. The Federal Aviation Authority (“FAA”), a sub-agency of the DOT, regulates aviation safety. The DOT may impose civil penalties on air carriers for violating its regulations.
To provide passenger transportation in the United States, a domestic airline is required to hold both a Certificate of Public Convenience & Necessity from the DOT and an Air Carrier Operating Certificate from the FAA. A Certificate of Public Convenience & Necessity is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via code-sharing with another airline. Exemptions granted by the DOT to serve international markets are generally limited in duration and are subject to periodic renewal requirements. The DOT also has jurisdiction over international tariffs and pricing in certain markets. The DOT may revoke a certificate or exemption, in whole or in part, for intentional failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate itself.
The DOT’s consumer protection and enforcement activities relate to areas such as unfair and deceptive practices and unfair competition by air carriers, deceptive airline advertising (concerning, e.g., fares, ontime performance, schedules, and code-sharing), and violations of rules concerning denied boarding compensation, ticket refunds, and baggage liability requirements. The DOT is also charged with prohibiting discrimination by airlines against consumers on the basis of race, religion, national origin, or sex.
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
The Passenger Protection Rules also require airlines to (i) pay up to $1,350 in denied boarding compensation to each passenger involuntarily bumped from a flight; (ii) refund any checked bag fee for permanently lost luggage; (iii) prominently disclose all potential fees for optional ancillary services on their websites; and (iv) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.
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
The DOT has issued a proposed rule that would further expand the Passenger Protection Rules. First, the proposed rule would require airlines to share with ticket agents fee information for “basic ancillary services,” including fees for a first checked bag, second checked bag, carry-on items, and advance seat selection. Second, the proposed rule would require enhanced reporting of information to the DOT by mainline carriers for their domestic code-share partner operations. Third, the proposed rule would require ticket agencies to disclose which carriers' tickets they sell to avoid leading consumers to mistakenly believe they are searching all possible flight options when in fact other options may be available. Fourth, the proposed rule would impose a variety of additional requirements on ticket agents and air carriers, such as public disclosures of information. The Company is not able to predict the impact of any new consumer protection rules on its services, although the Company is likely to be affected to a lesser degree than most other airlines, which generally offer more ancillary products and services, and sell their services largely via ticket agencies. The DOT is expected to issue a final rule in this proceeding in 2016.

The DOT has expressed its intent to aggressively investigate alleged violations of its consumer protection rules. Airlines that violate any DOT regulation are subject to potential fines of up to $27,500 per occurrence.

The Company is also monitoring other potential rulemakings that could impact its business such as (i) an FAA proposed rule designed to tighten the utilization requirements for takeoff and landing slots operated by air carriers at the three New York City airports; (ii) a DOT proposed rule to change the metric by which the DOT computes an air carrier’s mishandled baggage performance; (iii) a DOT proposed rule to require air carriers to publicly disclose the revenues received from the sale of ancillary services to passengers; (iv) a potential DOT proposed rule to enhance accessibility for disabled passengers with respect to aircraft lavatories and in-flight entertainment; and (v) a potential DOT proposed rule to restrict passenger cell phone voice calls on aircraft.
Aviation Taxes and Fees
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. In 2012, Congress adopted the FAA Modernization and Reform Act of 2012, which extended most commercial aviation taxes through

September 30, 2015. In September 2015, Congress extended the expiration date for an additional six months. Congress is expected to try to enact a new FAA reauthorization bill in 2016, which may make substantive changes with respect to aviation taxes (including, possibly, airport-assessed passenger facility charges) and/or FAA offices and programs that are financed through aviation tax revenue. Congress must either adopt a new FAA reauthorization bill or pass a “status quo” extension by April 1, 2016; otherwise, a lapse in the statutory authority could affect the airlines’ and passengers’ respective tax burdens, as well as impact the FAA’s ability to fund airport grants and regulate the airline industry.
In addition to FAA-related taxes, there are additional federal taxes related to the Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip. In December 2015, Congress enacted another statute that indexes immigration and customs fees to inflation, beginning in 2016. These two fees are paid by inbound international passengers and are used to support the operations of U.S. Customs and Border Protection (“CBP”). Finally, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service published a final regulation in October 2015 that modifies international agriculture inspection fees. Under this new rule, effective December 28, 2015, the per-passenger agriculture inspection fee is $5.00 and the per-commercial aircraft fee is $225.00.
In 2016, in addition to FAA reauthorization legislation, Congress may consider comprehensive tax reform legislation, which could result in a lower corporate tax rate and the elimination of certain tax deductions and preferences. Grants to airports and/or airport bond financing may also be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports the Company serves.
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
To address compliance with its regulations, the FAA requires airlines to obtain the Air Carrier Operating Certificate and other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to suspension or revocation for cause.
The FAA has rules in effect with respect to flight, duty, and rest regulations. Among other things, the rules require a ten hour minimum rest period prior to a pilot’s flight duty period; mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and impose pilot “flight time” and “duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. The rules affect the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.
In addition to its role as safety regulator, the FAA also operates the nation’s air traffic control system and is in the midst of implementing a multi-faceted “next generation” air traffic control system (“NextGen”). The Air Traffic Organization (“ATO”) is the operational arm of the FAA. The ATO is responsible for providing safe and efficient air navigation services to all of the United States and large portions of the Atlantic and Pacific Oceans and the Gulf of Mexico. The Company is subject to any operational changes imposed by the FAA/ATO as they relate to the “NextGen” program, as well as the day-to-day management of the air traffic control system. The FAA reauthorization discussed above under “Aviation Taxes and Fees,” as well as the annual appropriation legislation that will fund the DOT and the FAA in federal fiscal year 2017, could include provisions impacting future FAA safety-related activities and ATO operations in 2016 and beyond.
The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.
Security Regulation
Pursuant to the Aviation and Transportation Security Act (“ATSA”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks. Under ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company’s operations, costs, and Customer experience. For example, as part of its security measures, the TSA regulates the types of liquid items that can be carried onboard aircraft. In addition, as part of its Secure Flight program, the TSA requires airlines to collect a passenger’s full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for enhanced security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA has also implemented enhanced security procedures as part of its enhanced, multi-layer approach to airport security, including physical pat down procedures, at security checkpoints. Such enhanced security procedures have raised privacy concerns by some air travelers.
The Company, in conjunction with the TSA and CBP, participates in TSA PreCheck™, a pre-screening initiative that allows a select group of low risk passengers to move through security checkpoints with greater efficiency and ease when traveling. Eligible passengers may use dedicated screening lanes at certain airports the Company serves for screening benefits, which include leaving on shoes, light outerwear, and belts, as well as leaving laptops and permitted liquids in carryon bags.
The Company also participates in the TSA Known Crewmember® program, which is a risk-based screening system that enables TSA security officers to positively verify the identity and employment status of flight-crew members. The program expedites flight crew member access to sterile areas of airports.
The Company works collaboratively with foreign national governments and airports to provide risk-based security measures at international departure locations.
The Company has also made significant investments to address the effect of security regulations, including investments in facilities, equipment, and technology to process Customers, checked baggage, and cargo efficiently; however, the Company is not able to predict the impact, if any, that various security measures or the lack of TSA resources at certain airports will have on Passenger revenues and the Company’s costs, either in the short-term or the long-term.
Environmental Regulation
The Company is subject to various federal laws and regulations relating to the protection of the environment, including the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations. These laws and regulations govern aircraft drinking water, emissions, and storm water discharges from operations, and the disposal of materials such as jet fuel, chemicals, hazardous waste, and aircraft deicing fluid. Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at several airport sites. The Company does not believe that any environmental liability associated with these airport sites will have a material adverse effect on the Company’s operations, costs, or profitability, nor has it experienced any such liability in the past that has had a material adverse effect on its operations, costs, or profitability. Further regulatory developments pertaining to the control of engine exhaust emissions from ground support equipment could increase operating costs in the airline industry. The Company does not believe, however, that pending environmental regulatory developments in this area will have a material effect on the Company’s capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.
The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization (“ICAO”) are considering legislative and regulatory proposals and voluntary measures to address climate change by reducing green-house gas emissions. At the federal level, on July 1, 2015, the Environmental Protection Agency (the “EPA”) issued a proposed endangerment finding for greenhouse gas emissions from aircraft. That proposal is expected to be finalized sometime in 2016. The EPA would be required under the Clean Air Act to regulate greenhouse gases from aircraft if it determines the emissions endanger public health or the environment. In addition, along with its proposed endangerment finding, the EPA published an advance notice of proposed rulemaking summarizing international efforts to regulate aircraft emissions. ICAO could adopt a carbon dioxide standard for aircraft in 2016 and possibly a larger international framework for aviation emissions. Regardless of the method of regulation, policy changes with regards to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
In addition to climate change, aircraft noise continues to be an environmental focus, especially as the FAA implements new flight procedures as part of its “NextGen” airspace modernization program discussed below. The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, so long as they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and can limit the ability of air carriers to expand operations at the affected airports. At the federal level, the FAA is considering changes in 2016 to enhance community engagement when developing new flight procedures, and there is a possibility that Congress may enact legislation in 2016 to address local noise concerns at one or more commercial airports in the United States.
The Company has undertaken a number of fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all Boeing 737-700 and 737-800 aircraft in Southwest’s fleet and on a majority of Southwest’s 737-300 aircraft;

•	upgrading of the Company’s 737-800 fleet with newly designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of engine start procedures to support the Company's single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	implementation of fuel planning initiatives to safely reduce loading of excess fuel;

•	Evolve aircraft cabin interior retrofitting featuring lighter seats;

•	reduction of aircraft engine idle speed while on the ground, which also increases engine life;

•	galley refreshes with dry goods weight reduction;

•	Company optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);

•	improvements in flight planning algorithms to better match the Company's aircraft flight management system (and thereby enabling the Company to fly at the most efficient altitudes);

•	substitution of Pilot flight bags with lighter Electronic Flight Bag tablets; and

•	implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft allowing crews to time the descent to minimize thrust inputs).
The Company has also participated in Required Navigation Performance (“RNP”) operations as part of the FAA’s Performance Based Navigation program, which is intended to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. By the end of 2015, Southwest had conducted over 23,000 RNP approaches, including approximately 5,000 in 2015. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction of RNP approaches continues to be slower than expected, with fuel efficient RNP approaches currently available at only 46 of Southwest’s airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is sometimes not granted. Southwest continues to work with the FAA to develop more RNP approaches and to modify air traffic control rules to support greater utilization of RNP.
As part of its commitment to corporate sustainability, the Company has published the Southwest One ReportTM describing the Company’s sustainability strategies, which include these and other efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling.
International Regulation
All international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. The Company has obtained the necessary economic authority from the DOT, as well as approvals required by the FAA and applicable foreign government entities, to conduct operations, under certain circumstances, to points outside of the continental United States currently served by the Company. Certain international authorities and approvals held by the Company are subject to periodic renewal requirements. The Company requests extensions of such authorities and approvals when and as appropriate. To the extent the Company seeks to serve additional foreign destinations in the future, or to renew its authority to serve certain routes, it may be required to obtain necessary authority from the DOT and/or approvals from the FAA, as well as any applicable foreign government entity.
Certain international route authorities are governed by bilateral air transportation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company’s existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company’s international operations. Bilateral agreements between the United States and foreign countries the Company currently serves, or may serve in the future, may be subject to renegotiation from time to time. While the U.S. government has negotiated “open skies” agreements with many countries, which allow for unrestricted access between the United States and respective foreign destinations, agreements with other countries may restrict the Company’s entry and/or growth opportunities. For example, the bilateral air transport agreement currently in force between the United States and Mexico imposes limitations on the number of U.S. air carriers that may operate on city-pair routes between points in the United States and points in Mexico. These restrictions currently prevent the Company from entering certain U.S.-Mexico routes on which it would like to provide service. Although the United States and Mexican governments signed a new bilateral agreement on December 18, 2015, that would remove such restrictions and thereby provide greater market access by U.S. carriers to Mexico, that agreement does not take effect until ratification by the Mexican legislature occurs and other diplomatic procedures are completed. The Company is not able to predict if or when the new U.S.-Mexico bilateral aviation agreement will officially enter into force.
The CBP is the federal agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. As the Company expands its international flight offerings, CBP and its requirements and resources will also become increasingly important considerations to the Company. For instance, with the exception of flights from a small number of foreign “preclearance” locations, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient quantities at those airports to effectively process and inspect arriving international passengers and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company’s operations, costs, and Customer experience. The Company has made and expects to continue to make significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
Insurance
The Company carries insurance of types customary in the airline industry and in amounts deemed adequate to protect the Company and its property and to comply both with federal regulations and certain of the Company’s credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation. In addition, the Company carries a cyber-security insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures.
Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has in the past provided war-risk insurance coverage to commercial carriers, including for losses from terrorism, for passengers, third parties (ground damage), and the aircraft hull. However, since the government-provided supplemental coverage from the Wartime Act was set to expire on September 30, 2014, the Company proactively canceled its government provided war-risk insurance coverage prior to that date and purchased comparable coverage via the commercial insurance marketplace. Although the Company was able to purchase comparable coverage via the commercial insurance marketplace, available commercial insurance in the future could be more expensive and/or have material differences in coverage than is currently provided and may not be adequate to protect the Company's risk of loss from future acts of terrorism.
Competition
Competition within the airline industry is intense and highly unpredictable, and Southwest currently competes with other airlines on virtually all of its scheduled routes. As a result of moderately improved economic conditions and an increased focus by airlines on costs, the airline industry has become increasingly competitive in recent years with healthier financial condition and improved profitability.
Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, frequent flyer programs, and schedules; and (iii) customer service, comfort, and amenities. Southwest also competes for customers with other forms of transportation, as well as alternatives to travel. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, and United Airlines. The DOT defines major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 13 passenger airlines offering scheduled service, including Southwest, that meet this standard.
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
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. The Company also believes it has gained a competitive advantage by differentiating Southwest from all of its major competitors by not charging additional fees for items such as first and second checked bags, flight changes, seat selection, snacks, curb-side check-in, and telephone reservations.
Routes, Frequent Flyer Programs, and Schedules
The Company also competes with other airlines based on markets served, frequent flyer opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, code-sharing, and capacity purchase agreements, which increase the airlines’

opportunities to expand their route offerings. For example, an alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, or (iii) increase the perceived frequency of its flights on certain routes. Alliance and code-sharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem frequent flyer miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries.
Customer Service, Comfort, and Amenities
Southwest also competes with other airlines in areas of Customer Service such as ontime performance, passenger amenities, flight equipment type, and comfort. According to statistics published by the DOT, Southwest consistently ranks at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. Some airlines have more seating options and associated passenger amenities than does Southwest, including first-class, business class, and other premium seating and related amenities. Additionally, some major U.S. airlines, including Southwest, are adding a significant number of new aircraft to their fleets. Such efforts could provide cost benefits to these airlines through fleet simplification, improved fuel efficiencies, and lower maintenance costs. Additionally, such new aircraft could have newer and different passenger amenities than those contained in the Company’s existing fleet.
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
Seasonality
The Company’s business is seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company’s results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, extreme or severe weather, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company’s quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Employees
At December 31, 2015, the Company had approximately 49,600 active fulltime equivalent Employees, consisting of 21,100 flight, 2,800 maintenance, 17,300 ground, Customer, and fleet service, and 8,400 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s Employee groups and the status of the respective collective-bargaining agreements as of December 31, 2015:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	7,600	Southwest Airlines Pilots’ Association (“SWAPA”)	In negotiations
Southwest Flight Attendants	13,100	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	11,000	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	The Company reached a tentative agreement with TWU 555 in December 2015. TWU 555 has presented the contract to its members for ratification. If ratified, the contract will become amendable in 2021.
Southwest Customer Service Agents, Customer Representatives	6,300	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable December 2018
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	In negotiations
Southwest Mechanics	2,300	Aircraft Mechanics Fraternal Association (“AMFA”)	In negotiations
Southwest Aircraft Appearance Technicians	200	AMFA	Amendable February 2017
Southwest Facilities Maintenance Technicians	40	AMFA	In negotiations
Southwest Dispatchers	300	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable November 2019
Southwest Flight Simulator Technicians	30	International Brotherhood of Teamsters (“IBT”)	Amendable April 2019
Southwest Flight Crew Training Instructors	80	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	In negotiations
Southwest Meteorologists	7	TWU 550	Amendable June 2019
Southwest Source of Support Representatives	90	IAM 142	In negotiations

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
The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Although the U.S. economy has experienced moderate economic growth over the course of the past three years, any continuing or future U.S. or global economic uncertainty could negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.
The Company’s business can be significantly impacted by high and/or volatile fuel prices, and the Company’s operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel price increases and fuel price volatility and availability.
Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 23 percent of the Company’s operating expenses for 2015. Although 2015 fuel prices were lower than in 2014, and dropped significantly beginning in the second half of 2014, the cost of fuel continues to be volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited domestic refining or pipeline capacity; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.

If higher fuel prices were to return, the Company’s ability to effectively address fuel price increases could be limited by its ability to increase fares, which can be difficult in challenging economic environments when low fares are often used to stimulate traffic. The Company's ability to increase fares can also be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand.
The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, as evidenced by the extreme decline in jet fuel prices during the fourth quarter of 2014 and early 2015, and again in late 2015, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and could in fact result in additional volatility in the Company’s earnings. The Company is also subject to the risk that additional cash collateral may be required to be posted to fuel hedge counterparties, which could have a significant impact on the Company’s financial position and liquidity.
In addition, the Company is subject to the risk that its fuel derivatives will not be effective or that they will no longer qualify for hedge accounting under applicable accounting standards, which can create additional earnings volatility. Adjustments in the Company’s overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, are likely to continue to affect the Company’s results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices.
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
The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in that supply could present significant challenges to the Company’s operations and could ultimately cause the cancellation of flights and/or the inability of the Company to provide service to a particular airport.
The Company’s low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company’s ability to control its costs.
The Company’s low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, and grow market share. The Company has limited control over fuel and labor costs, as well as other costs such as regulatory compliance costs. Jet fuel and oil constituted approximately 23 percent of the Company’s operating expenses during 2015, and the cost of fuel is subject to the external factors discussed in the second Risk Factor above. Salaries, wages, and benefits constituted approximately 41 percent of the Company’s operating expenses during 2015. The Company’s ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company’s low-cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up the majority of its Employees, has had pay scale increases as a result of contractual rate increases. Furthermore, as indicated above under “Business - Employees,” the majority of Southwest’s unionized Employees, including its Pilots; Mechanics; Ramp, Operations, Provisioning, and Freight Agents; Flight Attendants; Material Specialists; Facilities Maintenance Technicians; Flight Crew Training Instructors; and Source of Support Representatives, are in unions currently in negotiations for labor agreements, which could continue to put pressure on the Company’s labor costs. As discussed above under “Business - Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by the regulatory agencies. Additionally, when other airlines reduce their capacity, airport costs are then allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.
As discussed above under “Business - Insurance,” the Company carries insurance of types customary in the airline industry and, in the past, has also been provided supplemental, first-party, war-risk insurance coverage by the federal government. Since the government-provided supplemental coverage from the Wartime Act was set to expire on September 30, 2014, the Company proactively canceled its government provided war-risk insurance coverage prior to that date and purchased comparable coverage via the commercial insurance marketplace. Although the Company was able to purchase comparable coverage via the commercial insurance marketplace, available commercial insurance in the future could be more expensive and/or have material differences in coverage than is currently provided and may not be adequate to protect against the Company's risk of loss from future acts of terrorism. In addition, an accident or other incident involving Southwest aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public’s perception of the Company.
The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage over many of its airline competitors. Some of the Company’s competitors have achieved lower employee pay scales through bankruptcy. Further, some competitors have continued to grow their fleets and expand their networks, potentially enabling them to better control costs per available seat mile. In addition, like Southwest, some competitors have plans to add a significant number of new aircraft to their fleets, which could potentially decrease their operating costs through better fuel efficiencies, and lower maintenance costs. Some of the Company’s competitors have taken advantage of reorganization in bankruptcy, and even the threat of bankruptcy, not only to lower employee pay scales, but also to decrease operating costs through renegotiated supply and financing agreements. In addition, some airlines have consolidated and reported significant cost synergies.
The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, or breach in the Company’s information systems could materially adversely affect its operations.
The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations. In recent years the Company has been committed to technology improvements to support its ongoing operations and initiatives and, as discussed above under “Business - Technology Initiatives,” the Company has invested in significant technology changes. The Company is in the midst of a multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. This single reservation system is expected to be implemented in 2017. The Company intends to continue to devote significant technology resources towards, among other things, (i) the continued development of systems to improve both revenue management and network optimization capabilities, (ii) the aforementioned replacement of Southwest's existing domestic reservation system with the comprehensive Amadeus' Altéa reservations solution, and (iii) tools to improve operational management.
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
In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to international operations. In addition, the Company’s systems may require modification to enable the Company to comply with changing regulatory requirements. Modifications and refinements to the Company’s systems have been and are expected to continue to be expensive to implement and may divert management’s attention from other matters. In addition, the Company’s operations could be adversely affected, or it could face imposition of regulatory penalties, if it were unable to timely or effectively modify its systems as necessary.
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
The airline business is labor intensive. Salaries, wages, and benefits represented approximately 41 percent of the Company’s operating expenses for the year ended December 31, 2015. In addition, as of December 31, 2015, approximately 83 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that may impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, and health care costs. The Company has historically maintained positive relationships with its Employees and its Employees’ Representatives. However, as indicated above under “Business - Employees,” the majority of Southwest’s unionized Employees, including its Pilots; Mechanics; Ramp, Operations, Provisioning, and Freight Agents; Flight Attendants; Material Specialists; Facilities Maintenance Technicians; Flight Crew Training Instructors; and Source of Support Representatives, are in unions currently in negotiations for labor agreements, which could continue to put pressure on the Company’s labor costs. Increasing labor costs could negatively impact the Company’s competitive position.
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
The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or if Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has historically achieved by operating with a single aircraft type, outweigh the risks associated with its single aircraft supplier strategy. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would therefore also be materially adversely affected in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.
Any failure of the Company to maintain the security of certain Customer-related information could result in damage to the Company’s reputation and could be costly to remediate.
The Company must receive information related to its Customers in order to run its business, and the Company’s online operations depend upon the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the risk of intrusion, tampering, and theft. Although the Company maintains systems to defend against this from occurring, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, confidential information could be misappropriated, or system disruptions could occur. In the ordinary course of its business, the Company provides certain confidential, proprietary, and personal information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties could be breached. A compromise of the Company’s security systems could adversely affect the Company’s reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.
The Company’s results of operations could be adversely impacted if it is unable to grow or to effectively execute its strategic plans.
Southwest has historically been regarded as a growth airline. However, organic growth remains challenging because (i) the opportunities for domestic expansion could be limited; (ii) the Company's international network is small and not yet developed; and (iii) the Company has faced an increased presence of other low-cost, low-fare carriers. As a result, the Company is reliant on the success of its revenue strategies to help offset certain increasing costs and to continue to improve Customer Service. The timely and effective execution of the Company's strategic plans could be negatively affected by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; and (iii) the Company’s dependence on third parties with respect to its strategic plans.
Instability of credit, capital, and energy markets can result in pressure on the Company’s credit ratings and can also negatively affect the Company’s ability to obtain financing on acceptable terms and the Company’s liquidity generally.
While the Company’s credit rating is “investment grade,” factors such as future unfavorable economic conditions, a significant decline in demand for air travel, or instability of the credit, capital, and energy markets could result in future pressure on credit ratings, which could negatively affect (i) the Company’s ability to obtain financing on acceptable terms, (ii) the Company’s liquidity generally, and (iii) the availability and cost of insurance. A credit rating downgrade could subject the Company to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. The potential effect of credit rating downgrades is discussed in more detail below under “Quantitative and Qualitative Disclosures About Market Risk.”
The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company’s operations.
Terrorist attacks, actual and threatened, have from time to time materially adversely affected the demand for air travel and also have resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company’s competitiveness against surface transportation for short-haul routes. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.
Airport capacity constraints and air traffic control inefficiencies could limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.
Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA operating that airspace in a safe and efficient manner. The air traffic control system, which is operated by the FAA, could continue to face airspace and/or airport congestion challenges in the future, which could limit the Company’s opportunities for growth. As discussed above under “Business - Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

•	increases in airport rates and charges;

•	limitations on airport gate capacity or use of other airport facilities;

•	limitations on route authorities;

•	actions and decisions that create difficulties in obtaining access at slot-controlled airports;

•	actions and decisions that create difficulties in obtaining operating permits and approvals;

•	changes to environmental regulations;

•	new or increased taxes or fees;

•	changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	changes in laws that increase costs for safety, security, compliance, or other Customer Service standards;

•	changes in laws that may limit the Company's ability to enter into fuel derivative contracts to hedge against increases in fuel prices;

•	changes in laws that may limit or regulate the Company’s ability to promote the Company’s business or fares; and

•	the adoption of more restrictive locally-imposed noise regulations.
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
As discussed in more detail above under “Business - Competition,” the airline industry is intensely competitive. The Company’s primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company’s revenues are sensitive to the actions of other carriers with respect to pricing, routes, frequent flyer programs, scheduling, capacity, Customer Service, comfort and amenities, cost structure, aircraft fleet, and code-sharing and similar activities.

The Company’s future results will suffer if it does not effectively manage its expanded operations, including its international operations.
As the Company expands its international flight offerings, the U.S. Customs and Border Protection (“CBP”) will become an increasingly important federal agency. CBP personnel and CBP-mandated procedures can affect the Company’s operations, costs, and Customer experience. The Company has made, and is continuing to make, significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
International flying requires the Company to modify certain processes, as the airport environment is dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, local operating requirements, and cultural preferences. In addition, international flying exposes the Company to certain foreign currency risks to the extent the Company chooses to, or is required to, transact in currencies other than the U.S. dollar. To the extent the Company seeks to serve additional foreign destinations in the future, or to renew its authority to serve certain routes, it may be required to obtain necessary authority from the DOT and/or approvals from the FAA, as well as any applicable foreign government entity.
The Company’s expansion of its operations into non-U.S. jurisdictions also expands the scope of the laws to which the Company is subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company’s ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. laws. Furthermore, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company’s ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company’s ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. laws governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company’s Employees, contractors, or agents or other intermediaries, could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company’s policies, could have an adverse effect on the Company’s reputation and/or its results of operations.
The Company is currently subject to pending litigation, and if judgment were to be rendered against the Company in the litigation, such judgment could adversely affect the Company’s operating results.
 A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and the parties have filed motions to exclude the class certification opinions of each other’s expert. The parties engaged in extensive discovery, and discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity.

On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta delayed further briefing on summary judgment. On August 5, 2015, the Court entered an order granting class certification, which was vacated on August 17, 2015, to permit further briefing on class certification and AirTran’s motion to exclude plaintiffs’ expert. Thereafter, the parties filed motions to exclude the opinions of the other parties’ experts. On January 8, 2016, the parties completed briefing on defendants’ motions for summary judgment, plaintiffs’ motion for class certification, and the motions to exclude the opinions of experts, and those motions have been submitted to the Court for decision. While AirTran has denied all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations, results of legal proceedings such as this one cannot be predicted with certainty.
Also, on June 30, 2015, the U.S. Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the present including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity; and on August 21, 2015, the Attorney General of the State of Ohio issued an investigative demand seeking information and documents about the Company’s capacity from December 2013 to the present. The Company is cooperating fully with the DOJ CID and these two state inquiries.
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints have been filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. The complaints seek treble damages for periods that vary among the complaints, costs, attorneys’ fees, and injunctive relief. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. The Court has not yet entered a scheduling order establishing a date for defendants to respond to the complaints. While the Company intends to vigorously defend these civil cases, results of legal proceedings such as this one cannot be predicted with certainty.
In addition, on July 8, 2015, the Company was named as a defendant in putative class action filed in British Columbia, Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines and United Airlines colluded to restrict capacity and maintain higher fares for Canadian citizens traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in Ontario, Quebec and Saskatchewan. The time for the Company to respond to the complaints has not yet expired. While the Company intends to vigorously defend these civil cases, results of legal proceedings such as this one cannot be predicted with certainty.
Regardless of merit, these litigation matters and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should AirTran and the Company fail to prevail in these or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.
The application of the acquisition method of accounting resulted in the Company recording a significant amount of goodwill in connection with the acquisition of AirTran, which could result in significant future impairment charges and negatively affect the Company’s financial results.
The Company recorded goodwill on its Consolidated Balance Sheet as a result of its acquisition of AirTran. Goodwill is not amortized, but is tested for impairment at least annually. Future impairment of Goodwill could be recorded in the Company's results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment, holding other assumptions constant, could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) significantly higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation. The Company can provide no assurance that a significant impairment charge will not occur in one or more future periods. Any such charges may materially negatively affect the Company’s financial results. See Note 1 to the Consolidated Financial Statements for further information.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 704 Boeing 737 aircraft as of December 31, 2015, of which 95 and 28 were under operating and capital leases, respectively. The following table details information on the 704 aircraft as of December 31, 2015:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased
737-300 (b)	137 or 143	22	118	78	40
737-500	122	24	11	9	2
737-700	143	11	471	397	74
737-800	175	2	104	97	7
Totals		12	704	581	123

(a)
As discussed further in Note 6 to the Consolidated Financial Statements, 181 of the Company's aircraft were pledged as collateral as of December 31, 2015, for secured borrowings and/or in the case that the Company has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds.

(b)	Of the total, 78 737-300 aircraft had 143 seats and 40 have 137 seats.

As of December 31, 2015, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG				The Boeing Company 737 MAX
	-800 Firm Orders	Options	Additional -700 A/C		-7 Firm Orders	-8 Firm Orders		Options	Total
2016	36	—	17		—	—		—	53
2017	35	—	14		—	14		—	63
2018	18	18	4		—	13		—	53
2019	—	—	—		15	10		—	25
2020	—	—	—		14	22		—	36
2021	—	—	—		1	33		18	52
2022	—	—	—		—	30		19	49
2023	—	—	—		—	24		23	47
2024	—	—	—		—	24		23	47
2025	—	—	—		—	—		36	36
2026	—	—	—		—	—		36	36
2027	—	—	—		—	—		36	36
Total	89	18	35	(b)	30	170	(a)	191	533

(a) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(b) To be acquired in leases from various third parties.
Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport and Orlando International Airport), its flight training center at Dallas Love Field (which houses ten 737 simulators), and its main corporate headquarters building, also located at Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. The Company owns an energy-efficient, modern building designed to house certain operational and training functions, including its 24-hour operations. This additional headquarters building is located across the street from the Company’s current headquarters building on land owned by the Company.
The Company’s international expansion in 2015 was facilitated by the completion of construction of a new five-gate international terminal at Houston’s William P. Hobby Airport with international passenger processing facilities, an expanded security checkpoint, and an upgraded Southwest ticketing area. The Company controlled this expansion and related financial terms pursuant to an Airport Use and Lease Agreement with the City of Houston. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
Pursuant to an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, the Company is also overseeing and managing the design and construction of the airport’s Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Major construction on the project began during third quarter 2015 and is estimated to be completed during 2017. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
Pursuant to a lease agreement with Los Angeles World Airports, which owns and operates Los Angeles International Airport, the Company is also overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project. Construction on the project began during fourth quarter 2014 and is estimated to be completed during 2018. Additional information regarding this project is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
The Company also managed the reconstruction of Dallas Love Field with modern, convenient air travel facilities (“Love Field Modernization Program”). The project consisted of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure. The Love Field Modernization Program is discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
As of December 31, 2015, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company’s annual aircraft maintenance costs.

Item 3. Legal Proceedings
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties have submitted briefs on class certification, and the parties have filed motions to exclude the class certification opinions of each other’s expert. The parties engaged in extensive discovery, and discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta delayed further briefing on summary judgment. On August 5, 2015, the Court entered an order granting class certification, which was vacated on August 17, 2015, to permit further briefing on class certification and AirTran’s motion to exclude plaintiffs’ expert. Thereafter, the parties filed motions to exclude the opinions of the other parties’ experts. On January 8, 2016, the parties completed briefing on defendants’ motions for summary judgment, plaintiffs’ motion for class certification, and the motions to exclude the opinions of experts, and those motions have been submitted to the Court for decision. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.
Also, on June 30, 2015, the U.S. Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the present including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity; and on August 21, 2015, the Attorney General of the State of Ohio issued an investigative demand seeking information and documents about the Company’s capacity from December 2013 to the present. The Company is cooperating fully with the DOJ CID and these two state inquiries.
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints have been filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. The complaints seek treble damages for periods that vary among the complaints, costs, attorneys’ fees, and injunctive relief. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. The Court has not yet entered a scheduling order establishing a date for defendants to respond to the complaints. The Company intends to vigorously defend these civil cases.
In addition, on July 8, 2015, the Company was named as a defendant in putative class action filed in British Columbia, Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines and United Airlines colluded to restrict capacity and maintain higher fares for Canadian citizens traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in Ontario, Quebec and Saskatchewan. The time for the Company to respond to the complaints has not yet expired. The Company intends to vigorously defend these civil cases in Canada.
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
Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information regarding the Company’s executive officers is as of February 1, 2016.

Name	Position	Age
Gary C. Kelly	Chairman of the Board, President, & Chief Executive Officer	60
Robert E. Jordan	Executive Vice President & Chief Commercial Officer	55
Jeff Lamb	Executive Vice President Corporate Services	53
Thomas M. Nealon	Executive Vice President Strategy & Innovation	54
Tammy Romo	Executive Vice President & Chief Financial Officer	53
Michael G. Van de Ven	Executive Vice President & Chief Operating Officer	54
Mark R. Shaw	Senior Vice President, General Counsel, & Corporate Secretary	53
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
Jeff Lamb has served as the Company’s Executive Vice President Corporate Services since July 2015. Mr. Lamb also served as Executive Vice President & Chief People & Administrative Officer from September 2011 to July 2015, Senior Vice President Administration & Chief People Officer from October 2007 to September 2011, Vice President People & Leadership Development from February 2006 to October 2007, and as Senior Director People Development from December 2004 until February 2006.
Thomas M. Nealon has served as the Company’s Executive Vice President Strategy & Innovation since January 2016. Prior to becoming an executive officer of the Company, Mr. Nealon served on the Company’s Board of Directors from December 2010 until November 2015. Mr. Nealon has also served as Group Executive Vice President of J.C. Penney Company, Inc., a retail company, from August 2010 until December 2011. In this role Mr. Nealon was responsible for Strategy, jcp.com, Information Technology, Customer Insights, and Digital Ventures. Mr. Nealon also served as J.C. Penney’s Executive Vice President & Chief Information Officer from September 2006 until August 2010. Prior to joining J.C. Penney, Mr. Nealon was a partner with The Feld Group, a provider of information technology consulting services, where he served in a consultant capacity as Senior Vice President & Chief Information Officer for the Company from 2002 to 2006. Mr. Nealon also served as Chief Information Officer for Frito-Lay, a division of PepsiCo, Inc., from 1996 to 2000, and in various software engineering, systems engineering, and management positions for Frito-Lay from 1983 to 1996.
Tammy Romo has served as the Company’s Executive Vice President & Chief Financial Officer since July 2015. Ms. Romo also served as Senior Vice President Finance & Chief Financial Officer from September 2012 to July 2015, Senior Vice President of Planning from February 2010 to September 2012, Vice President of Financial Planning from September 2008 to February 2010, Vice President Controller from February 2006 to August 2008, Vice President Treasurer from September 2004 to February 2006, Senior Director of Investor Relations from March 2002 to September 2004, Director of Investor Relations from December 1994 to March 2002, Manager of Investor Relations from September 1994 to December 1994, and Manager of Financial Reporting from September 1991 to September 1994.
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
Mark R. Shaw has served as the Company’s Senior Vice President, General Counsel, & Corporate Secretary since July 2015. Mr. Shaw also served as Vice President, General Counsel, & Corporate Secretary from February 2013 to July 2015 and as Associate General Counsel - Corporate and Transactions from February 2008 to February 2013. Mr. Shaw joined the Company in 2000 as an Attorney in the General Counsel Department.

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

Period	Dividend	High	Low
2015
1st Quarter	$0.06000	$47.17	$38.26
2nd Quarter	0.07500	44.19	33.02
3rd Quarter	0.07500	40.87	31.36
4th Quarter	0.07500	51.34	37.00
2014
1st Quarter	$0.04000	$24.17	$18.78
2nd Quarter	0.06000	27.70	22.35
3rd Quarter	0.06000	35.49	25.86
4th Quarter	0.06000	43.19	28.40

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of January 29, 2016, there were approximately 13,518 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2015, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2010, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Southwest Airlines Co.	$100	$66	$79	$147	$332	$340
S&P 500	$100	$102	$119	$156	$177	$180
NYSE ARCA Airline	$100	$70	$96	$152	$227	$193

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2015 through October 31, 2015	—	$—		—	$700,000,000
November 1, 2015 through November 30, 2015	3,213,009	$—	(2)	3,213,009	$700,000,000
December 1, 2015 through December 31, 2015	—	$—		—	$700,000,000
Total	3,213,009			3,213,009

(1)
In May 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or in accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2015 ("Third Quarter ASR Program"), the Company paid $500 million and received an initial delivery of 9,679,195 shares during third quarter 2015, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter ASR Program based on a volume-weighted average price of $38.74 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between August 3, 2015 and August 20, 2015. Final settlement of this Third Quarter ASR Program occurred in November 2015 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2015. Upon settlement, the third party financial institution delivered 3,213,009 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 12,892,204 shares repurchased under the Third Quarter ASR Program, upon completion of the Third Quarter ASR Program in November 2015, was $38.78.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2015, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. This financial information includes the operations of AirTran from the May 2, 2011 acquisition date through the end of AirTran service on December 28, 2014. Any financial information presented prior to May 2, 2011, or after December 28, 2014, includes only the operations of Southwest unless otherwise indicated. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2015	2014	2013	2012	2011
Financial Data (in millions, except per share amounts):
Operating revenues	$19,820	$18,605	$17,699	$17,088	$15,658
Operating expenses	15,704	16,380	16,421	16,465	14,965
Operating income	4,116	2,225	1,278	623	693
Other expenses (income) net	637	409	69	(62)	370
Income before taxes	3,479	1,816	1,209	685	323
Provision for income taxes	1,298	680	455	264	145
Net income	$2,181	$1,136	$754	$421	$178
Net income per share, basic	$3.30	$1.65	$1.06	$0.56	$0.23
Net income per share, diluted	$3.27	$1.64	$1.05	$0.56	$0.23
Cash dividends per common share	$0.2850	$0.2200	$0.1300	$0.0345	$0.0180
Total assets at period-end (1)	$21,312	$19,723	$19,177	$18,350	$17,805
Long-term obligations at period-end	$2,541	$2,434	$2,191	$2,883	$3,107
Stockholders’ equity at period-end	$7,358	$6,775	$7,336	$6,992	$6,877
Operating Data:
Revenue passengers carried	118,171,211	110,496,912	108,075,976	109,346,509	103,973,759
Enplaned passengers	144,574,882	135,767,188	133,155,030	133,978,100	127,551,012
Revenue passenger miles (RPMs) (000s) (2)	117,499,879	108,035,133	104,348,216	102,874,979	97,582,530
Available seat miles (ASMs) (000s) (3)	140,501,409	131,003,957	130,344,072	128,137,110	120,578,736
Load factor (4)	83.6%	82.5%	80.1%	80.3%	80.9%
Average length of passenger haul (miles)	994	978	966	941	939
Average aircraft stage length (miles)	750	721	703	693	679
Trips flown	1,267,358	1,255,502	1,312,785	1,361,558	1,317,977
Seats flown (5)	184,955,094	179,733,055	183,563,527	184,208,891	177,469,069
Seats per trip (6)	145.94	143.16	139.83	135.92	134.65
Average passenger fare (12)	$154.85	$159.80	$154.72	$147.17	$141.90
Passenger revenue yield per RPM (cents) (7)(12)	15.57	16.34	16.02	15.64	15.12
Operating revenue per ASM (cents) (8)	13.98	14.20	13.58	13.34	12.99
Passenger revenue per ASM (cents) (9)(12)	13.02	13.48	12.83	12.56	12.24
Operating expenses per ASM (cents) (10)	11.18	12.50	12.60	12.85	12.41
Operating expenses per ASM, excluding fuel (cents)	8.61	8.46	8.18	8.07	7.73
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.17	8.19	8.01	7.98	7.65
Fuel costs per gallon, including fuel tax	$1.90	$2.93	$3.16	$3.30	$3.19
Fuel costs per gallon, including fuel tax, economic	$2.07	$2.92	$3.12	$3.28	$3.19
Fuel consumed, in gallons (millions)	1,901	1,801	1,818	1,847	1,764
Active fulltime equivalent Employees	49,583	46,278	44,381	45,861	45,392
Aircraft at end of period (11)	704	665	681	694	698

(1)	Historical amounts have been restated to align with current presentation. See Note 1 to the Consolidated Financial Statements for further information.

(2)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as “traffic,” which is a measure of demand for a given period.

(3)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as “capacity,” which is a measure of the space available to carry passengers in a given period.

(4)	Revenue passenger miles divided by available seat miles.

(5)	Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.

(6)	Seats per trip is calculated using seats flown divided by trips flown. Also referred to as “gauge.”

(7)
Calculated as passenger revenue divided by revenue passenger miles. Also referred to as “yield,” this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.

(8)
Calculated as operating revenues, excluding special items, divided by available seat miles. Also referred to as "RASM" or "operating unit revenues," this is a measure of operating revenue production based on the total available seat miles flown during a particular period. Year ended 2015 RASM excludes a $172 million one-time non-cash special revenue adjustment. Additional information regarding this special item is provided in the Note Regarding Use of Non-GAAP Financial Measures and a reconciliation of revenue excluding special items related to accounting changes in the accompanying pages.

(9)
Calculated as passenger revenue divided by available seat miles. Also referred to as “passenger unit revenues,” this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.

(10)
Calculated as operating expenses divided by available seat miles. Also referred to as “unit costs” or “cost per available seat mile,” this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.

(11)	Aircraft in the Company's fleet at end of period, less Boeing 717-200s removed from service in preparation for transition out of the fleet.

(12)	Refer to Note 1 to the Consolidated Financial Statements for additional information regarding the impact from the July 2015 amended co-branded credit card agreement with Chase Bank USA, N.A.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent
	2015	2014	Change
Total operating revenues, as reported	$19,820	$18,605
Deduct: Special revenue adjustment	(172)	—
Operating revenues, Non-GAAP	$19,648	$18,605	5.6%

Fuel and oil expense, unhedged	$3,362	$5,321
Add (Deduct): Fuel hedge losses (gains) included in Fuel and oil expense	254	(28)
Fuel and oil expense, as reported	$3,616	$5,293
Add (Deduct): Net impact from fuel contracts	323	(28)
Fuel and oil expense, non-GAAP	$3,939	$5,265	(25.2)%

Total operating expenses, as reported	$15,704	$16,380
Deduct: Union contract bonuses	(334)	(9)
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	72	(4)
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	251	(24)
Deduct: Acquisition and integration costs	(39)	(126)
Add: Litigation settlement	37	—
Total operating expenses, non-GAAP	$15,691	$16,217	(3.2)%

Operating income, as reported	$4,116	$2,225
Deduct: Special revenue adjustment	(172)	$—
Add: Union contract bonuses	334	9
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(72)	4
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(251)	24
Add: Acquisition and integration costs	39	126
Deduct: Litigation settlement	(37)	—
Operating income, non-GAAP	$3,957	$2,388	65.7%

Net income, as reported	$2,181	$1,136
Deduct: Special revenue adjustment (a)	(108)	—
Add: Union contract bonuses (a)	210	6
Add: Mark-to-market impact from fuel contracts settling in future periods	373	251
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	(9)	5
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(251)	24
Deduct: Income tax impact of fuel contracts	(42)	(104)
Add: Acquisition and integration costs (a)	24	79
Deduct: Litigation settlement (a)	(23)	—
Net income, non-GAAP	$2,355	$1,397	68.6%

	Year ended December 31,		Percent
	2015	2014	Change
Net income per share, diluted, as reported	$3.27	$1.64
Add: Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.06	0.25
Add: Impact of special items (a)	0.19	0.12
Net income per share, diluted, non-GAAP	$3.52	$2.01	75.1%

Operating expenses per ASM (cents)	11.18 ¢	12.50 ¢
Deduct: Fuel expense divided by ASMs	(2.57)	(4.04)
Deduct: Impact of special items	(0.24)	(0.10)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.37 ¢	8.36 ¢	0.1%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operating Income, as reported	$4,116	$2,225	$1,278
Deduct: Special revenue adjustment	(172)	—	—
Add: Union contract bonuses	334	9	—
Add (Deduct): Net impact from fuel contracts	(323)	28	84
Add: Acquisition and integration costs	39	126	86
Deduct: Litigation settlement	(37)	—	—
Operating Income, non-GAAP	3,957	2,388	1,448
Net adjustment for aircraft leases (1)	114	133	143
Adjustment for fuel hedge accounting	(124)	(62)	(60)
Adjusted Operating Income, non-GAAP	$3,947	$2,459	$1,531

Average invested capital (2)	$11,037	$11,470	$11,664
Equity adjustment for hedge accounting	1,027	104	50
Adjusted average invested capital	$12,064	$11,574	$11,714

ROIC, pre-tax	32.7%	21.2%	13.1%

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

Note Regarding Use of Non-GAAP Financial Measures

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges and benefits the Company believes are not indicative of its ongoing operational performance.

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

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as "excluding special items," as a result of items that the Company believes are not indicative of its ongoing operations. These include a one-time Special revenue adjustment due to the July 2015 amended co-branded credit card agreement (the "Agreement") with Chase Bank USA, N.A. ("Chase") and the resulting change in accounting methodology, expenses associated with the Company’s acquisition and integration of AirTran, a gain resulting from a litigation settlement received in January 2015, and union contract bonuses recorded for certain workgroups. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. As a result of the Company’s acquisition of AirTran, which closed on May 2, 2011, the Company has incurred substantial charges associated with the integration of the two companies. The Company does not expect to incur any further Acquisition and integration costs beyond 2015.

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

YEAR IN REVIEW

For the 43rd consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2015 and 2014 as follows:

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2015	2014	Percent Change
Operating income	$4,116	$2,225	85.0
Net income	$2,181	$1,136	92.0
Net income per share, diluted	$3.27	$1.64	99.4

Non-GAAP
Operating income	$3,957	$2,388	65.7
Net income	$2,355	$1,397	68.6
Net income per share, diluted	$3.52	$2.01	75.1
See the previous Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Net income for the year ended December 31, 2015, was a Company record $2.2 billion, or $3.27 per diluted share, a 92.0 percent increase in Net income year-over-year. This increase primarily was due to a 6.5 percent increase in Operating revenues, driven by strong demand for low-fare air travel and a 7.2 percent year-over-year capacity growth, and the impact of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. See Note 1 to the Consolidated Financial Statements for further information. Also, Operating expenses decreased 4.1 percent, primarily as a result of lower fuel prices, which more than offset increases in certain cost categories discussed below, including Salaries, Wages, and Benefits expense, which included the Company's record Employee Profitsharing expense of $620 million. Excluding special items in both years, non-GAAP Net income was a record $2.4 billion, or $3.52 per diluted share, a 68.6 percent increase in non-GAAP Net income year-over-year. Year ended December 31, 2015 Operating income was $4.1 billion and non-GAAP Operating income was $4.0 billion. Both GAAP and non-GAAP annual Operating income results for 2015 were Company records and significantly surpassed the prior year performance.

For the twelve months ended December 31, 2015, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 32.7 percent pre-tax Return on invested capital, excluding special items ("ROIC"). This represented a significant increase compared with the Company's ROIC of 21.2 percent for the twelve months ended December 31, 2014. The increase in ROIC was achieved primarily through successful integration of AirTran, operational and network enhancements, and declining fuel prices.

During 2015, the Company continued to return significant value to its Shareholders. The Company returned a record $1.4 billion to Shareholders through a combined $180 million in dividend payments and $1.2 billion through three separate accelerated share repurchase programs and the buyback of its common shares on the open market. On January 25, 2016, the Company launched a new accelerated share repurchase program by advancing $500 million to a financial institution in a privately negotiated transaction ("First Quarter 2016 ASR Program"). The Company received an initial delivery of shares, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2016 ASR Program. The specific number of shares that the Company ultimately will repurchase under the First Quarter 2016 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than April 2016. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. Subsequent to the launch of the First Quarter 2016 ASR Program, the Company has $200 million remaining under its existing $1.5 billion share repurchase program. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Company Overview

Following the Company’s effective completion of the AirTran integration at the end of 2014, one of the Company’s primary areas of focus was on allowing its expanded network to develop, while also improving the reliability of its operations. Throughout most of 2015, the Company had a significantly higher than normal portion of its network considered under development, due to new service implemented upon converting both international and domestic destinations over from AirTran to Southwest, as well as growth in existing Southwest markets including Dallas, Houston, Washington D.C, and New York. In 2016, the portion of those markets under development will return to a more long-term historical figure based on capacity. Following the integration of AirTran, the Company also made investments in its 2015 flight schedule to improve its overall on-time performance. The Company’s on-time performance during 2015 as reported through November 2015 was approximately 80 percent, which increased approximately 7 points compared to full year 2014.

During 2015, the Company took several steps designed to enhance its existing service in cities across the network or to connect existing cities with new service not previously offered by Southwest, most notably:

•
The Company began offering daily nonstop flights to 20 new cities from Dallas Love Field, marking the Company's most robust schedule ever offered at Dallas Love Field, with 180 daily departures to 50 nonstop destinations.

•	The Company connected Central America to the Company's network with the addition of Liberia, Costa Rica; San Jose, Costa Rica; and Belize City, Belize in 2015.

•	The Company began service to Puerto Vallarta, Mexico in June 2015.

•
During October 2015, the all-new international terminal at Houston Hobby opened and the Company commenced service from Houston Hobby to Mexico (Cancun, Mexico City, Puerto Vallarta, Cabo San Lucas/Los Cabos), Belize City, Belize; San Jose, Costa Rica; Liberia, Costa Rica; and Montego Bay, Jamaica.

During 2015, the Company took delivery of 19 737-800 aircraft from Boeing and 24 pre-owned Boeing 737-700 aircraft from third parties, and retired four Boeing 737 Classic (737-300 and 737-500) aircraft during the year. Following AirTran's final passenger service on December 28, 2014, the Company removed all remaining Boeing 717-200 aircraft ("B717s") from service. As of December 31, 2015, 87 of AirTran's 88 B717 aircraft had been delivered to Delta pursuant to a lease/sublease agreement, and one B717 aircraft was undergoing conversion in preparation for delivery to Delta. See Note 7 to the Consolidated Financial Statements for further information.
The Company is scheduled to be the launch customer for Boeing’s new, more fuel-efficient 737 MAX 8 aircraft, which is expected to enter service in 2017. The 737 MAX 8 is expected to reduce fuel burn and CO2 emissions approximately 20 percent, compared with the original Next-Generation 737s (737-300 and 737-500) when they first entered service. Southwest is also scheduled to be the launch customer for the Boeing 737 MAX 7 series aircraft, with deliveries expected to begin in 2019. Currently, the Company has firm orders in place for 170 MAX 8 aircraft and 30 MAX 7 aircraft.
At the end of December 2015, the Company revised its future firm delivery schedule to reflect 33 additional -800s, and the conversion of its remaining 25 -700 firm orders to -800s. In addition, two pre-owned -700s were added to its delivery schedule. The incremental seat gauge and aircraft will be used to replace the capacity associated with the Company's year-end decision to further accelerate the retirement of its Classic fleet to no later than mid-2018, as compared to the previous plan of 2021. The Company continues to plan for modest year-over-year fleet growth through 2018 of no more than two percent, on average. The Company also expects an approximate five to six percent increase year-over-year in 2016 ASMs. The revised delivery schedule is currently estimated to increase the Company's firm aircraft capital commitments by $400 million beyond 2015. Replacing the Boeing 737-300s and Boeing 737-500s with more efficient and cost-effective aircraft is expected to provide significant cost savings, along with improving the Customer experience with better ontime performance and WiFi-equipped aircraft. Additional information regarding the Company's aircraft delivery schedule is included in Note 4 to the Consolidated Financial Statements.

During 2015, the following events took place regarding the Company's unionized Employee groups in contract negotiations:

•	Dispatchers, represented by the Transport Workers Union, Local 550 ("TWU 550"), ratified a new four-year contract which becomes amendable on November 30, 2019.

•	Flight Simulator Technicians, represented by the International Brotherhood of Teamsters, ratified a new four-year contract which becomes amendable on April 30, 2019.

•
Meteorologists, represented by TWU 550, approved their first-ever collective-bargaining agreement following certification by the National Mediation Board late last year. This new, four-year contract becomes amendable on June 1, 2019.

•
Flight Attendants, represented by the Transport Workers Union, Local 556, reached a tentative collective-bargaining agreement with the Company, which was announced in July 2015. The Flight Attendants failed to ratify this agreement, as announced by the Company on July 24, 2015, and the parties will continue negotiations.

•
Pilots, represented by the Southwest Airlines Pilots' Association, reached a tentative collective bargaining agreement with the Company, which was announced September 17, 2015. The Pilots failed to ratify this agreement, as announced by the Company on November 4, 2015, and the parties will continue negotiations.

•
Ramp, Operations, Provisioning, and Freight Agents, represented by the Transport Workers Union Local 555, reached a tentative collective bargaining agreement with the Company, which was announced on December 29, 2015. The agreement has been presented to members for ratification and the vote will be closed in first quarter 2016.

2015 Compared with 2014

Operating Revenues

Passenger revenues for 2015 increased by $641 million, or 3.6 percent, compared with 2014. Holding load factor and yield constant, the increase was primarily attributable to a 7.2 percent increase in capacity as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by a Company record annual load factor of 83.6 percent. On a unit basis, Passenger revenue decreased 3.4 percent, year-over-year, largely driven by a 4.7 percent decrease in passenger revenue yield, year-over-year.

Freight revenues for 2015 increased by $4 million, or 2.3 percent, compared with 2014, primarily due to increased pounds shipped. Based on current trends, the Company currently expects Freight revenues in first quarter 2016 to be comparable to fourth quarter 2015.

The Company recorded a Special revenue adjustment during 2015 of $172 million. This adjustment represented a one-time non-cash reduction to the deferred revenue liability as a result of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. The adjustment is classified as a special item and thus excluded from the Company's non-GAAP financial results. See Note 1 to the Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for 2015 increased by $398 million, or 51.6 percent, compared with 2014, primarily as a result of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. The Agreement resulted in an acceleration of the timing of revenue recognition on a prospective basis beginning July 1, 2015, as well as a change in classification. The transportation element of the consideration received is now allocated a lower relative value, resulting in a reduction in the revenues classified as Passenger on a prospective basis, and the higher relative value associated with the non-transportation elements results in an increase in the portion of revenues classified as Other within the Consolidated Statement of Income; however, the precise revenue impact for future periods is not determinable until the volume of future transactions for the period is known. Ancillary revenues increased slightly year-over-year, primarily due to an increase in EarlyBird Check-in® and A1-15 select boarding positions sold at the gate, which was partially offset by the decrease in revenues from the termination of AirTran passenger service and related ancillary fees.

While some yield softness has continued into January, demand for low-fare air travel, thus far, remains strong. Based on favorable booking and revenue trends, and including the estimated $110 million first quarter 2016 effect of the amended Agreement with Chase, the Company is currently expecting first quarter 2016 operating unit revenues to be flat with first quarter 2015. See Note 1 to the Consolidated Financial Statements for further information.

Operating Expenses

Operating expenses for 2015 decreased by $676 million, or 4.1 percent, compared with 2014, while capacity increased 7.2 percent over the same period. Historically, except for changes in the price of fuel, changes in most Operating expenses for airlines are driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2015 and 2014, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Year ended December 31,				Per ASM	Percent
(in cents, except for percentages)	2015		2014		change	change
Salaries, wages, and benefits	4.54	¢	4.14	¢	0.40 ¢	9.7%
Fuel and oil	2.57		4.04		(1.47)	(36.4)
Maintenance materials and repairs	0.72		0.75		(0.03)	(4.0)
Aircraft rentals	0.17		0.22		(0.05)	(22.7)
Landing fees and other rentals	0.83		0.85		(0.02)	(2.4)
Depreciation and amortization	0.72		0.72		—	—
Acquisition and integration	0.03		0.10		(0.07)	(70.0)
Other operating expenses	1.60		1.68		(0.08)	(4.8)
Total	11.18	¢	12.50	¢	(1.32)¢	(10.6)%

Operating expenses per ASM for 2015 decreased by 10.6 percent, compared with 2014, primarily due to a decrease in Fuel and oil expense, partially offset by an increase in Salaries, wages, and benefits expense. On a non-GAAP basis, Operating expenses per ASM for 2015, excluding fuel and special items, increased 0.1 percent year-over-year primarily due to higher Salaries, wages, and benefits expense. Based on current cost trends, the Company expects its first quarter 2016 unit costs, excluding fuel, special items, and profitsharing to increase approximately two percent, compared with first quarter 2015. See the previous Note Regarding Use of Non-GAAP Financial Measures.

Salaries, wages, and benefits expense for 2015 increased by $949 million, or 17.5 percent, compared with 2014. Salaries, wages, and benefits expense per ASM for 2015 increased 9.7 percent, compared with 2014. On both a dollar and per ASM basis, approximately half of these increases were the result of higher salaries primarily due to the accrued $334 million of union bonuses as a result of ongoing negotiations with various workgroups during 2015, increased training, additional headcount, and contractual increases. The remaining increase was primarily due to higher profitsharing expense as a result of significantly higher profits in 2015. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during 2014 and 2015 reduced operating profits, as defined, in the calculation of profitsharing. Based on current cost trends, the Company expects first quarter 2016 Salaries, wages, and benefits expense per ASM, excluding profitsharing and special items, to increase, compared with first quarter 2015.

The Company conducted negotiations with various unionized Employee groups during the year including Dispatchers, who ratified a new four-year contract, Flight Simulator Technicians, who ratified a new four-year contract, Meteorologists, who approved their first-ever collective bargaining agreement, Flight Attendants, Pilots, and Ramp, Operations, Provisioning, and Freight Agents. The following table sets forth the Company’s unionized Employee groups that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Pilots	7,600	Southwest Airlines Pilots’ Association (“SWAPA”)	August 2012
Southwest Flight Attendants	13,100	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	May 2013
Southwest Ramp, Operations, Provisioning, Freight Agents	11,000	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	June 2011
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	August 2013
Southwest Mechanics	2,300	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2012
Southwest Facilities Maintenance Technicians	40	AMFA	N/A
Southwest Flight Crew Training Instructors	80	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	December 2015
Southwest Source of Support Representatives	90	IAM 142	N/A

Fuel and oil expense for 2015 decreased by $1.7 billion, or 31.7 percent, compared with 2014. On a per ASM basis, Fuel and oil expense for 2015 decreased 36.4 percent, compared with 2014. Excluding the impact of fuel hedge accounting, both the dollar and per ASM decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel price per gallon decreased 29.1 percent year-over-year, from $2.92 for 2014 to $2.07 for 2015. The Company also slightly improved fuel efficiency, when measured on the basis of ASMs generated per gallon of fuel, primarily as a result of modernization of the Company's fleet and a 4.0 percent increase in stage length. Fuel gallons consumed increased 5.6 percent, compared with 2014, while year-over-year capacity increased 7.2 percent.

As a result of the Company's fuel hedging program, the Company recognized losses totaling $254 million in Fuel and oil expense for 2015, compared with net gains totaling $28 million for 2014. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $577 million paid to counterparties for 2015, compared to $56 million received from counterparties for 2014, although such totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 15, 2016, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Average percent of estimated fuel consumption covered by
fuel derivative contracts at varying WTI/Brent Crude Oil,
Period	Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels
First quarter 2016 (1)	—
Full year 2016 (2)	Approx. 20%
2017 (2)	Approx. 65%
2018 (2)	Approx. 35%

(1) The Company is effectively unhedged for the first quarter 2016 at current price levels. A majority of the financial impact of the derivative contracts currently held for the quarter is locked-in and is included in the economic jet fuel price simulations below.
(2) Given the Company has entered into different derivative contracts at various prices, these percentages are an average based on the assumption that Brent crude oil prices settle above current market prices. See Note 10 to the Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, a portion of the amounts in Accumulated other comprehensive income (loss) (“AOCI”) are considered "frozen," and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties (See Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2015, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at December 31, 2015	Amount of gains (losses) deferred in AOCI at December 31, 2015 (net of tax)
2016	$(863)	$(618)
2017	(630)	(409)
2018	12	(21)
Total	$(1,481)	$(1,048)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for first quarter 2016, and full year 2016, jet fuel prices at different crude oil assumptions as of January 15, 2016, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	1Q 2016 (2)	Full Year 2016 (2)
$15	$1.20 - $1.25	$1.30 - $1.35
$25	$1.45 - $1.50	$1.50 - $1.55
Current Market (1)	$1.65 - $1.70	$1.70 - $1.75
$45	$2.00 - $2.05	$1.95 - $2.00
$55	$2.30 - $2.35	$2.15 - $2.20
Estimated Premium Costs (3)	$35 - $40 million	$150 - $160 million

(1) Brent crude oil average market prices as of January 15, 2016, were approximately $30 and $33 per barrel for first quarter 2016 and full year 2016, respectively.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of January 15, 2016.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for 2015 increased by $27 million, or 2.8 percent, compared with 2014. On a per ASM basis, Maintenance materials and repairs expense for 2015 decreased 4.0 percent, compared with 2014, as the dollar increases were more than offset by the 7.2 percent increase in capacity. On a dollar basis, the majority of the increase was attributable to the timing of regular airframe maintenance checks, partially offset by reduced engine and avionic repair expense as a result of the B717 aircraft transitioning out of the Company's fleet. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2016 to increase, compared with first quarter 2015.

Aircraft rentals expense for 2015 decreased by $57 million, or 19.3 percent, compared with 2014. On a per ASM basis, Aircraft rentals expense decreased 22.7 percent, compared with 2014. On both a dollar and per ASM basis, the decrease was primarily due to the transition of leased B717 aircraft out of the Company's fleet for conversion and delivery to Delta. The Company currently expects Aircraft rentals expense per ASM for first quarter 2016 to be comparable to fourth quarter 2015.

Landing fees and other rentals expense for 2015 increased by $55 million, or 5.0 percent, compared with 2014. On a per ASM basis, Landing fees and other rentals expense for 2015 decreased 2.4 percent, compared with 2014, as the dollar increases were more than offset by the 7.2 percent increase in capacity. On a dollar basis, the majority of the increase was due was due to higher space rental rates at various airports. The remaining increase was due to heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet. The Company currently expects Landing fees and other rentals expense per ASM for first quarter 2016 to decrease, compared with first quarter 2015.

Depreciation and amortization expense for 2015 increased by $77 million, or 8.2 percent, compared with 2014. On a per ASM basis, Depreciation and amortization expense remained flat, compared with 2014. On a dollar basis, the majority of the increase was due to the purchase and capital lease of new and used aircraft since 2014, the majority of which replaced B717s removed from service in late 2014. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2016 to increase, compared with first quarter 2015, due to the accelerated retirement of the owned 737-300 and 737-500 fleet and the acquisition of new 737-800 and 737-700 aircraft. See Note 1 to the Consolidated Financial Statements for further information.

The Company incurred $39 million in Acquisition and integration costs in 2015, related to the AirTran integration, compared with $126 million in 2014. This expense primarily consisted of Employee training, facilities integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. The Company does not expect to incur any further Acquisition and integration costs beyond 2015. See Note 7 to the Consolidated Financial Statements for further information.

Other operating expenses for 2015 increased by $37 million, or 1.7 percent, compared with 2014. On a per ASM basis, Other operating expenses for 2015 decreased 4.8 percent, compared with 2014, as the dollar increases were more than offset by the 7.2 percent increase in capacity. On a dollar basis, the increase was equally attributable to higher personnel expenses associated with travel costs of the Company's flight crew and credit card fees paid to third parties associated with the increase in Passenger revenues. These and other smaller increases were partially offset by a decrease in security expenses as a result of the repeal of the TSA Aviation Security Infrastructure Fee in October 2014 and a litigation settlement received by the Company in the first quarter of 2015. The Company currently expects Other operating expenses per ASM for first quarter 2016 to be comparable with fourth quarter 2015.

Other

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2015, and 2014:

	Year ended December 31,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$373	$251
Ineffectiveness from fuel hedges settling in future periods	(9)	5
Realized ineffectiveness and mark-to-market (gains) or losses	72	(4)
Premium cost of fuel contracts	124	62
Other	(4)	(5)
	$556	$309

Income Taxes

The Company's effective tax rate was approximately 37.3 percent for 2015, compared with 37.4 percent for 2014. On a non-GAAP basis, the Company currently projects a full year 2016 effective tax rate of approximately 37 to 38 percent based on forecasted financial results. However, the Company’s effective tax rate during interim periods of 2016 may differ significantly from this full-year estimate.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent Change
	2014	2013
Fuel and oil expense, unhedged	$5,321	$5,645
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense	(28)	118
Fuel and oil expense, as reported	$5,293	$5,763
Deduct: Net impact from fuel contracts	(28)	(84)
Fuel and oil expense, non-GAAP	$5,265	$5,679	(7.3)%

Total operating expenses, as reported	$16,380	$16,421
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(4)	3
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(24)	(87)
Deduct: Acquisition and integration costs	(126)	(86)
Deduct: Union contract bonuses	(9)	—
Total operating expenses, non-GAAP	$16,217	$16,251	(0.2)%

Operating income, as reported	$2,225	$1,278
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	4	(3)
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	24	87
Add: Acquisition and integration costs	126	86
Add: Union contract bonuses	9	—
Operating income, non-GAAP	$2,388	$1,448	64.9%

Net income, as reported	$1,136	$754
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	251	(103)
Add: Ineffectiveness from fuel hedges settling in future periods	5	11
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	24	87
Add (Deduct): Income tax impact of fuel contracts	(104)	2
Add: Acquisition and integration costs (a)	79	54
Add: Union contract bonuses (a)	6	—
Net income, non-GAAP	$1,397	$805	73.5%

Net income per share, diluted, as reported	$1.64	$1.05
Add: Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.25	—
Add: Impact of special items, net (a)	0.12	0.07
Net income per share, diluted, non-GAAP	$2.01	$1.12	79.5%

Operating expenses per ASM (cents)	12.50 ¢	12.60 ¢
Deduct: Fuel expense divided by ASMs (cents)	(4.04)	(4.42)
Deduct: Impact of special items, net (cents)	(0.10)	(0.07)
Operating expenses per ASM, non-GAAP, excluding fuel and special items (cents)	8.36 ¢	8.11 ¢	3.1%
*As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax
See previous Note Regarding Use of Non-GAAP Financial Measures.

2014 Compared with 2013

Operating Revenues

Passenger revenues for 2014 increased by $937 million, or 5.6 percent, compared with 2013. Holding other factors constant, approximately half of the increase in Passenger revenues was attributable to the 2.4 point increase in load factor and the majority of the remaining increase was attributable to higher passenger yields, both driven by strong Customer demand for air travel and successful execution of the Company's strategic initiatives. Passenger revenue included an increase due to a change in estimate, which was recorded on a prospective basis and effective October 1, 2014, of approximately $55 million. See Note 1 to the Consolidated Financial Statements regarding this change in accounting estimate.

Freight revenues for 2014 increased by $11 million, or 6.7 percent, compared with 2013, primarily due to benefits from new and maturing markets as a result of the AirTran integration.

Other revenues for 2014 decreased by $42 million, or 5.2 percent, compared with 2013, primarily due to a decline in ancillary revenues. The majority of the decline in ancillary revenues was due to the adoption of Southwest's more Customer-friendly fee policies for Customers who could purchase travel on AirTran in 2014 through southwest.com, and the overall reduction in AirTran flights in 2014 as a result of the integration process. This decline was partially offset by an increase in certain Southwest specific ancillary revenues, such as EarlyBird Check-in® and A1-15 select boarding positions sold at the gate.

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

	Year ended December 31,				Per ASM	Percent change
(in cents, except for percentages)	2014		2013		change
Salaries, wages, and benefits	4.14	¢	3.86	¢	0.28 ¢	7.3%
Fuel and oil	4.04		4.42		(0.38)	(8.6)
Maintenance materials and repairs	0.75		0.83		(0.08)	(9.6)
Aircraft rentals	0.22		0.28		(0.06)	(21.4)
Landing fees and other rentals	0.85		0.85		—	—
Depreciation and amortization	0.72		0.66		0.06	9.1
Acquisition and integration	0.10		0.07		0.03	42.9
Other operating expenses	1.68		1.63		0.05	3.1
Total	12.50	¢	12.60	¢	(0.10)¢	(0.8)%

Operating expenses per ASM for 2014 decreased by 0.8 percent, compared with 2013, primarily due to a decrease in Fuel and oil expense, partially offset by an increase in Salaries, wages, and benefits expense. On a non-GAAP basis, Operating expenses per ASM for 2014, excluding fuel and special items, increased 3.1 percent year-over-year primarily due to higher Salaries, wages, and benefits expense. See the previous Note Regarding Use of Non-GAAP Financial Measures.

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

As a result of the Company's fuel hedging program, the Company recognized net gains totaling $28 million in Fuel and oil expense for 2014, compared with net losses totaling $118 million for 2013. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $56 million received from counterparties for 2014, compared with $34 million paid to counterparties for 2013, although such totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. These impacts are recorded as a component of Other (gains) losses, net.

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

Aircraft rentals expense for 2014 decreased by $66 million, or 18.3 percent, compared with 2013. On a per ASM basis, Aircraft rentals expense decreased 21.4 percent, compared with 2013. On both a dollar and per ASM basis, the decrease primarily was due to the transition of leased B717 aircraft out of the Company's fleet for conversion and delivery to Delta.

Landing fees and other rentals expense for 2014 increased by $8 million, or 0.7 percent, compared with 2013. On a per ASM basis, Landing fees and other rentals expense for 2014 were flat, compared with 2013. The dollar increase was primarily due to heavier landing weights for the -800 aircraft.

Depreciation and amortization expense for 2014 increased by $71 million, or 8.2 percent, compared with 2013. On a per ASM basis, Depreciation and amortization expense increased 9.1 percent, compared with 2013. On both a dollar and per ASM basis, approximately half the increase was attributable to technology projects that were placed into service during 2014 and approximately half was due to the purchase of new and used aircraft over the last twelve months.

The Company incurred $126 million in Acquisition and integration costs in 2014, which primarily consisted of expense associated with the removal of the remaining B717 fleet from service during December 2014, B717 fleet conversion costs, fleet integration, Employee training, facility integration, and technology integration projects. During 2013, the Company recorded $86 million in Acquisition and integration expense, which primarily consisted of B717 fleet conversion costs, fleet integration, Employee training, technology integration projects, and facility integration expenses.

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

Liquidity and Capital Resources

Net cash provided by operating activities for 2015, 2014, and 2013 was $3.2 billion, $2.9 billion, and $2.5 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2015, 2014, and 2013 were impacted primarily by the Company's results of operations, as adjusted for non-cash items, which increased significantly year-over-year for each period, as well as changes in the Air traffic liability and Accrued liabilities balances. Operating cash flows also can be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. The Company has the ability to post aircraft in lieu of cash collateral in certain situations, and did so during 2015. See Note 10 to the Consolidated Financial Statements for further information. During 2015 and 2014, the Company provided $570 million and $233 million, respectively, in cash collateral to derivative counterparties. In 2013, the Company received $57 million in cash collateral from derivative counterparties. Cash flows associated with entering into new fuel derivatives, which are also classified as Other, net, operating cash flows, were net outflows of $556 million in 2015, net outflows of $247 million in 2014, and net inflows of $60 million in 2013. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities for 2015, 2014, and 2013 was $1.9 billion, $1.7 billion, and $1.4 billion, respectively. Investing activities in 2015, 2014, and 2013 included payments for new aircraft delivered to the Company, progress payments for future aircraft deliveries, and purchases and sales of short-term and noncurrent investments, which fluctuate primarily based on anticipated working capital needs. Investing activities in 2015 and 2014 also included payments associated with airport construction projects, denoted as Assets constructed for others. See Note 4 to the Consolidated Financial Statements for further information. During 2015, 2014, and 2013, the Company's purchases and sales of short-term and noncurrent investments resulted in net cash provided of $237 million, $105 million, and $63 million, respectively. The Company currently estimates its 2016 capital expenditures will be approximately $2.0 billion.

Net cash used in financing activities for 2015, 2014, and 2013 was $1.0 billion, $1.2 billion, and $851 million, respectively. During 2015, the Company repaid $213 million in debt and capital lease obligations, compared with $561 million and $313 million during 2014 and 2013, respectively. During 2015, the Company issued $500 million 2.65 percent senior unsecured notes due 2020 under its shelf registration statement, compared with the 2014 issuance of $300 million 2.75 percent senior unsecured notes due 2019 under its shelf registration statement. See Note 6 to the Consolidated Financial Statements for further information. The Company repurchased approximately $1.2 billion of its outstanding common stock through authorized share repurchases during 2015, compared with repurchases of $955 million and $540 million during 2014 and 2013, respectively. The Company also paid $180 million in dividends to Shareholders during 2015, compared to $139 million in 2014 and $71 million in 2013. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company is a “well-known seasoned issuer” and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility expiring in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2015, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

As of May 11, 2015, the Company completed its previously authorized $1.0 billion share repurchase program, bringing in a total of 28.0 million shares over the course of the program. Furthermore, on May 13, 2015, the Company's Board of Directors approved a new $1.5 billion share repurchase program. Following the Board of Directors' authorization of the Company's new $1.5 billion share repurchase program, the Company entered into the following share repurchases:

Share repurchases	Shares received	Cash paid
Second Quarter Accelerated Share Repurchase Program	8,085,077	$300,000,000
Third Quarter Accelerated Share Repurchase Program	12,892,204	500,000,000
Total	20,977,281	$800,000,000

On July 8, 2015, Moody's upgraded the Company's secured equipment trust certificates and its senior unsecured debt rating to “Baa1” from “Baa2." The upgrade of the Company’s senior unsecured debt rating was based on improving credit metrics, with the Company having meaningfully strengthened its earnings, cash flow and financial leverage in recent years while executing the AirTran integration.

On October 30, 2015, Fitch upgraded the Company's debt rating to "BBB+" from "BBB" and revised the rating outlook to positive from stable. Fitch noted the Company's improved credit portfolio due to the integration of AirTran, its continued pay down of debt, and its credit metrics, which have returned to pre-recession levels.

Standard and Poor's credit rating for the Company is 'BBB' and is unchanged from 2014.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2015 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer a portion of cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. During December 2015, the Company and Boeing revised the Company's future firm aircraft order book to reflect 33 additional -800s, and the conversion of its remaining 25 -700 firm orders to -800s. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Note 4 to the Consolidated Financial Statements for a complete table of the Company’s firm orders, options, and purchase rights with Boeing and other parties.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2015, the Company had 201 leased aircraft, including 78 B717s subleased to Delta. Of these leased aircraft, 171 are under operating leases, including 76 B717s subleased to Delta. Assets and obligations under operating leases are not included in the Company’s

Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $184 million at December 31, 2015.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2015:

	Obligations by period (in millions)
Contractual obligations	2016	2017 - 2018	2019 - 2020	Beyond 2020	Total
Long-term debt (1)	$585	$732	$1,202	$239	$2,758
Interest commitments - fixed (2)	108	115	57	59	339
Interest commitments - floating (3)	18	47	42	—	107
Operating lease commitments (4)	557	1,019	714	1,529	3,819
Capital lease commitments (5)	46	91	89	209	435
Aircraft purchase commitments (6)	1,070	2,393	2,666	4,421	10,550
Other commitments	94	54	11	13	172
Total contractual obligations	$2,478	$4,451	$4,781	$6,470	$18,180

(1)	Includes principal only. See Note 6 to the Consolidated Financial Statements.

(2)	Related to fixed-rate debt only.

(3)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2015, and can be subject to significant fluctuation.

(4)	Includes Love Field Modernization Program commitment amounts, and includes the impact of the B717 lease/sublease transaction entered into in 2012. See Note 7 to the Consolidated Financial Statements.

(5)	Includes interest on capital leases.

(6)	Firm orders from Boeing and commitments with other parties.

The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.1 billion as of December 31, 2015, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in April 2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

Airport Projects

The Company has commitments associated with various airport improvement projects that will impact its future liquidity needs in differing ways. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities and are discussed in more detail in Note 4 to the Consolidated Financial Statements.

Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company has guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation (“LFAMC”) that were utilized to fund the majority of the project. Repayment of the bonds will be through the “Facilities Payments” described below.

Reimbursement of the Company for its payment of Facilities Payments is expected to be made through recurring ground rents, fees, and other revenues collected at the airport.
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
Houston William P. Hobby Airport
The Company oversaw and managed the construction, at Houston William P. Hobby Airport, of a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. The Company and the City of Houston ("City") entered into an Airport Use and Lease Agreement ("Lease") to control the execution of this expansion and the financial terms thereof. The project cost approximately $156 million, and the Company provided the funding for, and management of the project. In return, the Company receives a monthly credit for the capital cost portions of the international terminal from the date of initial occupancy of the terminal until expiration of the Lease. Additionally, a small portion of the project qualified for rental credits that will be utilized against the Company’s 2016 lease payments at the airport. At any time after the completion of the project, the City may buy out the Company’s investment in the international terminal via a cash payment for the then-unamortized cost of the project.
The Company’s liquidity has been impacted by this project from the point of initial funding through the time at which it receives monthly credits, and whether or not the City chooses to buy out the Company’s investment prior to the full amortization of the project. The project did not have a significant impact on the Company’s capital resources or financial position. Construction began during third quarter 2013 and was effectively completed in October 2015, at which time the Company began operating from the new facility.
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

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused. The balance in Air traffic liability, which includes a portion of the Company’s liability associated with its frequent flyer program, fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s frequent flyer program.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. In September 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 1 to the Consolidated Financial Statements for further information. According to Southwest’s current “Contract of Carriage,” all refundable tickets that are sold but not flown on the travel date can be reused for another flight up to a year from the date of sale, or some tickets can be refunded. This policy also applies to unused Customer funds that may be the result of an exchange downgrade. A small percentage of tickets (or partial tickets) expire unused. Fully refundable tickets rarely expire unused. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest has consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual spoiled tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual spoilage results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to Air traffic liability and to Passenger revenue are recorded, as necessary. Additional factors that may affect estimated spoiled tickets include, but may not be limited to, changes to the Company’s ticketing policies, the Company’s refund, exchange, and unused funds policies, the mix of refundable and nonrefundable fares, promotional fare activity, and the impact of the economic environment on Customer behavior. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual spoiled tickets may vary from estimated amounts. During 2014, the Company revised assumptions regarding Customer behavior subsequent to the implementation of its No Show policy. Consequently, the Company’s estimate of the amount of spoiled tickets recorded during 2014 was approximately 15 percent higher than what it believed its historical averages would indicate for that year. The Company believes the change in policy resulted in a permanent shift in Customer behavior for 2014 and all subsequent periods, barring any future modifications to the Company's ticketing policies. The Company believes these estimates are supported by actual data and are reasonable given the underlying fact patterns.

The Company believes it is unlikely that materially different estimates for future spoiled tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 609 Boeing 737 aircraft in the Company’s fleet at December 31, 2015, which are either owned or on capital lease. The remaining 95 Boeing 737 aircraft in the Company’s fleet at December 31, 2015, are operated under operating leases. The Company also has 88 Boeing 717 aircraft, which are part of the lease/sublease with Delta. As these aircraft are not in service for the Company, they are not included in the fleet count as of December 31, 2015. See Note 7 to the Consolidated Financial Statements for further information. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer and assets constructed for others:

	Estimated useful life	Estimated residual value
Airframes and engines	23 to 25 years	2 to 20 percent
Aircraft parts	Fleet life	4 percent
Assets constructed for others	25 to 30 years	17 to 25 percent
Ground property and equipment	5 to 30 years	0 to 10 percent

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. See Notes 1 and 2 to the Consolidated Financial Statements for further information.

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

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2015, the Company was a party to over 1,200 separate financial derivative instruments related to its fuel hedging program for the years 2016 through 2018. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2015, market “spot” prices for Brent crude oil peaked at a high of approximately $68 per barrel and hit a low price of approximately $36 per barrel. During 2014, market spot prices ranged from a high of $115 per barrel to a low of $57 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. In some periods, because of increased volatility in energy markets, the Company lost hedge accounting for certain types of commodities, including the periods from July 2013 through July 2015, when the Company lost hedge accounting for West Texas Intermediate crude oil ("WTI") instruments. As such, the changes in fair value of all of the Company's derivatives in WTI were recorded directly to Other (gains) losses, net in the Consolidated Statement of Income. The Company did not lose hedge accounting for an entire commodity during any other periods presented. Although the Company continues to use a prospective assessment to determine that other commodities continue to qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results.

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

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2015, 2014, and 2013, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair Value Measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2015, these primarily included a portion of its fuel derivative option contracts, which were a net liability of $1.7 billion.

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

Frequent Flyer Accounting

The Company utilizes estimates in the recognition of liabilities associated with its frequent flyer program. These estimates primarily include the liability associated with Rapid Rewards frequent flyer member ("Member") account balances that are expected to be redeemed for travel or other products at a future date. Frequent flyer account balances include points earned through flights taken, points sold to Customers, or points earned through business partners participating in the frequent flyer program.

Under the Southwest Rapid Rewards frequent flyer program, Members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Rapid Rewards Member has points-earning activity during a 24-month time period. In addition, Southwest co-branded Chase Visa credit card holders are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Rapid Rewards Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

The Company utilizes the incremental cost method of accounting for points earned through flights taken in its frequent flyer program. A liability is recorded for the estimated incremental cost of providing free travel as points are being earned. The liability recorded represents the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. The incremental cost liability is primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but does not include any contribution to fixed overhead costs or profit. At December 31, 2015, the incremental cost liability was approximately $58 million.

The Company also sells frequent flyer points and related services to business partners participating in the frequent flyer program. The majority of the points sold to business partners are through the Southwest co-branded Chase Visa credit card. Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under the residual method, the Company estimated the percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card that related to free travel. The estimated amounts associated with free travel are deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. During third quarter 2015, the Company executed an amended co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), which materially modified the previously existing agreement between Chase and the Company. Consideration received as part of this Agreement is subject to ASU 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force." The modified Agreement has the following multiple elements: travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team. Under ASU 2009-13, these deliverables are accounted for separately and allocation of consideration from the Agreement is determined based on the relative selling price of each deliverable. The application of ASU 2009-13 to the Agreement decreases the relative value of the air transportation deliverables that the Company records as deferred revenue (and ultimately Passenger revenues when redeemed awards are flown) and increases the relative value of the marketing-related deliverables recorded in Other revenues at the time these marketing-related deliverables are provided. This is principally due to the previous application of the residual method, which effectively applied the entire discount associated with the agreement to the marketing deliverables.

Significant management judgment was used to estimate the selling price of each of the deliverables. The objective was to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determined the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. A 1.0 percent increase or decrease in the Company's estimate of the allocation of proceeds to air transportation would have changed the Company's Operating revenues by less than $5 million for 2015.

The Company followed the transition approach of ASU 2009-13, which required that the Company's existing deferred revenue balance, classified within Air traffic liability, be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million. In addition, 2015 Operating revenues increased by an estimated net $255 million as a result of the amended Agreement with Chase and the resulting July 1, 2015, change in accounting methodology. See Note 1 to the Consolidated Financial Statements for further information.

Under its current program, Southwest estimates the portion of frequent flyer points that will not be redeemed. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the customer has a co-branded credit card. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners, which indicated an increase in the expected spoilage rate. This change in estimate, which was recorded on a prospective basis, as of October 1, 2014, resulted in an increase in Passenger revenue of approximately $55 million for the quarter and the year ended December 31, 2014, and an increase in Passenger revenue of approximately $115 million for the first nine months of 2015. The Company has again updated its analysis of projected spoilage and implemented a new rate on a prospective basis beginning in fourth quarter 2015. The application of the new spoilage rate as of October 1, 2015, did not result in a significant difference to Passenger revenues during fourth quarter 2015, and is likewise not expected to have a material impact on 2016 Passenger revenues. For the year ended December 31, 2015, based on actual redemptions of points sold to business partners, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $34 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Goodwill and Other Intangible Assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2015, the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. In addition, the Company's other intangible assets have a net carrying amount of approximately $464 million at December 31, 2015, of which $303 million related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and primarily consist of take-off and landing slots at certain domestic slot-controlled airports. Finite-lived intangible assets include leasehold rights to airport gates and certain intangible assets recognized as a part of the valuation of AirTran and are amortized over their estimated economic useful lives. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually, as of October 1st, or more frequently if events or circumstances indicate that impairment may exist.

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1st, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions listed below. These factors are analyzed to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative approach is used to assess the asset’s fair value and the amount of the impairment. Under a quantitative approach, the fair value is calculated based on key assumptions listed below. If the asset’s carrying value exceeds its fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value.
When performing a quantitative impairment assessment of goodwill and indefinite-lived intangible assets, fair value is estimated based on (i) recent market transactions, where available, (ii) projected discounted cash flows (an income approach) or (iii) a combination of limited market transactions and the lease savings method (which reflects potential annual after-tax lease savings arising from owning the slots rather than leasing them from another airline at market rates).
Key assumptions and/or estimates made in the Company’s impairment tests include: (i) a projection of revenues, expenses, and cash flows; (ii) terminal period revenue growth and cash flows; (iii) an estimated weighted average cost of capital; (iv) an assumed discount rate depending on the asset, (v) a tax rate and (vi) market prices for comparable assets. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company’s estimates.

As part of this evaluation, the Company assesses whether changes in (i) macroeconomic conditions; (ii) industry and market conditions; (iii) cost factors; (iv) overall financial performance; and (v) Company-specific events, have occurred which would impact the use and/or fair value of these assets since the Company's quantitative analysis in 2013. In 2015, the Company performed a qualitative assessment of goodwill and determined that there was no indication that goodwill was impaired. The qualitative assessment included analysis and weighting of all relevant factors noted above. The Company performed a quantitative assessment of all indefinite-lived intangible assets and determined that there was no impairment in 2015.
Future impairment of Goodwill and indefinite-lived intangible assets may result from changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment of Goodwill, holding other assumptions constant, could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) significantly higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation. Factors which could result in an impairment of owned domestic slots, holding other assumptions constant, could include, but are not limited to: (i) a change in competition in the slotted airport; (ii) significantly higher prices for jet fuel; and (iii) increased competition at a nearby airport.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2015, Southwest operated a total of 123 aircraft under operating and capital lease. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 78 aircraft under operating and capital lease that have been subleased to another carrier. Further information about this sublease arrangement is disclosed in Note 7 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 2 billion gallons of jet fuel in 2016. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $20 million for 2016, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2015, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2016 through 2018. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2015, was a net liability of $1.5 billion. In addition, $835 million in cash collateral deposits and $250 million in aircraft collateral were provided by the Company in connection with these instruments based on their fair value as of December 31, 2015. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2015 (for all years from 2016 through 2018) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $192 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash, aircraft, or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2015, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts with a net positive fair value to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015, the Company had three counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty with collateral support agreements, and monitors the market position of the program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2015, the Company had agreements with all of its counterparties containing early termination rights triggered by credit rating thresholds and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds—cash is either posted by the counterparty if the value of derivatives is an asset to the Company, or cash, letters of credit, and/or aircraft could be posted as collateral by the Company if the value of derivatives is a liability to the Company. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2015, at which such postings are triggered.

Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional exposure to future cash collateral requirements. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25 percent from market prices as of December 31, 2015, given the Company’s fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $436 million in collateral which could be met by posting aircraft and/or letters of credit with its current counterparties. The Company has the option of providing cash, letters of credit, and/or pledging aircraft as collateral. At December 31, 2015, the Company had $1.4 billion in aircraft available to be posted as collateral. However, as it did in 2015, and expects to continue doing in first quarter 2016, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. Also, the Company has the ability to manage or reduce its derivative positions by entering into offsetting positions, as it did during 2015, for a portion of its future hedge portfolio.

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

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2015, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB+” rating with Fitch, a “BBB” rating with Standard & Poor’s, and a “Baa1” credit rating with Moody’s as of December 31, 2015, all of which are considered “investment grade.” The Company’s French Credit Agreements due 2018 do not give rise to significant fair value risk but do give rise to interest rate risk because this borrowing was originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. Although there is interest rate risk associated with these floating rate borrowings, the risk of the French Credit Agreements due 2018 is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2015, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $300 million 5.75% senior unsecured notes 2016, its $300 million 5.125% senior unsecured notes due 2017, and its $100 million 7.375% senior unsecured notes due 2027. Each of these notes had at one point been converted to floating rates, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to them. The effect of these terminations was that the interest associated with these debts prospectively reverted back to their original fixed rates. As a result of the gains realized on these transactions, which are being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2015:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$143	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	36	4.84%	7/1/2019	4 specified Boeing 737-700 aircraft
Term Loan Agreement	329	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $859 million, and this debt had a weighted-average maturity of 4.36 years at floating rates averaging 1.47 percent for the year ended December 31, 2015. In total, the Company’s fixed-rate debt and floating rate debt represented 13.42 percent and 4.97 percent, respectively, of consolidated noncurrent assets at December 31, 2015.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.6 billion, and short-term investments, which totaled $1.5 billion at December 31, 2015. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. As a result of previous turmoil in credit markets, the Company has discontinued further investments in auction rate securities. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2015, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2015 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2015, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2015, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which additional cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information. As of December 31, 2015, $835 million in cash collateral deposits were provided by the Company under these provisions. If the Company’s credit rating had been below investment grade as of that date, the Company would not have been required to post additional cash collateral deposits with fuel hedge counterparties because it had additional room available under its existing aircraft collateral facilities.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty.

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

As of December 31, 2015, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,583	$1,282
Short-term investments	1,468	1,706
Accounts and other receivables	474	365
Inventories of parts and supplies, at cost	311	342
Prepaid expenses and other current assets	188	232
Total current assets	4,024	3,927

Property and equipment, at cost:
Flight equipment	19,462	18,473
Ground property and equipment	3,219	2,853
Deposits on flight equipment purchase contracts	1,089	566
Assets constructed for others	915	621
	24,685	22,513
Less allowance for depreciation and amortization	9,084	8,221
	15,601	14,292
Goodwill	970	970
Other assets	717	534
	$21,312	$19,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,188	$1,203
Accrued liabilities	2,591	1,565
Air traffic liability	2,990	2,897
Current maturities of long-term debt	637	258
Total current liabilities	7,406	5,923

Long-term debt less current maturities	2,541	2,434
Deferred income taxes	2,490	2,782
Construction obligation	757	554
Other noncurrent liabilities	760	1,255
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2015 and 2014	808	808
Capital in excess of par value	1,374	1,315
Retained earnings	9,409	7,416
Accumulated other comprehensive loss	(1,051)	(738)
Treasury stock, at cost: 160,010,017 and 132,017,550 shares in 2015 and 2014 respectively	(3,182)	(2,026)
Total stockholders' equity	7,358	6,775
	$21,312	$19,723

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2015	2014	2013
OPERATING REVENUES:
Passenger	$18,299	$17,658	$16,721
Freight	179	175	164
Special revenue adjustment	172	—	—
Other	1,170	772	814
Total operating revenues	19,820	18,605	17,699

OPERATING EXPENSES:
Salaries, wages, and benefits	6,383	5,434	5,035
Fuel and oil	3,616	5,293	5,763
Maintenance materials and repairs	1,005	978	1,080
Aircraft rentals	238	295	361
Landing fees and other rentals	1,166	1,111	1,103
Depreciation and amortization	1,015	938	867
Acquisition and integration	39	126	86
Other operating expenses	2,242	2,205	2,126
Total operating expenses	15,704	16,380	16,421

OPERATING INCOME	4,116	2,225	1,278

OTHER EXPENSES (INCOME):
Interest expense	121	130	131
Capitalized interest	(31)	(23)	(24)
Interest income	(9)	(7)	(6)
Other (gains) losses, net	556	309	(32)
Total other expenses (income)	637	409	69

INCOME BEFORE INCOME TAXES	3,479	1,816	1,209
PROVISION FOR INCOME TAXES	1,298	680	455
NET INCOME	$2,181	$1,136	$754
NET INCOME PER SHARE, BASIC	$3.30	$1.65	$1.06
NET INCOME PER SHARE, DILUTED	$3.27	$1.64	$1.05
Cash dividends declared per common share	$.2850	$.2200	$.1300

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2015	2014	2013
NET INCOME	$2,181	$1,136	$754
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($181), ($430), and $31	(308)	(727)	52
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $6, $5, and $19	9	8	31
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of ($7), ($8), and $15	(12)	(16)	24
Other, net of deferred taxes of $-, $-, and $7	(2)	—	9
OTHER COMPREHENSIVE INCOME (LOSS)	$(313)	$(735)	$116
COMPREHENSIVE INCOME	$1,868	$401	$870

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2015, 2014, and 2013
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2012	$808	$1,210	$5,768	$(119)	$(675)	$6,992
Repurchase of common stock	—	—	—	—	(540)	(540)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	84	96
Net tax benefit (expense) of options exercised	—	(9)	—	—	—	(9)
Share-based compensation	—	18	—	—	—	18
Cash dividends, $.1300 per share	—	—	(91)	—	—	(91)
Comprehensive income	—	—	754	116	—	870
Balance at December 31, 2013	$808	$1,231	$6,431	$(3)	$(1,131)	$7,336
Repurchase of common stock	—	—	—	—	(955)	(955)
Issuance of common and treasury stock pursuant to Employee stock plans	—	40	—	—	60	100
Net tax benefit (expense) of options exercised	—	23	—	—	—	23
Share-based compensation	—	21	—	—	—	21
Cash dividends, $.2200 per share	—	—	(151)	—	—	(151)
Comprehensive income	—	—	1,136	(735)	—	401
Balance at December 31, 2014	$808	$1,315	$7,416	$(738)	$(2,026)	$6,775
Repurchase of common stock	—	—	—	—	(1,180)	(1,180)
Issuance of common and treasury stock pursuant to Employee stock plans	—	6	—	—	24	30
Net tax benefit (expense) of options exercised	—	24	—	—	—	24
Share-based compensation	—	29	—	—	—	29
Cash dividends, $.2850 per share	—	—	(188)	—	—	(188)
Comprehensive income	—	—	2,181	(313)	—	1,868
Balance at December 31, 2015	$808	$1,374	$9,409	$(1,051)	$(3,182)	$7,358

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,181	$1,136	$754
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,015	938	867
Unrealized (gain) loss on fuel derivative instruments	113	279	(5)
Deferred income taxes	(109)	501	50
Changes in certain assets and liabilities:
Accounts and other receivables	(88)	54	(17)
Other assets	103	142	(46)
Accounts payable and accrued liabilities	961	36	343
Air traffic liability	94	326	400
Cash collateral received from (provided to) derivative counterparties	(570)	(233)	57
Other, net	(462)	(277)	74
Net cash provided by operating activities	3,238	2,902	2,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,041)	(1,748)	(1,433)
Assets constructed for others	(102)	(80)	(14)
Purchases of short-term investments	(1,986)	(3,080)	(3,135)
Proceeds from sales of short-term and other investments	2,223	3,185	3,198
Other, net	(7)	(4)	—
Net cash used in investing activities	(1,913)	(1,727)	(1,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	500	300	—
Proceeds from Employee stock plans	46	110	96
Reimbursement for assets constructed for others	24	27	—
Proceeds from termination of interest rate derivative instrument	12	—	—
Payments of long-term debt and capital lease obligations	(213)	(561)	(313)
Payments of cash dividends	(180)	(139)	(71)
Repayment of construction obligation	(10)	(11)	(5)
Repurchase of common stock	(1,180)	(955)	(540)
Other, net	(23)	(19)	(18)
Net cash used in financing activities	(1,024)	(1,248)	(851)

NET CHANGE IN CASH AND CASH EQUIVALENTS	301	(73)	242

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,282	1,355	1,113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,583	$1,282	$1,355

CASH PAYMENTS FOR:
Interest	$105	$128	$133
Income taxes	$1,440	$155	$346

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment under capital leases	$193	$153	$26
Assets constructed for others	$192	$88	$105

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC. On May 2, 2011 (the “acquisition date”), the Company acquired all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”). Throughout these Notes, the Company makes reference to AirTran, which is meant to be inclusive of AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. AirTran's final passenger service was on December 28, 2014. Although the vast majority of integration costs were incurred in periods prior to 2015, the Company incurred some additional costs in 2015 associated with the integration of AirTran, and those costs are included in Acquisition and integration costs in the accompanying Consolidated Statement of Comprehensive Income. See Note 7 for further information. The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

On November 20, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during fourth quarter 2015, utilizing retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Balance Sheet as of December 31, 2014, the Company reclassified $477 million from current Deferred income tax assets to reduce Deferred income taxes within non-current liabilities.

Cash and Cash Equivalents

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less when purchased are classified as cash and cash equivalents, which primarily consists of certificates of deposit, money market funds, and investment grade commercial paper issued by major corporations and financial institutions. Cash and cash equivalents are stated at cost, which approximates fair value.

As of December 31, 2015, $835 million in cash collateral deposits were provided by the Company to its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. As of December 31, 2014, $266 million in cash collateral deposits were provided by the Company to its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Accounts and Other Receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, and amounts due from business partners in the Company’s frequent flyer program. The allowance for doubtful accounts was immaterial at December 31, 2015 and 2014. In addition, the provision for doubtful accounts and write-offs for 2015, 2014, and 2013 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was $47 million and $46 million at December 31, 2015, and 2014, respectively. In addition, the Company’s provision for obsolescence and write-offs for 2015, 2014, and 2013 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures includes payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment, 5 to 30 years for ground property and equipment once the asset is placed in service, and 25 to 30 years for Assets constructed for others. Residual values estimated for aircraft generally range from 2 to 20 percent, for ground property and equipment generally range from 0 to 10 percent, and for Assets constructed for others range from 17 to 25 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Assets constructed for others primarily consists of airport improvement projects, once placed into service, in which the Company is considered the accounting owner of the facilities, and such assets are amortized to estimated residual value over the term of the Company's lease or the expected life of the asset. See Note 4 for further information.

Based on a revision of the Company's future firm aircraft order book with Boeing at the end of December 2015, the Company changed the estimated retirement dates of many of its owned 737-300 and 737-500 aircraft. Previously, this fleet was estimated to retire by mid-2021; however, pursuant to this change, the fleet and related parts are expected to be retired by mid-2018. See Note 4 for further information on the Company's future firm aircraft deliveries. This change in retirement dates is considered a change in estimate. It has been accounted for on a prospective basis, and thus the

Company will record accelerated depreciation expense over the remainder of the useful lives for each aircraft and its related parts. The impact of this change on the year ended December 31, 2015 was immaterial. The impact of this change in estimate in 2016 is an approximate $89 million increase to Depreciation and amortization expense.

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

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company also has “power-by-the-hour” agreements related to certain of its aircraft engines with external service providers. Under these agreements, which the Company has determined effectively transfer the risk and create an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. In situations where the payments to the counterparty do not sufficiently match the level of services received during the period, expense is recorded on a straight-line basis over the term of the agreement based on the Company's best estimate of expected future aircraft utilization. For its engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and Intangible Assets

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1st, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions listed below. These factors are analyzed to determine if events and circumstances could reasonably have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative approach is used to assess the asset’s implied fair value and the amount of the impairment. Under a quantitative approach, the implied fair value of the Company's identifiable assets and liabilities is calculated based on key assumptions. If the Company assets' carrying value exceeds the fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value.

The following table is a summary of the Company’s intangible assets, which are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2015 and 2014:

		Year ended December 31, 2015		Year ended December 31, 2014
(in millions)	Weighted-average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated Amortization
Customer relationships/marketing agreements	9	$38	$30	$38	$26
Trademarks/trade names	6	36	34	36	30
Owned domestic slots	Indefinite	303	n/a	303	n/a
Leased domestic slots (b)	47	17	3	19	5
Gate leasehold rights (a)	15	180	43	60	32
Total	15	$574	$110	$456	$93

(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates at Chicago’s Midway International Airport, takeoff and landing slots (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets recognized from the AirTran acquisition. The increase in Intangible assets during 2015 was primarily due to the acquisition of two additional airport gate rights at Dallas Love Field, which were subleased from United Airlines. The purchase price paid for these airport gate rights was included as a component of Capital expenditures in the accompanying Consolidated Statement of Cash Flows.
(b) Useful life of leased slots is based on the stated lease term.

The aggregate amortization expense for 2015, 2014, and 2013 was $19 million, $13 million, and $19 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2016 – $17 million, 2017 – $14 million, 2018 – $13 million, 2019 – $13 million, 2020 – $12 million, and thereafter – $89 million.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused. The majority of the Company’s tickets sold are nonrefundable. Refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue using the redemption method based on scheduled flight date. Prior to September 13, 2013, funds associated with tickets in which a passenger did not show up for a flight without canceling were able to be reused on another flight for up to twelve months. On September 13, 2013, Southwest implemented a No Show policy that applies to nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds. Amounts collected from passengers for ancillary service fees are generally recognized as Other revenue when the service is provided, which is typically the flight date.

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

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes and fees include foreign and

U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, but are not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agency.

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

Southwest also sells frequent flyer points and related services to companies participating in its frequent flyer program. Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under this method, the Company estimated the portion of the amounts received from the sale of frequent flyer points that related to free travel and these amounts were deferred and recognized as Passenger revenue when the ultimate free travel awards are flown. On July 1, 2015, the Company executed an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. This material modification triggered an accounting change under ASU 2009-13, which is recorded on a prospective basis. The impact of the accounting change is that the Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team). The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

The Company followed the transition approach of ASU 2009-13, which required that the Company adjust the existing deferred revenue balance to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the previous contract, and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million. In addition, 2015 Operating revenues increased by a net $255 million as a result of the Agreement and the resulting July 1, 2015 change in accounting methodology, all of which would have been deferred under the Company's previous accounting. The estimated impacts on revenue and earnings from this change in accounting principle are as follows:

(in millions, except per share amounts)	Year ended December 31, 2015
Passenger revenue	$(89)
Special revenue adjustment	172
Other revenue	344
Operating revenues	$427
Net income	$227
Net income per basic share	$0.34
Net income per diluted share	$0.34

For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. The Company’s consolidated liability associated with the sale of frequent flyer points, was approximately $1.3 billion as of December 31, 2015, and 2014, which is classified within Air traffic liability. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners, which indicated an increase in the expected spoilage rate. This change in estimate was recorded on a prospective basis, as of October 1, 2014, the impacts on revenue and earnings are as follows:

(in millions, except per share amounts)	Year ended December 31, 2015	Year ended December 31, 2014
Passenger revenue	$115	$55
Net income	$61	$29
Net income per basic share	$0.09	$0.04
Net income per diluted share	$0.09	$0.04

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2015, 2014, and 2013 was $218 million, $207 million, and $208 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 9 for further information.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which typically ranges from five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $378 million and $403 million at December 31, 2015, and 2014, respectively. Computer software depreciation expense was $106 million, $122 million, and $90 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income.

Income Taxes

The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effect of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates. The Company also evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. See "Basis of Presentation" for further information on current presentation of deferred income taxes.

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

Concentration Risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. The majority of the Company's unionized Employees, including its Pilots, Mechanics, Ramp, Operations, Provisioning and Freight Agents, Flight Attendants, Material Specialists, Flight Crew Training Instructors, Facilities Maintenance Technicians, and Source of Support Representatives are in discussions on labor agreements or have labor agreements which will become amendable within one year. These Employee groups represent approximately 69 percent of the Company’s full-time equivalent Employees as of December 31, 2015.

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

As of December 31, 2015, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. Following the 2011 acquisition of AirTran, the Company also operated a fleet of Boeing 717's, but these aircraft were removed from the Company's operations prior to the end of 2014. See Note 7 for further information. If the Company were unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would, therefore, also be materially adversely impacted in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the partnerships, none of which currently extend beyond May 2022. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

2. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. The Company currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liability earned by Customers associated with flight points with a relative fair value approach, resulting in a significant increase in the liability. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact, including the expected method and period of adoption, at a future date.

On February 18, 2015, the FASB and the International Accounting Standards Board issued a final standard that amends the current consolidation guidance. The standard amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. Once adopted, the Company will need to assess the potential for entity consolidation under a new consolidation model; however, the Company does not believe this will result in changes to its previous consolidation conclusions. The Company will adopt this new standard during first quarter 2016.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2015	2014	2013
NUMERATOR:
Net income	$2,181	$1,136	$754
Incremental income effect of interest on 5.25% convertible notes	4	4	3
Net income after assumed conversion	$2,185	$1,140	$757

DENOMINATOR:
Weighted-average shares outstanding, basic	661	687	710
Dilutive effect of Employee stock options and restricted stock units	2	3	2
Dilutive effect of 5.25% convertible notes	6	6	6
Adjusted weighted-average shares outstanding, diluted	669	696	718

NET INCOME PER SHARE:
Basic	$3.30	$1.65	$1.06
Diluted	$3.27	$1.64	$1.05

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	—	—	9

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During the year ended December 31, 2015, the Company purchased 19 new 737-800 aircraft from Boeing and eight used 737-700 aircraft from third parties. In addition, the Company also leased 16 737-700 aircraft from third parties, and retired from service four of its older aircraft (two 737-300 and two 737-500).

In December 2015, the Company and Boeing agreed to modify the existing schedule of future aircraft commitments to reflect 33 additional -800s, and the conversion of its remaining 25 -700 firm orders to -800s. In addition, two pre-owned -700s were added to its delivery schedule. A total of six additional options were added to the schedule as well. As of December 31, 2015, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company 737 NG				The Boeing Company 737 MAX
	-800 Firm Orders	Options	Additional -700 A/C		-7 Firm Orders	-8 Firm Orders		Options	Total
2016	36	—	17		—	—		—	53
2017	35	—	14		—	14		—	63
2018	18	18	4		—	13		—	53
2019	—	—	—		15	10		—	25
2020	—	—	—		14	22		—	36
2021	—	—	—		1	33		18	52
2022	—	—	—		—	30		19	49
2023	—	—	—		—	24		23	47
2024	—	—	—		—	24		23	47
2025	—	—	—		—	—		36	36
2026	—	—	—		—	—		36	36
2027	—	—	—		—	—		36	36
Total	89	18	35	(b)	30	170	(a)	191	533

(a) The Company has flexibility to substitute MAX 7 in lieu of MAX 8 firm orders beginning in 2019.
(b) To be acquired in leases from various third parties.

The Company's financial commitments associated with the Boeing firm orders and additional scheduled deliveries in the above aircraft table are as follows: $1.1 billion in 2016, $1.3 billion in 2017, $1.1 billion in 2018, $1.2 billion in 2019, $1.5 billion in 2020, and $4.4 billion thereafter.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be completed during 2017. The Company believes that, due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction, the Company records expenditures as Assets constructed for others in the Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the Consolidated Statement of Cash Flows) as reimbursements are received from Broward County. As of December 31, 2015, the Company had recorded construction costs related to the project of $25 million.

Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provided a new five-gate international terminal with international passenger processing facilities, expansion of the security checkpoint, and upgrades to the Southwest Airlines ticket counter area. The project cost approximately $156 million, and the Company provided the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility is waived from the initial occupancy until the expiration of the Lease. However, at any point following completion of the project, the City has the option to reimburse the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, a small portion of the project qualified for rental credits that will be utilized against the Company’s 2016 lease payments at the airport. Construction was effectively completed in October 2015, at which time the Company began operating from the new facility.

As a result of its significant involvement in the Houston Hobby project, the Company determined that it is the owner of the facility for accounting purposes. As such, during construction, the Company recorded expenditures as Assets constructed for others in the Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others, in the Consolidated Statement of Cash Flows. As of December 31, 2015, the Company had recorded construction costs related to Houston Hobby of $146 million.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport ("LAX"). Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014 and is estimated to be completed during 2018. The Company believes that, due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company for the non-proprietary renovations, while the Company will not be reimbursed for proprietary renovations. As a result, the $196 million of costs incurred as of December 31, 2015, are included within Assets constructed for others, and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying Consolidated Balance Sheet.

Dallas Love Field

During 2008, the City of Dallas approved the Love Field Modernization Program (“LFMP”), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or “LFAMC,” a Texas non-profit “local government corporation” established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project. Major construction was effectively completed by December 31, 2014. This project consisted of the complete replacement of gate facilities with a new 20-gate facility, including infrastructure, systems and equipment, aircraft parking apron, fueling system, roadways and terminal curbside, baggage handling systems, passenger loading bridges and support systems, and other supporting infrastructure.

Although the City of Dallas received commitments from various sources that are helping to fund portions of this LFMP project, including the Federal Aviation Administration (“FAA”), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. During fourth quarter 2010, $310 million of such bonds were issued by the LFAMC, and the Company has guaranteed principal and interest payments on the bonds. An additional tranche of such bonds totaling $146 million was issued during second quarter 2012, and the Company has guaranteed the principal and interest payments on these bonds as well.

In conjunction with the Company's significant presence at Dallas Love Field, the Company agreed to manage the majority of the LFMP project. Based on the pertinent factors in place at the time the agreement was made, the Company utilized the accounting guidance provided for lessees involved in asset construction. As of December 31, 2015, the Company had recorded LFMP construction costs of $548 million within Assets constructed for others and had recorded a liability of $536 million within Construction obligation in its Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The amount of depreciation recorded for the year ended December 31, 2015, associated with the LFMP assets in service was $36 million. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of the project are passed through to the Company via recurring airport rates and charges. A portion of these payments are reflected as Repayment of construction obligation in the Consolidated Statement of Cash Flows. The imputed interest rate associated with construction obligation was nominal for 2015 and 2014. During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project.

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

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2015	December 31, 2014
Intangible assets	$464	$363
Non-current investments	40	35
Other	213	136
Other assets	$717	$534

(in millions)	December 31, 2015	December 31, 2014
Accounts payable trade	$178	$123
Salaries payable	173	160
Taxes payable	179	163
Aircraft maintenance payable	168	314
Fuel payable	48	85
Other payable	442	358
Accounts payable	$1,188	$1,203

(in millions)	December 31, 2015		December 31, 2014
Profitsharing and savings plans	$655		$374
Aircraft and other lease related obligations	74		159
Vacation pay	309		292
Accrued union bonuses	329	(a)	9
Health	86		84
Derivative contracts	643		174
Workers compensation	187		165
Property and other taxes	62		81
Other	246		227
Accrued liabilities	$2,591		$1,565

(a) As part of the ongoing negotiations with various union contract groups during 2015, the Company has recorded a liability for estimated bonuses that would be paid out to union members upon ratification of labor agreements. The liability excludes certain immaterial benefit costs that are included as a component of Accounts payable. The amount accrued is subject to change based on subsequent negotiations, and any changes would be recorded on a prospective basis.

(in millions)	December 31, 2015	December 31, 2014
Postretirement obligation	$201	$169
Non-current lease-related obligations	165	193
Other deferred compensation	179	174
Deferred gains from sale and leaseback of aircraft	43	53
Derivative contracts	74	622
Other	98	44
Other non-current liabilities	$760	$1,255

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6. LONG-TERM DEBT

(in millions)	December 31, 2015	December 31, 2014
5.75% Notes due 2016	$307	$313
5.25% Convertible Senior Notes due 2016	111	113
5.125% Notes due 2017	309	316
French Credit Agreements due 2018—1.53%	25	36
Fixed-rate 737 Aircraft Notes payable through 2018—7.02%	17	24
2.75% Notes due 2019	303	300
Term Loan Agreement due 2019—6.315%	143	178
Term Loan Agreement due 2019—4.84%	36	73
2.65% Notes due 2020	494	—
Term Loan Agreement due 2020—5.223%	329	372
Floating-rate 737 Aircraft Notes payable through 2020	257	300
Pass Through Certificates due 2022—6.24%	340	355
7.375% Debentures due 2027	132	134
Capital leases	395	199
	$3,198	$2,713
Less current maturities	637	258
Less debt discount and issuance costs	20	21
	$2,541	$2,434

AirTran Long-Term Debt

AirTran Holdings previously entered into aircraft purchase financing facilities, and as of December 31, 2015, 19 Boeing 737 aircraft remained that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2015, the weighted average interest rate was 1.86 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2015, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The notes mature in years 2016 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire between 2016 and 2020.

As of December 31, 2015, three Boeing 737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2015, the weighted average interest rate was 7.02 percent. Payments of principal and interest under the notes are due semi-annually. The notes mature in years 2016 to 2018.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due November 1, 2016. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the acquisition and subsequent dividends declared by the Company, the convertible senior notes are convertible into AirTran conversion units of 168.6576 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes would receive shares of the Company’s common stock at a conversion rate of 54.1391 shares and $615.16 in cash per $1,000 in principal amount of such notes. This conversion rate is subject to adjustment under certain circumstances such as: granting of stock and cash dividends, a make-whole fundamental change of ownership provision, the issuance of rights or warrants, and/or a distribution of capital stock. Subsequent to the acquisition, holders of $5 million in principal amount elected to convert their notes. Remaining holders may convert their convertible senior notes into cash and shares of common stock at their option at any time. The convertible senior notes are not redeemable at the Company’s option prior to maturity. The holders of the convertible senior notes may require the Company to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of the principal amount plus any accrued and unpaid interest.

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

Other Company Long-Term Debt

During November 2015, the Company issued $500 million senior unsecured notes due 2020. The notes bear interest at 2.65 percent, and are payable semi-annually in arrears on May 5 and November 5. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement.

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

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company has borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal that began January 1, 2010. The loan bears interest at a fixed rate of 4.84 percent, and interest is payable semi-annually, which payments began on January 1, 2010. In September 2015, the Company prepaid $24 million on the loan agreement, which in turn released one of the encumbered aircraft. As such, the remaining four aircraft related to this transaction are still encumbered as of December 31, 2015.

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

During December 2006, the Company issued $300 million senior unsecured notes due December 15, 2016. The notes bear interest at 5.75 percent, payable semi-annually in arrears, with the first payment made on June 15, 2007. During fourth quarter 2009, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate; however, the interest rate swap was terminated in 2015. See Note 10 for further information on the interest-rate swap agreement and termination.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $184 million at December 31, 2015.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $1.9 billion at December 31, 2015. In addition, the Company has pledged a total of up to 88 of its Boeing 737-700 and 12 of its Boeing 737-800 aircraft at a net book value of $2.5 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2015, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, amortization of capital lease incentives, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2020, and thereafter, were $617 million in 2016, $528 million in 2017, $272 million in 2018, $522 million in 2019, $751 million in 2020, and $424 million thereafter.

7. LEASES

The Company's fleet included 28 aircraft on capital lease as of December 31, 2015, compared with 16 aircraft on capital lease, including two B717s, as of December 31, 2014. Amounts applicable to these aircraft that are included in property and equipment were:

(in millions)	2015	2014
Flight equipment	$435	$214
Less: accumulated amortization	29	22
	$406	$192

Total rental expense for operating leases, both aircraft and other, charged to operations in 2015, 2014, and 2013 was $909 million, $931 million, and $997 million, respectively. The majority of the Company’s terminal operations space, as well as 95 aircraft, were under operating leases at December 31, 2015. For aircraft operating leases and for terminal operations leases, expense is included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2015, were:

(in millions)	Capital leases	Operating leases	Subleases	LFMP facility lease*	Operating leases, net
2016	$46	$636	$(103)	$24	$557
2017	46	624	(103)	24	545
2018	45	551	(102)	25	474
2019	45	479	(97)	25	407
2020	44	359	(78)	26	307
Thereafter	209	961	(66)	634	1,529
Total minimum lease payments	$435	$3,610	$(549)	$758	$3,819
Less amount representing interest	79
Present value of minimum lease payments	356
Less current portion	32
Long-term portion	$324
* See Note 4 for further details

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's B717s to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta in September 2013, and as of December 31, 2015, the Company had delivered a total of 87 B717s to Delta. As the Company previously announced, all B717s remaining at Southwest were grounded on December 28, 2014. The Company expects the one remaining B717 to be converted and delivered to Delta by early 2016. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

The Company paid the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately three to eight years. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the lease terms are for up to seven years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The ten owned B717s are accounted for as sales type leases, the two B717s classified by the Company as capital leases are accounted for as direct financing leases, and the remaining 76 subleases are accounted for as operating leases with Delta. With respect to the 87 B717s delivered to Delta as of December 31, 2015, the Company had 76 operating leases, nine sales type leases, and two direct financing leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction is based on the guidance provided for lease transactions. The Company recorded an initial charge of approximately $137 million during third quarter 2012, representing the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 76 B717s that are accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. During 2014, the Company recorded an additional $22 million in expense for its revised estimate of conversion costs for these B717s, and an additional $9 million associated with the extension of time between when the Company removed the aircraft from revenue service, on December 28, 2014, and when they entered the conversion process. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's Consolidated Statement of Income and were included as a component of Other, net in Cash flows from operating activities in the Company's Consolidated Statement of Cash Flows, and the corresponding liability for this transaction is included as a component of Current liabilities and Other noncurrent liabilities in the Company's

Consolidated Balance Sheet. A rollforward of the Company's B717 lease/sublease liability for 2015 and 2014 is shown below:

(in millions)	B717 lease/sublease liability
Balance at December 31, 2013	$122
Lease/sublease accretion	5
Lease/sublease expense adjustment	22
Lease/sublease payments, net (a)	(86)
Balance at December 31, 2014	$63
Lease/sublease accretion	1
Lease/sublease expense adjustment	2
Lease/sublease payments, net (a)	(48)
Balance at December 31, 2015	$18
(a) Includes lease conversion cost payments

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2015, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 33 million shares had not been granted) through various share-based compensation arrangements. See Note 9 to the Consolidated Financial Statements for information regarding the Company's equity plans.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2015, 2014, and 2013, reflects share-based compensation expense of $29 million, $21 million, and $18 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2015, 2014, and 2013, was not material. As of December 31, 2015, there was $34 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The Company expects substantially all unvested awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Plan”), it granted restricted stock units (“RSUs”) to certain Employees during 2013, 2014, and 2015 and performance-based restricted stock units (“PBRSUs”) to certain Employees during 2014 and 2015. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis. The PBRSUs granted in May 2014 and February 2015 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, before taxes and excluding special items ("ROIC"), for the defined performance period and the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the Company's ROIC performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2012, Unvested	2,876		$9.57
Granted	1,139		14.34
Vested	(1,263)		10.24
Surrendered	(168)		9.11
Outstanding December 31, 2013	2,584		11.38
Granted	834	(a)	24.93
Vested	(1,239)		11.05
Surrendered	(102)		13.18
Outstanding December 31, 2014	2,077		16.92
Granted	561	(b)	45.80
Vested	(1,095)		13.33
Surrendered	(58)		25.49
Outstanding December 31, 2015, Unvested	1,485		$30.17
(a) Includes 198 thousand shares of PBRSUs
(b) Includes 183 thousand shares of PBRSUs

In addition, the Company granted approximately 28 thousand shares of unrestricted stock at a weighted average grant price of $41.27 in 2015, approximately 36 thousand shares at a weighted average grant price of $24.91 in 2014, and approximately 63 thousand shares at a weighted average grant price of $14.34 in 2013, to members of its Board of Directors.

A remaining balance of up to 23 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Stock Options

The Company has stock options outstanding, which were granted prior to 2013, with an exercise price equal to the fair value of the Company’s common stock on the date of grant. The Company determined fair value of stock options using the Black-Scholes option valuation model. As of December 31, 2015, there were 822 thousand outstanding stock option awards, all of which are vested and exercisable, with a weighted average exercise price of $13.44.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan (ESPP), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 10 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2015, 2014, and 2013, participants under the plan purchased 597 thousand shares, 792 thousand shares, and 1.5 million shares at average prices of $36.40, $23.17, and $12.03, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2015, 2014, and 2013, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $4.04, $2.68, and $1.34, respectively.

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

For 2015, the Company had fuel derivative instruments in place for up to 15 percent of its fuel consumption. The Company also had fuel derivative instruments in place to provide coverage for up to 63 percent of its 2016 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2016 through 2018 on an “economic” basis considering current market prices:

	Fuel hedged as of
	December 31, 2015	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2015
2016	1,226	Brent crude oil, Heating oil, and Gulf Coast jet fuel
2017	1,503	WTI crude and Brent crude oil
2018	731	Brent crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 12. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2013, 2014, or 2015.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, from July 2013 to July 2015, the Company's routine statistical analysis performed to determine which commodities qualified for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualified for hedge accounting. This was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices fell below established thresholds, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, the changes in fair value of all of the Company's derivatives based in WTI were recorded directly to Other (gains) losses. The Company's routine statistical analysis performed during second half 2015, dictated that WTI crude oil based derivatives again qualified for hedge accounting.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$2	$—	$—	$—
Fuel derivative contracts (gross)	Other assets	2	—	—	—
Fuel derivative contracts (gross)	Accrued liabilities	107	—	526	—
Fuel derivative contracts (gross)	Other noncurrent liabilities	55	—	658	643
Interest rate derivative contracts	Other assets	2	13	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	49	61
Total derivatives designated as hedges		$168	$13	$1,233	$704
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$39	$—	$26	$—
Fuel derivative contracts (gross)	Other assets	5	—	—	—
Fuel derivative contracts (gross)	Accrued liabilities	1,395	1,190	1,854	1,432
Fuel derivative contracts (gross)	Other noncurrent liabilities	330	157	352	273
Total derivatives not designated as hedges		$1,769	$1,347	$2,232	$1,705
Total derivatives		$1,937	$1,360	$3,465	$2,409

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2015	2014
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	$235	$68
Cash collateral deposits provided to counterparties for fuel contracts- noncurrent	Offset against Other noncurrent liabilities	600	198
Due to third parties for fuel contracts	Accrued liabilities	46	16

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$41	$(26)	$15	$—	$—	$—
Fuel derivative contracts	Other assets	$7	$—	$7	$—	$—	$—
Fuel derivative contracts	Accrued liabilities	$1,737	$(1,737)	$—	$1,258	$(1,258)	$—
Fuel derivative contracts	Other noncurrent liabilities	$985	$(985)	$—	$355	$(355)	$—
Interest rate derivative contracts	Other assets	$2	$—	$2	$13	$—	$13

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2015			December 31, 2014
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$26	$(26)	$—	$—	$—	$—
Fuel derivative contracts	Accrued liabilities	$2,380	$(1,737)	$643	$1,432	$(1,258)	$174
Fuel derivative contracts	Other noncurrent liabilities	$1,010	$(985)	$25	$916	$(355)	$561
Interest rate derivative contracts	Other noncurrent liabilities	$49	$—	$49	$61	$—	$61

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2015 and 2014:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Year ended				Year ended				Year ended
	December 31,				December 31,				December 31,
(in millions)	2015		2014		2015		2014		2015	2014
Fuel derivative contracts	$546	*	$749	*	$238	*	$22	*	$(9)	$7
Interest rate derivatives	4	*	6	*	13	*	14	*	(4)	(4)
Total	$550		$755		$251		$36		$(13)	$3

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2015	2014	on derivatives
Fuel derivative contracts	$444	$244	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2015, 2014, and 2013 of $124 million, $62 million, and $60 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2015, recorded in AOCI, were approximately $620 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2015.

Interest Rate Swaps

The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s, including AirTran Holdings', interest rate swap agreements for all periods presented was not material.

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

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $2 million are fair value hedges and are classified as a component of Other assets. The corresponding adjustment related to the net asset associated with the Company’s fair value hedges is to the carrying value of the long-term debt. Agreements totaling a net liability of $49 million are fair value hedges and cash flow hedges and are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI and fair value hedges is to the carrying value of the long-term debt. See Note 12.

There are also a number of interest rate swap agreements, which convert a portion of AirTran Holdings' floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, it pays fixed rates between 4.35 percent and 6.435 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2015, was $208 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date. The ineffectiveness associated with all of the Company’s interest rate cash flow hedges for all periods presented was not material.

During 2015, the Company terminated the fixed-to-floating interest rate swap agreements related to its$300 million 5.75% unsecured notes due 2016. The effect of this termination is such that the interest associated with the debt prospectively reverts back to its original fixed rate. As a result of the approximate $12 million gain realized on this transaction, which will be amortized over the remaining term of the corresponding unsecured notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense associated with these unsecured notes will significantly differ from the expense it would have recorded had the unsecured notes remained at floating rates.

During fourth quarter 2015, the Company entered into an interest rate swap agreement related to its $500 million 2.65% Notes due 2020. The primary objective for the Company's use of this interest rate hedge was to reduce the volatility of net interest expense by better matching the repricing of its assets and liabilities. Under this interest rate swap agreement, the Company pays LIBOR plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. This interest rate swap agreement qualifies as a fair value hedge. As a result of the fixed-to-floating interest rate swap agreement in place, the average floating rate recognized during 2015 was approximately 1.94 percent, based on actual and forward rates as of December 31, 2015.

The Company also has fixed-to-floating interest rate swap agreements in place associated with its $300 million 2.75% Notes due 2019 that are accounted for as fair value hedges. As a result of the fixed-to-floating interest rate swap agreements in place, the average floating rate recognized during 2015 was approximately 1.27 percent, based on actual and forward rates as of December 31, 2015.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2015, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2015, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$(562)	$(201)	$(176)	$(411)	$(159)	$20	$8	$(1,481)
Cash collateral held (by) CP	(284)	(159)	(56)	(299)	(37)	—	—	(835)
Aircraft collateral pledged to CP	(250)	—	—	—	—	—	—	(250)
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
Option to substitute LC for cash	N/A	>(500)(e)	(225) to (275)(e)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(125)	(75) to (150) or >(550)	(125) to (150) or >(550)	>(100)
Cash is received from CP	>50	>150	>175(c)	>250	>75	>0
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(0) to (150) or >(550)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	(150) to (550)	N/A

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
(h) The Company has the option of providing letters of credit in addition to aircraft collateral if the appraised value of the aircraft does not meet the collateral requirement.

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

As of December 31, 2015, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015, and December 31, 2014:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,337	$1,337	$—	$—
Commercial paper	200	—	200	—
Certificates of deposit	13	—	13	—
Eurodollar Time Deposits	33	—	33	—
Short-term investments:
Treasury bills	1,248	1,248	—	—
Certificates of deposit	220	—	220	—
Interest rate derivatives (see Note 10)	2	—	2	—
Fuel derivatives:
Swap contracts (b)	38	—	38	—
Swap contracts (c)	931	—	931	—
Option contracts (b)	10	—	—	10
Option contracts (c)	956	—	—	956
Other available-for-sale securities	93	66	—	27
Total assets	$5,081	$2,651	$1,437	$993
Liabilities
Fuel derivatives:
Swap contracts (c)	$(774)	$—	$(774)	$—
Option contracts (b)	(26)	—	—	(26)
Option contracts (c)	(2,616)	—	—	(2,616)
Interest rate derivatives (see Note 10)	(49)	—	(49)	—
Total liabilities	$(3,465)	$—	$(823)	$(2,642)

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.
(c) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,110	$1,110	$—	$—
Commercial paper	70	—	70	—
Certificates of deposit	4	—	4	—
Eurodollar Time Deposits	98	—	98	—
Short-term investments:
Treasury bills	1,450	1,450	—	—
Certificates of deposit	256	—	256	—
Interest rate derivatives (see Note 10)	13	—	13	—
Fuel derivatives:
Swap contracts (b)	455	—	455	—
Option contracts (b)	892	—	—	892
Other available-for-sale securities	95	63	—	32
Total assets	$4,443	$2,623	$896	$924
Liabilities
Fuel derivatives:
Swap contracts (b)	$(365)	$—	$(365)	$—
Option contracts (b)	(1,983)	—	—	(1,983)
Interest rate derivatives (see Note 10)	(61)	—	(61)	—
Total liabilities	$(2,409)	$—	$(426)	$(1,983)

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2015 or 2014. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 or 2014. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2015 and 2014:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2014	$(1,091)		$32	$(1,059)
Total losses (realized or unrealized)
Included in earnings	(646)		(1)	(647)
Included in other comprehensive income	(858)		—	(858)
Purchases	750	(a)	—	750
Sales	(196)	(a)	(4)	(200)
Settlements	365		—	365
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$(428)		$—	$(428)

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2013	$172		$44	$216
Total gains or (losses) (realized or unrealized)
Included in earnings	(439)		—	(439)
Included in other comprehensive income	(1,091)		3	(1,088)
Purchases	403	(a)	—	403
Sales	(155)	(a)	(15)	(170)
Settlements	19		—	19
Balance at December 31, 2014	$(1,091)		$32	$(1,059)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$(450)		$—	$(450)

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2015:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2016	26-47%
			2017	25-37%
			2018	16-31%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2015, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	$307	$319	Level 2
5.25% Convertible Senior Notes due 2016	111	324	Level 2
5.125% Notes due 2017	309	321	Level 2
French Credit Agreements due 2018 - 1.53%	25	25	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	17	17	Level 3
2.75% Notes due 2019	303	307	Level 2
Term Loan Agreement due 2019 - 6.315%	143	147	Level 3
Term Loan Agreement due 2019 - 4.84%	36	37	Level 3
2.65% Notes due 2020	494	493	Level 2
Term Loan Agreement due 2020 - 5.223%	329	323	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	257	253	Level 3
Pass Through Certificates due 2022 - 6.24%	340	382	Level 2
7.375% Debentures due 2027	132	154	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2015 and 2014:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(20)	$(58)	$65	$8	$2	$(3)
Changes in fair value	(1,191)	(10)	(24)	—	454	(771)
Reclassification to earnings	34	23	—	—	(21)	36
Balance at December 31, 2014	$(1,177)	$(45)	$41	$8	$435	$(738)
Changes in fair value	(867)	(5)	(19)	(2)	329	(564)
Reclassification to earnings	378	20	—	—	(147)	251
Balance at December 31, 2015	$(1,666)	$(30)	$22	$6	$617	$(1,051)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2015:

Year ended December 31, 2015
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$378	Fuel and oil expense
	140	Less: Tax expense
	$238	Net of tax
Unrealized loss on interest rate derivative instruments	$20	Interest expense
	7	Less: Tax expense
	$13	Net of tax

Total reclassifications for the period	$251	Net of tax

13. EMPLOYEE RETIREMENT PLANS

Defined Contribution Plans

Southwest has defined contribution plans covering substantially all of its Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code of 1986, as amended, which include Company matching contributions. In addition, the Southwest Airlines Co. ProfitSharing Plan (ProfitSharing Plan) is a defined contribution plan to which the Company may contribute a percentage of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the ProfitSharing Plan are allowed.

Company contributions to all defined contribution plans expensed in 2015, 2014, and 2013, reflected as a component of Salaries, wages, and benefits, were $945 million, $644 million, and $497 million, respectively.

Postretirement Benefit Plans

The Company provides postretirement benefits to qualified retirees in the form of medical and dental coverage. Employees must meet minimum levels of service and age requirements as set forth by the Company, or as specified in collective-bargaining agreements with specific workgroups. Employees meeting these requirements, as defined, may use accrued unused sick time to pay for medical and dental premiums from the age of retirement until age 65.

The following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2015 and 2014:

(in millions)	2015	2014
APBO at beginning of period	$169	$138
Service cost	11	10
Interest cost	7	7
Benefits paid	(6)	(4)
Actuarial loss	20	21
Settlements	$—	$(3)
APBO at end of period	$201	$169

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $5 million in 2016, $6 million in 2017, $7 million in 2018, $8 million in 2019, $9 million in 2020, and $71 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2015 and 2014.

(in millions)	2015	2014
Funded status	$(201)	$(169)
Unrecognized net actuarial gain	(31)	(53)
Unrecognized prior service cost	9	12
Accumulated other comprehensive income	22	41
Cost recognized on Consolidated Balance Sheet	$(201)	$(169)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2015, 2014, and 2013, included the following:

(in millions)	2015	2014	2013
Service cost	$11	$10	$30
Interest cost	7	7	4
Amortization of prior service cost	3	3	3
Recognized actuarial gain	(3)	(4)	(4)
Settlements	$—	$(1)	$—
Net periodic postretirement benefit cost	$18	$15	$33

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2015, 2014, and 2013:

	2015	2014	2013
Weighted-average discount rate	4.50%	4.10%	5.05%
Assumed healthcare cost trend rate (1)	7.08%	6.88%	7.50%

(1)	The assumed healthcare cost trend rate is assumed to remain at 7.08% for 2016, then decline gradually to 5.19% by 2026 and remain level thereafter.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2015, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$3	$(2)
Increase (decrease) in the APBO	$29	$(24)
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate increased during 2015 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

(in millions)	2015	2014
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$4,429	$4,277
Other	62	51
Total deferred tax liabilities	4,491	4,328
DEFERRED TAX ASSETS:
Fuel derivative instruments	750	521
Capital and operating leases	81	125
Construction obligation	289	209
Accrued engine maintenance	74	83
Accrued employee benefits	541	334
State taxes	62	65
Business partner income	107	90
Other	97	119
Total deferred tax assets	2,001	1,546
Net deferred tax liability	$2,490	$2,782

The provision for income taxes is composed of the following:

(in millions)	2015	2014	2013
CURRENT:
Federal	$1,292	$203	$355
State	114	29	44
Total current	1,406	232	399
DEFERRED:
Federal	(97)	421	62
State	(11)	27	(6)
Total deferred	(108)	448	56
	$1,298	$680	$455

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2015	2014	2013
Tax at statutory U.S. tax rates	$1,218	$636	$423
Nondeductible items	15	9	10
State income taxes, net of federal benefit	66	37	25
Other, net	(1)	(2)	(3)
Total income tax provision	$1,298	$680	$455

The only periods subject to examination for the Company’s federal tax return are the 2014 and 2015 tax years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for its co-brand credit card agreement to apply the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective July 1, 2015.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 2, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 2, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Dallas, Texas
February 2, 2016

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2015
Operating revenues (a)(b)	$4,414	$5,111	$5,318	$4,977
Operating income	780	1,085	1,225	1,026
Income before income taxes	723	977	933	847
Net income	453	608	584	536
Net income per share, basic (a)(b)	0.67	0.91	0.89	0.83
Net income per share, diluted (a)(b)	0.66	0.90	0.88	0.82

	March 31	June 30	Sept. 30	Dec. 31
2014
Operating revenues (a)	$4,166	$5,011	$4,800	$4,628
Operating income	215	775	614	621
Income before income taxes	244	746	525	302
Net income	152	465	329	190
Net income per share, basic (a)	0.22	0.67	0.48	0.28
Net income per share, diluted (a)	0.22	0.67	0.48	0.28

(a) Includes a change in estimate, recorded on a prospective basis, effective October 1, 2014, which increased Passenger revenues by approximately $43 million, $41 million, and $30 million, and increased both Basic and Diluted net income per share by approximately $.03, $.03, and $.02 for first, second, and third quarters of 2015, respectively. Also, as a result, fourth quarter 2014 Passenger revenues increased by approximately $55 million and both Basic and Diluted net income per share for the period increased by $.04. See Note 1 for further detail.

(b) Includes the impact of the July 2015 amended Agreement with Chase and the resulting change in accounting methodology. The impact of this change during third quarter and fourth quarter 2015 resulted in increases to Operating revenue of approximately $303 million and $124 million, and increased both Basic and Diluted net income per share by approximately $.24 and $.10, respectively. See Note 1 for further detail.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,294,804	(1)	$13.44	(2)	32,761,701	(3)
Equity Compensation Plans not Approved by Security Holders	12,548		$13.25		—
Total	2,307,352		$13.44	(2)	32,761,701

(1)	Includes 809,727 shares of common stock issuable upon exercise of outstanding stock options and 1,485,077 restricted share units settleable in shares of the Company’s common stock.

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 9,995,360 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 22,765,741 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,265,178 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.2
Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 1-7259)).

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended

December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

(File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)); Supplemental Agreements Nos. 89 and 90 (incorporated by reference to Exhibits 10.1(a) and 10.1(b), respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 91 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7259)); Supplemental Letter Agreement No. 1810-LA-1501773 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 92 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

10.2
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3
Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.4
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 1, 2011 (File No. 1-7259)). (2)

10.5
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.6
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.7
Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.8
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.9	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)

10.10
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.11	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.12
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.13
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.14
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2015) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)). (2)

10.15
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.16
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.17
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 1-7259)).

10.18
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

10.18(a)	Supplemental Agreement No. 4 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.19	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.20
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 19, 2014 (File No. 1-7259)). (2)

10.21
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

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

SOUTHWEST AIRLINES CO.

February 2, 2016	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 2, 2016, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ GARY C. KELLY	Chairman of the Board, President, & Chief Executive Officer (Principal Executive Officer)
Gary C. Kelly

/s/ TAMMY ROMO	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ RON RICKS	Vice Chairman of the Board
Ron Ricks

/s/ DAVID W. BIEGLER	Director
David W. Biegler

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ JOHN G. DENISON	Director
John G. Denison

/s/ THOMAS W. GILLIGAN	Director
Thomas W. Gilligan

/s/ NANCY B. LOEFFLER	Director
Nancy B. Loeffler

/s/ JOHN T. MONTFORD	Director
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

4.2
Indenture dated as of February 14, 2005, between the Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 14, 2005 (File No. 1-7259)).

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements

Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

(File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)); Supplemental Agreements Nos. 89 and 90 (incorporated by reference to Exhibits 10.1(a) and 10.1(b), respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 91 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7259)); Supplemental Letter Agreement No. 1810-LA-1501773 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 92 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

10.2
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3
Southwest Airlines Co. 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-7259)). (2)

10.4
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 1, 2011 (File No. 1-7259)). (2)

10.5
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.6
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.7
Southwest Airlines Co. 2002 Bonus SWAPA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 27, 2002 (File No. 333-98761)).

10.8
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.9	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)

10.10
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.11	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.12
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.13
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.14
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated effective for plan years beginning on and after January 1, 2015) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)). (2)

10.15
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.16
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.17
$1,000,000,000 Revolving Credit Facility Agreement among the Company, The Banks Party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Bank, N.A., as Documentation Agents, Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and Citibank, N.A., as Paying Agent, dated as of April 2, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 4, 2013 (File No. 1-7259)).

10.18
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

10.18(a)	Supplemental Agreement No. 4 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.19	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.20
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 19, 2014 (File No. 1-7259)). (2)

10.21
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

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