Form 10-Q
period 2016-03-31
SOUTHWEST AIRLINES CO
filed 2016-04-29
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of Common Stock outstanding as of the close of business on April 26, 2016: 638,686,803

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,388	$1,583
Short-term investments	1,194	1,468
Accounts and other receivables	511	474
Inventories of parts and supplies, at cost	289	311
Prepaid expenses and other current assets	192	188
Total current assets	4,574	4,024

Property and equipment, at cost:
Flight equipment	19,735	19,462
Ground property and equipment	3,308	3,219
Deposits on flight equipment purchase contracts	1,202	1,089
Assets constructed for others	986	915
	25,231	24,685
Less allowance for depreciation and amortization	9,267	9,084
	15,964	15,601
Goodwill	970	970
Other assets	733	717
	$22,241	$21,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,153	$1,188
Accrued liabilities	2,472	2,591
Air traffic liability	3,675	2,990
Current maturities of long-term debt	953	637
Total current liabilities	8,253	7,406

Long-term debt less current maturities	2,355	2,541
Deferred income taxes	2,609	2,490
Construction obligation	825	757
Other noncurrent liabilities	703	760
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,387	1,374
Retained earnings	9,872	9,409
Accumulated other comprehensive loss	(894)	(1,051)
Treasury stock, at cost	(3,677)	(3,182)
Total stockholders' equity	7,496	7,358
	$22,241	$21,312
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2016	2015
OPERATING REVENUES:
Passenger	$4,398	$4,178
Freight	42	44
Other	386	192
Total operating revenues	4,826	4,414

OPERATING EXPENSES:
Salaries, wages, and benefits	1,539	1,419
Fuel and oil	852	877
Maintenance materials and repairs	262	229
Aircraft rentals	59	60
Landing fees and other rentals	302	285
Depreciation and amortization	290	244
Acquisition and integration	—	23
Other operating expenses	578	497
Total operating expenses	3,882	3,634

OPERATING INCOME	944	780

OTHER EXPENSES (INCOME):
Interest expense	30	32
Capitalized interest	(11)	(6)
Interest income	(5)	(1)
Other (gains) losses, net	114	32
Total other expenses (income)	128	57

INCOME BEFORE INCOME TAXES	816	723
PROVISION FOR INCOME TAXES	305	270

NET INCOME	$511	$453

NET INCOME PER SHARE, BASIC	$0.80	$0.67

NET INCOME PER SHARE, DILUTED	$0.79	$0.66

COMPREHENSIVE INCOME	$668	$449

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	641	674
Diluted	648	682

Cash dividends declared per common share	$.075	$.060
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$511	$453
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	290	244
Unrealized/realized (gain) loss on fuel derivative instruments	88	11
Deferred income taxes	26	19
Changes in certain assets and liabilities:
Accounts and other receivables	(21)	(130)
Other assets	4	13
Accounts payable and accrued liabilities	313	177
Air traffic liability	685	717
Cash collateral provided to derivative counterparties	(231)	(17)
Other, net	(49)	(35)
Net cash provided by operating activities	1,616	1,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(438)	(573)
Assets constructed for others	(11)	(22)
Purchases of short-term investments	(256)	(316)
Proceeds from sales of short-term and other investments	530	609
Net cash used in investing activities	(175)	(302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	11	13
Proceeds from termination of interest rate derivative instruments	—	12
Reimbursement for assets constructed for others	10	2
Payments of long-term debt and capital lease obligations	(56)	(51)
Payments of cash dividends	(96)	(81)
Repayment of construction obligation	(2)	(2)
Repurchase of common stock	(500)	(300)
Other, net	(3)	—
Net cash used in financing activities	(636)	(407)

NET CHANGE IN CASH AND CASH EQUIVALENTS	805	743

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,583	1,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,388	$2,025

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$27	$32
Income taxes	$73	$111

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital leases	$169	$41
Assets constructed for others	$60	$43
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2016 and 2015 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2015.

2.    NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING OR ESTIMATES

New accounting pronouncements
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is part of the FASB effort to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the new guidance and plans to provide additional information at a future date.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company believes the most significant impact of this ASU will be the presentation of operating leases with durations greater than twelve months, with certain exceptions, on the balance sheet. The Company is evaluating the new guidance and plans to provide additional information about its expected financial impact at a future date.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. The Company currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liability associated with flight points earned by Customers with a relative fair value approach, resulting in a significant increase in the liability. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

Changes in accounting or estimates
Southwest sells frequent flyer points and related services to companies participating in its frequent flyer program. Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under this method, the Company estimated the portion of the amounts received from the sale of frequent flyer points that related to free travel and these amounts were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. On July 1, 2015, the Company executed an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. This material modification triggered an accounting change under ASU No. 2009-13, which is recorded on a prospective basis. The impact of the accounting change is that the Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team). The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

The Company followed the transition approach of ASU No. 2009-13, which required that the Company adjust the existing deferred revenue balance to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the residual method. The estimated impacts on revenue and earnings from this change in accounting principle for the three months ended March 31, 2016 are as follows:

(in millions, except per share amounts)	Three months ended March 31, 2016
Passenger revenue	$(54)
Other revenue	169
Operating revenues	$115
Net income	$62
Net income per basic share	$0.10
Net income per diluted share	$0.09

At the end of December 2015, the Company revised its future firm delivery schedule by adding 33 Boeing 737-800 aircraft and converting all of its remaining Boeing 737-700 firm orders to 737-800s. Furthermore, in first quarter 2016, the Company made the decision to further simplify its operations and resolve uncertainty surrounding Federal Aviation Administration ("FAA") pilot training requirements for flying both its Classic Boeing 737-300 and Boeing 737-8 aircraft, which is scheduled to be added to the Company’s fleet in mid-2017. These decisions have resulted in the Company accelerating the retirement of its less-efficient Boeing 737-300 fleet to no later than third quarter 2017, versus the original scheduled retirement of this fleet that had extended out to 2021. This change in retirement dates is considered a change in estimate and has been accounted for on a prospective basis as of the dates the decisions were finalized. Therefore, the Company has recorded and will record accelerated depreciation expense over the remainder of the useful lives for each aircraft and related parts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The estimated impacts on expense and earnings from this change in assumption for the three months ended March 31, 2016 are as follows:

(in millions, except per share amounts)	Three months ended March 31, 2016
Depreciation expense	$28
Net income	$(15)
Net income per basic share	$(0.02)
Net income per diluted share	$(0.02)

The estimated impact of the acceleration of retirement dates for these aircraft for the remainder of 2016 is an approximate $88 million increase to Depreciation and amortization expense.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended March 31, 2016, the Company had fuel derivative instruments in place for up to 15 percent of its fuel consumption. As of March 31, 2016, the Company also has fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 60 percent of its remaining 2016 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2016 through 2018 on an “economic” basis:

	Fuel hedged as of
	March 31, 2016	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2016
Remainder of 2016	884	Brent crude oil and Gulf Coast jet fuel
2017	1,269	WTI crude and Brent crude oil
2018	731	Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2015, or during the three months ended March 31, 2016.

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, in certain prior periods, the Company's routine statistical analysis performed to determine which commodities qualified for special hedge accounting treatment on a prospective basis dictated that WTI crude oil based derivatives no longer qualified for hedge accounting. This was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices fell below established thresholds, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, the changes in fair value of all of the Company's derivatives based in WTI were recorded directly to Other (gains) losses on a prospective basis. The Company's routine statistical analysis performed for the three months ended March 31, 2016, dictated that all commodities currently being utilized by the Company do qualify for hedge accounting.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2016	12/31/2015	3/31/2016	12/31/2015
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$1	$2	$—	$—
Fuel derivative contracts (gross)	Other assets	6	2	26	—
Fuel derivative contracts (gross)	Accrued liabilities	74	107	548	526
Fuel derivative contracts (gross)	Other noncurrent liabilities	54	55	498	658
Interest rate derivative contracts	Other assets	16	2	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	46	49
Total derivatives designated as hedges		$151	$168	$1,118	$1,233
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$29	$39	$19	$26
Fuel derivative contracts (gross)	Other assets	39	5	—	—
Fuel derivative contracts (gross)	Accrued liabilities	920	1,395	1,390	1,854
Fuel derivative contracts (gross)	Other noncurrent liabilities	298	330	348	352
Total derivatives not designated as hedges		$1,286	$1,769	$1,757	$2,232
Total derivatives		$1,437	$1,937	$2,875	$3,465
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2016	2015
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$9	$—
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	4	—
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	586	235
Cash collateral deposits provided to counterparties for fuel contracts - noncurrent	Offset against Other noncurrent liabilities	494	600
Due to third parties for fuel contracts	Accounts payable	53	46

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2016			December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$30	$(28)	$2	$41	$(26)	$15
Fuel derivative contracts	Other assets	$45	$(30)	$15	$7	$—	$7
Fuel derivative contracts	Accrued liabilities	$1,580	$(1,580)	$—	$1,737	$(1,737)	$—
Fuel derivative contracts	Other noncurrent liabilities	$846	$(846)	$—	$985	$(985)	$—
Interest rate derivative contracts	Other assets	$16	$—	$16	$2	$—	$2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2016			December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$28	$(28)	$—	$26	$(26)	$—
Fuel derivative contracts	Other assets	$30	$(30)	$—	$—	$—	$—
Fuel derivative contracts	Accrued liabilities	$1,938	$(1,580)	$358	$2,380	$(1,737)	$643
Fuel derivative contracts	Other noncurrent liabilities	$846	$(846)	$—	$1,010	$(985)	$25
Interest rate derivative contracts	Other noncurrent liabilities	$46	$—	$46	$49	$—	$49
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2016		2015		2016		2015		2016	2015
Fuel derivative contracts	$36	*	$48	*	$195	*	$45	*	$4	$(13)
Interest rate derivatives	5	*	4	*	2	*	3	*	—	(1)
Total	$41		$52		$197		$48		$4	$(14)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	March 31,		recognized in income
(in millions)	2016	2015	on derivatives
Fuel derivative contracts	$76	$19	Other (gains) losses, net

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2016 and 2015 of $35 million and $26 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2016, recorded in AOCI, were approximately $547 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2016.

Interest rate swaps
The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s interest rate hedges for all periods presented was not material.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. For example, at March 31, 2016, the Company had chosen to provide all of its collateral in the form of cash postings, although it could have chosen to provide aircraft and/or letters of credit for a significant portion of its collateral posted.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2016, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(565)	$(183)	$(118)	$(415)	$(145)	$15	$3	$(1,408)
Cash collateral held from (by) CP	(544)	(140)	(12)	(355)	(31)	15	—	(1,067)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
Option to substitute LC for cash	N/A	>(500)(e)	(225) to (275)(e)	(75) to (150) or >(550)(e)	(75) to (150) or >(550)(e)	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(125)	(75) to (150) or >(550)	(125) to (150) or >(550)	>(100)
Cash is received from CP	>50	>150	>175(c)	>250	>75	>0
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(0) to (150) or >(550)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	(150) to (550)	N/A
(a) Individual counterparties with fair value of fuel derivatives <$5 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three months ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31,
(in millions)	2016	2015
NET INCOME	$511	$453
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $93 and ($1)	160	(3)
Unrealized loss on interest rate derivative instruments, net of deferred taxes of ($1) and $-	(3)	(1)
Total other comprehensive income (loss)	$157	$(4)
COMPREHENSIVE INCOME	$668	$449

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2016:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(1,666)	$(30)	$22	$6	$617	$(1,051)
Changes in fair value	(57)	(8)	—	—	25	(40)
Reclassification to earnings	310	4	—	—	(117)	197
Balance at March 31, 2016	$(1,413)	$(34)	$22	$6	$525	$(894)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2016:

Three months ended March 31, 2016
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$310	Fuel and oil expense
	115	Less: Tax Expense
	$195	Net of tax
Unrealized loss on interest rate derivative instruments	$4	Interest expense
	2	Less: Tax Expense
	$2	Net of tax

Total reclassifications for the period	$197	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2016	December 31, 2015
Intangible assets	$460	$464
Non-current investments	41	40
Other	232	213
Other assets	$733	$717

(in millions)	March 31, 2016	December 31, 2015
Accounts payable trade	$191	$178
Salaries payable	171	173
Taxes payable	246	179
Aircraft maintenance payable	75	168
Fuel payable	49	48
Other payables	421	442
Accounts payable	$1,153	$1,188

(in millions)	March 31, 2016	December 31, 2015
ProfitSharing and savings plans	$798	$655
Aircraft and other lease related obligations	50	74
Vacation pay	314	309
Accrued union bonuses	244	329
Health	80	86
Derivative contracts	358	643
Workers compensation	191	187
Property and income taxes	232	62
Other	205	246
Accrued liabilities	$2,472	$2,591

(in millions)	March 31, 2016	December 31, 2015
Postretirement obligation	$206	$201
Non-current lease-related obligations	155	165
Other deferred compensation	168	179
Deferred gains from sale and leaseback of aircraft	40	43
Derivative contracts	46	74
Other	88	98
Other noncurrent liabilities	$703	$760

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended March 31,
	2016	2015
NUMERATOR:
Net income	$511	$453
Incremental income effect of interest on 5.25% convertible notes	1	1
Net income after assumed conversion	$512	$454

DENOMINATOR:
Weighted-average shares outstanding, basic	641	674
Dilutive effect of Employee stock options and restricted stock units	1	2
Dilutive effect of 5.25% convertible notes	6	6
Adjusted weighted-average shares outstanding, diluted	648	682

NET INCOME PER SHARE:
Basic	$0.80	$0.67
Diluted	$0.79	$0.66

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be substantially completed by mid-2017. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County. As of March 31, 2016, the Company had recorded construction costs related to the project of $40 million.
Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provided a new five-gate international terminal with international passenger processing facilities, expansion of the security checkpoint, and upgrades to the Southwest Airlines ticket counter area. The project cost approximately $156 million, and the Company provided the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

facility is waived from the initial occupancy until the expiration of the Lease. However, the City has the option at any time during the term of the Lease to reimburse the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, a small portion of the project qualified for rental credits that have been utilized against the Company’s 2016 lease payments at the airport. Construction was effectively completed in October 2015, at which time the Company began operating from the new facility.

As a result of its significant involvement in the Houston Hobby project, the Company determined that it is the owner of the facility for accounting purposes. As such, during construction, the Company recorded expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others, in the unaudited Condensed Consolidated Statement of Cash Flows. As of March 31, 2016, the Company had recorded construction expenditures related to Houston Hobby of $147 million.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014 and is estimated to be completed during 2018. The Company has determined that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company for the non-proprietary renovations, while the Company will not be reimbursed for proprietary renovations. As a result, $240 million of costs incurred as of March 31, 2016, to fund the Project, are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
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

Although the City of Dallas received commitments from various sources that are helping to fund portions of this LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used are from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of March 31, 2016, $439 million of principal remained outstanding.

In conjunction with the Company's significant presence at Dallas Love Field, the Company agreed to manage the majority of the LFMP project. Based on the pertinent factors in place at the time the agreement was made, the Company utilized the accounting guidance provided for lessees involved in asset construction. As of March 31, 2016, the Company had recorded LFMP construction costs of $538 million within Assets constructed for others and had recorded a liability of $524 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction,

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. A portion of these payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows. The imputed interest rate associated with construction obligation was nominal for the three months ended March 31, 2016 and the year ended December 31, 2015.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project. As of March 31, 2016, the Company had recorded LFMP parking construction expenditures of $27 million within Assets constructed for others with a corresponding increase to Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service ("IRS"). The Company's management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any adjustments presented by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

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

As of March 31, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by Section 415 of the Internal Revenue Code of 1986, as amended. Payments under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of the assets in the Company’s earnings.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016, and December 31, 2015:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$2,183	$2,183	$—	$—
Commercial paper	125	—	125	—
Certificates of deposit	10	—	10	—
Eurodollar time deposits	70	—	70	—
Short-term investments:
Treasury bills	968	968	—	—
Certificates of deposit	226	—	226	—
Interest rate derivatives	16	—	16	—
Fuel derivatives:
Swap contracts (b)	28	—	28	—
Swap contracts (c)	644	—	644	—
Option contracts (b)	47	—	—	47
Option contracts (c)	702	—	—	702
Other available-for-sale securities	89	63	—	26
Total assets	$5,108	$3,214	$1,119	$775
Liabilities
Fuel derivatives:
Swap contracts (c)	$(599)	$—	$(599)	$—
Option contracts (b)	(45)	—	—	(45)
Option contracts (c)	(2,185)	—	—	(2,185)
Interest rate derivatives	(46)	—	(46)	—
Total liabilities	$(2,875)	$—	$(645)	$(2,230)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability. See Note 3.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,337	$1,337	$—	$—
Commercial paper	200	—	200	—
Certificates of deposit	13	—	13	—
Eurodollar time deposits	33	—	33	—
Short-term investments:
Treasury bills	1,248	1,248	—	—
Certificates of deposit	220	—	220	—
Interest rate derivatives (see Note 3)	2	—	2	—
Fuel derivatives:
Swap contracts (b)	38	—	38	—
Swap contracts (c)	931	—	931	—
Option contracts (b)	10	—	—	10
Option contracts (c)	956	—	—	956
Other available-for-sale securities	93	66	—	27
Total assets	$5,081	$2,651	$1,437	$993
Liabilities
Fuel derivatives:
Swap contracts (c)	$(774)	$—	$(774)	$—
Option contracts (b)	(26)	—	—	(26)
Option contracts (c)	(2,616)	—	—	(2,616)
Interest rate derivatives (see Note 3)	(49)	—	(49)	—
Total liabilities	$(3,465)	$—	$(823)	$(2,642)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.
(c) In the unaudited Consolidated Balance Sheet amounts are presented as a net liability. See Note 3.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2016, or the year ended December 31, 2015. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the three months ended March 31, 2016, or the year ended December 31, 2015. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
Total losses (realized or unrealized)
Included in earnings	(34)		—	(34)
Included in other comprehensive income	(52)		(1)	(53)
Purchases	71	(a)	—	71
Sales	(29)	(a)	—	(29)
Settlements	239		—	239
Balance at March 31, 2016	$(1,481)		$26	$(1,455)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2016	$21		$—	$21
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2016:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second quarter 2016	22-42%
			Third quarter 2016	33-43%
			Fourth quarter 2016	32-43%
			2017	28-41%
			2018	23-32%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2016, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	$305	$314	Level 2
5.25% Convertible Senior Notes due 2016	111	335	Level 2
5.125% Notes due 2017	307	317	Level 2
French Credit Agreements due 2018 - 1.53%	25	25	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	15	15	Level 3
2.75% Notes due 2019	303	312	Level 2
Term Loan Agreement due 2019 - 6.315%	134	138	Level 3
Term Loan Agreement due 2019 - 4.84%	32	34	Level 3
2.65% Notes due 2020	514	526	Level 2
Term Loan Agreement due 2020 - 5.223%	318	313	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	245	242	Level 3
Pass Through Certificates due 2022 - 6.24%	331	374	Level 2
7.375% Debentures due 2027	131	159	Level 2

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2016 and 2015 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2016	2015	Change
Revenue passengers carried	28,603,479	26,442,996	8.2%
Enplaned passengers	34,628,441	32,098,958	7.9%
Revenue passenger miles (RPMs) (000s)(1)	28,408,164	25,860,866	9.9%
Available seat miles (ASMs) (000s)(2)	35,268,149	32,297,465	9.2%
Load factor(3)	80.5%	80.1%	0.4	pts
Average length of passenger haul (miles)	993	978	1.5%
Average aircraft stage length (miles)	757	739	2.4%
Trips flown	314,537	296,570	6.1%
Seats flown(4)	46,101,321	43,244,404	6.6%
Seats per trip(5)	146.57	145.82	0.5%
Average passenger fare(11)	$153.75	$158.01	(2.7)%
Passenger revenue yield per RPM (cents)(6)(11)	15.48	16.16	(4.2)%
Operating revenues per ASM (cents)(7)	13.68	13.67	0.1%
Passenger revenue per ASM (cents)(8)(11)	12.47	12.94	(3.6)%
Operating expenses per ASM (cents)(9)	11.01	11.25	(2.1)%
Operating expenses per ASM, excluding fuel (cents)	8.59	8.53	0.7%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.15	8.14	0.1%
Fuel costs per gallon, including fuel tax	$1.80	$2.01	(10.4)%
Fuel costs per gallon, including fuel tax, economic	$1.78	$2.00	(11.0)%
Fuel consumed, in gallons (millions)	472	434	8.8%
Active fulltime equivalent Employees	50,911	47,005	8.3%
Aircraft at end of period(10)	714	679	5.2%

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
(7) Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues," this is a measure of operating revenue production based on the total available seat miles flown during a particular period.
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
(10) Aircraft in the Company's fleet at period end.
(11) Refer to Note 2 to the unaudited Condensed Consolidated Financial Statements for additional information regarding the impact from the July 2015 amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. ("Chase").

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2016	2015	Change
Fuel and oil expense, unhedged	$577	$830
Add: Fuel hedge (gains) losses included in Fuel and oil expense	275	47
Fuel and oil expense, as reported	$852	$877
Deduct: Net impact from fuel contracts	(8)	(4)
Fuel and oil expense, non-GAAP (economic)	$844	$873	(3.3)%

Total operating expenses, as reported	$3,882	$3,634
Deduct: Contracts settling in the current period, but for which gains have been recognized in a prior period*	(8)	(4)
Deduct: Acquisition and integration costs	—	(23)
Add: Litigation settlement	—	37
Total operating expenses, non-GAAP	$3,874	$3,644	6.3%

Operating income, as reported	$944	$780
Add: Contracts settling in the current period, but for which gains have been recognized in a prior period*	8	4
Add: Acquisition and integration costs	—	23
Deduct: Litigation settlement	—	(37)
Operating income, non-GAAP	$952	$770	23.6%

Net income, as reported	$511	$453
Add: Mark-to-market impact from fuel contracts settling in future periods	76	19
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	4	(13)
Add: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	8	4
Deduct: Income tax impact of fuel contracts	(32)	(3)
Add: Acquisition and integration costs (a)	—	14
Deduct: Litigation settlement (a)	—	(23)
Net income, non-GAAP	$567	$451	25.7%

Net income per share, diluted, as reported	$0.79	$0.66
Add: Net impact to net income above from fuel contracts divided by dilutive shares (a)	0.09	0.01
Deduct: Impact of special items (a)	—	(0.01)
Net income per share, diluted, non-GAAP	$0.88	$0.66	33.3%

Operating expenses per ASM (cents)	11.01 ¢	11.25 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.42)	(2.72)
Add: Impact of special items	—	0.05
Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items (cents)	8.59 ¢	8.58 ¢	0.1%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(a) Amounts net of tax.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	March 31, 2016	March 31, 2015
Operating income, as reported	$4,280	$2,790
Deduct: Special revenue adjustment (1)	(172)	—
Add: Union contract bonuses	334	9
Add (Deduct): Net impact from fuel contracts	(319)	23
Add: Acquisition and integration costs	16	132
Deduct: Litigation settlement	—	(37)
Operating income, non-GAAP	$4,139	$2,917
Net adjustment for aircraft leases (2)	115	123
Adjustment for fuel hedge accounting	(133)	(71)
Adjusted Operating income, non-GAAP	$4,121	$2,969

Average invested capital (3)	$11,250	$11,288
Equity adjustment for hedge accounting	1,082	289
Adjusted average invested capital	$12,332	$11,577

ROIC, pre-tax	33.4%	25.6%
(1) One-time adjustment related to the execution of the Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(2) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft).
(3) Average invested capital is an average of the five most recent quarter end balances of debt, net present value of aircraft leases, and equity adjusted for hedge accounting.

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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Note 3 to the unaudited Condensed Consolidated Financial Statements.

In addition to its “economic” financial measures, as defined above, the Company has also provided other non-GAAP financial measures, including results that it refers to as “excluding special items,” as a result of items that the Company believes are not indicative of its ongoing operations. These include a one-time special revenue adjustment due to the Agreement with Chase and the resulting change in accounting methodology, union contract bonuses recorded for certain workgroups, expenses associated with the Company's acquisition and integration of AirTran incurred in 2015, and a gain resulting from a litigation settlement received in January 2015. The Company believes that evaluation of its financial performance can be enhanced by a presentation of results that exclude the impact of these items in order to evaluate the results on a comparative basis with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The Company does not expect to incur any further Acquisition and integration costs related to the AirTran acquisition.
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

Financial Overview

The Company recorded first quarter GAAP and non-GAAP results for 2016 and 2015 as follows:

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2016	2015	Percent Change
Operating income	$944	$780	21.0%
Net income	$511	$453	12.8%
Net income per share, diluted	$0.79	$0.66	19.7%

Non-GAAP
Operating income	$952	$770	23.6%
Net income	$567	$451	25.7%
Net income per share, diluted	$0.88	$0.66	33.3%

First quarter 2016 Net income was a Company first quarter record of $511 million, a 12.8 percent increase year-over-year, or $0.79 per diluted share. This increase was primarily attributable to a 9.3 percent increase in Operating revenues, driven by year-over-year capacity growth, strong demand for low-fare air travel, and the impact of the Agreement with Chase and a resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Also contributing to this first quarter record Net income was a 2.9 percent reduction in fuel expense as a result of lower market prices. Excluding special items in both years, first quarter 2016 non-GAAP Net income was a Company first quarter record of $567 million, a 25.7 percent increase year-over-year, or $0.88 per diluted share. This marked the twelfth consecutive quarter during which the Company produced record non-GAAP Net income for the applicable fiscal quarter. First quarter 2016 Operating income was $944 million and first quarter 2016 non-GAAP Operating income was $952 million. Both GAAP and non-GAAP Operating income results were also Company first quarter records and significantly surpassed the prior year performance.

For the twelve months ended March 31, 2016, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 33.4 percent pre-tax Return on invested capital, excluding special items ("ROIC"), exceeding the Company's pre-tax ROIC of 25.6 percent for the twelve months ended March 31, 2015.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Company Overview
During first quarter 2016, the Company was awarded four slot pairs and added scheduled service to Long Beach, California (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports). Long Beach marked the fifth airport in the Los Angeles Basin with Southwest service. Additionally, during March 2016, the Company filed an application with the U.S. Department of Transportation requesting governmental approval to serve Havana, Cuba with daily nonstop flights from Ft. Lauderdale-Hollywood International Airport, Tampa Bay International Airport, and Orlando International Airport. The Company also applied to serve Varadero and Santa Clara, Cuba from Ft. Lauderdale. Subject to governmental approval, the Company intends to initiate service to Cuba later this year.

During February 2016, the Company's approximately 12,000 Ramp, Operations, Provisioning, and Cargo Agents, represented by the Transport Workers Union ("TWU") Local 555, ratified a new collective bargaining agreement with the Company. The newly ratified contract becomes amendable in 2021. Additionally, during February 2016, the

Company's Flight Instructors, represented by TWU Local 557, ratified a new collective bargaining agreement with the Company. The newly ratified contract becomes amendable December 31, 2019.

The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. For 2016, the Company plans to grow the fleet to approximately 720 aircraft, and increase ASMs five to six percent year-over-year. The Company currently expects its second quarter 2016 ASMs to increase four to five percent, compared with second quarter 2015.
During first quarter 2016, the Company took delivery of seven new Boeing 737-800 aircraft and 13 pre-owned Boeing 737-700 aircraft. The Company also retired ten Boeing 737 Classic (737-300 and 737-500) aircraft. Additionally, the Company currently expects to take delivery of 31 new 737-800 aircraft and eight pre-owned 737-700 aircraft during the remainder of 2016. As of March 31, 2016, all of AirTran's 88 Boeing 717-200 aircraft ("B717s") had been delivered to Delta pursuant to a lease/sublease agreement.
During first quarter 2016, the Company continued to return significant value to its Shareholders through a $500 million accelerated share repurchase program, which was launched in January 2016 with a financial institution in a privately negotiated transaction ("First Quarter 2016 ASR Program"), and dividend payments totaling $96 million. In total, the Company received 11.9 million shares under the First Quarter 2016 ASR Program, which was completed in April 2016. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. As of March 31, 2016, the Company had $200 million remaining under its existing $1.5 billion share repurchase program, which was approved by the Company's Board of Directors in May 2015.

On April 26, 2016, the Company launched a new accelerated share repurchase program by advancing $200 million to a financial institution in a privately negotiated transaction ("Second Quarter 2016 ASR Program"). The Company received an initial delivery of 3.2 million shares, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2016 ASR Program. The specific number of shares that the Company ultimately will repurchase under the Second Quarter 2016 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than May 2016. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. Subsequent to the launch of the Second Quarter 2016 ASR Program, the Company had no amounts remaining under its existing $1.5 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorizations.

Material Changes in Results of Operations

Comparison of three months ended March 31, 2016 and March 31, 2015

Operating revenues

Passenger revenues for first quarter 2016 increased $220 million, or 5.3 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 9.2 percent increase in capacity, as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by a Company first quarter record Load factor of 80.5 percent. On a unit basis, Passenger revenue decreased 3.6 percent, year-over-year, largely driven by a 4.2 percent decrease in Passenger revenue yield, year-over-year, which includes the $54 million impact of the Agreement with Chase and the resulting change in accounting in Passenger revenues.

Freight revenues for first quarter 2016 decreased by $2 million, or 4.5 percent, compared with first quarter 2015, primarily due to sluggish demand. Based on current trends, the Company expects second quarter 2016 Freight revenues to increase compared with second quarter 2015.

Other revenues for first quarter 2016 increased 101.0 percent year-over-year, primarily as a result of the Agreement with Chase and the resulting change in accounting methodology. The Agreement resulted in an acceleration of the timing of Operating revenues on a prospective basis beginning as of July 1, 2015. The transportation element of the consideration received is now allocated a lower relative value, resulting in a reduction in the revenues classified as Passenger on a prospective basis, and the higher relative value associated with the non-transportation elements results in an increase in the portion of revenues classified as Other within the unaudited Condensed Consolidated Statement of Comprehensive Income. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Excluding the impact of the Agreement with Chase, Other revenues increased primarily due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. The Company currently expects Other revenues in second quarter 2016 to increase, compared with second quarter 2015, largely as a result of the Agreement with Chase.

While some yield softness has continued into April, demand for low-fare air travel, thus far, remains strong. Based on current booking and revenue trends, and including the approximate $125 million estimated second quarter 2016 effect of the co-branded credit card agreements, including the resulting change in accounting methodology, the Company is currently expecting a modest increase in its second quarter 2016 operating unit revenues as compared with second quarter 2015.

Operating expenses

Operating expenses for first quarter 2016 increased by $248 million, or 6.8 percent, compared with first quarter 2015, while capacity increased 9.2 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2016 and 2015, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended March 31,				Per ASM	Percent
(in cents, except for percentages)	2016		2015		change	change
Salaries, wages, and benefits	4.36	¢	4.39	¢	(0.03)¢	(0.7)%
Fuel and oil	2.42		2.72		(0.30)	(11.0)
Maintenance materials and repairs	0.74		0.71		0.03	4.2
Aircraft rentals	0.17		0.19		(0.02)	(10.5)
Landing fees and other rentals	0.86		0.88		(0.02)	(2.3)
Depreciation and amortization	0.82		0.76		0.06	7.9
Acquisition and integration	—		0.07		(0.07)	n.m.
Other operating expenses	1.64		1.53		0.11	7.2
Total	11.01	¢	11.25	¢	(0.24)¢	(2.1)%

Operating expenses per ASM for first quarter 2016 decreased 2.1 percent compared with first quarter 2015, primarily due to lower jet fuel prices. Operating expenses per ASM for first quarter 2016, excluding fuel and special items (a non-GAAP financial measure), were relatively flat year-over-year. Based on current cost trends, the Company expects its unit costs, excluding fuel and oil expense, profitsharing expense, and special items for second quarter 2016 and full year 2016, to increase approximately two percent, and approximately one percent, respectively, as compared with the same year-ago periods and largely due to accelerated depreciation expense associated with the planned early retirement of the Classic 737-300 fleet. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
Salaries, wages, and benefits expense for first quarter 2016 increased by $120 million, or 8.5 percent, compared with first quarter 2015. On a per ASM basis, first quarter 2016 Salaries, wages, and benefits expense decreased 0.7 percent, compared with first quarter 2015, as the dollar increases were more than offset by the 9.2 percent increase in capacity. On a dollar basis, approximately 55 percent of the increase was the result of higher salaries and wages, primarily due to increased trips flown, additional headcount, and contractual increases. On a dollar basis, approximately 25 percent of the year-over-year increase was due to higher profitsharing expense due to increased profits in first quarter 2016. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs were excluded from the calculation of profitsharing expense from April 1, 2011, through December 31, 2013. These costs, totaling $385 million, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018. In addition, Acquisition and integration costs incurred during 2014 and 2015 reduced operating profits, as defined, in the calculation of profitsharing expense. The remainder of the increase on a dollar basis was due to increased health and welfare benefits paid as a result of the increase in headcount. Based on current cost trends and anticipated capacity, the Company expects second quarter 2016 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense and special items, to increase compared with second quarter 2015.

Fuel and oil expense for first quarter 2016 decreased by $25 million, or 2.9 percent, compared with first quarter 2015. On a per ASM basis, first quarter 2016 Fuel and oil expense decreased 11.0 percent, compared with first quarter 2015. Excluding the impact of hedging, both the dollar and unit cost decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 11.0 percent year-over-year, from $2.00 for first quarter 2015 to $1.78 for first quarter 2016. The Company also slightly improved its fuel efficiency in first quarter 2016, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel, as a result of fleet modernization and a 2.4 percent increase in Average stage length. Fuel gallons consumed increased 8.8 percent as compared with first quarter 2015, while year-over-year capacity increased 9.2 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $275 million in Fuel and oil expense for first quarter 2016, compared with net losses totaling $47 million for first quarter 2015. These totals include cash settlements realized from the settlement of fuel derivative contracts, associated with the Company's "economic" fuel hedge, totaling $267 million provided to counterparties for first quarter 2016, compared with $43 million provided to counterparties for first quarter 2015. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of April 18, 2016, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (1)
2017	62%
2018	35%
(1) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers “catastrophic” coverage. The percentages provided are not indicative of its hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to 2016 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at March 31, 2016, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at March 31, 2016	Amount of gains (losses) deferred in AOCI at March 31, 2016 (net of tax)
Remainder of 2016	$(755)	$(432)
2017	(676)	(436)
2018	23	(21)
Total	$(1,408)	$(889)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for second quarter 2016 and full year 2016 jet fuel prices at different crude oil assumptions as of April 18, 2016, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	2Q 2016 (2)	Full Year 2016 (2)
$20	$1.20 - $1.25	$1.45 - $1.50
$30	$1.40 - $1.45	$1.60 - $1.65
Current Market (1)	$1.75 - $1.80	$1.85 - $1.90
$50	$1.90 - $1.95	$1.95 - $2.00
$60	$2.05 - $2.10	$2.05 - $2.10
Estimated Premium Costs (3)	$45 - $50 million	$150 - $160 million
(1) Brent crude oil average market price as of April 18, 2016, was approximately $43 per barrel for second quarter 2016 and $41 per barrel for full year 2016.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of April 18, 2016.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for first quarter 2016 increased by $33 million, or 14.4 percent, compared with first quarter 2015. On a per ASM basis, Maintenance materials and repairs expense increased 4.2 percent, compared with first quarter 2015. On both a dollar and per ASM basis, the majority of the increase was attributable to the timing of regular airframe maintenance checks and cabin refresh projects. The Company currently expects Maintenance materials and repairs expense per ASM for second quarter 2016 to increase compared with second quarter 2015.

Aircraft rentals expense for first quarter 2016 decreased by $1 million, or 1.7 percent, compared with first quarter 2015. On a per ASM basis, Aircraft rentals expense decreased by 10.5 percent, compared with first quarter 2015. On both a dollar and a per ASM basis, the decrease was primarily due to the return of two 737-300 leased aircraft and two 737-500 leased aircraft, as well as the purchase of four 737-300 aircraft and one 737-500 aircraft, that were previously on operating leases, since first quarter 2015. The Company currently expects Aircraft rentals expense per ASM for second quarter 2016 to be comparable with second quarter 2015.

Landing fees and other rentals expense for first quarter 2016 increased by $17 million, or 6.0 percent, compared with first quarter 2015. On a per ASM basis, Landing fees and other rentals expense decreased 2.3 percent, compared with first quarter 2015, due to the 9.2 percent increase in capacity exceeding higher year-over-year rates in landing fees and fixed rentals at certain airports. On a dollar basis, the majority of the increase was due to a 6.1 percent increase in Trips flown coupled by heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet than a year ago. The Company currently expects Landing fees and other rentals expense per ASM for second quarter 2016 to be comparable with second quarter 2015.

Depreciation and amortization expense for first quarter 2016 increased by $46 million, or 18.9 percent, compared with first quarter 2015. On a per ASM basis, Depreciation and amortization expense increased 7.9 percent, compared with first quarter 2015. On both a dollar and per ASM basis, the majority of the increase was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned 737-300 aircraft from mid-2021 to mid-2018. See Note 2 of the unaudited Condensed Consolidated Financial Statements for further information. The remainder was due to the purchase and capital lease of new and used aircraft since first quarter 2015. The Company currently expects Depreciation and amortization expense per ASM for second quarter 2016 to increase compared with second quarter 2015, as a result of the changes in the estimated retirement dates of many of the Company's owned 737-300 from mid-2021 to no later than third quarter 2017. All of the Company's 737-500 aircraft are expected to be retired during 2016. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company incurred no Acquisition and integration costs during first quarter 2016 related to the AirTran integration, compared with $23 million in first quarter 2015. The first quarter 2015 costs primarily consisted of Employee training, fleet integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta. The Company does not expect to incur any further Acquisition and integration costs related to the AirTran integration.

Other operating expenses for first quarter 2016 increased by $81 million, or 16.3 percent, compared with first quarter 2015. On a per ASM basis, Other operating expenses increased 7.2 percent, compared with first quarter 2015. On a dollar basis, approximately 45 percent of the increase was the result of a $37 million litigation settlement received during first quarter 2015, which reduced first quarter 2015 operating expenses, and approximately 30 percent of the increase was attributable to higher contract programming and consulting expenses associated with large technology projects. The remainder of the increase was due to higher personnel expenses associated with travel costs of the Company's flight crews. On a per ASM basis, approximately 70 percent of the increase was a result of the $37 million litigation settlement received during first quarter 2015 and 30 percent was attributable to increased consulting fees. The Company currently expects Other operating expenses per ASM for second quarter 2016 to increase compared with second quarter 2015.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$76	$19
Ineffectiveness from fuel hedges settling in future periods	4	(13)
Premium cost of fuel contracts	35	26
Other	(1)	—
	$114	$32

Income Taxes

The Company's effective tax rate was approximately 37.3 percent in first quarter 2016, compared with 37.3 percent in first quarter 2015. The Company projects a full year 2016 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 billion for the three months ended March 31, 2016, compared with $1.5 billion provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2016, were largely impacted by the Company's net income (as adjusted for noncash items), a $685 million increase in Air traffic liability as a result of bookings for future travel, sales of frequent flyer points to business partners, and a $313 million increase in Accounts payable and accrued liabilities. Also, the Company had chosen to provide an additional $231 million in cash collateral to fuel derivative counterparties during the three months ended March 31, 2016. See Note 3 to the unaudited Condensed Consolidated Financial Statements for additional information on the Company's ability to substitute different forms of collateral to its fuel hedge counterparties. For the three months ended March 31, 2015, in addition to the Company's net income (as adjusted for noncash items), there was a $717 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and $17 million in cash collateral was provided to fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $175 million during the three months ended March 31, 2016, compared with $302 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2016, capital expenditures were $438 million, consisting primarily of payments for new and previously owned aircraft delivered to the Company. This compared with $573 million in Capital expenditures during the same prior year period. During the three months ended March 31, 2016, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $274 million, compared with a net cash inflow of $293 million during the same prior year period.

Net cash used in financing activities was $636 million during the three months ended March 31, 2016, compared with $407 million used in financing activities for the same prior year period. During the three months ended March 31, 2016, the Company repaid $56 million in debt and capital lease obligations, repurchased $500 million of its outstanding common stock through a share repurchase program, and paid $96 million in dividends to Shareholders. During the three months ended March 31, 2015, the Company repaid $51 million in debt and capital lease obligations, repurchased approximately $300 million of its outstanding common stock through a share repurchase program, and paid $81 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2016, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock. Under this $1.5 billion share repurchase program, in January 2016, the Company launched the First Quarter 2016 ASR Program and advanced $500 million to a financial institution in a privately negotiated transaction, and received 9.6 million shares representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2016 ASR Program. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. As of March 31, 2016, the Company's cumulative repurchases under the May 2015 $1.5 billion Board authorization have totaled $1.3 billion, or 30.6 million shares of common stock (excluding the additional 2.3 million shares delivered in April 2016 upon settlement of the First Quarter 2016 ASR Program). Subsequently, in April 2016, the Company launched the Second Quarter 2016 ASR Program and advanced $200 million to a financial institution in a privately negotiated transaction, and received an initial delivery of 3.2 million shares, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2016 ASR Program. Subsequent to the launch of the Second Quarter 2016 ASR Program, the Company has no amounts remaining under its $1.5 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorization. A summary of the Company's $1.5 billion share repurchase program as of March 31, 2016, is as follows:

Share repurchases	Shares received	Cash paid
Second Quarter 2015 Accelerated Share Repurchase Program	8,085,077	$300,000,000
Third Quarter 2015 Accelerated Share Repurchase Program	12,892,204	500,000,000
First Quarter 2016 Accelerated Share Repurchase Program (a)	9,615,384	500,000,000
Remaining share repurchase authorization (b)	—	200,000,000
Total	30,592,665	$1,500,000,000
(a) Excludes 2.3 million shares received upon settlement in April 2016.
(b) In April 2016, the Company launched the Second Quarter 2016 ASR Program and advanced $200 million to a financial institution in a privately negotiated transaction, and received an initial delivery of 3.2 million shares, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2016 ASR Program.

The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.6 billion as of March 31, 2016, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of March 31, 2016, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft as follows:

	The Boeing Company 737
	-800 Firm Orders	-800 Options	-7 Firm Orders	-8 Firm Orders		-8 Options		Additional -700s	Total
2016	38	—	—	—		—		21	59	(2)
2017	33	—	—	14		—		14	61
2018	18	18	—	13		—		4	53
2019	—	—	15	10		—		—	25
2020	—	—	14	22		—		—	36
2021	—	—	1	33		18		—	52
2022	—	—	—	30		19		—	49
2023	—	—	—	24		23		—	47
2024	—	—	—	24		23		—	47
2025	—	—	—	—		36		—	36
2026	—	—	—	—		36		—	36
2027	—	—	—	—		36		—	36
Total	89	18	30	170	(1)	191	(1)	39	537
(1) The Company has flexibility to substitute 737-7 in lieu of 737-8 firm orders beginning in 2019 and options beginning in 2021.
(2) Includes seven 737-800s and thirteen 737-700s delivered as of March 31, 2016.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $850 million remaining in 2016, $1.3 billion in 2017, $1.1 billion in 2018, $1.2 billion in 2019, $1.5 billion in 2020, and $4.4 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of March 31, 2016:

		Average	Number		Number	Number
Type	Seats	Age (Yrs)	of Aircraft		Owned	Leased
737-300	137 or 143	22	111	(1)	73	38
737-500	122	24	8		8	—
737-700	143	12	484		397	87
737-800	175	2	111		104	7
TOTALS		12	714		582	132
(1) Of the total, 77 737-300 aircraft have 143 seats and 34 have 137 seats.
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network, fleet, and capacity plans;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

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

•	the Company's dependence on third party vendors, in particular with respect to its fleet plans;

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

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2016, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $1.4 billion.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2016, the Company had three counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2016, $1.1 billion in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of March 31, 2016, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $287 million in collateral. The Company would have the option of providing cash, letters of credit, and/or pledging aircraft in order to meet this collateral requirement. At March 31, 2016, the Company had $1.6 billion of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. In recent years, jet fuel prices have been closely correlated with changes in the price of Brent crude oil ("Brent"). The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties engaged in extensive discovery, and discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims, but discovery disputes between plaintiffs and Delta delayed further briefing on summary judgment. On August 5, 2015, the Court entered an order granting class certification, which was vacated on August 17, 2015, to permit further briefing. Thereafter, the parties filed motions to exclude the opinions of the other parties' experts on class certification and on the merits. On January 8, 2016, the parties completed briefing on defendants' motions for summary judgment, plaintiffs' motion for class certification, and the motions to exclude the opinions of experts, and those motions have been submitted to the Court for decision. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. The time for defendants to respond to the Consolidated Amended Complaint has not yet expired. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases.
In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in British Columbia, Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian citizens traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in Ontario, Quebec and Saskatchewan. The time for the Company to respond to the complaints has not yet expired. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases in Canada.
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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
January 1, 2016 through January 31, 2016	9,615,384	$—	(2)	9,615,384	$200,000,000
February 1, 2016 through February 29, 2016	—	$—		—	$200,000,000
March 1, 2016 through March 31, 2016	—	$—		—	$200,000,000
Total	9,615,384			9,615,384

(1)
On May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under the First Quarter 2016 ASR Program, the Company paid $500 million in January 2016 and received an initial delivery of 9,615,384 shares during first quarter 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2016 ASR Program based on a price of $39.00 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on January 22, 2016. Final settlement of this First Quarter 2016 ASR Program occurred in April 2016 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in April 2016. Upon settlement, the third party financial institution delivered 2,300,423 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 11,915,807 shares repurchased under the First Quarter 2016 ASR Program, upon completion of the First Quarter 2016 ASR Program in April 2016, was $41.96.

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

10.1	Supplemental Agreement No. 93 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

April 28, 2016	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 93 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1) Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2) Furnished, not filed.