Form 10-Q
period 2016-06-30
SOUTHWEST AIRLINES CO
filed 2016-07-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of Common Stock outstanding as of the close of business on July 25, 2016: 620,232,662

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,040	$1,583
Short-term investments	1,375	1,468
Accounts and other receivables	524	474
Inventories of parts and supplies, at cost	328	311
Prepaid expenses and other current assets	202	188
Total current assets	4,469	4,024

Property and equipment, at cost:
Flight equipment	19,972	19,462
Ground property and equipment	3,435	3,219
Deposits on flight equipment purchase contracts	1,184	1,089
Assets constructed for others	1,067	915
	25,658	24,685
Less allowance for depreciation and amortization	9,364	9,084
	16,294	15,601
Goodwill	970	970
Other assets	714	717
	$22,447	$21,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,247	$1,188
Accrued liabilities	1,869	2,591
Air traffic liability	3,754	2,990
Current maturities of long-term debt	963	637
Total current liabilities	7,833	7,406

Long-term debt less current maturities	2,391	2,541
Deferred income taxes	2,818	2,490
Construction obligation	903	757
Other noncurrent liabilities	681	760
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,383	1,374
Retained earnings	10,631	9,409
Accumulated other comprehensive loss	(628)	(1,051)
Treasury stock, at cost	(4,373)	(3,182)
Total stockholders' equity	7,821	7,358
	$22,447	$21,312
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Passenger	$4,905	$4,852	$9,303	$9,030
Freight	45	46	87	90
Other	434	213	820	405
Total operating revenues	5,384	5,111	10,210	9,525

OPERATING EXPENSES:
Salaries, wages, and benefits	1,639	1,607	3,179	3,026
Fuel and oil	903	1,005	1,755	1,882
Maintenance materials and repairs	280	240	543	469
Aircraft rentals	59	59	118	119
Landing fees and other rentals	309	299	611	584
Depreciation and amortization	299	250	588	494
Acquisition and integration	—	3	—	26
Other operating expenses	619	563	1,196	1,060
Total operating expenses	4,108	4,026	7,990	7,660

OPERATING INCOME	1,276	1,085	2,220	1,865

OTHER EXPENSES (INCOME):
Interest expense	32	29	62	62
Capitalized interest	(11)	(7)	(22)	(14)
Interest income	(6)	(2)	(11)	(3)
Other (gains) losses, net	(43)	88	71	121
Total other expenses (income)	(28)	108	100	166

INCOME BEFORE INCOME TAXES	1,304	977	2,120	1,699
PROVISION FOR INCOME TAXES	484	369	787	638

NET INCOME	$820	$608	$1,333	$1,061

NET INCOME PER SHARE, BASIC	$1.30	$0.91	$2.09	$1.58

NET INCOME PER SHARE, DILUTED	$1.28	$0.90	$2.07	$1.57

COMPREHENSIVE INCOME	$1,086	$686	$1,756	$1,135

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	632	665	637	670
Diluted	639	673	644	678

Cash dividends declared per common share	$.100	$.075	$.175	$.135
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$820	$608	$1,333	$1,061
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	299	250	588	494
Loss on asset impairment	21	—	21	—
Unrealized/realized (gain) loss on fuel derivative instruments	(122)	74	(34)	85
Deferred income taxes	54	23	80	43
Changes in certain assets and liabilities:
Accounts and other receivables	(14)	41	(35)	(90)
Other assets	(49)	(7)	(45)	6
Accounts payable and accrued liabilities	(288)	(134)	25	43
Air traffic liability	79	201	764	918
Cash collateral received from (provided to) derivative counterparties	347	(377)	116	(394)
Other, net	(35)	(52)	(85)	(87)
Net cash provided by operating activities	1,112	627	2,728	2,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(462)	(428)	(900)	(1,001)
Assets constructed for others	(26)	(22)	(37)	(44)
Purchases of short-term investments	(773)	(562)	(1,029)	(877)
Proceeds from sales of short-term and other investments	591	614	1,122	1,223
Other, net	(4)	(9)	(5)	(9)
Net cash used in investing activities	(674)	(407)	(849)	(708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	6	8	17	21
Proceeds from termination of interest rate derivative instruments	—	—	—	12
Reimbursement for assets constructed for others	25	3	35	5
Payments of long-term debt and capital lease obligations	(48)	(40)	(103)	(92)
Payments of cash dividends	(63)	(50)	(160)	(131)
Repayment of construction obligation	(2)	(3)	(4)	(5)
Repurchase of common stock	(700)	(380)	(1,200)	(680)
Other, net	(4)	(11)	(7)	(11)
Net cash used in financing activities	(786)	(473)	(1,422)	(881)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(348)	(253)	457	490

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,388	2,025	1,583	1,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,040	$1,772	$2,040	$1,772

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$23	$21	$50	$53
Income taxes	$565	$455	$638	$566

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital leases	$83	$41	$251	$82
Assets constructed for others	$55	$37	$115	$80
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2016 and 2015 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2015.

2.    NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING OR ESTIMATES

New accounting pronouncements
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Accounting for Credit Losses. The new standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information at a future date.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is part of the FASB effort to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company early adopted this standard

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

during the three months ended June 30, 2016, with an effective date as of January 1, 2016. The prospective method of adoption of this standard resulted in the recognition of $5 million and $7 million of excess tax benefits to the Company's income tax provision for the three and six months ended June 30, 2016, respectively.
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

Changes in accounting or estimates
The Company sells frequent flyer points and related services to companies participating in its frequent flyer program. Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under this method, the Company estimated the portion of the amounts received from the sale of frequent flyer points that related to free travel and these amounts were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. On July 1, 2015, the Company executed an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. This material modification triggered an accounting change under ASU No. 2009-13, which has been recorded on a prospective basis. The impact of the accounting change is that the Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team). The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other revenue when earned.

The Company followed the transition approach of ASU No. 2009-13, which required that the Company adjust the existing deferred revenue balance to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the residual method. The estimated impacts on revenue and earnings associated with the Agreement and this change in accounting principle for the three and six months ended June 30, 2016 are as follows:

(in millions, except per share amounts)	Three months ended June 30, 2016	Six months ended June 30, 2016
Passenger revenue	$(66)	$(120)
Other revenue	203	381
Operating revenues	$137	$261
Net income	$73	$139
Net income per basic share	$0.12	$0.22
Net income per diluted share	$0.11	$0.22

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At the end of December 2015, the Company revised its future firm delivery schedule by adding 33 Boeing 737-800 aircraft and converting all of its remaining Boeing 737-700 firm orders to 737-800s. Furthermore, in first quarter 2016, the Company made the decision to further simplify its operations and resolve uncertainty surrounding Federal Aviation Administration ("FAA") pilot training requirements for flying both its Classic Boeing 737-300 and Boeing 737-8 aircraft. The Company expects to begin operating 737-8's once all Classic Boeing 737-300's are retired. These decisions have resulted in the Company accelerating the retirement of its less-efficient Boeing 737-300 fleet to no later than third quarter 2017, versus the original scheduled retirement of this fleet that had extended out to 2021. This change in retirement dates is considered a change in estimate and has been accounted for on a prospective basis as of the dates the decisions were finalized. Therefore, the Company has recorded and will record accelerated depreciation expense over the remainder of the useful lives for each Classic Boeing 737-300 aircraft and related parts. See Note 7 for further information regarding the Company's aircraft fleet.

The estimated impacts on expense and earnings from this change in assumption for the three and six months ended June 30, 2016 are as follows:

(in millions, except per share amounts)	Three months ended June 30, 2016	Six months ended June 30, 2016
Depreciation expense	$34	$62
Net income	$(18)	$(33)
Net income per basic share	$(0.03)	$(0.05)
Net income per diluted share	$(0.03)	$(0.05)

The estimated impact of the acceleration of retirement dates for these aircraft for the remainder of 2016 is an approximate $56 million increase to Depreciation and amortization expense.

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

The Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions,

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into “out-of-the-money” option contracts (including "catastrophic" protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an “economic” hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

For the three months ended June 30, 2016, the Company had fuel derivative instruments in place for up to 50 percent of its fuel consumption. As of June 30, 2016, the Company also has fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 71 percent of its remaining 2016 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2016 through 2018 on an “economic” basis:

	Fuel hedged as of
	June 30, 2016	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2016
Remainder of 2016	712	Brent crude oil and Gulf Coast jet fuel
2017	1,281	WTI crude and Brent crude oil
2018	782	Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2015, or during the six months ended June 30, 2016.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2016	12/31/2015	6/30/2016	12/31/2015
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$1	$2	$—	$—
Fuel derivative contracts (gross)	Other assets	6	2	—	—
Fuel derivative contracts (gross)	Accrued liabilities	29	107	466	526
Fuel derivative contracts (gross)	Other noncurrent liabilities	94	55	278	658
Interest rate derivative contracts	Other assets	21	2	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	44	49
Total derivatives designated as hedges		$151	$168	$788	$1,233
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$18	$39	$10	$26
Fuel derivative contracts (gross)	Other assets	5	5	—	—
Fuel derivative contracts (gross)	Accrued liabilities	399	1,395	756	1,854
Fuel derivative contracts (gross)	Other noncurrent liabilities	217	330	216	352
Total derivatives not designated as hedges		$639	$1,769	$982	$2,232
Total derivatives		$790	$1,937	$1,770	$3,465
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2016	2015
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$9	$—
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	11	—
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	529	235
Cash collateral deposits provided to counterparties for fuel contracts - noncurrent	Offset against Other noncurrent liabilities	210	600
Due to third parties for fuel contracts	Accounts payable	45	46

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2016			December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$19	$(19)	$—	$41	$(26)	$15
Fuel derivative contracts	Other assets	$11	$(11)	$—	$7	$—	$7
Fuel derivative contracts	Accrued liabilities	$957	$(957)	$—	$1,737	$(1,737)	$—
Fuel derivative contracts	Other noncurrent liabilities	$521	$(494)	$27	$985	$(985)	$—
Interest rate derivative contracts	Other assets	$21	$—	$21	$2	$—	$2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2016			December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$19	$(19)	$—	$26	$(26)	$—
Fuel derivative contracts	Other assets	$11	$(11)	$—	$—	$—	$—
Fuel derivative contracts	Accrued liabilities	$1,222	$(957)	$265	$2,380	$(1,737)	$643
Fuel derivative contracts	Other noncurrent liabilities	$494	$(494)	$—	$1,010	$(985)	$25
Interest rate derivative contracts	Other noncurrent liabilities	$44	$—	$44	$49	$—	$49
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2016		2015		2016		2015		2016	2015
Fuel derivative contracts	$(116)	*	$(33)	*	$149	*	$41	*	$(3)	$(2)
Interest rate derivatives	2	*	(1)	*	3	*	3	*	(1)	(1)
Total	$(114)		$(34)		$152		$44		$(4)	$(3)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2016		2015		2016		2015		2016	2015
Fuel derivative contracts	$(80)	*	$16	*	$344	*	$87	*	$1	$(15)
Interest rate derivatives	6	*	3	*	5	*	6	*	(1)	(2)
Total	$(74)		$19		$349		$93		$—	$(17)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Three months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2016	2015	on derivatives
Fuel derivative contracts	$(88)	$71	Other (gains) losses, net

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2016	2015	on derivatives
Fuel derivative contracts	$(12)	$91	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2016 and 2015 of $48 million and $22 million, respectively, and the six months ended June 30, 2016 and 2015 of $83 million and $48 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2016, recorded in AOCI, were approximately $442 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2016.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. For example, at June 30, 2016, the Company had chosen to provide all of its collateral in the form of cash postings, although it could have chosen to provide aircraft and/or letters of credit for a significant portion of its collateral posted.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2016, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(474)	$(125)	$(41)	$(277)	$(58)	$19	$(1)	$(957)
Cash collateral held from (by) CP	(438)	(81)	—	(219)	—	19	—	(719)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
Option to substitute LC for cash	N/A	>(500)(e)	(225) to (275)(e)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(125)	(75) to (150) or >(550)	(125) to (150) or >(550)	>(100)
Cash is received from CP	>50	>150	>175(c)	>250	>75	>0
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(0) to (150) or >(550)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	(150) to (550)	N/A
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,
(in millions)	2016	2015
NET INCOME	$820	$608
Unrealized gain on fuel derivative instruments, net of deferred taxes of $155 and $44	265	74
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $2	1	4
Total other comprehensive income	$266	$78
COMPREHENSIVE INCOME	$1,086	$686

	Six months ended June 30,
(in millions)	2016	2015
NET INCOME	$1,333	$1,061
Unrealized gain on fuel derivative instruments, net of deferred taxes of $249 and $43	424	71
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($1) and $2	(1)	3
Total other comprehensive income	$423	$74
COMPREHENSIVE INCOME	$1,756	$1,135

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2016:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2016	$(1,413)	$(34)	$22	$6	$525	$(894)
Changes in fair value	184	(2)	—	—	(68)	114
Reclassification to earnings	236	4	—	—	(88)	152
Balance at June 30, 2016	$(993)	$(32)	$22	$6	$369	$(628)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(1,666)	$(30)	$22	$6	$617	$(1,051)
Changes in fair value	127	(10)	—	—	(43)	74
Reclassification to earnings	546	8	—	—	(205)	349
Balance at June 30, 2016	$(993)	$(32)	$22	$6	$369	$(628)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2016:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Three months ended June 30, 2016
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$236	Fuel and oil expense
	87	Less: Tax Expense
	$149	Net of tax
Unrealized loss on interest rate derivative instruments	$4	Interest expense
	1	Less: Tax Expense
	$3	Net of tax

Total reclassifications for the period	$152	Net of tax

Six months ended June 30, 2016
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$546	Fuel and oil expense
	202	Less: Tax Expense
	$344	Net of tax
Unrealized loss on interest rate derivative instruments	$8	Interest expense
	3	Less: Tax Expense
	$5	Net of tax

Total reclassifications for the period	$349	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2016	December 31, 2015
Intangible assets, net	$434	$464
Non-current investments	45	40
Other	235	213
Other assets	$714	$717

(in millions)	June 30, 2016	December 31, 2015
Accounts payable trade	$227	$178
Salaries payable	174	173
Taxes payable	239	179
Aircraft maintenance payable	128	168
Fuel payable	54	48
Other payables	425	442
Accounts payable	$1,247	$1,188

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	June 30, 2016	December 31, 2015
ProfitSharing and savings plans	$384	$655
Aircraft and other lease related obligations	64	74
Vacation pay	317	309
Accrued union bonuses	213	329
Health	88	86
Derivative contracts	265	643
Workers compensation	188	187
Property and income taxes	140	62
Other	210	246
Accrued liabilities	$1,869	$2,591

(in millions)	June 30, 2016	December 31, 2015
Postretirement obligation	$211	$201
Non-current lease-related obligations	145	165
Other deferred compensation	190	179
Deferred gains from sale and leaseback of aircraft	38	43
Derivative contracts	17	74
Other	80	98
Other noncurrent liabilities	$681	$760

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
NUMERATOR:
Net income	$820	$608	$1,333	$1,061
Incremental income effect of interest on 5.25% convertible notes	1	1	2	1
Net income after assumed conversion	$821	$609	$1,335	$1,062

DENOMINATOR:
Weighted-average shares outstanding, basic	632	665	637	670
Dilutive effect of Employee stock options and restricted stock units	1	2	1	2
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	639	673	644	678

NET INCOME PER SHARE:
Basic	$1.30	$0.91	$2.09	$1.58
Diluted	$1.28	$0.90	$2.07	$1.57

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project at a cost not to exceed $295 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be substantially completed by mid-2017. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County. As of June 30, 2016, the Company had recorded construction costs related to the project of $60 million.
Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provided a new five-gate international terminal with international passenger processing facilities, expansion of the security checkpoint, and upgrades to the Southwest Airlines ticket counter area. The project final cost was approximately $150 million, and the Company provided the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

facility is waived from the initial occupancy until the expiration of the Lease. However, the City has the option at any time during the term of the Lease to reimburse the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, a small portion of the project qualified for rental credits that have been utilized against the Company’s 2016 lease payments at the airport. Construction was effectively completed in October 2015, at which time the Company began operating from the new facility.

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

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014 and is estimated to be completed during 2018. The Company has determined that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company (through the RAIC credit facility) for the non-proprietary renovations, while proprietary renovations will not be reimbursed. As a result, $282 million of costs incurred as of June 30, 2016, to fund the Project, are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
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

Although the City of Dallas received commitments from various sources that are helping to fund portions of this LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used are from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of June 30, 2016, $439 million of principal remained outstanding.

In conjunction with the Company's significant presence at Dallas Love Field, the Company agreed to manage the majority of the LFMP project. Based on the pertinent factors in place at the time the agreement was made, the Company utilized the accounting guidance provided for lessees involved in asset construction. As of June 30, 2016, the Company had recorded LFMP construction costs of $538 million within Assets constructed for others and had recorded a liability of $522 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction, the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. A portion of these payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows. The imputed interest rate associated with construction obligation was nominal for the three and six months ended June 30, 2016 and the year ended December 31, 2015.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project. As of June 30, 2016, the Company had recorded LFMP parking construction expenditures of $39 million within Assets constructed for others with a corresponding increase to Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of June 30, 2016, as a result of the modification of the Company’s future aircraft commitments during second quarter 2016, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft as follows:

	The Boeing Company 737
	-800 Firm Orders	-800 Options	-7 Firm Orders	-8 Firm Orders		-8 Options		Additional -700s	Total
2016	38	—	—	—		—		23	61	(2)
2017	39	—	—	14		—		14	67
2018	12	18	—	13		—		4	47
2019	—	—	15	—		5		—	20
2020	—	—	14	—		8		—	22
2021	—	—	1	13		18		—	32
2022	—	—	—	15		19		—	34
2023	—	—	—	34		23		—	57
2024	—	—	—	41		23		—	64
2025	—	—	—	40		36		—	76
2026	—	—	—	—		36		—	36
2027	—	—	—	—		23		—	23
Total	89	18	30	170	(1)	191	(1)	41	539
(1) The Company has flexibility to substitute 737-7 in lieu of 737-8 aircraft beginning in 2019.
(2) Includes 14 737-800s and 19 737-700s delivered as of June 30, 2016. The 19 737-700s are classified as capital leases and have increased the Company's future capital lease obligations by $15 million remaining in 2016, $29 million in 2017, $29 million in 2018, $28 million in 2019, $27 million in 2020, and $176 million thereafter.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $592 million remaining in 2016, $1.1 billion in 2017, $681 million in 2018, $614 million in 2019, $821 million in 2020, and $6.1 billion thereafter.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service ("IRS"). The Company's

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

management does not expect that the outcome of any of its currently ongoing legal proceedings or the outcome of any adjustments presented by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

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

As of June 30, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016, and December 31, 2015:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,686	$1,686	$—	$—
Commercial paper	270	—	270	—
Certificates of deposit	9	—	9	—
Eurodollar time deposits	75	—	75	—
Short-term investments:
Treasury bills	1,098	1,098	—	—
Certificates of deposit	277	—	277	—
Interest rate derivatives	21	—	21	—
Fuel derivatives:
Swap contracts (b)	15	—	15	—
Swap contracts (c)	283	—	283	—
Option contracts (b)	15	—	—	15
Option contracts (c)	456	—	—	456
Other available-for-sale securities	104	78	—	26
Total assets	$4,309	$2,862	$950	$497
Liabilities
Fuel derivatives:
Swap contracts (c)	$(348)	$—	$(348)	$—
Option contracts (b)	(10)	—	—	(10)
Option contracts (c)	(1,368)	—	—	(1,368)
Interest rate derivatives	(44)	—	(44)	—
Total liabilities	$(1,770)	$—	$(392)	$(1,378)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2016, or the year ended December 31, 2015. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the six months ended June 30, 2016, or the year ended December 31, 2015. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at March 31, 2016	$(1,481)		$26	$(1,455)
Total gains (realized or unrealized)
Included in earnings	208		—	208
Included in other comprehensive income	187		—	187
Purchases	59	(a)	—	59
Sales	(28)	(a)	—	(28)
Settlements	148		—	148
Balance at June 30, 2016	$(907)		$26	$(881)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at June 30, 2016	$190		$—	$190
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
Total gains (realized or unrealized)
Included in earnings	174		—	174
Included in other comprehensive income	135		(1)	134
Purchases	130	(a)	—	130
Sales	(57)	(a)	—	(57)
Settlements	387		—	387
Balance at June 30, 2016	$(907)		$26	$(881)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at June 30, 2016	$170		$—	$170
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2016:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2016	20-34%
			Fourth quarter 2016	27-36%
			2017	27-39%
			2018	23-32%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2016, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.75% Notes due 2016	$303	$308	Level 2
5.25% Convertible Senior Notes due 2016	111	302	Level 2
5.125% Notes due 2017	305	313	Level 2
French Credit Agreements due 2018 - 1.60%	20	20	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.02%	14	14	Level 3
2.75% Notes due 2019	311	325	Level 2
Term Loan Agreement due 2019 - 6.315%	125	127	Level 3
Term Loan Agreement due 2019 - 4.84%	32	34	Level 3
2.65% Notes due 2020	512	528	Level 2
Term Loan Agreement due 2020 - 5.223%	307	299	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	235	233	Level 3
Pass Through Certificates due 2022 - 6.24%	332	378	Level 2
7.375% Debentures due 2027	131	163	Level 2

9.    SUBSEQUENT EVENT

On July 20, 2016, the Company experienced a technology outage impacting multiple commercial and operational systems that resulted in significant delays and the cancellation of over 2,000 flights. The Company is currently evaluating the financial impact of the outage.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2016 and 2015 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2016	2015	Change
Revenue passengers carried	32,340,969	30,800,742	5.0%
Enplaned passengers	39,479,241	37,670,284	4.8%
Revenue passenger miles (RPMs) (000s)(1)	32,707,694	30,858,381	6.0%
Available seat miles (ASMs) (000s)(2)	38,225,282	36,476,030	4.8%
Load factor(3)	85.6%	84.6%	1.0	pts
Average length of passenger haul (miles)	1,011	1,002	0.9%
Average aircraft stage length (miles)	767	756	1.5%
Trips flown	334,452	326,309	2.5%
Seats flown(4)	49,112,849	47,612,415	3.2%
Seats per trip(5)	146.85	145.91	0.6%
Average passenger fare(11)	$151.67	$157.51	(3.7)%
Passenger revenue yield per RPM (cents)(6)(11)	15.00	15.72	(4.6)%
Operating revenues per ASM (cents)(7)	14.09	14.01	0.6%
Passenger revenue per ASM (cents)(8)(11)	12.83	13.30	(3.5)%
Operating expenses per ASM (cents)(9)	10.75	11.04	(2.6)%
Operating expenses per ASM, excluding fuel (cents)	8.38	8.29	1.1%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.84	7.79	0.6%
Fuel costs per gallon, including fuel tax	$1.75	$2.03	(13.8)%
Fuel costs per gallon, including fuel tax, economic	$1.81	$2.02	(10.4)%
Fuel consumed, in gallons (millions)	513	493	4.1%
Active fulltime equivalent Employees	52,301	47,645	9.8%
Aircraft at end of period(10)	719	689	4.4%

	Six months ended June 30,
	2016	2015	Change
Revenue passengers carried	60,944,448	57,243,738	6.5%
Enplaned passengers	74,107,682	69,769,242	6.2%
Revenue passenger miles (RPMs) (000s)(1)	61,115,858	56,719,247	7.8%
Available seat miles (ASMs) (000s)(2)	73,493,431	68,773,495	6.9%
Load factor(3)	83.2%	82.5%	0.7	pts
Average length of passenger haul (miles)	1,003	991	1.2%
Average aircraft stage length (miles)	762	748	1.9%
Trips flown	648,989	622,879	4.2%
Seats flown(4)	95,214,170	90,856,819	4.8%
Seats per trip(5)	146.71	145.87	0.6%
Average passenger fare(11)	$152.64	$157.74	(3.2)%
Passenger revenue yield per RPM (cents)(6)(11)	15.22	15.92	(4.4)%
Operating revenues per ASM (cents)(7)	13.89	13.85	0.3%
Passenger revenue per ASM (cents)(8)(11)	12.66	13.13	(3.6)%
Operating expenses per ASM (cents)(9)	10.87	11.14	(2.4)%
Operating expenses per ASM, excluding fuel (cents)	8.48	8.40	1.0%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.99	7.95	0.5%
Fuel costs per gallon, including fuel tax	$1.78	$2.02	(11.9)%
Fuel costs per gallon, including fuel tax, economic	$1.80	$2.01	(10.4)%
Fuel consumed, in gallons (millions)	985	927	6.3%
Active fulltime equivalent Employees	52,301	47,645	9.8%
Aircraft at end of period(10)	719	689	4.4%

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

Financial Overview

The Company recorded second quarter GAAP and non-GAAP results for 2016 and 2015 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2016	2015	Percent Change	2016	2015	Percent Change
Operating income	$1,276	$1,085	17.6%	$2,220	$1,865	19.0%
Net income	$820	$608	34.9%	$1,333	$1,061	25.6%
Net income per share, diluted	$1.28	$0.90	42.2%	$2.07	$1.57	31.8%

Non-GAAP
Operating income	$1,267	$1,148	10.4%	$2,219	$1,918	15.7%
Net income	$757	$691	9.6%	$1,326	$1,142	16.1%
Net income per share, diluted	$1.19	$1.03	15.5%	$2.06	$1.69	21.9%

Second quarter 2016 Net income was a Company quarterly record of $820 million, a 34.9 percent increase year-over-year, or $1.28 per diluted share. This increase was primarily attributable to a 5.3 percent increase in Operating revenues, driven by year-over-year capacity growth, strong demand for low-fare air travel, and the impact of the Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Also contributing to this record Net income was a 10.1 percent reduction in fuel expense as a result of lower market prices. Excluding special items in both years, second quarter 2016 non-GAAP Net income was a Company quarterly record of $757 million, a 9.6 percent increase year-over-year, or $1.19 per diluted share. This marked the sixth consecutive quarter during which the Company produced record net income for the applicable fiscal quarter and the thirteenth consecutive quarter during which the Company produced record non-GAAP Net income for the applicable fiscal quarter. Second quarter 2016 Operating income was $1.28 billion and second quarter 2016 non-GAAP Operating income was $1.27 billion. Both GAAP and non-GAAP Operating income results were also Company quarterly records and surpassed the prior year performance.

For the six months ended June 30, 2016, Net income was $1.33 billion, a 25.6 percent increase year-over-year, or $2.07 per diluted share, and non-GAAP Net income was $1.33 billion, a 16.1 percent increase year-over-year, or $2.06 per diluted share. These increases primarily were due to a 6.7 percent reduction in fuel expense due to decreases in market prices, coupled with a 7.2 percent increase in Operating revenues, driven by strong demand for low-fare air travel, a 6.9 percent year-over-year capacity growth, and the impact of the Agreement with Chase and the resulting change in accounting methodology. Operating expenses for the six months ended June 30, 2016, increased 4.3 percent year-over-year primarily as a result of the $153 million increase in Salaries, wages, and benefits, coupled with a $94 million increase in Depreciation and amortization, as well as a $74 million increase in Maintenance materials and repairs. These increases were partially offset by the $127 million decrease in Fuel and oil expenses caused by lower jet fuel prices. Operating income for the six months ended June 30, 2016, was $2.22 billion, and non-GAAP Operating income for the six months ended June 30, 2016, was $2.22 billion.

For the twelve months ended June 30, 2016, the Company's exceptional earnings performance, combined with its actions to prudently manage invested capital, produced a 33.5 percent pre-tax Return on invested capital, excluding special items ("ROIC"), a non-GAAP measure, exceeding the Company's pre-tax ROIC of 28.2 percent for the twelve months ended June 30, 2015.

Company Overview
During second quarter 2016, the Company began scheduled service at Long Beach, California with four flights a day nonstop between Long Beach and Oakland. Long Beach marked the fifth airport in the Los Angeles Basin with Southwest service. Additionally, the Company recently reached some exciting international milestones with the U.S. Department of Transportation (DOT) authorizing the Company to serve two destinations in Cuba, Varadero and Santa Clara, and issuing a tentative decision granting authority for the Company to serve Havana, Cuba from Ft. Lauderdale and Tampa, Florida. The DOT is expected to issue a final decision on U.S. - Havana service in the next few weeks, and the Company intends to initiate service to Cuba later this year. The Company has also received DOT authority to provide its first ever international service from Oakland International Airport with daily flights to San Jose del Cabo and Puerto Vallarta, Mexico starting in February 2017. In addition, the Company plans to serve three Mexican beach destinations from Los Angeles International Airport consistent with the recently adopted liberalized bilateral aviation agreement between the two countries. An exchange of diplomatic notes between the United States and Mexico occurred on July 22, 2016, marking the completion of the final step in implementing the new agreement. By its own terms the liberalized agreement becomes effective 30 days after the exchange of diplomatic notes (i.e., on August 21, 2016) and provides the Company numerous additional opportunities to add low-fare service and competition in U.S.- Mexico markets.
The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. For 2016, the Company plans to end this year with 723 aircraft, which would enable it to produce a five to six percent increase in ASMs year-over-year. The Company currently expects its third quarter 2016 ASMs to increase four to five percent, compared with third quarter 2015.
During second quarter 2016, the Company took delivery of seven new Boeing 737-800 aircraft and six pre-owned Boeing 737-700 aircraft. The Company also retired eight Boeing 737 Classic (737-300 and 737-500) aircraft. Additionally, the Company currently expects to take delivery of 24 new 737-800 aircraft and four pre-owned 737-700 aircraft during the remainder of 2016. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further details.
The Company is in the midst of a multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. The implementation consists of two foundational releases. Release 1 is expected to be completed by late 2016 and will add functionality to enable the sale of domestic tickets on the new reservation system. Release 2 is expected to be completed in the first half of 2017 and will add functionality to enable operational capabilities such as passenger check-in and boarding, and checking baggage. Subsequent releases will add functionality to enable revenue enhancements, schedule optimization, support for international growth, and additional foundational and operational capabilities.
The Company continued to return significant value to its Shareholders. During second quarter 2016, the Company completed its previous $1.5 billion share repurchase program that had been authorized in May 2015. In April 2016, the Company settled the $500 million accelerated share repurchase program, which was launched in January 2016 ("First Quarter 2016 ASR Program"). The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. In total, the Company received 11.9 million shares under the First Quarter 2016 ASR Program. In addition, on April 26, 2016, the Company launched a $200 million accelerated share repurchase program with a financial institution in a privately negotiated transaction ("April 2016 ASR Program"). In total, the Company received 4.5 million shares under the April 2016 ASR Program, which was completed in May 2016. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share.

On May 18, 2016, the Company's Board of Directors approved a 33 percent increase of the Company's quarterly cash dividend per share and a new $2.0 billion share repurchase program. The Company began the new share repurchase program by launching a $500 million accelerated share repurchase program in May 2016 ("May 2016 ASR Program") with a financial institution in a privately negotiated transaction. The Company received 12.3 million shares in total under the May 2016 ASR Program, which was completed in June 2016. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. On July 25, 2016, the Company launched a new accelerated share repurchase program by advancing $250 million to a financial institution in a privately negotiated transaction ("Third Quarter 2016 ASR Program"). The Company will receive an initial delivery of 5.0 million shares, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2016 ASR Program. The specific number of shares that the Company ultimately will repurchase under the Third Quarter 2016 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than October 2016. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. Subsequent to the launch of the Third Quarter 2016 ASR Program, the Company has $1.25 billion remaining under its existing $2.0 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorizations.

Material Changes in Results of Operations

Comparison of three months ended June 30, 2016 and June 30, 2015

Operating Revenues

Passenger revenues for second quarter 2016 increased $53 million, or 1.1 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 4.8 percent increase in capacity, as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, which was evidenced by a Company second quarter record Load factor of 85.6 percent. On a unit basis, Passenger revenues decreased 3.5 percent, year-over-year, largely driven by a 4.6 percent decrease in Passenger revenue yield, year-over-year, which included the $66 million impact of the Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Freight revenues for second quarter 2016 were relatively flat, compared with second quarter 2015. Based on current trends, the Company expects third quarter 2016 Freight revenues to increase compared with third quarter 2015.

Other revenues for second quarter 2016 increased $221 million, or 103.8 percent, year-over-year, primarily as a result of the Agreement with Chase and the resulting change in accounting methodology. The Agreement resulted in an acceleration of the timing of Operating revenues on a prospective basis beginning as of July 1, 2015. The transportation element of the consideration received is now allocated a lower relative value, resulting in a reduction in the revenues classified as Passenger on a prospective basis, and the higher relative value associated with the non-transportation elements results in an increase in the portion of revenues classified as Other within the unaudited Condensed Consolidated Statement of Comprehensive Income. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Excluding the impact of the Agreement with Chase, Other revenues increased primarily due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. The Company currently expects Other revenues in third quarter 2016 to increase compared with third quarter 2015.

Second quarter 2016 total operating revenues included a $137 million benefit associated with the Agreement with Chase, which improved the year-over-year operating unit revenue performance by 2.6 points. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. While the Company expects a similar benefit to operating revenues in third quarter 2016, it will be comparable to the benefit realized in third quarter 2015 due to the July 2015 effective date of the Agreement and resulting change in accounting methodology, and therefore will not result in the two to three point year-over-year operating unit revenue improvement the Company has realized for the past four quarters.

Based on current bookings and yields, and excluding any potential impact from the technology outage as discussed in Note 9 to the unaudited Condensed Consolidated Financial Statements, the Company expects third quarter 2016 operating unit revenues to decline in the three to four percent range, compared with third quarter 2015 operating unit revenues (excluding the one-time special revenue adjustment of $172 million recorded in third quarter 2015 as a result of the Agreement with Chase and the resulting required change in accounting methodology).

Operating Expenses

Operating expenses for second quarter 2016 increased by $82 million, or 2.0 percent, compared with second quarter 2015, while capacity increased 4.8 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2016 and 2015, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2016		2015		change	change
Salaries, wages, and benefits	4.29	¢	4.40	¢	(0.11)¢	(2.5)%
Fuel and oil	2.37		2.75		(0.38)	(13.8)
Maintenance materials and repairs	0.73		0.66		0.07	10.6
Aircraft rentals	0.15		0.16		(0.01)	(6.3)
Landing fees and other rentals	0.82		0.82		—	—
Depreciation and amortization	0.78		0.68		0.10	14.7
Acquisition and integration	—		0.01		(0.01)	n.m.
Other operating expenses	1.61		1.56		0.05	3.2
Total	10.75	¢	11.04	¢	(0.29)¢	(2.6)%

Operating expenses per ASM for second quarter 2016 decreased 2.6 percent compared with second quarter 2015, primarily due to lower jet fuel prices. Operating expenses per ASM for second quarter 2016, excluding fuel and special items (a non-GAAP financial measure), increased 2.5 percent compared with second quarter 2015, primarily due to the accelerated depreciation expense associated with the planned early retirement of the Company's Classic 737-300 fleet. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current cost trends, the Company expects its unit costs, excluding fuel and oil expense, profitsharing expense, and special items for third quarter 2016 and full year 2016, to increase approximately two percent, and approximately one percent, respectively, as compared with the same year-ago periods and largely due to accelerated depreciation expense associated with the planned early retirement of the Company's Classic 737-300 fleet. Projected results do not reflect the potential impact of special items, fuel and oil expense, profitsharing expense, and the recent technology outage, as discussed in Note 9 to the unaudited Condensed Consolidated Financial Statements, and the tax effect of such items because the Company cannot reliably predict or estimate those items or expenses or their impact to the Company's financial statements. Accordingly, a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not available without unreasonable effort.
Salaries, wages, and benefits expense for second quarter 2016 increased by $32 million, or 2.0 percent, compared with second quarter 2015. On a per ASM basis, second quarter 2016 Salaries, wages, and benefits expense decreased 2.5 percent, compared with second quarter 2015, as the dollar increases were more than offset by the 4.8 percent increase in capacity. On a dollar basis, the majority of the increase was due to the $24 million increase in profitsharing expense as a result of increased profits in second quarter 2016. The Company’s profitsharing expense is based on profits that exclude the unrealized gains and/or losses the Company records for its fuel hedging program. Additionally, pursuant to the terms of the Company's ProfitSharing Plan (the "Plan"), acquisition and integration costs incurred by the Company totaling $385 million from April 1, 2011 through December 31, 2013, are being amortized on a pro rata basis as a reduction of operating profits, as defined by the Plan, from 2014 through 2018 in the calculation of profitsharing expense. The remainder of the increase on a dollar basis was due to increased salaries and health benefits paid as a result of the increase in full time equivalent Employees, which was partially offset by the $55 million accrued during second quarter 2015, related to the proposed ratification bonuses included in the tentative collective-bargaining agreement as part of on-going negotiations with the Company's Flight Attendants, as well as the ratification bonuses paid to Dispatchers, Meteorologists, and Flight Simulator Technicians during second quarter 2015. Based on current cost trends and anticipated capacity, the Company expects third quarter 2016 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense and special items, to decrease compared with third quarter 2015.

Fuel and oil expense for second quarter 2016 decreased by $102 million, or 10.1 percent, compared with second quarter 2015. On a per ASM basis, second quarter 2016 Fuel and oil expense decreased 13.8 percent, compared with second quarter 2015. Excluding the impact of hedging, both the dollar and unit cost decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 10.4 percent year-over-year, from $2.02 for second quarter 2015 to $1.81 for second quarter 2016. The Company also slightly improved its fuel efficiency in second quarter 2016, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel, as a result of fleet modernization. Fuel gallons consumed increased 4.1 percent as compared with second quarter 2015, while year-over-year capacity increased 4.8 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $187 million in Fuel and oil expense for second quarter 2016, compared with net losses totaling $43 million for second quarter 2015. These totals include cash settlements realized from the settlement of fuel derivative contracts, associated with the Company's "economic" fuel hedge, totaling $218 million paid in losses to counterparties for second quarter 2016, compared with $38 million paid to counterparties for second quarter 2015. Additionally, these totals exclude gains and/or losses from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of July 18, 2016, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (1)
2017	63%
2018	37%
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

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2016, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at June 30, 2016	Amount of gains (losses) deferred in AOCI at June 30, 2016 (net of tax)
Remainder of 2016	$(507)	$(259)
2017	(532)	(357)
2018	82	(9)
Total	$(957)	$(625)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing a sensitivity table for third quarter 2016 and full year 2016 jet fuel prices at different crude oil assumptions as of July 18, 2016, and for expected premium costs associated with settling contracts each period.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	3Q 2016 (2)	Full Year 2016 (2)
$30	$1.65 - $1.70	$1.70 - $1.75
$40	$1.85 - $1.90	$1.80 - $1.85
Current Market (1)	$2.00 - $2.05	$1.90 - $1.95
$60	$2.20 - $2.25	$2.00 - $2.05
$70	$2.40 - $2.45	$2.10 - $2.15
Estimated Premium Costs (3)	$30 - $35 million	$150 - $160 million
(1) Brent crude oil average market price as of July 18, 2016, was approximately $48 per barrel for third quarter 2016 and $45 per barrel for full year 2016.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of July 18, 2016.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Projected results do not reflect the potential impact of special items and the tax effect of such items because the Company cannot reliably predict or estimate those items or expenses or their impact to the Company's financial statements. Accordingly, a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not available without unreasonable effort.

Maintenance materials and repairs expense for second quarter 2016 increased by $40 million, or 16.7 percent, compared with second quarter 2015. On a per ASM basis, Maintenance materials and repairs expense increased 10.6 percent, compared with second quarter 2015. On both a dollar and per ASM basis, the majority of the increase was attributable to a higher number of heavy airframe maintenance checks and the Company's ongoing cabin refresh project. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2016 to be comparable with third quarter 2015.

Aircraft rentals expense for second quarter 2016 was flat, compared with second quarter 2015. On a per ASM basis, Aircraft rentals expense decreased by 6.3 percent, compared with second quarter 2015, primarily due to the return of eight 737-300 leased aircraft and three 737-500 leased aircraft, as well as the purchase of two 737-300 aircraft, that were previously on operating leases, since second quarter 2015. The Company currently expects Aircraft rentals expense per ASM for third quarter 2016 to be comparable with third quarter 2015.

Landing fees and other rentals expense for second quarter 2016 increased by $10 million, or 3.3 percent, compared with second quarter 2015. On a per ASM basis, Landing fees and other rentals expense were flat, compared with second quarter 2015. On a dollar basis, the majority of the increase was due to a 2.5 percent increase in Trips flown coupled with heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet than a year ago. The Company currently expects Landing fees and other rentals expense per ASM for third quarter 2016 to be comparable with third quarter 2015.

Depreciation and amortization expense for second quarter 2016 increased by $49 million, or 19.6 percent, compared with second quarter 2015. On a per ASM basis, Depreciation and amortization expense increased 14.7 percent, compared with second quarter 2015. On both a dollar and per ASM basis, the majority of the increase was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned 737-300 aircraft from mid-2021 to third quarter 2017. See Note 2 of the unaudited Condensed Consolidated Financial Statements for further information. The remainder of the increase was due to the purchase and capital lease of new and used aircraft since second quarter 2015. The Company currently expects Depreciation and amortization expense per ASM for third quarter 2016 to increase compared with third quarter 2015, as a result of the changes in the estimated retirement dates of many of the Company's owned 737-300 aircraft. All of the Company's 737-500 aircraft are expected to be retired during 2016. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company incurred no Acquisition and integration costs during second quarter 2016 related to the AirTran integration, compared with $3 million in second quarter 2015. The second quarter 2015 costs primarily consisted of Employee training, facilities integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of the Company's Boeing 717-200 fleet ("B717s") to Delta Air Lines ("Delta"). The Company does not expect to incur any further Acquisition and integration costs related to the AirTran integration.

Other operating expenses for second quarter 2016 increased by $56 million, or 9.9 percent, compared with second quarter 2015. On a per ASM basis, Other operating expenses increased 3.2 percent, compared with second quarter 2015. On both a dollar and per ASM basis, the majority of the increase was attributable to a $21 million loss from impairment of Newark Liberty International Airport (Newark) slots as a result of the FAA announcement in April, that Newark was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3. A "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports. The change in designation does not hinder the Company's ability to continue to serve Newark. The remainder of the increase was primarily due to higher contract programming and consulting expenses associated with large technology projects. The Company currently expects Other operating expenses per ASM for third quarter 2016 to increase compared with third quarter 2015.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for second quarter 2016 increased by $3 million, or 10.3 percent, compared with second quarter 2015, primarily due to the issuance of the $500 million 2.65% notes in November 2015.

Capitalized interest for second quarter 2016 increased by $4 million, or 57.1 percent, compared with second quarter 2015, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for second quarter 2016 increased by $4 million, or 200.0 percent, compared with second quarter 2015, primarily due to higher interest rates coupled with a greater amount of interest earned on collateral held by counterparties. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$(81)	$71
Ineffectiveness from fuel hedges settling in future periods	(3)	(2)
Realized ineffectiveness and mark-to-market (gains) or losses	(7)	—
Premium cost of fuel contracts	48	22
Other	—	(3)
	$(43)	$88

Income Taxes

The Company's effective tax rate was approximately 37.1 percent in second quarter 2016, compared with 37.8 percent in second quarter 2015. The lower rate in second quarter 2016 was primarily due to the Company's adoption of ASU 2016-09. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company projects a full year 2016 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2016 to six months ended June 30, 2015

Operating Revenues

Passenger revenues for the six months ended June 30, 2016, increased $273 million, or 3.0 percent, compared with the first six months of 2015. Holding all other factors constant, the majority of the increase was attributable to a 6.9 percent increase in capacity, as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, which was evidenced by an 83.2 percent Load factor. On a unit basis, Passenger revenues decreased 3.6 percent, year-over-year, largely driven by a 4.4 percent decrease in Passenger revenue yield, year-over-year, which included the $120 million impact of the Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Freight revenues for the six months ended June 30, 2016, decreased by $3 million, or 3.3 percent, compared with the first six months of 2015, primarily due to sluggish demand.

Other revenues for the six months ended June 30, 2016, increased by $415 million, or 102.5 percent, compared with the first six months of 2015, primarily as a result of the Agreement with Chase and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Excluding the impact of the Agreement with Chase, Other revenues increased primarily due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the gate.

Operating Expenses

Operating expenses for the six months ended June 30, 2016, increased by $330 million, or 4.3 percent, compared with the first six months of 2015, while capacity increased 6.9 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2016 and 2015, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2016		2015		change	change
Salaries, wages, and benefits	4.33	¢	4.40	¢	(0.07)¢	(1.6)%
Fuel and oil	2.39		2.74		(0.35)	(12.8)
Maintenance materials and repairs	0.74		0.68		0.06	8.8
Aircraft rentals	0.16		0.17		(0.01)	(5.9)
Landing fees and other rentals	0.83		0.85		(0.02)	(2.4)
Depreciation and amortization	0.80		0.72		0.08	11.1
Acquisition and integration	—		0.04		(0.04)	n.m.
Other operating expenses	1.62		1.54		0.08	5.2
Total	10.87	¢	11.14	¢	(0.27)¢	(2.4)%

Operating expenses per ASM decreased 2.4 percent for the first six months of 2016 compared with the first six months of 2015, primarily due to lower jet fuel prices. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), increased 1.4 percent year-over-year, primarily due to the accelerated depreciation expense associated with the planned early retirement of the Classic 737-300 fleet. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2016 increased by $153 million, or 5.1 percent, compared with the first six months of 2015. Salaries, wages, and benefits expense per ASM for the first six months of 2016 decreased 1.6 percent, compared with the first six months of 2015, as the dollar increases were more than offset by the 6.9 percent increase in capacity. On a dollar basis, approximately 62 percent of the increase was due to increased salaries and health benefits paid, primarily due to the increase in trips flown, additional headcount, and contractual increases, which was partially offset by the $55 million accrued during second quarter 2015, related to the ratification bonuses included in the tentative collective-bargaining agreement reached with the Company's Flight Attendants, as well as the ratification bonuses paid to Dispatchers, Meteorologists, and Flight Simulator Technicians during second quarter 2015. The remainder of the increase was due to higher profitsharing expense due to increased profits eligible for profitsharing in the first six months of 2016.

Fuel and oil expense for the first six months of 2016 decreased by $127 million, or 6.7 percent, compared with the first six months of 2015. On a per ASM basis, Fuel and oil expense for the first six months of 2016 decreased 12.8 percent, compared with the first six months of 2015. Excluding the impact of hedging, both the dollar and unit cost decreases were virtually all attributable to lower jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 10.4 percent, on a year-over-year basis, from $2.01 during the first six months of 2015 to $1.80 during the first six months of 2016. The Company also slightly improved its fuel efficiency during the first six months of 2016 compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 6.3 percent, compared with the first six months of 2015, while year-over-year capacity increased 6.9 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $462 million in Fuel and oil expense for the first six months of 2016, compared with net losses totaling $90 million for the first six months of 2015. These totals include cash settlements realized from the settlement of fuel derivatives totaling $485 million paid to counterparties for the first six months of 2016, compared with $81 million paid to counterparties in the first six months of 2015. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that do not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first six months of 2016 increased by $74 million, or 15.8 percent, compared with the first six months of 2015. On a per ASM basis, Maintenance materials and repairs expense increased 8.8 percent, compared with the first six months of 2015. On both a dollar and per ASM basis, the majority of the increase was attributable to the timing of regular maintenance checks and the Company's ongoing cabin refresh project.

Aircraft rentals expense for the first six months of 2016 was relatively flat, compared with the first six months of 2015. On a per ASM basis, Aircraft rentals expense decreased by 5.9 percent, compared with the first six months of 2015, primarily due to the return of eight 737-300 leased aircraft and three 737-500 leased aircraft, as well as the purchase of two 737-300 aircraft that were previously on operating leases, since second quarter 2015.

Landing fees and other rentals expense for the first six months of 2016 increased by $27 million, or 4.6 percent, compared with the first six months of 2015. On a per ASM basis, Landing fees and other rentals expense decreased 2.4 percent, compared with the first six months of 2015, as the dollar increases were more than offset by the 6.9 percent increase in capacity. On a dollar basis, the majority of the increase was due to a 4.2 percent increase in Trips flown coupled with heavier landing weights for 737-800 aircraft, which now make up a larger portion of the Company's fleet.

Depreciation and amortization expense for the first six months of 2016 increased by $94 million, or 19.0 percent, compared with the first six months of 2015. On a per ASM basis, Depreciation and amortization expense increased 11.1 percent, compared with the first six months of 2015. On both a dollar and per ASM basis, the majority of the increase was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned 737-300 aircraft from mid-2021 to third quarter 2017. See Note 2 of the unaudited Condensed Consolidated Financial Statements for further information. The remainder of the increase was due to the purchase and capital lease of new and used aircraft since second quarter 2015.

The Company incurred no Acquisition and integration costs for the first six months of 2016, compared with $26 million for the first six months of 2015. The first six months of 2015 costs primarily consisted of Employee training, facilities integration, and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta.

Other operating expenses for the first six months of 2016 increased by $136 million, or 12.8 percent, compared with the first six months of 2015. On a per ASM basis, Other operating expenses increased 5.2 percent, compared with the first six months of 2015. On both a dollar and per ASM basis, approximately 45 percent of the increase was the result of a $21 million loss from impairment of Newark slots during the first six months of 2016 as a result of the FAA announcement in April, that Newark was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3, coupled with a $37 million litigation settlement received during the first six months of 2015, which reduced the first six months of 2015 operating expenses. Approximately 25 percent of the increase was attributable to higher contract programming and consulting expenses associated with large technology projects. The remainder of the increase was due to higher personnel expenses associated with travel costs of the Company's flight crews.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first six months of 2016 was flat, compared with the first six months of 2015.

Capitalized interest for the first six months of 2016 increased by $8 million, or 57.1 percent, compared with the first six months of 2015, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for the first six months of 2016 increased by $8 million, or 266.7 percent, compared with the first six months of 2015, primarily due to higher interest rates coupled with a greater amount of interest earned on collateral held by counterparties. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$(5)	$91
Ineffectiveness from fuel hedges settling in future periods	1	(15)
Realized ineffectiveness and mark-to-market (gains) or losses	(7)	—
Premium cost of fuel contracts	83	48
Other	(1)	(3)
	$71	$121

Income Taxes

The Company's effective tax rate was approximately 37.1 percent for the first six months of 2016, compared with 37.6 percent for the first six months of 2015. The lower rate in the first six months of 2016 was primarily due to the Company's adoption of ASU 2016-09. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2016	2015	Change	2016	2015	Change
Fuel and oil expense, unhedged	$716	$962		$1,293	$1,792
Add: Fuel hedge (gains) losses included in Fuel and oil expense	187	43		462	90
Fuel and oil expense, as reported	$903	$1,005		$1,755	$1,882
Add (Deduct): Net impact from fuel contracts	30	(5)		22	(9)
Fuel and oil expense, non-GAAP (economic)	$933	$1,000	(6.7)%	$1,777	$1,873	(5.1)%

Total operating expenses, as reported	$4,108	$4,026		$7,990	$7,660
Deduct: Union contract bonuses	—	(55)		—	(55)
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(7)	—		(7)	—
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	37	(5)		29	(9)
Deduct: Acquisition and integration costs	—	(3)		—	(26)
Add: Litigation settlement	—	—		—	37
Deduct: Asset impairment	(21)	—		(21)	—
Total operating expenses, non-GAAP	$4,117	$3,963	3.9%	$7,991	$7,607	5.0%

Operating income, as reported	$1,276	$1,085		$2,220	$1,865
Add: Union contract bonuses	—	55		—	55
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	7	—		7	—
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(37)	5		(29)	9
Add: Acquisition and integration costs	—	3		—	26
Deduct: Litigation settlement	—	—		—	(37)
Add: Asset impairment	21	—		21	—
Operating income, non-GAAP	$1,267	$1,148	10.4%	$2,219	$1,918	15.7%

Net income, as reported	$820	$608		$1,333	$1,061
Add: Union contract bonuses	—	55		—	55
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	(81)	71		(5)	91
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	(3)	(2)		1	(15)
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(37)	5		(29)	9
Add: Acquisition and integration costs	—	3		—	26
Deduct: Litigation settlement	—	—		—	(37)
Add: Asset impairment	21	—		21	—
Add (Deduct): Net income tax impact from fuel and special items (1)	37	(49)		5	(48)
Net income, non-GAAP	$757	$691	9.6%	$1,326	$1,142	16.1%

Net income per share, diluted, as reported	$1.28	$0.90		$2.07	$1.57
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	(0.19)	0.11		(0.05)	0.13
Add: Impact of special items	0.03	0.09		0.03	0.07
Add (Deduct): Net income tax impact of fuel and special items (1)	0.07	(0.07)		0.01	(0.08)
Net income per share, diluted, non-GAAP	$1.19	$1.03	15.5%	$2.06	$1.69	21.9%

Operating expenses per ASM (cents)	10.75 ¢	11.04 ¢		10.87 ¢	11.14 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.37)	(2.75)		(2.39)	(2.74)
Deduct: Impact of special items	(0.05)	(0.16)		(0.02)	(0.06)
Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items (cents)	8.33 ¢	8.13 ¢	2.5%	8.46 ¢	8.34 ¢	1.4%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(1) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	June 30, 2016	June 30, 2015
Operating income, as reported	$4,471	$3,100
Special revenue adjustment (1)	(172)	—
Union contract bonuses	279	64
Net impact from fuel contracts	(354)	23
Acquisition and integration costs	13	96
Litigation settlement	—	(37)
Asset impairment	21	—
Operating income, non-GAAP	$4,258	$3,246
Net adjustment for aircraft leases (2)	117	117
Adjustment for fuel hedge accounting	(159)	(76)
Adjusted Operating income, non-GAAP	$4,216	$3,287

Average invested capital (3)	$11,524	$11,196
Equity adjustment for hedge accounting	1,072	473
Adjusted average invested capital	$12,596	$11,669

ROIC, pre-tax	33.5%	28.2%
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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; and Net income per share, diluted, non-GAAP. The Company's economic financial results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an “economic” basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

In addition, the Company’s GAAP results in the applicable periods include other charges or benefits that are deemed “special items” that the Company believes are not indicative of its ongoing operations and make its results difficult to compare to prior periods, anticipated future periods, or to its competitors’ results. Special items include:

1.
A one-time $172 million Special revenue adjustment due to the Agreement with Chase and the resulting change in accounting methodology. This non-cash increase to Other revenue represented a nonrecurring required acceleration of revenues associated with the adoption of ASU 2009-13. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information;

2.
Expenses associated with the Company’s acquisition and integration of AirTran. Such expenses were primarily incurred during the acquisition and integration period of the two companies from 2011 through 2015 as a result of the Company’s acquisition of AirTran, which closed on May 2, 2011. The Company does not expect to incur any further acquisition and integration costs related to the AirTran acquisition and therefore, the exclusion of these expenses provides investors with a more applicable basis for which to compare results in future periods now that the integration process has been completed;

3.
A gain resulting from a litigation settlement received in January 2015. This cash settlement meaningfully lowered Other operating expenses during the applicable period and the Company does not expect a similar impact on its cost structure in the future;

4.
Union contract bonuses recorded for certain workgroups. As the bonuses would only be paid at ratification of the associated tentative agreement and would not represent an ongoing expense to the Company, management believes its results for the associated periods are more usefully compared if the impacts of ratification bonus amounts are excluded from results. Generally, union contract agreements cover a specified three- to five- year period, although such contracts officially never expire, and the agreed upon terms remain in place until a revised agreement is reached, which can be several years following the amendable date; and

5.
A $21 million noncash impairment charge related to Newark slots as a result of the FAA announcement in April, that Newark was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3.

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to compare results to other airlines: Operating revenues, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding fuel and special items.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $1.1 billion for the three months ended June 30, 2016, compared with $627 million provided by operating activities in the same prior year period. For the six months ended June 30, 2016, net cash provided by operating activities was $2.7 billion, compared with $2.1 billion provided by operating activities in the six months ended June 30, 2015. The operating cash flows for the six months ended June 30, 2016, were largely impacted by the Company's net income (as adjusted for noncash items), which includes $588 million of depreciation and amortization, $62 million of which was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned 737-300 aircraft from mid-2021 to third quarter 2017. Additionally, there was a $764 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and the Company received $116 million in cash collateral from fuel derivative counterparties during the six months ended June 30, 2016. See Note 3 to the unaudited Condensed Consolidated Financial Statements. For the six months ended June 30, 2015, in addition to the Company's net income (as adjusted for noncash items), there was a $918 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and $394 million in cash collateral was provided to fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $674 million during the three months ended June 30, 2016, compared with $407 million used in investing activities in the same prior year period. Net cash used in investing activities during the six months ended June 30, 2016, totaled $849 million, versus $708 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2016, capital expenditures were $900 million, consisting primarily of payments for new and previously owned aircraft delivered to the Company. This compared with $1.0 billion in Capital expenditures during the same prior year period. During the six months ended June 30, 2016, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $93 million, compared with a net cash inflow of $346 million during the same prior year period.

Net cash used in financing activities was $786 million during the three months ended June 30, 2016, compared with $473 million used in financing activities for the same prior year period. Net cash used in financing activities during the six months ended June 30, 2016, was $1.4 billion, compared with $881 million used in financing activities for the same prior year period. During the six months ended June 30, 2016, the Company repaid $103 million in debt and capital lease obligations, repurchased $1.2 billion of its outstanding common stock through a share repurchase program, and paid $160 million in dividends to Shareholders. During the six months ended June 30, 2015, the Company repaid $92 million in debt and capital lease obligations, repurchased approximately $680 million of its outstanding common stock through a share repurchase program, and paid $131 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility, which expires in April 2018. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2016, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 18, 2016, the Company's Board of Directors declared an increase in the Company's quarterly cash dividend from $.075 per share to $.10 per share. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

On May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock. Under this $1.5 billion share repurchase program, in April 2016, the Company launched the April 2016 ASR Program and advanced $200 million to a financial institution in a privately negotiated transaction, and received, in total, 4.5 million shares under the April 2016 ASR Program, which was completed in May 2016. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. Subsequent to the completion of the April 2016 ASR Program, the Company had no amounts remaining under this $1.5 billion share repurchase program.

On May 18, 2016, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Under this $2.0 billion share repurchase program, in May 2016, the Company launched the May 2016 ASR Program and advanced $500 million to a financial institution in a privately negotiated transaction. The Company received a total of 12.3 million shares under the May 2016 ASR Program, which was completed in June 2016. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. This transaction brings total repurchases of common stock in 2016 to $1.2 billion. As of June 30, 2016, the Company has $1.5 billion remaining under its $2.0 billion share repurchase program.

The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.4 billion as of June 30, 2016, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in April 2018, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the unaudited Condensed Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. During second quarter 2016, the Company revised its future firm aircraft order book. Firm deliveries previously scheduled between 2019 and 2022 were deferred to 2023 through 2025 in the restructured order book. This resulted in a $1.9 billion deferral of capital spending beyond 2020. See Note 7 to the unaudited Condensed Consolidated Financial Statements for information regarding the Company's firm orders and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft and the Company's capital commitments associated therewith in 2016, 2017, 2018, 2019, 2020, and thereafter.

The following table details information on the aircraft in the Company's fleet as of June 30, 2016:

		Average	Number		Number	Number
Type	Seats	Age (Yrs)	of Aircraft		Owned	Leased
737-300	137 or 143	22	104	(1)	68	36
737-500	122	24	7		7	—
737-700	143	12	490		397	93
737-800	175	2	118		111	7
TOTALS		12	719		583	136
(1) Of the total, 77 737-300 aircraft have 143 seats and 27 have 137 seats.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network, fleet, and capacity plans;

•	the Company’s plans and expectations with respect to the replacement of its reservations system;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity, capital expenditures, and returns to shareholders, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company's dependence on third party vendors, in particular with respect to its fleet and technology plans;

•	the impact of governmental regulations and other governmental actions related to the Company and its operations;

•
changes in demand for the Company's services and the impact of economic conditions, fuel prices, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) and other factors beyond the Company’s control on the Company's business decisions, plans, and strategies;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company's ability to maintain positive relations with employees and employee representatives and the impact of labor matters on the Company's business decisions, plans, strategies, and costs; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2016, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $957 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2016, the Company had two counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2016, $719 million in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of June 30, 2016, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $328 million in collateral. The Company would have the option of providing cash, letters of credit, and/or pledging aircraft in order to meet this collateral requirement. At June 30, 2016, the Company had $1.6 billion of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of

June 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta have opposed. The parties engaged in extensive discovery, and discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. The parties filed motions to exclude the opinions of the other parties' experts on class certification and on the merits. On January 8, 2016, the parties completed briefing on defendants' motions for summary judgment, plaintiffs' motion for class certification, and the motions to exclude the opinions of experts. On July 12, 2016, the Court granted plaintiffs’ motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants have submitted a petition to appeal the class certification decision. Defendants’ motions for summary judgment are still pending. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and the parties are briefing that motion. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases.
In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in British Columbia, Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian citizens traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in Ontario, Quebec and Saskatchewan. On June 9, 2016, the Federal Court in British Columbia granted plaintiffs' motion to discontinue that action against the Company without prejudice and stayed the action against the other defendants. The time for the Company to respond to the remaining complaints has not yet expired. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases in Canada.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
April 1, 2016 through April 30, 2016	5,548,582	$—	(2)(3)	5,548,582	$—
May 1, 2016 through May 31, 2016	1,206,720	$—	(3)(4)	1,206,720	$1,500,000,000	(1)(4)
June 1, 2016 through June 30, 2016	12,268,280	$—	(4)	12,268,280	$1,500,000,000
Total	19,023,582			19,023,582

(1)
On May 13, 2015, the Company’s Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock. Following the completion of the May 2015 share repurchase authorization, on May 18, 2016, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under the First Quarter 2016 ASR Program, the Company paid $500 million in January 2016 and received an initial delivery of 9,615,384 shares during first quarter 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2016 ASR Program based on a price of $39.00 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on January 22, 2016. Final settlement of this First Quarter 2016 ASR Program occurred in April 2016 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in April 2016. Upon settlement, the third party financial institution delivered 2,300,423 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 11,915,807 shares repurchased under the First Quarter 2016 ASR Program, upon completion of the First Quarter 2016 ASR Program in April 2016, was $41.9611.

(3)
Under the April 2016 ASR Program, the Company paid $200 million in April 2016 and received an initial delivery of 3,248,159 shares during April 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the April 2016 ASR Program based on a price of $46.1800 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on April 26, 2016. Final settlement of the April 2016 ASR Program occurred in May 2016 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in May 2016. Upon settlement, the third party financial institution delivered 1,206,720 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 4,454,879 shares repurchased under the April 2016 ASR Program, upon completion of the April 2016 ASR Program in May 2016, was $44.8946.

(4)
Following the Board of Directors’ authorization of the Company’s new $2.0 billion share repurchase program on May 18, 2016, under the May 2016 ASR Program, the Company paid $500 million in May 2016 and received an initial delivery of 8,845,268 shares on June 9, 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the May 2016 ASR Program based on a price of $42.3956 per share, which was the volume-weighted average price per share of the Company’s common stock on the New York Stock Exchange between May 23, 2016 and June 8, 2016. Final settlement of the May 2016 ASR Program occurred in June 2016 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in June 2016. Upon settlement, the third party financial institution delivered 3,423,012 additional shares of the Company's common stock to the Company. In total, the average purchase price per share for the 12,268,280 shares repurchased under the May 2016 ASR Program, upon completion of the May 2016 ASR Program in June 2016, was $40.7555.

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

10.1	Supplemental Agreement No. 94 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 5 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

July 27, 2016	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 94 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 5 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1) Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2) Furnished, not filed.