Form 10-Q
period 2016-09-30
SOUTHWEST AIRLINES CO
filed 2016-10-31
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of Common Stock outstanding as of the close of business on October 26, 2016: 615,597,738

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2016 and 2015
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,966	$1,583
Short-term investments	1,480	1,468
Accounts and other receivables	848	474
Inventories of parts and supplies, at cost	331	311
Prepaid expenses and other current assets	214	188
Total current assets	4,839	4,024

Property and equipment, at cost:
Flight equipment	19,978	19,462
Ground property and equipment	3,600	3,219
Deposits on flight equipment purchase contracts	1,113	1,089
Assets constructed for others	1,150	915
	25,841	24,685
Less allowance for depreciation and amortization	9,295	9,084
	16,546	15,601
Goodwill	970	970
Other assets	690	717
	$23,045	$21,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,021	$1,188
Accrued liabilities	2,146	2,591
Air traffic liability	3,677	2,990
Current maturities of long-term debt	972	637
Total current liabilities	7,816	7,406

Long-term debt less current maturities	2,323	2,541
Deferred income taxes	3,209	2,490
Construction obligation	989	757
Other noncurrent liabilities	661	760
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,402	1,374
Retained earnings	10,957	9,409
Accumulated other comprehensive loss	(499)	(1,051)
Treasury stock, at cost	(4,621)	(3,182)
Total stockholders' equity	8,047	7,358
	$23,045	$21,312
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Passenger	$4,669	$4,716	$13,971	$13,746
Freight	42	44	129	134
Special revenue adjustment	—	172	—	172
Other	428	386	1,250	791
Total operating revenues	5,139	5,318	15,350	14,843

OPERATING EXPENSES:
Salaries, wages, and benefits	1,909	1,699	5,089	4,725
Fuel and oil	941	936	2,696	2,818
Maintenance materials and repairs	258	259	801	729
Aircraft rentals	56	60	174	179
Landing fees and other rentals	307	303	918	887
Depreciation and amortization	315	258	903	751
Acquisition and integration	—	6	—	32
Other operating expenses	658	572	1,854	1,632
Total operating expenses	4,444	4,093	12,435	11,753

OPERATING INCOME	695	1,225	2,915	3,090

OTHER EXPENSES (INCOME):
Interest expense	31	31	93	92
Capitalized interest	(12)	(9)	(34)	(23)
Interest income	(6)	(2)	(17)	(5)
Other (gains) losses, net	64	272	135	394
Total other expenses (income)	77	292	177	458

INCOME BEFORE INCOME TAXES	618	933	2,738	2,632
PROVISION FOR INCOME TAXES	230	349	1,016	987

NET INCOME	$388	$584	$1,722	$1,645

NET INCOME PER SHARE, BASIC	$0.63	$0.89	$2.73	$2.47

NET INCOME PER SHARE, DILUTED	$0.62	$0.88	$2.70	$2.45

COMPREHENSIVE INCOME	$517	$345	$2,274	$1,480

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	618	655	630	665
Diluted	625	663	638	673

Cash dividends declared per common share	$.100	$.075	$.275	$.210
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$388	$584	$1,722	$1,645
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	315	258	903	751
Loss on asset impairment	—	—	21	—
Unrealized/realized (gain) loss on fuel derivative instruments	(67)	87	(101)	172
Deferred income taxes	315	(82)	395	(40)
Changes in certain assets and liabilities:
Accounts and other receivables	(320)	4	(355)	(86)
Other assets	(16)	33	(61)	40
Accounts payable and accrued liabilities	247	380	272	424
Air traffic liability	(77)	(301)	686	617
Cash collateral received from (provided to) derivative counterparties	114	181	230	(213)
Other, net	(43)	(308)	(128)	(396)
Net cash provided by operating activities	856	836	3,584	2,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(464)	(230)	(1,364)	(1,231)
Assets constructed for others	(33)	(32)	(70)	(76)
Purchases of short-term investments	(641)	(506)	(1,670)	(1,383)
Proceeds from sales of short-term and other investments	549	509	1,671	1,732
Other, net	5	—	—	(9)
Net cash used in investing activities	(584)	(259)	(1,433)	(967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	6	9	23	30
Proceeds from termination of interest rate derivative instruments	—	—	—	12
Reimbursement for assets constructed for others	33	9	68	14
Payments of long-term debt and capital lease obligations	(68)	(79)	(171)	(170)
Payments of cash dividends	(62)	(49)	(222)	(180)
Repayment of construction obligation	(2)	(3)	(6)	(8)
Repurchase of common stock	(250)	(500)	(1,450)	(1,180)
Other, net	(3)	4	(10)	(7)
Net cash used in financing activities	(346)	(609)	(1,768)	(1,489)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(74)	(32)	383	458

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,040	1,772	1,583	1,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,966	$1,740	$1,966	$1,740

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$27	$33	$77	$86
Income taxes	$264	$409	$902	$975

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment acquired through the assumption of debt	$20	$—	$20	$—
Flight equipment under capital leases	$—	$48	$251	$130
Assets constructed for others	$50	$46	$165	$126
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2016 and 2015 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2015.

2.    NEW ACCOUNTING PRONOUNCEMENTS AND CHANGES IN ACCOUNTING OR ESTIMATES

New accounting pronouncements
On August 26, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows. The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a significant impact on its financial statement presentation or results.

On June 16, 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses. The new standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a significant impact on its financial statement presentation or results.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company believes the most significant impact of this ASU on its accounting will be the presentation of operating leases with durations greater than twelve months, with certain exceptions, on the balance sheet. The Company is evaluating the new guidance and plans to provide additional information about its expected financial impact at a future date.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liability associated with flight points earned by Customers with a relative fair value approach, based on estimated selling price, resulting in a significant increase in the liability. The Company is continuing to evaluate the new guidance and plans to provide additional information about its expected financial impact at a future date.

Changes in accounting or estimates
During second quarter 2016, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, with an effective date as of January 1, 2016. The prospective method of adoption of this standard resulted in the recognition of $7 million of excess tax benefits to the Company's income tax provision for the nine months ended September 30, 2016, all of which was recorded during second quarter 2016.
The Company sells frequent flyer points and related services to companies participating in its frequent flyer program. Historically, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under this method, the Company estimated the portion of the amounts received from the sale of frequent flyer points that related to free travel and these amounts were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. On July 1, 2015, the Company executed an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. This material modification triggered an accounting change under ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which has been recorded on a prospective basis. The impact of the accounting change is that the Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team). The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other revenue when earned.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company followed the transition approach of ASU No. 2009-13, which required that the Company adjust the existing deferred revenue balance, classified within Air traffic liability, to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the residual method. The estimated impacts on revenue and earnings associated with the Agreement and this change in accounting principle for the nine months ended September 30, 2016, which only include amounts through June 30, 2016 as the impact of the accounting change for third quarter 2016 was comparable to that recognized in third quarter 2015, are as follows:

(in millions, except per share amounts)	Nine months ended September 30, 2016
Passenger revenue	$(120)
Other revenue	381
Operating revenues	$261
Net income	$139
Net income per basic share	$0.22
Net income per diluted share	$0.22

During first quarter 2016, the Company made the decision to further simplify its operations and resolve uncertainty surrounding Federal Aviation Administration ("FAA") pilot training requirements for flying both its Boeing 737-300 ("Classic") and Boeing 737-8 aircraft. The Company expects to begin operating 737-8s once all Classic aircraft are retired. These decisions have resulted in the Company accelerating the retirement of its less-efficient Classic fleet to no later than third quarter 2017, versus the original scheduled retirement of this fleet that had extended out to 2021. This change in retirement dates is considered a change in estimate and has been accounted for on a prospective basis as of the dates the decisions were finalized. Therefore, the Company has recorded and will record accelerated depreciation expense over the remainder of the useful lives for each Classic aircraft and related parts. See Note 7 for further information regarding the Company's aircraft fleet.

The estimated impacts on expense and earnings from this change in assumption for the three and nine months ended September 30, 2016 are as follows:

(in millions, except per share amounts)	Three months ended September 30, 2016	Nine months ended September 30, 2016
Depreciation and amortization expense	$31	$94
Net income	$(17)	$(50)
Net income per basic share	$(0.03)	$(0.08)
Net income per diluted share	$(0.03)	$(0.08)

The estimated impact to Depreciation and amortization expense from this change in assumption for fourth quarter 2016 is an approximate increase of $29 million.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. The Company does not purchase or hold any financial derivative instruments for trading or speculative purposes.

The Company has used financial derivative instruments for both short-term and long-term timeframes and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), put spreads (which include a purchased put option and a sold put option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but does not have coverage once market prices fall below the strike price of the purchased call option.

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

For the three months ended September 30, 2016, the Company had fuel derivative instruments in place for up to 58 percent of its fuel consumption. As of September 30, 2016, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 72 percent of its remaining 2016 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2016 through 2018 on an “economic” basis:

	Maximum fuel hedged as of
	September 30, 2016	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2016
Fourth quarter 2016	357	Brent crude oil and Gulf Coast jet fuel
2017	1,281	WTI crude and Brent crude oil
2018	744	Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2015, or during the nine months ended September 30, 2016.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2016	12/31/2015	9/30/2016	12/31/2015
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$2	$—	$—
Fuel derivative contracts (gross)	Other assets	8	2	—	—
Fuel derivative contracts (gross)	Accrued liabilities	22	107	513	526
Fuel derivative contracts (gross)	Other noncurrent liabilities	84	55	137	658
Interest rate derivative contracts	Other assets	13	2	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	36	49
Total derivatives designated as hedges		$127	$168	$686	$1,233
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$13	$39	$7	$26
Fuel derivative contracts (gross)	Other assets	3	5	—	—
Fuel derivative contracts (gross)	Accrued liabilities	333	1,395	526	1,854
Fuel derivative contracts (gross)	Other noncurrent liabilities	134	330	136	352
Total derivatives not designated as hedges		$483	$1,769	$669	$2,232
Total derivatives		$610	$1,937	$1,355	$3,465
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	September 30,	December 31,
(in millions)	location	2016	2015
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$6	$—
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	9	—
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	530	235
Cash collateral deposits provided to counterparties for fuel contracts - noncurrent	Offset against Other noncurrent liabilities	90	600
Due to third parties for fuel contracts	Accounts payable	94	46

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

The Company's application of its netting policy associated with cash collateral differs depending on whether its derivative instruments are in a net asset position or a net liability position. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. If the Company's fuel derivative instruments are in a net liability position with the counterparty, cash collateral amounts provided are first netted against noncurrent outstanding derivative liability amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of current outstanding derivative instruments.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2016			December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$13	$(13)	$—	$41	$(26)	$15
Fuel derivative contracts	Other assets	$11	$(9)	$2	$7	$—	$7
Fuel derivative contracts	Accrued liabilities	$885	$(885)	$—	$1,737	$(1,737)	$—
Fuel derivative contracts	Other noncurrent liabilities	$308	$(273)	$35	$985	$(985)	$—
Interest rate derivative contracts	Other assets	$13	$—	$13	$2	$—	$2

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2016			December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet (a)
Fuel derivative contracts	Prepaid expenses and other current assets	$13	$(13)	$—	$26	$(26)	$—
Fuel derivative contracts	Other assets	$9	$(9)	$—	$—	$—	$—
Fuel derivative contracts	Accrued liabilities	$1,039	$(885)	$154	$2,380	$(1,737)	$643
Fuel derivative contracts	Other noncurrent liabilities	$273	$(273)	$—	$1,010	$(985)	$25
Interest rate derivative contracts	Other noncurrent liabilities	$36	$—	$36	$49	$—	$49
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2016		2015		2016		2015		2016	2015
Fuel derivative contracts	$19	*	$315	*	$141	*	$79	*	$(4)	$—
Interest rate derivatives	(2)	*	3	*	2	*	3	*	(2)	—
Total	$17		$318		$143		$82		$(6)	$—
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2016		2015		2016		2015		2016	2015
Fuel derivative contracts	$(62)	*	$330	*	$484	*	$166	*	$(3)	$(15)
Interest rate derivatives	4	*	6	*	7	*	9	*	(3)	(2)
Total	$(58)		$336		$491		$175		$(6)	$(17)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships

	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2016	2015
Fuel derivative contracts	$35	$239	Other (gains) losses, net

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships

	(Gain) loss recognized in income on derivatives

	Nine months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2016	2015
Fuel derivative contracts	$23	$330	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2016 and 2015 of $34 million and $33 million, respectively, and the nine months ended September 30, 2016 and 2015 of $117 million and $81 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2016, recorded in AOCI, were approximately $401 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2016.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. For example, at September 30, 2016, the Company had chosen to provide all of its collateral in the form of cash postings, although it could have chosen to provide aircraft and/or letters of credit for a significant portion of its collateral posted.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2016, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(414)	$(118)	$(4)	$(169)	$(33)	$15	$1	$(722)
Cash collateral held from (by) CP	(399)	(77)	—	(144)	—	15	—	(605)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
Option to substitute LC for cash	N/A	>(500)(e)	(225) to (275)(e)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(125)	(75) to (150) or >(550)	(125) to (150) or >(550)	>(100)
Cash is received from CP	>50(c)	>150(c)	>175(c)	>250(c)	>75(c)	>0(c)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(0) to (150) or >(550)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	(150) to (550)	N/A
(a) Individual counterparties with fair value of fuel derivatives <$2 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,
(in millions)	2016	2015
NET INCOME	$388	$584
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $72 and ($139)	122	(236)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $-	4	—
Other, net of deferred taxes of $2 and ($2)	3	(3)
Total other comprehensive income (loss)	$129	$(239)
COMPREHENSIVE INCOME	$517	$345

	Nine months ended September 30,
(in millions)	2016	2015
NET INCOME	$1,722	$1,645
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $321 and ($97)	546	(164)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $2	3	3
Other, net of deferred taxes of $2 and ($1)	3	(4)
Total other comprehensive income (loss)	$552	$(165)
COMPREHENSIVE INCOME	$2,274	$1,480

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2016:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2016	$(993)	$(32)	$22	$6	$369	$(628)
Changes in fair value	(30)	3	—	5	8	(14)
Reclassification to earnings	224	3	—	—	(84)	143
Balance at September 30, 2016	$(799)	$(26)	$22	$11	$293	$(499)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(1,666)	$(30)	$22	$6	$617	$(1,051)
Changes in fair value	98	(7)	—	5	(35)	61
Reclassification to earnings	769	11	—	—	(289)	491
Balance at September 30, 2016	$(799)	$(26)	$22	$11	$293	$(499)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2016:

Three months ended September 30, 2016
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$224	Fuel and oil expense
	83	Less: Tax Expense
	$141	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Interest expense
	1	Less: Tax Expense
	$2	Net of tax

Total reclassifications for the period	$143	Net of tax

Nine months ended September 30, 2016
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$769	Fuel and oil expense
	285	Less: Tax Expense
	$484	Net of tax
Unrealized loss on interest rate derivative instruments	$11	Interest expense
	4	Less: Tax Expense
	$7	Net of tax

Total reclassifications for the period	$491	Net of tax

5.    SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2016	December 31, 2015
Intangible assets, net	$430	$464
Non-current investments	35	40
Other	225	213
Other assets	$690	$717

(in millions)	September 30, 2016	December 31, 2015
Accounts payable trade	$148	$178
Salaries payable	149	173
Taxes payable	165	179
Aircraft maintenance payable	25	168
Fuel payable	66	48
Other payables	468	442
Accounts payable	$1,021	$1,188

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	September 30, 2016	December 31, 2015
ProfitSharing and savings plans	$517	$655
Aircraft and other lease related obligations	52	74
Vacation pay	339	309
Accrued union bonuses (a)	533	329
Health	90	86
Derivative contracts	154	643
Workers compensation	179	187
Property and income taxes	63	62
Other	219	246
Accrued liabilities	$2,146	$2,591
(a) As part of the ongoing negotiations with various union contract groups during 2016, the Company has recorded a liability for estimated bonuses that would be paid out to union members upon ratification of labor agreements. The liability excludes certain immaterial benefit costs that are included as a component of Accounts payable. The amount accrued is subject to change based on subsequent negotiations, and any changes would be recorded on a prospective basis.

(in millions)	September 30, 2016	December 31, 2015
Postretirement obligation	$215	$201
Non-current lease-related obligations	135	165
Other deferred compensation	195	179
Deferred gains from sale and leaseback of aircraft	33	43
Derivative contracts	1	74
Other	82	98
Other noncurrent liabilities	$661	$760

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
NUMERATOR:
Net income	$388	$584	$1,722	$1,645
Incremental income effect of interest on 5.25% convertible notes	1	1	2	3
Net income after assumed conversion	$389	$585	$1,724	$1,648

DENOMINATOR:
Weighted-average shares outstanding, basic	618	655	630	665
Dilutive effect of Employee stock options and restricted stock units	1	2	2	2
Dilutive effect of 5.25% convertible notes	6	6	6	6
Adjusted weighted-average shares outstanding, diluted	625	663	638	673

NET INCOME PER SHARE:
Basic	$0.63	$0.89	$2.73	$2.47
Diluted	$0.62	$0.88	$2.70	$2.45

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project is not to exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project will come directly from Broward County sources, but will flow through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be substantially completed by mid-2017. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County. As of September 30, 2016, the Company had recorded construction costs related to the project of $92 million.
Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provided a new five-gate international terminal with international passenger processing facilities, expansion of the security checkpoint, and upgrades to the Southwest Airlines ticket counter area. Construction was effectively completed in October 2015, at which time the Company began operating from the new facility. The project's final cost was approximately $150 million, of which $22 million was considered

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

proprietary and thus not classified as Assets constructed for others. The Company provided the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company owes for the international facility is being waived from the initial occupancy until the expiration of the Lease. However, the City has the option at any time during the term of the Lease to reimburse the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, a small portion of the project qualified for rental credits that have been utilized against the Company’s 2016 lease payments at the airport.

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

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport. Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014 and is estimated to be completed during 2018. The Company has determined that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company (through the RAIC credit facility) for the non-proprietary renovations, while proprietary renovations will not be reimbursed. As a result, $313 million of costs incurred as of September 30, 2016, to fund the Project are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
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

Although the City of Dallas received commitments from various sources that helped to fund portions of this LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of September 30, 2016, $439 million of principal remained outstanding.

In conjunction with the Company's significant presence at Dallas Love Field, the Company agreed to manage the majority of the LFMP project. Based on the pertinent factors in place at the time the agreement was made, the Company utilized the accounting guidance provided for lessees involved in asset construction. As of September 30, 2016, the Company had recorded LFMP construction costs of $538 million within Assets constructed for others and had recorded a liability of $525 million within Construction obligation in its unaudited Condensed Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company placed the associated assets in service and began depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction,

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. A portion of these payments are reflected as Repayment of construction obligation in the unaudited Condensed Consolidated Statement of Cash Flows. The imputed interest rate associated with construction obligation was nominal for the three and nine months ended September 30, 2016 and the year ended December 31, 2015.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project. As of September 30, 2016, the Company had recorded LFMP parking construction expenditures of $59 million within Assets constructed for others with a corresponding increase to Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. During third quarter 2016, the Company exercised four 737-800 options for 2018. As of September 30, 2016, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft as follows:

	The Boeing Company 737
	-800 Firm Orders	-800 Options	-7 Firm Orders	-8 Firm Orders		-8 Options		Additional -700s	Total
2016	38	—	—	—		—		23	61	(2)
2017	39	—	—	14		—		14	67
2018	16	14	—	13		—		4	47
2019	—	—	15	—		5		—	20
2020	—	—	14	—		8		—	22
2021	—	—	1	13		18		—	32
2022	—	—	—	15		19		—	34
2023	—	—	—	34		23		—	57
2024	—	—	—	41		23		—	64
2025	—	—	—	40		36		—	76
2026	—	—	—	—		36		—	36
2027	—	—	—	—		23		—	23
Total	93	14	30	170	(1)	191	(1)	41	539
(1) The Company has flexibility to substitute 737-7 in lieu of 737-8 aircraft beginning in 2019.
(2) Includes 25 737-800s and 19 737-700s delivered as of September 30, 2016. The 19 737-700s are classified as capital leases and have increased the Company's future capital lease obligations by $6 million remaining in 2016, $29 million in 2017, $29 million in 2018, $28 million in 2019, $27 million in 2020, and $176 million thereafter.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $281 million in fourth quarter 2016, $1.1 billion in 2017, $775 million in 2018, $614 million in 2019, $821 million in 2020, and $6.1 billion thereafter.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service ("IRS"). The Company's management does not expect that the outcome of any of its currently ongoing legal proceedings or the outcome of any adjustments presented by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

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

As of September 30, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of the assets in the Company’s earnings.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016, and December 31, 2015:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,706	$1,706	$—	$—
Commercial paper	250	—	250	—
Certificates of deposit	10	—	10	—
Short-term investments:
Treasury bills	1,198	1,198	—	—
Certificates of deposit	282	—	282	—
Interest rate derivatives (see Note 3)	13	—	13	—
Fuel derivatives:
Swap contracts (b)	8	—	8	—
Swap contracts (c)	173	—	173	—
Option contracts (b)	16	—	—	16
Option contracts (c)	400	—	—	400
Other available-for-sale securities	96	80	—	16
Total assets	$4,152	$2,984	$736	$432
Liabilities
Fuel derivatives:
Swap contracts (b)	$(2)	$—	$(2)	$—
Swap contracts (c)	(220)	—	(220)	—
Option contracts (b)	(5)	—	—	(5)
Option contracts (c)	(1,092)	—	—	(1,092)
Interest rate derivatives (see Note 3)	(36)	—	(36)	—
Total liabilities	$(1,355)	$—	$(258)	$(1,097)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2016, or the year ended December 31, 2015. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the nine months ended September 30, 2016, or the year ended December 31, 2015. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel derivatives		Other securities
(in millions)				Total
Balance at June 30, 2016	$(907)		$26	$(881)
Total gains (losses) (realized or unrealized)
Included in earnings	(46)		—	(46)
Included in other comprehensive income	(31)		3	(28)
Purchases	61	(a)	—	61
Sales	(4)	(a)	(13)	(17)
Settlements	246		—	246
Balance at September 30, 2016	$(681)		$16	$(665)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at September 30, 2016.	$(20)		$—	$(20)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel derivatives		Other securities
(in millions)				Total
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
Total gains (realized or unrealized)
Included in earnings	128		—	128
Included in other comprehensive income	104		2	106
Purchases	191	(a)	—	191
Sales	(61)	(a)	(13)	(74)
Settlements	633		—	633
Balance at September 30, 2016	$(681)		$16	$(665)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at September 30, 2016.	$95		$—	$95
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at September 30, 2016:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2016	20-35%
			2017	27-38%
			2018	21-32%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2016, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under seven of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Convertible Senior Notes due November 2016	$110	$301	Level 2
5.75% Notes due December 2016	302	304	Level 2
5.125% Notes due 2017	303	308	Level 2
French Credit Agreements due 2018 - 1.96%	19	19	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	9	10	Level 3
2.75% Notes due 2019	307	316	Level 2
Term Loan Agreement due 2019 - 6.315%	115	117	Level 3
Term Loan Agreement due 2019 - 4.84%	28	29	Level 3
2.65% Notes due 2020	507	521	Level 2
Term Loan Agreement due 2020 - 5.223%	296	291	Level 3
Floating-rate 737 Aircraft Notes payable through 2020	217	213	Level 3
Term Loan Agreements payable through 2021 - 7.94%	20	22	Level 3
Pass Through Certificates due 2022 - 6.24%	324	362	Level 2
7.375% Debentures due 2027	130	161	Level 2

9.    REVOLVING CREDIT FACILITY

On August 3, 2016, the Company entered into a new $1 billion unsecured revolving credit facility expiring in August 2021, and terminated its previous facility, which would have expired in April 2018. The new revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2016, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.    SUBSEQUENT EVENT

On October 31, 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company has borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan matures on October 31, 2026, and is being repaid via semi-annual installments of principal that begin April 30, 2018. The loan bears interest at the LIBOR (as defined in the term loan agreement) plus 1.10 percent, which equates to an initial rate of 2.359 percent, and interest is payable semi-annually in installments that begin April 30, 2017.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2016 and 2015 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2016	2015	Change
Revenue passengers carried	31,768,550	30,559,019	4.0%
Enplaned passengers	38,852,737	37,765,903	2.9%
Revenue passenger miles (RPMs) (000s)(1)	32,315,952	31,052,660	4.1%
Available seat miles (ASMs) (000s)(2)	37,881,510	36,360,340	4.2%
Load factor(3)	85.3%	85.4%	(0.1)	pts
Average length of passenger haul (miles)	1,017	1,016	0.1%
Average aircraft stage length (miles)	764	754	1.3%
Trips flown	332,420	325,301	2.2%
Seats flown(4)	49,050,147	47,470,059	3.3%
Seats per trip(5)	147.55	145.93	1.1%
Average passenger fare	$146.96	$154.33	(4.8)%
Passenger revenue yield per RPM (cents)(6)	14.45	15.19	(4.9)%
Operating revenues per ASM (cents)(7)	13.57	14.15	(4.1)%
Passenger revenue per ASM (cents)(8)	12.32	12.97	(5.0)%
Operating expenses per ASM (cents)(9)	11.73	11.26	4.2%
Operating expenses per ASM, excluding fuel (cents)	9.25	8.68	6.6%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.98	8.19	9.6%
Fuel costs per gallon, including fuel tax	$1.83	$1.89	(3.2)%
Fuel costs per gallon, including fuel tax, economic	$2.02	$2.20	(8.2)%
Fuel consumed, in gallons (millions)	513	493	4.1%
Active fulltime equivalent Employees	53,072	48,642	9.1%
Aircraft at end of period(10)	714	692	3.2%

	Nine months ended September 30,
	2016	2015	Change
Revenue passengers carried	92,712,998	87,802,757	5.6%
Enplaned passengers	112,960,419	107,535,145	5.0%
Revenue passenger miles (RPMs) (000s)(1)	93,431,810	87,771,907	6.4%
Available seat miles (ASMs) (000s)(2)	111,374,942	105,133,835	5.9%
Load factor(3)	83.9%	83.5%	0.4	pts
Average length of passenger haul (miles)	1,008	1,000	0.8%
Average aircraft stage length (miles)	763	750	1.7%
Trips flown	981,409	948,180	3.5%
Seats flown(4)	144,264,317	138,326,878	4.3%
Seats per trip(5)	147.00	145.89	0.8%
Average passenger fare(11)	$150.69	$156.55	(3.7)%
Passenger revenue yield per RPM (cents)(6)(11)	14.95	15.66	(4.5)%
Operating revenues per ASM (cents)(7)	13.78	13.95	(1.2)%
Passenger revenue per ASM (cents)(8)(11)	12.54	13.07	(4.1)%
Operating expenses per ASM (cents)(9)	11.17	11.18	(0.1)%
Operating expenses per ASM, excluding fuel (cents)	8.74	8.50	2.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.33	8.04	3.6%
Fuel costs per gallon, including fuel tax	$1.79	$1.98	(9.6)%
Fuel costs per gallon, including fuel tax, economic	$1.87	$2.08	(10.1)%
Fuel consumed, in gallons (millions)	1,498	1,420	5.5%
Active fulltime equivalent Employees	53,072	48,642	9.1%
Aircraft at end of period(10)	714	692	3.2%

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
(7) Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues" or "RASM," this is a measure of operating revenue production based on the total available seat miles flown during a particular period. Third quarter and nine months ended September 30, 2015 RASM excludes a $172 million one-time special revenue adjustment. Including the special revenue adjustment, RASM would have been 14.63 cents and 14.12 cents for the three and nine months ended September 30, 2015, respectively. Additional information regarding this special item is provided in the Note Regarding Use of Non-GAAP Financial Measures and a reconciliation of revenue excluding special items related to accounting changes in the accompanying pages.
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

Financial Overview

The Company recorded third quarter GAAP and non-GAAP results for 2016 and 2015 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2016	2015	Percent Change	2016	2015	Percent Change
Operating income	$695	$1,225	(43.3)%	$2,915	$3,090	(5.7)%
Net income	$388	$584	(33.6)%	$1,722	$1,645	4.7%
Net income per share, diluted	$0.62	$0.88	(29.5)%	$2.70	$2.45	10.2%

Non-GAAP
Operating income	$972	$1,047	(7.2)%	$3,190	$2,965	7.6%
Net income	$582	$623	(6.6)%	$1,907	$1,764	8.1%
Net income per share, diluted	$0.93	$0.94	(1.1)%	$3.00	$2.63	14.1%

Third quarter 2016 Net income was $388 million, a 33.6 percent decrease year-over-year, or $0.62 per diluted share. This decrease was primarily attributable to a 12.4 percent increase in Salaries, wages, and benefits expense, driven by the accrual for proposed union contract signing bonuses as part of the tentative agreements reached with the Company's Pilots and Flight Attendants and ongoing negotiations with other workgroups. Also contributing to the decrease in Net income was a 3.4 percent decrease in Operating revenues, primarily due to a $172 million one-time special revenue adjustment recorded during third quarter 2015, coupled with increases in certain cost categories discussed below under "Material Changes in Results of Operations." Excluding special items in both years, third quarter 2016 non-GAAP Net income was $582 million, a 6.6 percent decrease year-over-year, or $0.93 per diluted share. Third quarter 2016 Operating income was $695 million and third quarter 2016 non-GAAP Operating income was $972 million.

For the nine months ended September 30, 2016, Net income was $1.7 billion, a 4.7 percent increase year-over-year, or $2.70 per diluted share, and non-GAAP Net income was $1.9 billion, an 8.1 percent increase year-over-year, or $3.00 per diluted share. These increases primarily were due to a 4.3 percent reduction in Fuel and oil expense due to decreases in market prices, coupled with a 3.4 percent increase in Operating revenues, driven by strong demand for low-fare air travel and a 5.9 percent year-over-year capacity growth, and the impact of the Company's July 2015 amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. ("Chase") and the resulting change in accounting methodology. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information regarding the impact of the Agreement with Chase. Operating expenses for the nine months ended September 30, 2016, increased 5.8 percent year-over-year primarily as a result of a $364 million increase in Salaries, wages, and benefits, primarily as a result of a $161 million increase in proposed union contract signing bonus accruals, and a $152 million increase in Depreciation and amortization expense. These increases were partially offset by the $122 million decrease in Fuel and oil expense caused by lower market jet fuel prices. Operating income for the nine months ended September 30, 2016, was $2.9 billion, and non-GAAP Operating income for the nine months ended September 30, 2016, was $3.2 billion.

For the twelve months ended September 30, 2016, the Company's earnings performance, combined with its actions to prudently manage invested capital, produced a 32.3 percent Return on invested capital ("ROIC"), exceeding the Company's ROIC of 31.1 percent for the twelve months ended September 30, 2015. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non–GAAP Financial Measures.

Company Overview
During August 2016, the Company began scheduled international service from Fort Lauderdale-Hollywood International Airport with daily service to Nassau, Bahamas. In August 2016, the Company also announced new international service between Los Angeles and three airports in Mexico's coastal regions: Cancun, San Jose del Cabo/Los Cabos, and Puerto Vallarta. This service is scheduled to begin in early December. The Company also received final approval from the U.S. Department of Transportation ("DOT") to serve Havana, Cuba with a combined three daily non-stop flights from Ft. Lauderdale and Tampa Bay. Additionally, as previously authorized by the DOT, the Company intends to offer two daily flights to Varadero, Cuba, and one daily flight to Santa Clara, Cuba, all nonstop from Ft. Lauderdale. The Company intends to start service to Varadero on November 13, 2016, and Havana on December 12, 2016, subject to requisite approvals of the Cuban government.
The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company plans to end this year with 723 aircraft, which would produce a five to six percent increase in ASMs year-over-year. The Company currently expects its fourth quarter 2016 ASMs to increase approximately five percent, compared with fourth quarter 2015. The Company currently plans to grow its 2017 available seat miles approximately 3.5 percent, year-over-year, with approximately 2.0 points of the increase relating to domestic growth.
During third quarter 2016, the Company took delivery of 11 new Boeing 737-800 aircraft. The Company also retired 16 Boeing 737-300 and 737-500 aircraft. Additionally, the Company currently expects to take delivery of 13 new 737-800 aircraft and four pre-owned 737-700 aircraft during fourth quarter 2016. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further details.
The Company is in the midst of a multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. The implementation consists of two foundational releases. Release 1 is expected to be completed in December 2016, and will add functionality to enable the sale of domestic tickets on the new reservation system. Release 2 is expected to be completed in May of 2017 and will add functionality to enable operational capabilities such as passenger check-in and boarding and baggage check-in. Subsequent releases will add functionality to enable revenue enhancements, further schedule optimization, support for international growth, and additional foundational and operational capabilities.
During third quarter 2016, the Company's Pilots, represented by the Southwest Airlines Pilots' Association, reached a tentative collective-bargaining agreement with the Company. If ratified by the Pilots, the new agreement will become amendable August 31, 2020. The ratification vote is scheduled to close November 7, 2016.

During third quarter 2016, the Company's Flight Attendants, represented by Transport Workers Union Local 556, reached a tentative collective-bargaining agreement with the Company. If ratified by the Flight Attendants, the new agreement will become amendable October 31, 2018. The ratification vote is scheduled to close October 31, 2016.

During October 2016, the Company's Facilities Maintenance Technicians, represented by Aircraft Mechanics Fraternal Association, reached a tentative collective-bargaining agreement with the Company. A ratification vote has not yet been scheduled.

During October 2016, the Company's Aircraft Appearance Technicians, represented by Aircraft Mechanics Fraternal Association, reached a tentative collective-bargaining agreement with the Company. If ratified by the Aircraft Appearance Technicians, the new agreement will become amendable November 22, 2020. The ratification vote is scheduled to close November 22, 2016.

The Company continued to return significant value to its Shareholders during third quarter 2016 through a $250 million accelerated share repurchase program, which was launched in July 2016 with a financial institution in a privately negotiated transaction ("Third Quarter 2016 ASR Program") and through dividend payments totaling $62 million. The

Company received 6.7 million shares in total under the Third Quarter 2016 ASR Program, which was completed in October 2016. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. This brings total repurchases of common stock in 2016 to $1.45 billion as of September 30, 2016. The Company has $1.25 billion remaining under its May 2016 $2.0 billion share repurchase program. See Part II, Item 2 for further information on the Company's share repurchase authorization.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2016 and September 30, 2015

Operating Revenues

Passenger revenues for third quarter 2016 decreased $47 million, or 1.0 percent, year-over-year. On a unit basis, Passenger revenues decreased 5.0 percent, year-over-year. The decrease on a dollar basis was primarily attributable to lost revenues as a result of the Company's July 2016 technology outage. During July 2016, the Company canceled over 2,000 flights due to a system failure that interrupted the network. On a unit basis, the decrease was primarily attributable to the 4.9 percent decrease in passenger revenue yield, due to lower year-over-year fares. However, Customer demand for low-fare air travel remained strong, which was evidenced by a Company third quarter Load factor of 85.3 percent on a 4.2 percent increase in capacity.

Freight revenues for third quarter 2016 decreased $2 million, or 4.5 percent, compared with third quarter 2015, due to sluggish demand. Based on current trends, the Company expects fourth quarter 2016 Freight revenues to increase compared with fourth quarter 2015.

The Company recorded a Special revenue adjustment during third quarter 2015 of $172 million. This adjustment represented a one-time reduction to the deferred revenue liability as a result of the Agreement with Chase and the resulting change in accounting methodology, and is classified as a special item and thus excluded from the Company's non-GAAP financial results. See Note 2 to the unaudited Condensed Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for third quarter 2016 increased $42 million, or 10.9 percent, year-over-year. Approximately 75 percent of the increase was due to an increase in revenue from loyalty points sold pursuant to the Company's co-branded Chase® Visa credit card as the program continues to grow, and the remainder of the increase was due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. The Company currently expects Other revenues in fourth quarter 2016 to increase compared with fourth quarter 2015.

Based on an expected continuation of a soft revenue yield environment, the shift in holiday timing, and bookings thus far, the Company expects its fourth quarter 2016 operating unit revenues to decline in the four to five percent range, compared with fourth quarter 2015 operating unit revenues. The Company estimates the shift in holiday timing will result in an approximate 1.5 point year-over-year operating unit revenue penalty in fourth quarter 2016.

Operating Expenses

Operating expenses for third quarter 2016 increased $351 million, or 8.6 percent, compared with third quarter 2015, while capacity increased 4.2 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2016 and 2015, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended September 30,				Per ASM change	Percent change
(in cents, except for percentages)	2016		2015
Salaries, wages, and benefits	5.04	¢	4.67	¢	0.37 ¢	7.9%
Fuel and oil	2.48		2.58		(0.10)	(3.9)
Maintenance materials and repairs	0.68		0.71		(0.03)	(4.2)
Aircraft rentals	0.15		0.16		(0.01)	(6.3)
Landing fees and other rentals	0.81		0.83		(0.02)	(2.4)
Depreciation and amortization	0.83		0.71		0.12	16.9
Acquisition and integration	—		0.02		(0.02)	n.m.
Other operating expenses	1.74		1.58		0.16	10.1
Total	11.73	¢	11.26	¢	0.47 ¢	4.2%

Operating expenses per ASM for third quarter 2016 increased 4.2 percent compared with third quarter 2015, primarily due to increased Salaries, wages, and benefits driven by the accrual of proposed union contract signing bonuses in connection with tentative collective-bargaining agreements for the Company's Pilots and Flight Attendants and ongoing negotiations with other workgroups, coupled with the accelerated depreciation expense associated with the planned early retirement of the Classic fleet. See Note 2 of the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for third quarter 2016, excluding Fuel and oil expense and special items (a non-GAAP financial measure), remained relatively flat compared with third quarter 2015. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense, special items, and profitsharing expense, the Company expects its fourth quarter 2016 unit costs to increase in the four to five percent range, year-over-year, driven by the estimated impact of proposed and amended union contracts and the additional depreciation expense associated with the accelerated retirement of the Company’s Classic fleet to third quarter 2017. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, profitsharing expense, and special items in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
Salaries, wages, and benefits expense for third quarter 2016 increased $210 million, or 12.4 percent, compared with third quarter 2015. On a per ASM basis, third quarter 2016 Salaries, wages, and benefits expense increased 7.9 percent, compared with third quarter 2015. On both a dollar and per ASM basis, the majority of the increase was the result of higher salaries, primarily driven by the accrual of proposed union contract signing bonuses for various workgroups. Based on current cost trends and anticipated capacity, the Company expects fourth quarter 2016 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense and special items, to increase compared with fourth quarter 2015. The year-over-year projection does not reflect the potential impact of profitsharing expense and special items in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Fuel and oil expense for third quarter 2016 increased $5 million, or 0.5 percent, compared with third quarter 2015. On a per ASM basis, third quarter 2016 Fuel and oil expense decreased 3.9 percent, compared with third quarter 2015, as the dollar increases were offset by the 4.2 percent increase in capacity. On a dollar basis, the increase was attributable to the $97 million increase in net losses resulting from the Company's fuel hedging program. Excluding the impact of hedging, Fuel and oil expense would have decreased by $92 million, or 10.9 percent, compared with third quarter 2015, due to lower market jet fuel prices. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon decreased 8.2 percent year-over-year, from $2.20 for third quarter 2015 to $2.02 for third quarter 2016. Fuel gallons consumed increased 4.1 percent as compared with third quarter 2015, while year-over-year capacity increased 4.2 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $189 million in Fuel and oil expense for third quarter 2016, compared with net losses totaling $93 million for third quarter 2015. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's "economic" fuel hedge totaling $287 million paid to counterparties for third quarter 2016, compared with $245 million paid to counterparties for third quarter 2015. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of October 20, 2016, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying WTI/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (1)
2017	63%
2018	36%
(1) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers “catastrophic” coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to fourth quarter 2016 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at September 30, 2016, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at September 30, 2016	Amount of gains (losses) deferred in AOCI at September 30, 2016 (net of tax)
Remainder of 2016	$(252)	$(128)
2017	(554)	(359)
2018	84	(16)
Total	$(722)	$(503)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing the below sensitivity table for fourth quarter 2016 jet fuel prices at different crude oil assumptions as of October 20, 2016, and for expected premium costs associated with settling contracts.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	4Q 2016 (2)
$30	$1.60 - $1.65
$40	$1.80 - $1.85
Current Market (1)	Approximately $2.10
$60	$2.15 - $2.20
$70	$2.35 - $2.40
Estimated premium costs (3)	Approximately $36 million
(1) Brent crude oil average market price as of October 20, 2016, was approximately $52 per barrel for fourth quarter 2016.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of October 20, 2016. The projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for third quarter 2016 was relatively flat, compared with third quarter 2015. On a per ASM basis, Maintenance materials and repairs expense decreased 4.2 percent, compared with third quarter 2015, due to a 4.2 percent increase in capacity. On a per ASM basis, the majority of the decrease was attributable to decreased engine turbine repairs due to fewer shop visits for the Classic fleet. The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2016 to increase compared with third quarter 2016.

Aircraft rentals expense for third quarter 2016 decreased $4 million, or 6.7 percent, compared with third quarter 2015. On a per ASM basis, Aircraft rentals expense decreased 6.3 percent, compared with third quarter 2015. On both a dollar and a per ASM basis, the majority of the decrease was due to the retirement of eight 737-300 leased aircraft and three 737-500 leased aircraft since third quarter 2015, as well as the purchase of four leased 737-300s that were previously on operating lease during third quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information. The Company currently expects Aircraft rentals expense per ASM for fourth quarter 2016 to be comparable with third quarter 2016.

Landing fees and other rentals expense for third quarter 2016 increased $4 million, or 1.3 percent, compared with third quarter 2015. On a per ASM basis, Landing fees and other rentals expense decreased 2.4 percent, compared with third quarter 2015, as the dollar increases were more than offset by the 4.2 percent increase in capacity. On a dollar basis, the majority of the increase was due to higher space rental rates at various airports. The Company currently expects Landing fees and other rentals expense per ASM for fourth quarter 2016 to increase compared with fourth quarter 2015.

Depreciation and amortization expense for third quarter 2016 increased $57 million, or 22.1 percent, compared with third quarter 2015. On a per ASM basis, Depreciation and amortization expense increased 16.9 percent, compared with third quarter 2015. On both a dollar and per ASM basis, approximately 60 percent of the increase was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned Classic fleet from mid-2021 to third quarter 2017. The remainder of the increase was due to the purchase and capital lease of new and used aircraft since third quarter 2015. The Company currently expects Depreciation and amortization expense per ASM for fourth quarter 2016 to increase compared with fourth quarter 2015.

The Company incurred no Acquisition and integration costs during third quarter 2016 related to the AirTran integration, compared with $6 million in third quarter 2015. The third quarter 2015 costs primarily consisted of certain expenses related to the grounding and conversion costs resulting from the transition of the Company's Boeing 717-200 fleet

("B717s") to Delta Air Lines ("Delta"). The Company does not expect to incur any further Acquisition and integration costs related to the AirTran integration.

Other operating expenses for third quarter 2016 increased $86 million, or 15.0 percent, compared with third quarter 2015. On a per ASM basis, Other operating expenses increased 10.1 percent, compared with third quarter 2015. On both a dollar and per ASM basis, approximately 40 percent of the increase was attributable to higher contract programming and consulting expenses associated with large technology projects, approximately 20 percent of the increase was due to revenue related costs driven by the 4.0 percent increase in Revenue Passengers carried, approximately 20 percent was the result of Classic fleet lease termination losses recognized in third quarter 2016, and approximately 20 percent of the increase was attributable to the Company's July 2016 technology outage. The Company currently expects Other operating expenses per ASM for fourth quarter 2016 to increase compared with fourth quarter 2015.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Capitalized interest for third quarter 2016 increased $3 million, or 33.3 percent, compared with third quarter 2015, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for third quarter 2016 increased $4 million, or 200.0 percent, compared with third quarter 2015, primarily due to higher interest rates coupled with a greater amount of interest earned on collateral held by counterparties. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$20	$179
Ineffectiveness from fuel hedges settling in future periods	(4)	(1)
Realized ineffectiveness and mark-to-market (gains) or losses	15	61
Premium cost of fuel contracts	34	33
Other	(1)	—
	$64	$272

Income Taxes

The Company's effective tax rate was approximately 37.2 percent in third quarter 2016, compared with 37.4 percent in third quarter 2015. The Company projects a full year 2016 effective tax rate of 37 to 38 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Operating Revenues

Passenger revenues for the nine months ended September 30, 2016, increased $225 million, or 1.6 percent, compared with the first nine months of 2015. Holding all other factors constant, the majority of the increase was attributable to a 5.9 percent increase in capacity, as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, which was evidenced by an 83.9 percent Load factor. On a unit basis, Passenger revenues decreased 4.1 percent, year-over-year, largely driven by a 4.5 percent decrease in Passenger revenue yield, year-over-year, which included a $120 million reduction to Passenger revenues associated with the Agreement with Chase and the resulting change in accounting methodology. The $120 million reduction only includes amounts recognized through June 30, 2016 as the impact of the accounting change for third quarter 2016 was comparable to that recognized in third quarter 2015. See Note 2 of the unaudited Condensed Consolidated Financial Statements for further information.

Freight revenues for the nine months ended September 30, 2016, decreased $5 million, or 3.7 percent, compared with the first nine months of 2015, primarily due to sluggish demand.

The Company recorded a Special revenue adjustment during the nine months ended September 30, 2015, of $172 million. This adjustment represented a one-time reduction to the deferred revenue liability as a result of the Agreement with Chase and the resulting change in accounting methodology, and is classified as a special item and thus excluded from the Company's non-GAAP financial results. See Note 2 to the unaudited Condensed Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for the nine months ended September 30, 2016, increased $459 million, or 58.0 percent, compared with the first nine months of 2015, primarily as a result of the Agreement with Chase and the resulting change in accounting methodology. Excluding the impact of the Agreement with Chase, Other revenues increased primarily due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the gate coupled with an increase in revenue from loyalty points sold pursuant to the Company's co-branded Chase Visa credit card as the program continues to grow.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016, increased $682 million, or 5.8 percent, compared with the first nine months of 2015, while capacity increased 5.9 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2016 and 2015, followed by explanations of these changes on a per ASM basis and dollar basis:

	Nine months ended September 30,				Per ASM change	Percent change
(in cents, except for percentages)	2016		2015
Salaries, wages, and benefits	4.56	¢	4.49	¢	0.07 ¢	1.6%
Fuel and oil	2.43		2.68		(0.25)	(9.3)
Maintenance materials and repairs	0.72		0.69		0.03	4.3
Aircraft rentals	0.16		0.17		(0.01)	(5.9)
Landing fees and other rentals	0.82		0.84		(0.02)	(2.4)
Depreciation and amortization	0.81		0.71		0.10	14.1
Acquisition and integration	—		0.03		(0.03)	n.m.
Other operating expenses	1.67		1.57		0.10	6.4
Total	11.17	¢	11.18	¢	(0.01)¢	(0.1)%

Operating expenses per ASM decreased 0.1 percent for the first nine months of 2016 compared with the first nine months of 2015, primarily due to lower jet fuel prices. Operating expenses per ASM for the first nine months of 2016, excluding Fuel and oil expense and special items (a non-GAAP financial measure) increased 1.0 percent, primarily due to the accelerated depreciation expense associated with the planned early retirement of the Classic fleet. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2016 increased $364 million, or 7.7 percent, compared with the first nine months of 2015. Salaries, wages, and benefits expense per ASM for the first nine months of 2016 increased 1.6 percent, compared with the first nine months of 2015. On both a dollar and per ASM basis, a majority of the increase was primarily due to the $356 million in accrued proposed union contract signing bonuses associated with tentative collective-bargaining agreements reached and ongoing negotiations with various workgroups during the first nine months of 2016, compared with $195 million accrued during the first nine months of 2015. See "Company Overview" for further details. The remainder of the increase was primarily driven by higher salaries as a result of increased training, additional headcount, and contractual increases.

Fuel and oil expense for the first nine months of 2016 decreased $122 million, or 4.3 percent, compared with the first nine months of 2015. On a per ASM basis, Fuel and oil expense for the first nine months of 2016 decreased 9.3 percent, compared with the first nine months of 2015. Excluding the impact of hedging, both the dollar and unit cost decreases were primarily attributable to lower market jet fuel prices. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon decreased 10.1 percent, on a year-over-year basis, from $2.08 during the first nine months of 2015 to $1.87 during the first nine months of 2016. The Company also slightly improved its fuel efficiency during the first nine months of 2016 compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel, as a result of fleet modernization. Fuel gallons consumed increased 5.5 percent, compared with the first nine months of 2015, while year-over-year capacity increased 5.9 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $652 million in Fuel and oil expense for the first nine months of 2016, compared with net losses totaling $184 million for the first nine months of 2015. These totals include cash settlements realized from the settlement of fuel derivative contracts totaling $772 million paid to counterparties for the first nine months of 2016, compared with $326 million paid to counterparties in the first nine months of 2015. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting, which impacts are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first nine months of 2016 increased $72 million, or 9.9 percent, compared with the first nine months of 2015. On a per ASM basis, Maintenance materials and repairs expense increased 4.3 percent, compared with the first nine months of 2015. On both a dollar and per ASM basis, approximately 60 percent of the increase was attributable to higher 737-700 engine expense due to increased flight hours. The remainder was primarily due to increased airframe repairs due to the timing of regular maintenance checks.

Aircraft rentals expense for the first nine months of 2016 decreased $5 million, or 2.8 percent, compared with the first nine months of 2015. On a per ASM basis, Aircraft rentals expense decreased 5.9 percent, compared with the first nine months of 2015. On both a dollar and per ASM basis, the decrease was primarily due to the retirement of eight 737-300 leased aircraft and three 737-500 leased aircraft since third quarter 2015, as well as the purchase of four leased 737-300s that were previously on operating lease during third quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information.

Landing fees and other rentals expense for the first nine months of 2016 increased $31 million, or 3.5 percent, compared with the first nine months of 2015. On a per ASM basis, Landing fees and other rentals expense decreased 2.4 percent, compared with the first nine months of 2015, as the dollar increases were more than offset by a 5.9 percent increase in capacity. On a dollar basis, approximately 80 percent of the increase was due to higher space rental and other rates at various airports. The remainder was due to a 3.5 percent increase in Trips flown coupled with heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet than in 2015.

Depreciation and amortization expense for the first nine months of 2016 increased $152 million, or 20.2 percent, compared with the first nine months of 2015. On a per ASM basis, Depreciation and amortization expense increased 14.1 percent, compared with the first nine months of 2015. On both a dollar and per ASM basis, approximately 60 percent of the increase was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned Classic fleet from mid-2021 to third quarter 2017. See Note 2 of the unaudited Condensed Consolidated Financial Statements for further information. The remainder of the increase was due to the purchase and capital lease of new and used aircraft since third quarter 2015.

The Company incurred no Acquisition and integration costs for the first nine months of 2016, compared with $32 million for the first nine months of 2015. The first nine months of 2015 costs primarily consisted of Employee training and certain expenses associated with the grounding and conversion costs resulting from the transition of B717s to Delta.

Other operating expenses for the first nine months of 2016 increased $222 million, or 13.6 percent, compared with the first nine months of 2015. On a per ASM basis, Other operating expenses increased 6.4 percent, compared with the first nine months of 2015. On both a dollar and per ASM basis, approximately 30 percent of the increase was due to higher contract programming and consulting expenses associated with large technology projects, approximately 20 percent of the increase was the result of a $37 million litigation settlement received during the first nine months of 2015 which reduced Other operating expenses, approximately 15 percent of the increase was the result of losses on the sale of assets including the $18 million lease termination expense recognized during the quarter, and approximately 15 percent of the increase was due to increased personnel expenses due to increased training, headcount, and hotel rates. The remainder was due to individually insignificant items most of which were driven by the 5.0 percent increase in Enplaned Passengers.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first nine months of 2016 increased $1 million, or 1.1 percent, compared with the first nine months of 2015, primarily due to the issuance of the $500 million 2.65% notes in November 2015.

Capitalized interest for the first nine months of 2016 increased $11 million, or 47.8 percent, compared with the first nine months of 2015, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for the first nine months of 2016 increased $12 million, or 240.0 percent, compared with the first nine months of 2015, primarily due to higher interest rates coupled with a greater amount of interest earned on collateral held by counterparties. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivatives.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$16	$271
Ineffectiveness from fuel hedges settling in future periods	(3)	(16)
Realized ineffectiveness and mark-to-market (gains) or losses	7	61
Premium cost of fuel contracts	117	81
Other	(2)	(3)
	$135	$394

Income Taxes
The Company's effective tax rate was approximately 37.1 percent for the first nine months of 2016, compared with 37.5 percent for the first nine months of 2015. The lower rate in the first nine months of 2016 was primarily due to the Company's adoption of ASU 2016-09. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
Total operating revenues, as reported	$5,139	$5,318		$15,350	$14,843
Deduct: Special revenue adjustment	—	(172)		—	(172)
Operating Revenues, Non-GAAP	$5,139	$5,146	(0.1)%	$15,350	$14,671	4.6%

Fuel and oil expense, unhedged	$751	$843		$2,044	$2,634
Add: Fuel hedge (gains) losses included in Fuel and oil expense	190	93		652	184
Fuel and oil expense, as reported	$941	$936		$2,696	$2,818
Add: Net impact from fuel contracts	97	152		120	143
Fuel and oil expense, non-GAAP (economic)	$1,038	$1,088	(4.6)%	$2,816	$2,961	(4.9)%

Total operating expenses, as reported	$4,444	$4,093		$12,435	$11,753
Deduct: Union contract bonuses	(356)	(140)		(356)	(195)
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	15	61		7	61
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	82	91		113	82
Deduct: Acquisition and integration costs	—	(6)		—	(32)
Add: Litigation settlement	—	—		—	37
Deduct: Asset impairment	—	—		(21)	—
Deduct: Lease termination expense	(18)	—		(18)	—
Total operating expenses, non-GAAP	$4,167	$4,099	1.7%	$12,160	$11,706	3.9%

Operating income, as reported	$695	$1,225		$2,915	$3,090
Add: Union contract bonuses	356	140		356	195
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(15)	(61)		(7)	(61)
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(82)	(91)		(113)	(82)
Add: Acquisition and integration costs	—	6		—	32
Deduct: Litigation settlement	—	—		—	(37)
Deduct: Special revenue adjustment	—	(172)		—	(172)
Add: Asset impairment	—	—		21	—
Add: Lease termination expense	18	—		18	—
Operating income, non-GAAP	$972	$1,047	(7.2)%	$3,190	$2,965	7.6%

Net income, as reported	$388	$584		$1,722	$1,645
Add: Union contract bonuses	356	140		356	195
Add: Mark-to-market impact from fuel contracts settling in future periods	20	179		16	271
Deduct: Ineffectiveness from fuel hedges settling in future periods	(4)	(1)		(3)	(16)
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(82)	(91)		(113)	(82)
Add: Acquisition and integration costs	—	6		—	32
Deduct: Litigation settlement	—	—		—	(37)
Deduct: Special revenue adjustment	—	(172)		—	(172)
Add: Asset impairment	—	—		21	—
Add: Lease termination expense	18	—		18	—
Deduct: Net income tax impact from fuel and special items (1)	(114)	(22)		(110)	(72)
Net income, non-GAAP	$582	$623	(6.6)%	$1,907	$1,764	8.1%

Net income per share, diluted, as reported	$0.62	$0.88		$2.70	$2.45
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	(0.11)	0.13		(0.16)	0.26
Add (Deduct): Impact of special items	0.60	(0.04)		0.62	0.04
Deduct: Net income tax impact of fuel and special items (1)	(0.18)	(0.03)		(0.16)	(0.12)
Net income per share, diluted, non-GAAP	$0.93	$0.94	(1.1)%	$3.00	$2.63	14.1%

Operating expenses per ASM (cents)	11.73 ¢	11.26 ¢		11.17 ¢	11.18 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.48)	(2.58)		(2.43)	(2.68)
Deduct: Impact of special items	(0.99)	(0.40)		(0.35)	(0.19)
Operating expenses per ASM, excluding Fuel and oil and special items (cents), non-GAAP	8.26 ¢	8.28 ¢	(0.2)%	8.39 ¢	8.31 ¢	1.0%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(1) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Return on Invested Capital (ROIC) (unaudited)
(in millions)

	Twelve Months Ended	Twelve Months Ended
	September 30, 2016	September 30, 2015
Operating income, as reported	$3,940	$3,711
Special revenue adjustment (1)	—	(172)
Union contract bonuses	495	204
Net impact from fuel contracts	(300)	(142)
Acquisition and integration costs	7	80
Litigation settlement	—	(37)
Asset impairment	21	—
Lease termination expense	18	—
Operating income, non-GAAP	$4,181	$3,644
Net adjustment for aircraft leases (2)	115	113
Adjustment for fuel hedge accounting	(160)	(94)
Adjusted Operating income, non-GAAP	$4,136	$3,663

Average invested capital (3)	$11,764	$11,011
Equity adjustment for hedge accounting	1,044	761
Adjusted average invested capital	$12,808	$11,772

ROIC, pre-tax	32.3%	31.1%
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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides greater transparency to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; and Net income per share, diluted, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an “economic” basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

In addition, the Company’s GAAP results in the applicable periods include other charges or benefits that are deemed “special items” that the Company believes are not indicative of its ongoing operations and make its results difficult to compare to prior periods, anticipated future periods, or to its competitors’ results. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. Special items include:

1.
A one-time $172 million Special revenue adjustment in July 2015 due to the Agreement with Chase and the resulting change in accounting methodology. This increase to revenue represented a nonrecurring required acceleration of revenues associated with the adoption of ASU 2009-13;

2.
Expenses associated with the Company’s acquisition and integration of AirTran. Such expenses were primarily incurred during the acquisition and integration period of the two companies from 2011 through 2015 as a result of the Company’s acquisition of AirTran, which closed on May 2, 2011. The Company does not expect to incur any further acquisition and integration costs related to the AirTran acquisition and therefore, the exclusion of these expenses provides investors with a more applicable basis with which to compare results in future periods now that the integration process has been completed;

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

5.
A $21 million noncash impairment charge related to Newark slots as a result of the FAA announcement in April 2016 that Newark was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3; and

6.
Lease termination costs totaling $18 million recorded during third quarter 2016 as a result of the Company acquiring four of its Boeing 737-300 aircraft off operating leases. The Company recorded the fair value of the aircraft, as well as the associated remaining obligations to the balance sheet as debt.

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

The Company has also provided return on invested capital, which is calculated, in part, using non-GAAP financial measures. The Company believes return on invested capital is a meaningful measure because it quantifies how well the Company generates operating income relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for return on invested capital (before taxes and excluding special items) in the accompanying reconciliation.

Liquidity and Capital Resources

Net cash provided by operating activities was $856 million for the three months ended September 30, 2016, compared with $836 million provided by operating activities in the same prior year period. For the nine months ended September 30, 2016, net cash provided by operating activities was $3.6 billion, compared with $2.9 billion provided by operating activities in the nine months ended September 30, 2015. The operating cash flows for the nine months ended September 30, 2016, were largely impacted by the Company's net income (as adjusted for noncash items). Additionally, there was a $686 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and the Company received $230 million in cash collateral from fuel derivative counterparties during the nine months ended September 30, 2016. See Note 3 to the unaudited Condensed Consolidated Financial Statements. For the nine months ended September 30, 2015, in addition to the Company's net income (as adjusted for noncash items), there was a $617 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and a $424 million increase in Accounts payable and accrued liabilities. These cash inflows were partially offset by $471 million in cash outflows related to the purchase of derivatives utilized to offset a portion of the Company's 2015 and 2016 fuel hedge positions prior to their settlement, as well as new fuel derivatives, which are classified as Other, net. Additionally, the Company provided $213 million in cash collateral to fuel derivative counterparties during the nine months ended September 30, 2015. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $584 million during the three months ended September 30, 2016, compared with $259 million used in investing activities in the same prior year period. Net cash used in investing activities during the nine months ended September 30, 2016, totaled $1.4 billion, versus $967 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2016, capital expenditures were $1.4 billion, consisting primarily of payments for new and previously owned aircraft delivered to the Company. This compared with $1.2 billion in Capital expenditures during the same prior year period. During the nine months ended September 30, 2016, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $1 million, compared with a net cash inflow of $349 million during the same prior year period.

Net cash used in financing activities was $346 million during the three months ended September 30, 2016, compared with $609 million used in financing activities for the same prior year period. Net cash used in financing activities during the nine months ended September 30, 2016, was $1.8 billion, compared with $1.5 billion used in financing activities for the same prior year period. During the nine months ended September 30, 2016, the Company repaid $171 million in debt and capital lease obligations, repurchased $1.5 billion of its outstanding common stock through share repurchase programs, and paid $222 million in dividends to Shareholders. During the nine months ended September 30, 2015, the Company repaid $170 million in debt and capital lease obligations, repurchased approximately $1.2 billion of its outstanding common stock through share repurchase programs, and paid $180 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility, which expires in August 2021. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant, requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2016, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's revolving credit facility.

On May 18, 2016, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Under this $2.0 billion share repurchase program, in July 2016, the Company launched the Third Quarter 2016 ASR Program and advanced $250 million to a financial institution in a privately negotiated transaction. The Company received a total of 6.7 million shares under the Third Quarter 2016 ASR Program, which was completed in October 2016. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. This transaction brings total repurchases of common stock in 2016 to $1.45 billion as of September 30, 2016. The Company had $1.25 billion remaining under its May 2016 $2.0 billion share repurchase program as of September 30, 2016.

The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.4 billion as of September 30, 2016, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1 billion that expires in August 2021, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

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

The following table details information on the aircraft in the Company's fleet as of September 30, 2016:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-300	137 or 143	22	95	(1)	64	31
737-700	143	12	490		397	93
737-800	175	2	129		122	7
Totals		12	714		583	131
(1) Of the total, 77 737-300 aircraft have 143 seats and 18 have 137 seats.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network, schedule optimization, fleet, and capacity plans and expectations;

•	the Company’s plans and schedule for the replacement of its reservations system and expected benefits associated with the new system;

•	the Company’s labor agreements and negotiations;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

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

•	changes in demand for the Company's services and other changes in consumer behavior;

•
the impact of economic conditions, fuel prices, and actions of competitors (including, without limitation, pricing, scheduling, and capacity decisions and consolidation and alliance activities) and other factors beyond the Company’s control on the Company's business decisions, plans, and strategies;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company's dependence on third parties, in particular with respect to its technology and fleet plans;

•	the Company’s ability to timely and effectively prioritize its initiatives and related expenditures;

•	the impact of labor matters on the Company’s business decisions, plans, strategies, and costs;

•	the impact of governmental regulations and other governmental actions related to the Company and its operations;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2016, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $722 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2016, the Company had three counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2016, $605 million in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of September 30, 2016, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $263 million in collateral. The Company would have the option of providing cash, letters of credit, and/or pledging aircraft in order to meet this collateral requirement. At September 30, 2016, the Company had $1.6 billion of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. In recent years, jet fuel prices have been closely correlated with changes in the price of Brent crude oil. The Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude oil. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. The parties engaged in extensive discovery, and discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. The parties filed motions to exclude the opinions of the other parties' experts on class certification and on the merits. On January 8, 2016, the parties completed briefing on defendants' motions for summary judgment, plaintiffs' motion for class certification, and the motions to exclude the opinions of experts. On July 12, 2016, the Court granted plaintiffs’ motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants submitted a petition to appeal the class certification decision, which the Court of Appeals for the Eleventh Circuit granted on October 7, 2016. Defendants’ motions for summary judgment are still pending. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases.
In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in the Federal Court in Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian residents traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in the Supreme Court of British Columbia on July 15, 2015, Court of Queen's Bench for Saskatchewan on August 4, 2015, Superior Court of the Province of Quebec on September 21, 2015, and Ontario Superior Court of Justice on October 6, 2015. In December 2015, the Company entered into Tolling and Discontinuance agreements with putative class counsel in the Federal Court and British Columbia, Ontario and Quebec proceedings. On June 10, 2016, the Federal Court granted plaintiffs' motion to discontinue that action against the Company without prejudice and stayed the action against the other defendants. On July 13, 2016, the plaintiff unilaterally discontinued the action against the Company in British Columbia. On September 28, 2016, the plaintiff filed a motion to discontinue the proceeding against the Company in Quebec. The time for the Company to respond to the remaining complaints has not yet expired. The plaintiffs in the remaining complaints generally seek damages (including punitive damages in certain cases), prejudgment interest, disgorgement of any benefits accrued by the defendants as a result of the allegations, injunctive relief, and attorneys' fees and other costs. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases in Canada.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
July 1, 2016 through July 31, 2016	—	$—	(2)	—	$1,250,000,000	(2)
August 1, 2016 through August 31, 2016	4,956,384	$—	(2)	4,956,384	$1,250,000,000
September 1, 2016 through September 30, 2016	—	$—		—	$1,250,000,000
Total	4,956,384			4,956,384

(1)
On May 18, 2016, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under the Third Quarter 2016 ASR Program, the Company paid $250 million in July 2016 and received an initial delivery of 4,956,384 shares during August 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2016 ASR Program based on a price of $37.83 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on July 22, 2016. Final settlement of this Third Quarter 2016 ASR Program occurred in October 2016 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2016. Upon settlement, the third party financial institution delivered 1,709,877 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 6,666,261 shares repurchased under the Third Quarter 2016 ASR Program, upon completion of the Third Quarter 2016 ASR Program in October 2016, was $37.5023.

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

10.1	Supplemental Agreement No. 95 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 96 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.3	Supplemental Agreement No. 97 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.4
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

10.5	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated, effective as of March 1, 2016). (2)
10.6
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of March 1, 2016). (2)

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

SOUTHWEST AIRLINES CO.

October 31, 2016	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 95 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 96 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.3	Supplemental Agreement No. 97 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.4
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

10.5	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated, effective as of March 1, 2016). (2)
10.6
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of March 1, 2016). (2)

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