Form 10-K
period 2016-12-31
SOUTHWEST AIRLINES CO
filed 2017-02-07
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $24,270,482,662 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 3, 2017: 615,254,524 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 17, 2017, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Southwest Airlines Co. (the “Company” or “Southwest”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. For the 44th consecutive year, the Company was profitable, earning $2.2 billion in net income.
Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2016, Southwest operated a total of 723 Boeing 737 aircraft and served 101 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and eight near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, and Cuba.
The Company added its first three destinations in Cuba during 2016, with service to Varadero and Santa Clara from Fort Lauderdale-Hollywood International Airport and service to Havana from both Fort Lauderdale and Tampa International Airport. The Company also expanded its domestic footprint during 2016, with the commencement of service at Long Beach Airport, the Company's fifth service point in the L.A. Basin and tenth airport in California.
Based on the most recent data available from the U.S. Department of Transportation (the "DOT"), as of June 30, 2016, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
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
The U.S. airline industry benefited from moderate economic growth during 2016 and was further aided by low fuel prices. In recent years, the U.S. airline industry, including Southwest, has increased available seat miles (also referred to as “capacity,” an available seat mile is one seat, empty or full, flown one mile and is a measure of space available to carry passengers in a given period), and has increased the number of seats per trip (or “gauge”) through slimline seat retrofits and the use of larger aircraft.
Company Operations
Route Structure
General
Southwest principally provides point-to-point service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline’s operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest’s point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. Approximately 76 percent of the Company's Customers flew nonstop during 2016, and, as of December 31, 2016, Southwest served 657 nonstop city pairs.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 20 weekday roundtrips between Dallas Love Field and Houston Hobby, 13 weekday roundtrips between Burbank and Oakland, 12 weekday roundtrips between San Diego and San Jose, 10 weekday roundtrips between Denver and Chicago Midway, and eight weekday roundtrips between Phoenix and Las Vegas.
Southwest complements its high-frequency short-haul routes with long-haul nonstop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, Houston and New York LaGuardia, and Oakland and Baltimore. During 2016, the Company continued to incorporate the Boeing 737-800 aircraft into its fleet, which offers significantly more Customer seating capacity than Southwest’s other aircraft. This has enabled the Company to more economically serve long-haul routes, as well as high-demand, slot-controlled, and gate-restricted airports, by adding seats for such routes without increasing the number of flights (a “slot” is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration (“FAA”), to operate a takeoff or landing at a specific time at certain airports). For 2016, the Company’s average aircraft trip stage length was 760 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 750 miles and an average duration of approximately 2.0 hours in 2015.
With the addition of Long Beach Airport to the Company’s route map in 2016, the Company added four weekday flights from Long Beach to Oakland, which, in turn, has brought connectivity between Long Beach and 20 cities on the Southwest network across the Pacific Northwest and mid-America. Based on the most recent data available from the DOT, as of June 30, 2016, Southwest offers more seats than any other carrier each day to, from, and within California.
The Company has announced plans to add service, beginning in June 2017, to Cincinnati/Northern Kentucky International Airport and, subject to requisite government approvals, to Owen Roberts International Airport in Grand Cayman. The Company’s addition of service to Cincinnati/Northern Kentucky International Airport, scheduled for June 2017, will give the Company’s Customers access to a full complement of the top 50 markets across the 48 contiguous United States.
International Service
Southwest Airlines launched international service in 2014, ending 2016 with service to 14 international destinations through 13 international gateway cities within the 48 contiguous United States.
During 2016, the Company commenced international service out of Los Angeles International Airport by introducing service to Liberia, Costa Rica, and later to three airports in Mexico’s coastal regions: Cancun, San Jose del Cabo/Los Cabos, and Puerto Vallarta. Also during 2016, the Company began scheduled international service from Fort Lauderdale with daily service to Nassau, Bahamas. The Company has also announced its first ever international service from Oakland International Airport and San Diego International Airport, its 14th and 15th international gateway cities within the 48 contiguous United States, with daily flights from Oakland to San Jose del Cabo/Los Cabos and Puerto Vallarta scheduled to begin in February 2017 and from San Diego to San Jose del Cabo/Los Cabos scheduled to begin in April 2017.
In connection with the scheduled opening of a new five-gate international concourse at Fort Lauderdale-Hollywood International Airport (FLL) in June 2017, the Company has announced a significantly expanded international flight schedule for South Florida to a total of eight international nonstop destinations. In addition to existing service, beginning in June 2017, the Company is scheduled to offer new daily international nonstop service from Fort Lauderdale to Montego Bay, Jamaica; Belize City, Belize; and Cancun, Mexico, and subject to requisite government approvals, Grand Cayman. Additional information regarding the Company’s involvement with construction of the new concourse at FLL is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
Approximately $383 million, approximately $287 million, and approximately $226 million of the Company’s operating revenues in 2016, 2015, and 2014, respectively, were attributable to foreign operations. The remainder of the Company’s operating revenues, approximately $20.0 billion, approximately $19.5 billion, and approximately $18.4 billion in 2016, 2015, and 2014, respectively, were attributable to domestic operations. The Company's operating revenues in 2014 included the operating revenues of AirTran Airways ("AirTran"). AirTran's final passenger service occurred on December 28, 2014, and it has been integrated into Southwest. The Company's assets are not allocated to a geographic area because the Company’s tangible assets primarily consist of flight equipment, the majority of which are interchangeable and are deployed systemwide, with no individual aircraft dedicated to any specific route or region.
Cost Structure
A key component of the Company’s business strategy is its focus on cost discipline and profitably charging low fares. Adjusted for stage length, the Company has lower unit costs, on average, than the majority of major domestic carriers. The Company’s strategy includes the use of a single aircraft type, the Boeing 737, the Company’s operationally efficient point-to-point route structure, and its highly productive Employees. Southwest’s use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, and training activities. Southwest’s point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence,

and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines’ hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (headcount per aircraft).
The Company’s focus on controlling costs also includes ongoing work to reduce fuel consumption. Although 2016 fuel prices were lower than 2015 fuel prices, Fuel and oil expense remained the Company's second largest operating cost. Furthermore, as evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company’s average cost of jet fuel for each year beginning in 2003 and during each quarter of 2016.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
2012	$6,120	$3.30	37.2%
2013	$5,763	$3.16	35.1%
2014	$5,293	$2.93	32.3%
2015	$3,616	$1.90	23.0%
2016	$3,647	$1.82	21.9%
First Quarter 2016	$852	$1.80	21.9%
Second Quarter 2016	$903	$1.75	22.0%
Third Quarter 2016	$941	$1.83	21.2%
Fourth Quarter 2016	$952	$1.90	22.5%
The Company focuses on reducing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, during 2016, the Company continued to replace its older aircraft with newer aircraft that are less maintenance intensive and more fuel efficient. The Company also announced its intent to accelerate the retirement of its 737-300 aircraft to no later than third quarter 2017, when it is scheduled to take delivery of its first, more fuel-efficient, Boeing 737-8 aircraft. The Company's fleet composition and delivery schedules are discussed in more detail below under "Properties - Aircraft." The Company has also undertaken a number of other fuel conservation initiatives which are discussed in detail under “Regulation - Environmental Regulation."
To illustrate the results of the Company’s efforts to reduce fuel consumption, the table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2016	2015	2014	2013	2012
Available seat miles per fuel gallon consumed	74.4	73.9	72.8	71.7	69.4
The Company also enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices. The Company’s fuel hedging activities, as well as the risks associated with high and/or volatile fuel prices, are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Salaries, wages, and benefits expense constituted approximately 41 percent of the Company’s operating expenses during 2016 and was the Company’s largest operating cost. The Company’s ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company’s low-cost competitive position. The Company’s labor costs, and risks associated therewith, are discussed in more detail below under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
When available, Southwest also sells, at the airport, open priority boarding positions in the first 15 positions in its "A" boarding group.
Southwest offers inflight satellite-based WiFi service on all of its 737-700 and 737-800 aircraft, representing over 87 percent of Southwest’s fleet. Southwest’s Customers with small portable electronic devices are able to utilize the airline’s onboard WiFi from gate-to-gate when traveling on a Southwest WiFi-enabled aircraft. Southwest was the first carrier to offer gate-to-gate connectivity. Southwest’s onboard entertainment options on WiFi-enabled aircraft for viewing on Customers’ personal wireless devices include free access to Southwest’s live and on-demand television product. The television product currently consists of nearly 20 live channels and up to 75 on-demand recorded episodes from popular television series. Due to licensing restrictions, free live TV may not be available onboard WiFi-enabled international flights. In late 2016, the Company entered into new WiFi connectivity agreements designed to yield greater WiFi bandwidth available to Customers on WiFi-equipped aircraft beginning in mid-2017. By the end of 2017, the Company expects to operate a 100 percent WiFi-equipped fleet. Southwest also provides movies-on-demand, and also offers a Messaging-only option, including all WiFi-enabled stops and connections. The Messaging service allows access to iMessage and pre-downloaded apps for Viber and WhatsApp. Customers do not have to purchase WiFi to access television offerings, movies-on-demand, or the Messaging-only service.
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

For the Company’s 2016 consolidated results, Customers of Southwest redeemed approximately 8.3 million flight awards, accounting for approximately 12.7 percent of revenue passenger miles flown. For the Company’s 2015 consolidated results, Customers of Southwest redeemed approximately 7.3 million flight awards, accounting for approximately 12.0 percent of revenue passenger miles flown. During 2014, the Company also operated AirTran. AirTran’s final passenger service occurred on December 28, 2014, and it has been integrated into Southwest. For the Company’s 2014 consolidated results, Customers of Southwest and AirTran redeemed approximately 6.2 million flight awards, accounting for approximately 11.0 percent of revenue passenger miles flown. The Company’s accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.
Southwest.com
The Company’s Internet website, Southwest.com®, is the only avenue for Southwest Customers to purchase and manage travel online. Customers’ trips can be planned and managed directly from the Southwest.com home page. Southwest.com is designed to help make the Customer's experience personal and intuitive with features such as recognizing the Customer's location to provide relevant deals, remembering recent searches to make it easy to get to trips of interest, and a calendar view to find the best date to travel for the lowest fare. The “My Account” section of the website provides a detailed view into a Customer’s travel and loyalty activity. Southwest.com highlights points of differentiation between Southwest and other air carriers and provides information on the Company’s fare and ancillary products. In addition, Southwest.com and Swabiz.com (the Company’s business travel reservation web page) are available in a translated Spanish version, which provides Customers who prefer to transact in Spanish the same level of Customer Service provided by the English versions of the websites. Both sites meet Web Content Accessibility Guidelines (2.0, Level AA) in order to provide an optimal experience for more people with disabilities. Additionally, Southwest offers Customers a mobile website and apps (iOS and Android) to provide Customers the ability to transact with Southwest anytime they have access to their mobile device. For the year ended December 31, 2016, approximately 79.1 percent of the Company’s Passenger revenues came through its website (including revenues from SWABIZ®).
Marketing
During 2016, the Company continued to aggressively market and benefit from Southwest’s points of differentiation from its competitors. For example, the Company’s TransfarencySM campaign emphasizes Southwest's approach to treating Customers fairly, honestly, and respectfully, with its low fares and no unexpected bag fees, change fees, or hidden fees.
Southwest continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (weight and size limits apply). Through both its national and local marketing campaigns, Southwest has continued to aggressively promote this point of differentiation from its competitors with its “Bags Fly Free®” message. The Company believes its decision not to charge for first and second checked bags, as reinforced by the Company’s related marketing, has driven an increase in the Company’s market share and a resulting net increase in revenues.
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
In 2014, the Company launched a new visual expression of its brand - Heart - to symbolize the Company’s care, trust, and belief in providing exceptional Hospitality, and its Employees’ dedication to connecting Customers with what is important in their lives. The Company introduced a new Heart aircraft livery, airport experience, and logo. Aircraft already in the Company's fleet were scheduled to receive the newly painted livery within the aircraft's existing repainting schedule, while new aircraft have been delivered in the Heart livery. In 2016, the Company unveiled the next phase of the Heart brand with the introduction of its first aircraft with a new Heart cabin interior. The new 737-800 interiors, which will also be included in the Company’s 737-8 aircraft, give Southwest Customers a look and feel of the future, with bold blue seats and additional seat width and legroom, an adjustable headrest, enhanced back comfort, and extra room for personal belongings. In addition, in mid-2017, front-line Employees will begin wearing Employee-designed uniforms that highlight the Company’s red and blue Heart brand.

Technology Initiatives

The Company has committed significant resources to technology improvements to support its ongoing operations and initiatives. Of particular significance is the Company’s multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. The implementation consists of two foundational releases. Release 1 was completed in December 2016, and added functionality to enable the sale of domestic tickets on the new reservation system. Release 2 is expected to be completed on May 9, 2017, and will add functionality to enable operational capabilities such as passenger check-in and boarding and baggage check-in on the new reservation system. Subsequent releases will add functionality to enable revenue enhancements, further schedule optimization, support for international growth, and additional foundational and operational capabilities.

The Company has also added a new schedule optimization tool to assist with creating flight schedules that better reflect Customer demand. With this new schedule optimization tool, the Company is able to better optimize and evaluate a higher volume of potential schedules.

The Company intends to continue to devote significant technology resources towards, among other things, (i) the continued development of systems to improve both revenue management and network optimization capabilities, (ii) the aforementioned replacement of Southwest's existing domestic reservation system with the comprehensive Amadeus Altéa reservations solution, and (iii) tools to improve operational management.

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

Economic and Operational Regulation

Consumer Protection Regulation by the U.S. Department of Transportation

The DOT regulates economic operating authority for air carriers and consumer protection for airline passengers. The FAA, a sub-agency of the DOT, regulates aviation safety. The DOT may impose civil penalties on air carriers for violating its regulations.

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
Under the above-described authority, the DOT has adopted so-called “Passenger Protection Rules,” which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, and advertising of airfares, among others. Under the Passenger Protection Rules, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) assurances that no domestic flight will remain on the airport tarmac for more than three hours before beginning to return to the gate and that no international flight will remain on the tarmac at a U.S. airport for more than four hours before beginning to return to the gate, unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers, or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) an assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) an assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.
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
The Passenger Protection Rules also require airlines to (i) pay up to $1,350 in compensation to each passenger denied boarding involuntarily from an oversold flight; (ii) refund any checked bag fee for permanently lost luggage; (iii) prominently disclose all potential fees for optional ancillary services on their websites; and (iv) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.
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
In November 2016, the DOT finalized an additional “Passenger Protection Rule.” The new rule is intended to make the DOT’s rankings of airline performance (such as mishandled bags and ontime performance) more accurate. To do so, the DOT removed the assumption that every passenger checks a bag, and will now calculate mishandled bags per overall checked bags, rather than per enplaned passengers. The new rule also expands the pool of air carriers that must report performance data to the DOT’s Bureau of Transportation Statistics by requiring reporting air carriers to include data for their domestic scheduled flights operated by their code-share partners.

The DOT has expressed its intent to aggressively investigate alleged violations of its consumer protection rules. Airlines that violate any DOT regulation are subject to potential fines of up to $32,140 per occurrence.

The Company is also monitoring other potential rulemakings that could impact its business such as a DOT proposed rule to require air carriers to publicly disclose the revenues received from the sale of ancillary services to passengers. In addition, in December 2016, the DOT issued a proposed rule to require sellers of air transportation to provide adequate advance notice to passengers if the carrier operating the flight allows passengers to make voice calls using mobile wireless devices onboard aircraft. The DOT is also considering whether such advance notice is sufficient, or whether to prohibit airlines from allowing voice calls via passenger mobile wireless devices on domestic and/or international flights. Further, in December 2016, the DOT announced the outlines of a proposed rule that the DOT intends to publish in July 2017 for the purpose of improving accessibility of lavatories on single-aisle aircraft and of in-flight entertainment. The DOT’s announcement contemplates that the proposed rule will require both short-term and long-term measures be taken to fully address the challenges persons with mobility impairments face when traveling on single-aisle aircraft, including the eventual requirement that accessible lavatories be available for individuals who use wheelchairs. The future proposed rule is also expected to address the improvement of accessibility of in-flight entertainment by requiring certain movies and shows displayed on such aircraft to be captioned to provide access to deaf and hard of hearing passengers. In addition, audio described entertainment would be available to enable people who are blind to listen to the visual narration of movies and shows.
Aviation Taxes and Fees
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. In 2012, Congress adopted the FAA Modernization and Reform Act of 2012, which extended most commercial aviation taxes through September 30, 2015. In September 2015 and again in July 2016, Congress extended the expiration date, which is currently September 30, 2017. Congress is expected to try to enact a new FAA reauthorization bill in 2017, which may make substantive changes with respect to aviation taxes (including, possibly, airport-assessed passenger facility charges) and/or FAA offices and programs that are financed through aviation tax revenue. Congress must either adopt a new FAA reauthorization bill or pass a “status quo” extension by September 30, 2017; otherwise, a lapse in the statutory authority could affect the airlines’ and passengers’ respective tax burdens, as well as impact the FAA’s ability to fund airport grants and regulate the airline industry.
In addition to FAA-related taxes, there are additional federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip. In December 2015, Congress enacted another statute that indexes immigration and customs fees to inflation, beginning in 2016. These two fees are paid by inbound international passengers and are used to support the operations of U.S. Customs and Border Protection (“CBP”). Finally, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service published a final regulation in October 2015 that modifies international agriculture inspection fees. Under this rule, which was effective December 28, 2015, the per-passenger agriculture inspection fee is $5.00 and the per-commercial aircraft fee is $225.00.
In 2017, in addition to FAA reauthorization legislation, Congress may consider comprehensive tax reform legislation, which could result in a lower corporate tax rate, the elimination of certain tax deductions and preferences, and impacts to the international tax environment. Grants to airports and/or airport bond financing may also be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports the Company serves.
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

In addition to its role as safety regulator, the FAA also operates the nation’s air traffic control (“ATC”) system and continues its lengthy and ongoing effort to implement a multi-faceted, next generation ATC system (“NextGen”). The Air Traffic Organization (“ATO”) is the operational arm of the FAA. The ATO is responsible for providing safe and efficient air navigation services to all of the United States and large portions of the Atlantic and Pacific Oceans and the Gulf of Mexico. The Company is subject to any operational changes imposed by the FAA/ATO as they relate to the “NextGen” program, as well as the day-to-day management of the air traffic control system. The FAA reauthorization discussed above under “Aviation Taxes and Fees,” as well as the annual appropriation legislation that will fund the DOT and the FAA in federal fiscal years 2017 and 2018, could include provisions impacting future FAA safety-related activities and ATO operations in 2017 and beyond.
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
The Company has filed an application with the Department of Homeland Security for designation under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the "SAFETY Act"). The application is currently under review by the Department of Homeland Security. The Company's application for designation is based on certain safety and security procedures put in place by the Company to date related to the protection of its Employees, Customers, and assets from terrorists and other criminal activities. If the application for designation is successful, the Company would be granted certain limitations of liability for claims arising out of an "act of terrorism" as defined under the SAFETY Act.

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
The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization (“ICAO”) are considering legislative and regulatory proposals and voluntary measures to address climate change by reducing green-house gas emissions. At the federal level, in July 2016, the Environmental Protection Agency (the “EPA”) issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to the pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA is required to promulgate new regulations for controlling greenhouse gas emissions from aircraft, including possibly new carbon-efficiency standards on aircraft and engine manufacturers. The EPA’s endangerment finding preceded an expected agreement reached by the member nations of ICAO. In October 2016, the ICAO Assembly adopted a new “global market-based measure” framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a future carbon offsetting system on aircraft operators designed to cap the growth of international aviation emissions. Details of this system are expected to be further developed in 2017 and, assuming the U.S. Government adopts the ICAO framework, this system is scheduled to be phased-in beginning in 2021. Regardless of the method of regulation, policy changes with regards to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
In addition to climate change, aircraft noise continues to be an environmental focus, especially as the FAA implements new flight procedures as part of its “NextGen” airspace modernization program discussed above. The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, so long as they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and can limit the ability of air carriers to expand operations at the affected airports. At the federal level, the FAA is considering changes to enhance community engagement when developing new flight procedures, and there is a possibility that Congress may enact legislation in 2017 to address local noise concerns at one or more commercial airports in the United States.

The Company has undertaken a number of fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all Boeing 737-700 and 737-800 aircraft in Southwest’s fleet;

•	upgrading of the Company’s 737-800 fleet with newly designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of engine start procedures to support the Company's single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	implementation of fuel planning initiatives to safely reduce loading of excess fuel;

•	aircraft cabin interior retrofitting to reduce weight;

•	reduction of aircraft engine idle speed while on the ground, which also increases engine life;

•	galley refreshes with dry goods weight reduction;

•	Company optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);

•	improvements in flight planning algorithms to better match the Company's aircraft flight management system (and thereby enabling the Company to fly at the most efficient altitudes);

•	substitution of Pilot and Flight Attendant flight bags with lighter Electronic Flight Bag tablets; and

•	implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft allowing crews to time the descent to minimize thrust inputs).
The Company has also participated in Required Navigation Performance (“RNP”) operations as part of the FAA’s Performance Based Navigation program, which is intended to modernize the U.S. Air Traffic Control System by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce more efficient flight patterns; and (iii) conserve fuel, improve safety, and reduce carbon emissions. By the end of 2016, Southwest had conducted approximately 39,000 RNP approaches, including over 15,000 in 2016. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction of RNP approaches continues to be slower than expected, with fuel efficient RNP approaches currently available at only 52 of Southwest’s airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is sometimes not granted. Southwest continues to work with the FAA to develop more RNP approaches and to modify air traffic control rules to support greater utilization of RNP.
As part of its commitment to corporate sustainability, the Company has published the Southwest One ReportTM describing the Company’s sustainability strategies, which include these and other efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K.
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
Certain international route authorities are governed by bilateral air transportation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company’s existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company’s international operations. In particular, there is a significant amount of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba. Moreover, there could be challenges in expanding the Company’s flight offerings to and from Mexico, as the Mexican government adjusts to a new bilateral air transport agreement between the United States and Mexico, which went into effect in August 2016 and represents a significant change from the prior, more restrictive bilateral agreement. There are also capacity limitations at one or more Mexican airports, which could impact future service levels. In general, bilateral agreements between the United States and foreign countries the Company currently serves, or may serve in the future, may be subject to renegotiation or reinterpretation from time to time. While the U.S. government has negotiated “open skies” agreements with many countries, which allow for unrestricted access between the United States and respective foreign destinations, agreements with other countries may restrict the Company’s entry and/or growth opportunities.
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
Insurance
The Company carries insurance of types customary in the airline industry and in amounts the Company deems adequate to protect the Company and its property and to comply both with federal regulations and certain of the Company’s credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation. In addition, the Company carries a cyber-security insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures.
Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has in the past provided war-risk insurance coverage to commercial carriers, including for losses from terrorism, for passengers, third parties (ground damage), and the aircraft hull. However, since the government-provided supplemental coverage from the Wartime Act was set to expire during 2014, the Company proactively canceled its government provided war-risk insurance coverage prior to expiration and purchased war-risk (terrorism) insurance in the commercial insurance marketplace.
Although the Company was able to purchase war-risk (terrorism) insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss from future acts of terrorism. Further, available cyber-security insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company’s risk of loss
Competition
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
Pricing and Cost Structure
Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. Many airlines also continue to introduce new fare products to capture the full spectrum of price-sensitive travelers. These fare options range from a “basic” entry-level fare product to a “premium” economy product at a higher price point. Pricing can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or cash flow. In addition, multiple airlines have been able to reduce fares because they have been able to lower their operating costs as a result of reorganization within and outside of bankruptcy. Further, some of the Company’s competitors have continued to grow and modernize their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat (empty or full) one mile), which in turn may enable them to lower their fares.
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. However, certain so-called “ultra low-cost carriers” have surpassed the Company’s cost advantage while continuing to add aircraft, expand their networks, and add competition to the Company’s routes. Nevertheless, the Company believes it continues to have a competitive advantage through its differentiation of Southwest from all of its major competitors by not charging additional fees for items such as first and second checked bags, flight changes, seat selection, snacks, curb-side check-in, and telephone reservations.
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
Employees
At December 31, 2016, the Company had approximately 53,500 active fulltime equivalent Employees, consisting of approximately 22,100 flight, 2,900 maintenance, 19,500 ground, Customer, and fleet service, and 9,000 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company’s Employee groups and the status of the respective collective-bargaining agreements as of December 31, 2016:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	7,900	Southwest Airlines Pilots’ Association (“SWAPA”)	Amendable September 2020
Southwest Flight Attendants	13,800	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	Amendable November 2018
Southwest Ramp, Operations, Provisioning, Freight Agents	12,000	Transportation Workers of America, AFL-CIO, Local 555 (“TWU 555”)	Amendable February 2021
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,400	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable December 2018
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	In negotiations
Southwest Mechanics	2,400	Aircraft Mechanics Fraternal Association (“AMFA”)	In negotiations
Southwest Aircraft Appearance Technicians	200	AMFA	Amendable November 2020
Southwest Facilities Maintenance Technicians	40	AMFA	In negotiations
Southwest Dispatchers	340	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable June 2019
Southwest Flight Simulator Technicians	40	International Brotherhood of Teamsters (“IBT”)	Amendable April 2019
Southwest Flight Crew Training Instructors	90	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable December 2019
Southwest Meteorologists	8	TWU 550	Amendable June 2019
Additional Information About the Company
The Company was incorporated in Texas in 1967. The following documents are available free of charge through the Company’s website, www.southwest.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of Shareholders, in publicly accessible conferences and Investor presentations, and through its website (principally in its Press Room and Investor Relations pages). References to the Company's website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

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
Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this Form 10-K is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 1A.    Risk Factors
The airline industry is particularly sensitive to changes in economic conditions; in the event of unfavorable economic conditions or economic uncertainty, the Company’s results of operations could be negatively affected, which could require the Company to adjust its business strategies.
The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Although the U.S. economy has experienced moderate economic growth over the course of the past several years, any continuing or future U.S. or global economic uncertainty could negatively affect the Company’s results of operations and could cause the Company to adjust its business strategies.
The Company’s business can be significantly impacted by high and/or volatile fuel prices, and the Company’s operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company’s strategic plans and future profitability are likely to be impacted by the Company’s ability to effectively address fuel price increases and fuel price volatility and availability.
Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 22 percent of the Company’s operating expenses for 2016. Although 2016 fuel prices were lower than in 2015, as discussed above under "Business - Cost Structure," the cost of fuel can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company’s control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited domestic refining or pipeline capacity; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.

The Company’s ability to effectively address fuel price increases could be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, as evidenced by the extreme decline in jet fuel prices in late 2015, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and could in fact result in hedging losses, and the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company’s earnings. The Company is also subject to the risk that additional cash collateral may be required to be posted to fuel hedge counterparties, which could have a significant impact on the Company’s financial position and liquidity.
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
The Company’s low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, and grow market share; however fuel and labor costs, as well as other costs such as regulatory compliance costs, can negatively affect the Company’s ability to control its costs. Furthermore, the Company has limited control over many of these costs.
Jet fuel and oil constituted approximately 22 percent of the Company’s operating expenses during 2016, and the Company’s ability to control the cost of fuel is subject to the external factors discussed in the second Risk Factor above.
Salaries, wages, and benefits constituted approximately 41 percent of the Company’s operating expenses during 2016. The Company’s ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company’s low-cost competitive position. As discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company’s unionized workforce, which makes up approximately 83% of its Employees, has had pay scale increases as a result of contractual rate increases. Additionally, the majority of Southwest’s unionized Employees, including its Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; Aircraft Appearance Technicians; and Flight Crew Training Instructors, have ratified new collective-bargaining agreements during 2016, which have put pressure on the Company’s low-cost structure. Furthermore, as indicated above under “Business - Employees,” other Southwest unionized Employees, including its Mechanics; Material Specialists; and Facilities Maintenance Technicians, are in unions currently in negotiations for labor agreements, which could result in additional pressure on the Company’s low-cost structure.
As discussed above under “Business - Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company’s control. Additionally, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, and its low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.
As discussed above under “Business - Insurance,” the Company carries insurance of types customary in the airline industry. Although the Company has been able to purchase war-risk (terrorism) insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect against the Company's risk of loss from future acts of terrorism. In addition, an accident or other incident involving Southwest aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public’s perception of the Company.
The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage over many of its airline competitors. Some so called “ultra low-cost carriers” have surpassed the Company’s cost advantage while continuing to add aircraft, expand their networks, and add competition to the Company’s routes. When competitors grow their fleets and expand their networks, they are potentially able to better control costs per available seat mile. In addition, like Southwest, some competitors have plans to add a significant number of new aircraft to their fleets, which could potentially decrease their operating costs through better fuel efficiencies and lower maintenance costs. Furthermore, some of the Company’s competitors have taken advantage of reorganization in bankruptcy, and even the threat of bankruptcy, not only to lower employee pay scales, but also to decrease operating costs through renegotiated supply and financing agreements. In addition, some airlines have consolidated and reported significant cost synergies.
The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, or breach in the Company’s information systems could materially adversely affect its operations.
The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations, and the Company continues to implement technology initiatives to support its ongoing operations and strategies.
Integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Integration also presents the risk of operational or security inadequacy or interruption, which could materially affect the Company’s ability to effectively operate its business and/or could negatively impact the Company’s results of operations. The Company is also reliant upon third party performance for timely and effective completion of many of its technology initiatives.
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
The Company has occasionally experienced system interruptions and delays that make its websites and services unavailable or slow to respond, which can prevent the Company from efficiently processing Customer transactions or providing services, and these could continue to occur in the future. These system interruptions and delays can reduce the Company’s operating revenues and the attractiveness of its services as well as increase the Company’s costs. The Company’s computer and communications systems and operations could be damaged or interrupted by catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, security breaches, and similar events or disruptions. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company’s business and services less attractive and subject the Company to liability. Any of these events could damage the Company’s reputation and be expensive to remedy.

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees’ Representatives.

The airline business is labor intensive. Salaries, wages, and benefits represented approximately 41 percent of the Company’s operating expenses for the year ended December 31, 2016. In addition, as of December 31, 2016, approximately 83 percent of the Company’s Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that have, and continue to, impact the Company’s results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, health care costs, and retirement benefits.

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

The Company must receive information related to its Customers in order to run its business, and the Company’s operations depend upon secure retention and the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the risk of intrusion, tampering, and theft. Although the Company maintains systems to defend against this from occurring, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, confidential information could be misappropriated, or system disruptions could occur. In the ordinary course of its business, the Company provides certain confidential, proprietary, and personal information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties could be breached. A compromise of the Company’s security systems could adversely affect the Company’s reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

The Company’s results of operations could be adversely impacted if it is unable to grow or to effectively execute its strategic plans.

Southwest has historically been regarded as a growth airline. However, organic growth remains challenging because (i) the opportunities for domestic expansion are limited; (ii) the Company's international network is relatively small and international expansion presents unique challenges; and (iii) the Company has faced an increased presence of other low-cost, low-fare carriers. As a result, the Company is reliant on the success of its revenue strategies to help offset certain increasing costs and to continue to improve Customer Service. The timely and effective execution of the Company's strategic plans could be negatively affected by (i) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; and (iii) the Company’s dependence on third parties with respect to its strategic plans.

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company’s operations.

Terrorist attacks or other hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and also have resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company’s competitiveness against surface transportation for short-haul routes. Additional terrorist attacks or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company’s growth; changes in or additional governmental regulation could increase the Company’s operating costs or otherwise limit the Company’s ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA operating that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based and supported in large part by antiquated equipment and technologies. The FAA’s protracted transition to a satellite-based air traffic control system, as well as the implementation of policies and standards that account for the precision of global positioning system-supported aircraft technologies, could continue to adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, more delays and cancellations, and increased fuel consumption and aircraft emissions. As discussed above under “Business - Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

•	increases in airport rates and charges;

•
limitations on airport gate capacity or use of other airport facilities such as the 2016 reallocation of slots at John Wayne Airport in Orange County, California, which caused the Company to reduce service at that airport;

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
The Company’s future results will suffer if it does not effectively manage its expanded international operations.
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
As discussed below under “Legal Proceedings,” the Company is subject to pending litigation.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 723 Boeing 737 aircraft as of December 31, 2016, of which 83 and 51 were under operating and capital leases, respectively. The following table details information on the 723 aircraft as of December 31, 2016:

Type	Seats	Average Age (Yrs)	Number of Aircraft		Number Owned (a)	Number Leased
737-300	137 or 143	22	87	(b)	57	30
737-700	143	13	494		397	97
737-800	175	2	142		135	7
Totals		12	723		589	134

(a)
As discussed further in Note 6 to the Consolidated Financial Statements, 202 of the Company's aircraft were pledged as collateral as of December 31, 2016, for secured borrowings and/or in the case that the Company has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds.

(b)	Of the total, 77 737-300 aircraft have 143 seats and 10 have 137 seats.

As of December 31, 2016, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft as follows:

	The Boeing Company
	-800 Firm Orders	-800 Options		-7 Firm Orders	-8 Firm Orders		-8 Options	Additional -700s		Total
2017	39	—		—	14		—	14		67
2018	21	9		—	13		—	4		47
2019	—	—		15	—		5	—		20
2020	—	—		14	—		8	—		22
2021	—	—		1	13		18	—		32
2022	—	—		—	15		19	—		34
2023	—	—		—	34		23	—		57
2024	—	—		—	41		23	—		64
2025	—	—		—	40		36	—		76
2026	—	—		—	—		36	—		36
2027	—	—		—	—		23	—		23
	60	9	(a)	30	170	(b)	191	18	(c)	478
(a) Includes two -800 options exercised in January 2017.
(b) The Company has flexibility to substitute 737-7 in lieu of 737-8 firm orders beginning in 2019.
(c) To be acquired in leases from various third parties.
Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, and Orlando International Airport), its current flight training center at Dallas Love Field (which currently houses Boeing 737 flight simulators), and its main corporate headquarters building, also located at Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta.
The Company has commitments associated with various airport improvement projects, including ongoing construction at Fort Lauderdale-Hollywood International Airport and Los Angeles International Airport. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities. Additional information regarding these projects is provided below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 to the Consolidated Financial Statements.
The Company owns an additional headquarters building, located across the street from the Company’s main headquarters building, on land owned by the Company. This energy-efficient, modern building, called TOPS, houses certain operational and training functions, including its 24-hour operations. In 2016, the Company broke ground on an additional headquarters building, called Wings, designed to house flight simulators, classroom space for Pilot training, and additional work areas. The Wings building is scheduled to be completed in 2018 and is also located across the street from the Company’s main headquarters building on land owned by the Company. The Company expects to begin moving its 12 737 flight simulators to the Wings building during 2017 and expects to have all of its flight simulators in the Wings building by mid-2018. In 2017, the Company expects to add a pedestrian safety bridge to its corporate campus in order to connect the main headquarters building, the TOPS building, and the Wings building. As of December 31, 2016, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company’s annual aircraft maintenance costs.

Item 3.        Legal Proceedings
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. The parties engaged in extensive discovery, and discovery has now closed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. The parties filed motions to exclude the opinions of the other parties' experts on class certification and on the merits. On January 8, 2016, the parties completed briefing on defendants' motions for summary judgment, plaintiffs' motion for class certification, and the motions to exclude the opinions of experts. On July 12, 2016, the Court granted plaintiffs’ motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants submitted a petition to appeal the class certification decision, which the Court of Appeals for the Eleventh Circuit granted on October 7, 2016, and the appeal is ongoing. Defendants’ motions for summary judgment have been submitted for decision and are still pending. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.
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
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On January 31, 2017, the Court entered a case management schedule that calls for discovery to be completed, and for plaintiffs to file a motion for class certification, by April 27, 2018. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases.
In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in the Federal Court in Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian residents traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in the Supreme Court of British Columbia on July 15, 2015, Court of Queen's Bench for Saskatchewan on August 4, 2015, Superior Court of the Province of Quebec on September 21, 2015, and Ontario Superior Court of Justice on October 6, 2015. In December 2015, the Company entered into Tolling and Discontinuance agreements with putative class counsel in the Federal Court and British Columbia and Ontario proceedings and a discontinuance agreement with putative class counsel in the Quebec proceeding. The other defendants entered into an agreement with the same putative class counsel to stay the Federal Court, British Columbia, and Quebec proceedings and to proceed in Ontario. On June 10, 2016, the Federal Court granted plaintiffs' motion to discontinue that action against the Company without prejudice and stayed the action against the other defendants. On July 13, 2016, the plaintiff unilaterally discontinued the action against the Company in British Columbia. On September 28, 2016, the plaintiff filed a motion to discontinue the Quebec proceeding against the Company and to stay that proceeding against the other defendants. An initial case conference in the Ontario litigation was held on January 27, 2017, and the case managing judge scheduled a motion to discontinue that proceeding as to the Company for March 10, 2017. The time for the Company to respond to the remaining complaints has not yet expired. The plaintiffs in the remaining complaints generally seek damages (including punitive damages in certain cases), prejudgment interest, disgorgement of any benefits accrued by the defendants as a result of the allegations, injunctive relief, and attorneys' fees and other costs. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases in Canada.
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

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information regarding the Company’s executive officers is as of February 1, 2017.

Name	Position	Age
Gary C. Kelly	Chairman of the Board & Chief Executive Officer	61
Thomas M. Nealon	President	55
Michael G. Van de Ven	Chief Operating Officer	55
Robert E. Jordan	Executive Vice President & Chief Commercial Officer	56
Jeff Lamb	Executive Vice President Corporate Services	54
Tammy Romo	Executive Vice President & Chief Financial Officer	54
Gregory D. Wells	Executive Vice President Daily Operations	58
Mark R. Shaw	Senior Vice President, General Counsel, & Corporate Secretary	54
Set forth below is a description of the background of each of the Company’s executive officers.
Gary C. Kelly has served as the Company’s Chairman of the Board since May 2008 and as its Chief Executive Officer since July 2004. Mr. Kelly also served as President from July 2008 to January 2017, Executive Vice President & Chief

Financial Officer from June 2001 to July 2004, and Vice President Finance & Chief Financial Officer from 1989 to 2001. Mr. Kelly joined the Company in 1986 as its Controller.
Thomas M. Nealon has served as the Company’s President since January 2017. Mr. Nealon also served as Executive Vice President Strategy & Innovation from January 2016 to January 2017. Prior to becoming an executive officer of the Company, Mr. Nealon served on the Company’s Board of Directors from December 2010 until November 2015. Mr. Nealon has also served as Group Executive Vice President of J.C. Penney Company, Inc., a retail company, from August 2010 until December 2011. In this role Mr. Nealon was responsible for Strategy, jcp.com, Information Technology, Customer Insights, and Digital Ventures. Mr. Nealon also served as J.C. Penney’s Executive Vice President & Chief Information Officer from September 2006 until August 2010. Prior to joining J.C. Penney, Mr. Nealon was a partner with The Feld Group, a provider of information technology consulting services, where he served in a consultant capacity as Senior Vice President & Chief Information Officer for the Company from 2002 to 2006. Mr. Nealon also served as Chief Information Officer for Frito-Lay, a division of PepsiCo, Inc., from 1996 to 2000, and in various software engineering, systems engineering, and management positions for Frito-Lay from 1983 to 1996.
Michael G. Van de Ven has served as the Company’s Chief Operating Officer since May 2008. Mr. Van de Ven also served as Executive Vice President & Chief Operating Officer from May 2008 to January 2017, Chief of Operations from September 2006 to May 2008, Executive Vice President Aircraft Operations from November 2005 through August 2006, Senior Vice President Planning from August 2004 to November 2005, Vice President Financial Planning & Analysis from 2001 to 2004, Senior Director Financial Planning & Analysis from 2000 to 2001, and Director Financial Planning & Analysis from 1997 to 2000. Mr. Van de Ven joined the Company in 1993 as its Director Internal Audit.
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
Gregory D. Wells has served as the Company’s Executive Vice President Daily Operations since January 2017. Mr. Wells also served as Senior Vice President Operational Performance from October 2013 to January 2017, Senior Vice President Operations from September 2006 to October 2013, Senior Vice President Ground Operations from November 2005 to September 2006, Vice President Ground Operations from September 2004 to November 2005, Vice President Safety, Security, and Flight Dispatch from October 2001 to September 2004, Director Flight Dispatch from February 1999 to October 2001, Senior Director Ground Operations from August 1998 to February 1999, and Director Ground Operations from August 1996 to August 1998. Prior to August 1996, Mr. Wells had various other operational experience with the Company including as Station Manager in both San Jose and Phoenix. Mr. Wells has almost 35 years of experience with the Company.
Mark R. Shaw has served as the Company’s Senior Vice President, General Counsel, & Corporate Secretary since July 2015. Mr. Shaw also served as Vice President, General Counsel, & Corporate Secretary from February 2013 to July

2015 and as Associate General Counsel - Corporate & Transactions from February 2008 to February 2013. Mr. Shaw joined the Company in 2000 as an Attorney in the General Counsel Department.

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

Period	Dividend	High	Low
2016
1st Quarter	$0.07500	$45.39	$33.96
2nd Quarter	0.10000	48.00	36.48
3rd Quarter	0.10000	45.00	35.42
4th Quarter	0.10000	51.31	36.91
2015
1st Quarter	$0.06000	$47.17	$38.26
2nd Quarter	0.07500	44.19	33.02
3rd Quarter	0.07500	40.87	31.36
4th Quarter	0.07500	51.34	37.00

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 3, 2017, there were approximately 12,850 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2016, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2011, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Southwest Airlines Co.	$100	$120	$222	$502	$514	$600
S&P 500	$100	$116	$153	$177	$176	$197
NYSE ARCA Airline	$100	$138	$218	$327	$277	$356

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2016 through October 31, 2016	1,709,877	$—	(2)	1,709,877	$1,250,000,000
November 1, 2016 through November 30, 2016	—	$—	(3)	—	$950,000,000
December 1, 2016 through December 31, 2016	4,723,420	$—	(3)	4,723,420	$950,000,000
Total	6,433,297			6,433,297

(1)
On May 18, 2016, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2016 (the "Third Quarter 2016 ASR Program"), the Company paid $250 million and received an initial delivery of 4,956,384 shares during third quarter 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2016 ASR Program based on a price of $37.83 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on July 22, 2016. Final settlement of this Third Quarter 2016 ASR Program occurred in October 2016 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2016. Upon settlement, the third party financial institution delivered 1,709,877 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 6,666,261 shares repurchased under the Third Quarter 2016 ASR Program, upon completion of the Third Quarter 2016 ASR Program in October 2016, was $37.5023.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2016 (the "Fourth Quarter 2016 ASR Program"), the Company paid $300 million in November 2016 and received an initial delivery of 4,723,420 shares during December 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2016 ASR Program based on a volume-weighted average price of $47.6350 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between November 18, 2016 and December 8, 2016. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter 2016 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period to be completed in February 2017. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2016, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2016	2015	2014	2013	2012
Financial Data (in millions, except per share amounts):
Operating revenues	$20,425	$19,820	$18,605	$17,699	$17,088
Operating expenses	16,665	15,704	16,380	16,421	16,465
Operating income	3,760	4,116	2,225	1,278	623
Other expenses (income) net	213	637	409	69	(62)
Income before taxes	3,547	3,479	1,816	1,209	685
Provision for income taxes	1,303	1,298	680	455	264
Net income	$2,244	$2,181	$1,136	$754	$421
Net income per share, basic	$3.58	$3.30	$1.65	$1.06	$0.56
Net income per share, diluted	$3.55	$3.27	$1.64	$1.05	$0.56
Cash dividends per common share	$0.3750	$0.2850	$0.2200	$0.1300	$0.0345
Total assets at period-end (1)	$23,286	$21,312	$19,723	$19,177	$18,350
Long-term obligations at period-end	$2,821	$2,541	$2,434	$2,191	$2,883
Stockholders’ equity at period-end	$8,441	$7,358	$6,775	$7,336	$6,992
Operating Data:
Revenue passengers carried	124,719,765	118,171,211	110,496,912	108,075,976	109,346,509
Enplaned passengers	151,740,357	144,574,882	135,767,188	133,155,030	133,978,100
Revenue passenger miles (RPMs) (000s) (2)	124,797,986	117,499,879	108,035,133	104,348,216	102,874,979
Available seat miles (ASMs) (000s) (3)	148,522,051	140,501,409	131,003,957	130,344,072	128,137,110
Load factor (4)	84.0%	83.6%	82.5%	80.1%	80.3%
Average length of passenger haul (miles)	1,001	994	978	966	941
Average aircraft stage length (miles)	760	750	721	703	693
Trips flown	1,311,149	1,267,358	1,255,502	1,312,785	1,361,558
Seats flown (5)	193,167,695	184,955,094	179,733,055	183,563,527	184,208,891
Seats per trip (6)	147.33	145.94	143.16	139.83	135.92
Average passenger fare (11)	$149.09	$154.85	$159.80	$154.72	$147.17
Passenger revenue yield per RPM (cents) (7)(11)	14.90	15.57	16.34	16.02	15.64
Operating revenue per ASM (cents) (8)	13.75	13.98	14.20	13.58	13.34
Passenger revenue per ASM (cents) (9)(11)	12.52	13.02	13.48	12.83	12.56
Operating expenses per ASM (cents) (10)	11.22	11.18	12.50	12.60	12.85
Operating expenses per ASM, excluding fuel (cents)	8.76	8.60	8.46	8.18	8.07
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.37	8.16	8.19	8.01	7.98
Fuel costs per gallon, including fuel tax	$1.82	$1.90	$2.93	$3.16	$3.30
Fuel costs per gallon, including fuel tax, economic	$1.92	$2.07	$2.92	$3.12	$3.28
Fuel consumed, in gallons (millions)	1,996	1,901	1,801	1,818	1,847
Active fulltime equivalent Employees	53,536	49,583	46,278	44,381	45,861
Aircraft at end of period	723	704	665	681	694

(1)	Historical amounts have been restated to align with current presentation.

(2)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as “traffic,” which is a measure of demand for a given period.

(3)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as “capacity,” which is a measure of the space available to carry passengers in a given period.

(4)	Revenue passenger miles divided by available seat miles.

(5)	Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.

(6)	Seats per trip is calculated using seats flown divided by trips flown. Also referred to as “gauge.”

(7)
Calculated as passenger revenue divided by revenue passenger miles. Also referred to as “yield,” this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.

(8)
Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues" or "RASM," this is a measure of operating revenue production based on the total available seat miles flown during a particular period. Year ended 2015 RASM excludes a $172 million one-time special revenue adjustment. Including the special revenue adjustment, RASM would have been 14.11 cents for the year ended 2015. Additional information regarding this special item is provided in the Note Regarding Use of Non-GAAP Financial Measures and a reconciliation of revenue excluding special items related to accounting changes in the accompanying pages.

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

(11)	Refer to Note 1 to the Consolidated Financial Statements for additional information regarding the impact from the Company's July 2015 amended co-branded credit card agreement with Chase Bank USA, N.A.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW

For the 44th consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2016 and 2015 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2016	2015	Percent Change
Operating income	$3,760	$4,116	(8.6)
Net income	$2,244	$2,181	2.9
Net income per share, diluted	$3.55	$3.27	8.6

Non-GAAP
Operating income	$3,957	$3,957	—
Net income	$2,370	$2,355	0.6
Net income per share, diluted	$3.75	$3.52	6.5

Net income for the year ended December 31, 2016, was a Company record $2.24 billion, a 2.9 percent increase year-over-year, or $3.55 per diluted share. This increase was primarily driven by a 41.9 percent increase in Other operating revenues due to the Company's July 2015 amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. ("Chase") and a resulting required change in accounting methodology (see Note 1 to the Consolidated Financial Statements for further information), coupled with increased Passenger revenues driven by strong demand for low-fare air travel and a 5.7 percent year-over-year capacity growth. This increase was partially offset by an increase in Salaries, wages, and benefits expense, an increase in Depreciation and amortization expense, and an increase in Other operating expenses. These items are discussed in more detail below. Excluding special items in both years, non-GAAP Net income was a record $2.37 billion, a 0.6 percent increase year-over-year, or $3.75 per diluted share. Year ended December 31, 2016 Operating income was $3.8 billion and non-GAAP Operating income was $4.0 billion.

For the twelve months ended December 31, 2016, the Company produced a 30.0 percent Return on invested capital ("ROIC"), compared with 32.7 percent for the twelve months ended December 31, 2015. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

During 2016, the Company continued to return significant value to its Shareholders. The Company returned a record $2.0 billion to Shareholders through a combined $222 million in dividend payments and $1.75 billion through five separate accelerated share repurchase programs. During November 2016, the Company launched the Fourth Quarter 2016 ASR Program by advancing $300 million to a financial institution in a privately negotiated transaction. During December 2016, the Company received an initial delivery of 4.7 million shares of common stock, representing an estimated 75 percent of shares to be purchased by the Company under the Fourth Quarter 2016 ASR Program. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter 2016 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in February 2017. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Company Overview

During 2016, the Company began scheduled service to Long Beach, California and scheduled service to three Cuban cities: Havana, Varadero, and Santa Clara. With the addition of these new markets, the Company now serves 101 cities across nine countries and operates over 3,900 departures a day. Also in January 2017, the Company filed an application with the DOT to serve Owen Roberts International Airport in Grand Cayman, and announced plans to launch service to Cincinnati/Northern Kentucky International Airport, both scheduled to begin in June 2017.

The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company currently plans to grow its 2017 available seat miles approximately 3.5 percent, year-over-year, with approximately 2.5 points of that increase relating to domestic growth.

During 2016, the Company took delivery of 38 737-800 aircraft from Boeing and 23 pre-owned Boeing 737-700 aircraft from third parties. The Company also retired 31 Boeing 737-300 ("Classic") aircraft and its remaining 11 Boeing 737-500 aircraft during the year. By the end of third quarter 2017, the Company intends to retire the 87 Classic aircraft remaining in its fleet at December 31, 2016. After taking into account scheduled deliveries for new and pre-owned aircraft in 2017, this accelerated retirement schedule is expected to decrease the Company's fleet to 703 aircraft by year-end 2017. For 2018, the Company's current firm aircraft commitments would result in 743 aircraft by year-end 2018, including nine Boeing 737-800 options exercised during 2016, and two Boeing 737-800 options exercised in January 2017. See Note 4 to the Consolidated Financial Statements for further information.

The Company is the launch customer for Boeing’s new, more fuel-efficient 737-8 aircraft, which is expected to enter service in fourth quarter 2017. The 737-8 is expected to reduce fuel burn and CO2 emissions approximately 20 percent, compared with the 737-300 and 737-500 aircraft when they first entered service. Southwest is also the launch customer for the Boeing 737-7 series aircraft, with deliveries expected to begin in 2019. Currently, the Company has firm orders in place for 170 737-8 aircraft and 30 737-7 aircraft. See Note 4 to the Consolidated Financial Statements for further information.
The Company is in the midst of a multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. The implementation consists of two foundational releases. Release 1 was completed in December 2016, and added functionality to enable the sale of domestic tickets on the new reservation system. Release 2 is expected to be completed on May 9, 2017 and will add functionality to enable operational capabilities such as passenger check-in and boarding and baggage check-in on the new reservation system. Subsequent releases will add functionality to enable revenue enhancements, further schedule optimization, support for international growth, and additional foundational and operational capabilities.

During 2016, the following events took place regarding the Company's unionized Employee groups in contract negotiations:

•
The Company's Flight Crew Training Instructors, represented by Transport Workers Union ("TWU") Local 557, ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in December 2019.

•
The Company's Ramp, Operations, Provisioning, and Freight Agents, represented by TWU Local 555, ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in February 2021.

•	The Company's Pilots, represented by the Southwest Airlines Pilots' Association, ratified a new collective-bargaining agreement. The newly ratified contract becomes amendable in September 2020.

•	The Company's Flight Attendants, represented by TWU Local 556, ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in November 2018.

•
The Company's Aircraft Appearance Technicians, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in November 2020.

•
The Company's Facilities Maintenance Technicians, represented by AMFA, reached a tentative collective-bargaining agreement with the Company, which was announced in October 2016. The Facilities Maintenance Technicians failed to ratify this agreement, as announced by the Company on December 29, 2016, and the parties will continue negotiations.

2016 Compared with 2015

Operating Revenues

Passenger revenues for 2016 increased by $295 million, or 1.6 percent, compared with 2015. Holding all other factors constant, the increase was primarily attributable to a 5.7 percent increase in capacity as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by a Company record annual load factor of 84.0 percent. On a unit basis, Passenger revenues decreased 3.8 percent, year-over-year, largely driven by a 4.3 percent decrease in passenger revenue yield, year-over-year, which included a reduction to 2016 Passenger revenues associated with the Agreement with Chase, as a result of the required change in accounting methodology in 2015. The Agreement resulted in an acceleration of the timing of revenue recognition on a prospective basis beginning July 1, 2015, as well as a change in classification. The transportation element of the consideration received is now allocated a lower relative value, resulting in a reduction in the revenues classified as Passenger on a prospective basis, and the higher relative value associated with the non-transportation elements results in an increase in the portion of revenues classified as Other within the Consolidated Statement of Income; however, the precise revenue impact for future periods is not determinable until the volume of future transactions for the period is known. See Note 1 to the Consolidated Financial Statements for further information.

Freight revenues for 2016 decreased by $8 million, or 4.5 percent, compared with 2015, primarily due to sluggish demand. Based on current trends, the Company currently expects Freight revenues in first quarter 2017 to be comparable with first quarter 2016.

The Company recorded a Special revenue adjustment during 2015 of $172 million. This adjustment represented a one-time non-cash reduction to deferred revenue liability as a result of the Agreement with Chase and the resulting required change in accounting methodology, and is classified as a special item and thus excluded from the Company's 2015 non-GAAP financial results. See Note 1 to the Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for 2016 increased $490 million, or 41.9 percent, compared with 2015, primarily as a result of the Agreement with Chase and the resulting required change in accounting methodology. This change resulted in approximately 90 percent of the increase to Other revenue year-over-year. Excluding this impact of the Agreement with Chase, Other revenues increased primarily due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the airport. The Company currently expects Other revenues in first quarter 2017 to increase, compared with first quarter 2016.

Based on revenue and booking trends thus far in first quarter 2017, the Company is currently expecting first quarter 2017 operating unit revenues to be flat to down one percent, compared with first quarter 2016.

Operating Expenses

Operating expenses for 2016 increased $961 million, or 6.1 percent, compared with 2015, while capacity increased 5.7 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2016 and 2015, followed by explanations of these changes on a per ASM basis and dollar basis:

	Year ended December 31,				Per ASM	Percent
(in cents, except for percentages)	2016		2015		change	change
Salaries, wages, and benefits	4.57	¢	4.54	¢	0.03 ¢	0.7%
Fuel and oil	2.46		2.58		(0.12)	(4.7)
Maintenance materials and repairs	0.70		0.72		(0.02)	(2.8)
Aircraft rentals	0.15		0.17		(0.02)	(11.8)
Landing fees and other rentals	0.82		0.83		(0.01)	(1.2)
Depreciation and amortization	0.82		0.72		0.10	13.9
Acquisition and integration	—		0.03		(0.03)	n.m.
Other operating expenses	1.70		1.59		0.11	6.9
Total	11.22	¢	11.18	¢	0.04 ¢	0.4%

Operating expenses per ASM for 2016 increased by 0.4 percent, compared with 2015, primarily due to the accelerated depreciation expense associated with the planned early retirement of the Classic fleet, higher contract programming and consulting expenses associated with large technology projects, and higher wage rates due to new labor agreements. These increases were partially offset by lower jet fuel prices and lower profitsharing expense. See Note 1 to the Consolidated Financial Statements for further information on the early retirement of the Classic fleet. Operating expenses per ASM for 2016, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 1.6 percent year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense, special items, and profitsharing expense, the Company expects its first quarter 2017 unit costs to increase in the six to seven percent range, compared with first quarter 2016, largely due to amended union contracts. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, profitsharing expense, and special items in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. The Company currently expects to record a charge during 2017 associated with the grounding of its remaining Classic fleet. See Note 1 to the Consolidated Financial Statements for further information. This charge primarily relates to future contractual payments due to lessors for leased Classic aircraft with lease terms extending beyond third quarter 2017. The Company continues to negotiate with these lessors in order to attempt to terminate certain leases early and potentially buy-out the remainder of the lease. Therefore, the Company cannot yet accurately predict the amounts and/or timing of such charges during the first three quarters of 2017.

Salaries, wages, and benefits expense for 2016 increased $415 million, or 6.5 percent, compared with 2015. Salaries, wages, and benefits expense per ASM for 2016 increased 0.7 percent, compared with 2015. On both a dollar and per ASM basis, the increase was primarily due to wage rate increases as a result of agreements reached with multiple workgroups, increased training, additional headcount, and contractual increases. Based on current cost trends and anticipated capacity, the Company expects first quarter 2017 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with first quarter 2016. The year-over-year projection does not reflect the potential impact of profitsharing expense in both years because the Company cannot reliably predict or estimate that expense or its impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

During 2016, the Company conducted negotiations with various unionized Employee groups. See the above discussion in Company Overview for agreements reached during the year. The following table sets forth the Company’s unionized Employee groups that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	August 2013
Southwest Mechanics	2,400	Aircraft Mechanics Fraternal Association (“AMFA”)	August 2012
Southwest Facilities Maintenance Technicians	40	AMFA	N/A

Fuel and oil expense for 2016 increased by $31 million, or 0.9 percent, compared with 2015. On a per ASM basis, Fuel and oil expense for 2016 decreased 4.7 percent, compared with 2015, as the dollar increases were more than offset by the 5.7 percent increase in capacity. On a dollar basis, the increase was attributable to the $566 million increase in net losses resulting from the Company's fuel hedging program. Excluding the impact of hedging, Fuel and oil expense would have decreased by $535 million, or 15.9 percent, compared with 2015, due to lower market jet fuel prices. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel price per gallon decreased 7.2 percent year-over-year, from $2.07 for 2015 to $1.92 for 2016. Fuel gallons consumed increased 5.0 percent, compared with 2015, while year-over-year capacity increased 5.7 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $820 million in Fuel and oil expense for 2016, compared with net losses totaling $254 million for 2015. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's "economic" fuel hedge totaling $1.0 billion paid to counterparties for 2016, compared with $577 million paid to counterparties for 2015. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 20, 2017, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Maximum percent of estimated fuel consumption covered by
fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil,
Period	Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (1)
2017	63%
2018	57%
2019	15%

(1) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers “catastrophic” coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to first quarter 2017 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 10 to the Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts

(not considering the impact of the cash collateral provided to or received from counterparties - see Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2016, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at December 31, 2016	Amount of gains (losses) deferred in AOCI at December 31, 2016 (net of tax)
2017	$(452)	$(302)
2018	105	(15)
2019	21	3
Total	$(326)	$(314)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2017 and full year 2017 jet fuel prices at different crude oil assumptions as of January 20, 2017, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	1Q 2017 (2)	Full Year 2017 (2)
$35	$1.50 - $1.55	$1.50 - $1.55
$45	$1.75 - $1.80	$1.75 - $1.80
Current Market (1)	$1.95 - $2.00	$2.00 - $2.05
$70	$2.20 - $2.25	$2.25 - $2.30
$80	$2.30 - $2.35	$2.35 - $2.40
Estimated premium costs (3)	$30 - $35 million	$135 - $140 million
(1) Brent crude oil average market prices as of January 20, 2017, were approximately $56 and $57 per barrel for first quarter 2017 and full year 2017, respectively.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of January 20, 2017. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for 2016 increased by $40 million, or 4.0 percent, compared with 2015. On a per ASM basis, Maintenance materials and repairs expense for 2016 decreased 2.8 percent, compared with 2015, as the dollar increases were more than offset by the 5.7 percent increase in capacity. On a dollar basis, the majority of the increase was attributable to the timing of regular maintenance checks and ongoing cabin refresh projects including updates for the Company's new Heart cabin interior. These increases were partially offset by lower engine expense as a result of the early retirement of the Classic fleet, as this decrease in engine repairs was only partially offset by higher 737-700 engine expense due to increased flight hours. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2017 to be comparable with fourth quarter 2016 unit cost of 0.66 cents.

Aircraft rentals expense for 2016 decreased by $9 million, or 3.8 percent, compared with 2015. On a per ASM basis, Aircraft rentals expense decreased 11.8 percent, compared with 2015. On both a dollar and per ASM basis, the decrease was primarily due to the retirement of five 737-300 leased aircraft and two 737-500 leased aircraft since 2015, as well as the purchase of five leased 737-300s that were previously on operating lease during 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information. The Company currently expects Aircraft rentals expense per ASM for first quarter 2017 to be comparable with fourth quarter 2016 unit cost of 0.15 cents.

Landing fees and other rentals expense for 2016 increased by $45 million, or 3.9 percent, compared with 2015. On a per ASM basis, Landing fees and other rentals expense for 2016 decreased 1.2 percent, compared with 2015, as the dollar increases were more than offset by the 5.7 percent increase in capacity. On a dollar basis, approximately 70 percent of the increase was due to higher space rental rates and usage at various airports. The remainder was due to a 3.5 percent increase in Trips flown coupled with heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet than in 2015. The Company currently expects Landing fees and other rentals expense per ASM for first quarter 2017 to be comparable with first quarter 2016.

Depreciation and amortization expense for 2016 increased by $206 million, or 20.3 percent, compared with 2015. On a per ASM basis, Depreciation and amortization expense increased 13.9 percent, compared with 2015. On both a dollar and per ASM basis, approximately 60 percent of the increase was due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned Classic fleet from mid-2021 to third quarter 2017. The remainder of the increase was due to the purchase and capital lease of new and used aircraft since 2015. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2017 to increase, compared with first quarter 2016, primarily due to the purchase and capital lease of new and used aircraft since first quarter 2016 as well as depreciation associated with the implementation of technology assets, partially offset by lower depreciation, year-over-year, related to the accelerated retirement of the Classic fleet. See Note 1 to the Consolidated Financial Statements for further information.

The Company incurred no Acquisition and integration costs in 2016, compared with $39 million in 2015. The 2015 costs primarily consisted of Employee training and certain expenses associated with the grounding and conversion costs resulting from the transition of the Company's Boeing 717-200 fleet ("B717s") to Delta Air Lines ("Delta"). See Note 7 to the Consolidated Financial Statements for further information.

Other operating expenses for 2016 increased by $272 million, or 12.1 percent, compared with 2015. On a per ASM basis, Other operating expenses for 2016 increased 6.9 percent, compared with 2015. On both a dollar and per ASM basis, approximately 30 percent of the increase was due to higher contract programming and consulting expenses associated with large technology projects and approximately 15 percent of the increase was due to increased personnel expenses. Other operating expenses for 2016 also increased as the result of a $37 million litigation settlement received during 2015 which reduced 2015 Other operating expenses, a $22 million lease termination expense as a result of the Company acquiring five of its Boeing 737-300 aircraft off operating leases, and a $21 million increase due to an impairment charge related to leased slots at Newark Liberty International Airport. The remainder was due to revenue related costs driven by the 5.5 percent increase in Revenue Passengers Carried. The Company currently expects Other operating expenses per ASM for first quarter 2017 to increase, compared with first quarter 2016.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for 2016 increased $1 million, or 0.8 percent, compared with 2015, primarily due to the timing of debt issuances and payoffs in 2015 and 2016.

Capitalized interest for 2016 increased $16 million, or 51.6 percent, compared with 2015, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for 2016 increased $15 million, or 166.7 percent, compared with 2015, primarily due to higher interest rates coupled with a greater amount of interest earned on cash collateral held by counterparties. See Note 10 to the Consolidated Financial Statements for further information on the Company's derivatives.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2016, and 2015:

	Year ended December 31,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$9	$373
Ineffectiveness from fuel hedges settling in future periods	(11)	(9)
Realized ineffectiveness and mark-to-market (gains) or losses	5	72
Premium cost of fuel contracts	153	124
Other	6	(4)
	$162	$556

Income Taxes

The Company's effective tax rate was 36.8 percent for 2016, compared with 37.3 percent for 2015 primarily due to a decrease in State taxes owed and the Company's adoption of Accounting Standards Update 2016-09. See Note 2 to the Consolidated Financial Statements for further information. The Company currently projects a full year 2017 effective tax rate of approximately 37 percent based on currently forecasted financial results.

2015 Compared with 2014

Operating Revenues

Passenger revenues for 2015 increased by $641 million, or 3.6 percent, compared with 2014. Holding load factor and yield constant, the increase was primarily attributable to a 7.2 percent increase in capacity as strong Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by a Company annual load factor of 83.6 percent. On a unit basis, Passenger revenue decreased 3.4 percent, year-over-year, largely driven by a 4.7 percent decrease in passenger revenue yield, year-over-year.

Freight revenues for 2015 increased by $4 million, or 2.3 percent, compared with 2014, primarily due to increased pounds shipped.

The Company recorded a Special revenue adjustment during 2015 of $172 million. This adjustment represented a one-time non-cash reduction to the deferred revenue liability as a result of the Agreement with Chase and the resulting change in accounting methodology. The adjustment is classified as a special item and thus excluded from the Company's non-GAAP financial results. See Note 1 to the Consolidated Financial Statements and the Note Regarding Use of Non-GAAP Financial Measures for further information.

Other revenues for 2015 increased by $398 million, or 51.6 percent, compared with 2014, primarily as a result of the Agreement with Chase and the resulting change in accounting methodology. Ancillary revenues increased slightly year-over-year, primarily due to an increase in EarlyBird Check-in® and A1-15 select boarding positions sold at the gate, which was partially offset by the decrease in revenues from the termination of AirTran passenger service and related ancillary fees.

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

	Year ended December 31,				Per ASM	Percent change
(in cents, except for percentages)	2015		2014		change
Salaries, wages, and benefits	4.54	¢	4.14	¢	0.40 ¢	9.7%
Fuel and oil	2.58		4.04		(1.46)	(36.1)
Maintenance materials and repairs	0.72		0.75		(0.03)	(4.0)
Aircraft rentals	0.17		0.22		(0.05)	(22.7)
Landing fees and other rentals	0.83		0.85		(0.02)	(2.4)
Depreciation and amortization	0.72		0.72		—	—
Acquisition and integration	0.03		0.10		(0.07)	(70.0)
Other operating expenses	1.59		1.68		(0.09)	(5.4)
Total	11.18	¢	12.50	¢	(1.32)¢	(10.6)%

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

Fuel and oil expense for 2015 decreased by $1.7 billion, or 31.7 percent, compared with 2014. On a per ASM basis, Fuel and oil expense for 2015 decreased 36.1 percent, compared with 2014. Excluding the impact of fuel hedge accounting, both the dollar and per ASM decreases were attributable to lower jet fuel prices. The Company's average economic jet fuel price per gallon decreased 29.1 percent year-over-year, from $2.92 for 2014 to $2.07 for 2015. The Company also slightly improved fuel efficiency, when measured on the basis of ASMs generated per gallon of fuel, primarily as a result of modernization of the Company's fleet and a 4.0 percent increase in stage length. Fuel gallons consumed increased 5.6 percent, compared with 2014, while year-over-year capacity increased 7.2 percent.

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

Landing fees and other rentals expense for 2015 increased by $55 million, or 5.0 percent, compared with 2014. On a per ASM basis, Landing fees and other rentals expense for 2015 decreased 2.4 percent, compared with 2014, as the dollar increases were more than offset by the 7.2 percent increase in capacity. On a dollar basis, the majority of the increase was due was due to higher space rental rates at various airports. The remaining increase was due to heavier landing weights for the Company's higher capacity 737-800 aircraft.

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

Other operating expenses for 2015 increased by $37 million, or 1.7 percent, compared with 2014. On a per ASM basis, Other operating expenses for 2015 decreased 5.4 percent, compared with 2014, as the dollar increases were more than offset by the 7.2 percent increase in capacity. On a dollar basis, the increase was equally attributable to higher personnel expenses associated with travel costs of the Company's flight crew and credit card fees paid to third parties associated with the increase in Passenger revenues. These and other smaller increases were partially offset by a decrease in security expenses as a result of the repeal of the TSA Aviation Security Infrastructure Fee in October 2014 and a litigation settlement received by the Company in the first quarter of 2015.

Other

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2015, and 2014:

	Year ended December 31,
(in millions)	2015	2014
Mark-to-market impact from fuel contracts settling in future periods	$373	$251
Ineffectiveness from fuel hedges settling in future periods	(9)	5
Realized ineffectiveness and mark-to-market (gains) or losses	72	(4)
Premium cost of fuel contracts	124	62
Other	(4)	(5)
	$556	$309

Income Taxes

The Company's effective tax rate was 37.3 percent for 2015, compared with 37.4 percent for 2014.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent
	2016	2015	Change
Total operating revenues, as reported	$20,425	$19,820
Deduct: Special revenue adjustment	—	(172)
Operating revenues, non-GAAP	$20,425	$19,648	4.0%

Fuel and oil expense, unhedged	$2,827	$3,362
Add: Fuel hedge (gains) losses included in Fuel and oil expense	820	254
Fuel and oil expense, as reported	$3,647	$3,616
Add: Net impact from fuel contracts	202	323
Fuel and oil expense, non-GAAP (economic)	$3,849	$3,939	(2.3)%

Total operating expenses, as reported	$16,665	$15,704
Deduct: Union contract bonuses	(356)	(334)
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	5	72
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	197	251
Deduct: Acquisition and integration costs	—	(39)
Add: Litigation settlement	—	37
Deduct: Asset impairment	(21)	—
Deduct: Lease termination expense	(22)	—
Total operating expenses, non-GAAP	$16,468	$15,691	5.0%

Operating income, as reported	$3,760	$4,116
Deduct: Special revenue adjustment	—	(172)
Add: Union contract bonuses	356	334
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(5)	(72)
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period*	(197)	(251)
Add: Acquisition and integration costs	—	39
Deduct: Litigation settlement	—	(37)
Add: Asset impairment	21	—
Add: Lease termination expense	22	—
Operating income, non-GAAP	$3,957	$3,957	—%

Net income, as reported	$2,244	$2,181
Deduct: Special revenue adjustment	—	(172)
Add: Union contract bonuses	356	334
Add: Mark-to-market impact from fuel contracts settling in future periods	9	373
Deduct: Ineffectiveness from fuel hedges settling in future periods	(11)	(9)
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(197)	(251)
Add: Acquisition and integration costs	—	39
Deduct: Litigation settlement	—	(37)
Add: Asset impairment	21	—
Add: Lease termination expense	22	—
Deduct: Net income tax impact from fuel and special items (1)	(74)	(103)
Net income, non-GAAP	$2,370	$2,355	0.6%

	Year ended December 31,		Percent
	2016	2015	Change
Net income per share, diluted, as reported	$3.55	$3.27
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	(0.31)	0.17
Add: Impact of special items	0.63	0.24
Deduct: Net income tax impact of fuel and special items (1)	(0.12)	(0.16)
Net income per share, diluted, non-GAAP	$3.75	$3.52	6.5%

Operating expenses per ASM (cents)	11.22 ¢	11.18 ¢
Deduct: Fuel expense divided by ASMs	(2.46)	(2.58)
Deduct: Impact of special items	(0.27)	(0.24)
Operating expenses per ASM, excluding Fuel and oil and special items (cents), non-GAAP	8.49 ¢	8.36 ¢	1.6%
* As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(1) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating income, as reported	$3,760	$4,116	$2,225
Special revenue adjustment (1)	—	(172)	—
Union contract bonuses	356	334	9
Net impact from fuel contracts	(202)	(323)	28
Acquisition and integration costs	—	39	126
Litigation settlement	—	(37)	—
Asset impairment	21	—	—
Lease termination expense	22	—	—
Operating income, non-GAAP	3,957	3,957	2,388
Net adjustment for aircraft leases (2)	111	114	133
Adjustment for fuel hedge accounting	(152)	(124)	(62)
Adjusted Operating income, non-GAAP	$3,916	$3,947	$2,459

Average invested capital (3)	$12,152	$11,037	$11,470
Equity adjustment for hedge accounting	886	1,027	104
Adjusted average invested capital	$13,038	$12,064	$11,574

ROIC, pre-tax	30.0%	32.7%	21.2%

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

Note Regarding Use of Non-GAAP Financial Measures

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These GAAP financial statements include (i) unrealized non-cash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges and benefits the Company believes are unusual and/or infrequent in nature and thus may not be indicative of its ongoing operational performance.

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information, including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; and Net income per share, diluted, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an “economic” basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide a better measure of the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, non-cash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

1.
A one-time $172 million Special revenue adjustment in July 2015 as a result of the Agreement with Chase and the resulting required change in accounting methodology. This increase to revenue represented a nonrecurring required acceleration of revenues associated with the adoption of Accounting Standards Update 2009-13;

2.
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

3.
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

4.
A gain resulting from a litigation settlement received in January 2015. This cash settlement meaningfully lowered Other operating expenses during the applicable period and the Company does not expect a similar impact on its cost structure in the future;

5.
A noncash impairment charge related to leased slots at Newark Liberty International Airport as a result of the FAA announcement in April 2016 that this airport was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3; and

6.
Lease termination costs recorded during 2016 as a result of the Company acquiring five of its Boeing 737-300 aircraft off operating leases, as part of the Company’s strategic effort to phase out its Classic aircraft from operations by the end of third quarter 2017 in the most economically advantageous manner possible. The Company had not budgeted for these early lease termination costs, as they were subject to negotiations being concluded with the third party lessors. The Company recorded the fair value of the aircraft, as well as any associated remaining obligations to the balance sheet as debt.

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

Liquidity and Capital Resources

Net cash provided by operating activities for 2016, 2015, and 2014 was $4.3 billion, $3.2 billion, and $2.9 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2016, 2015, and 2014 were impacted primarily by the Company's results of operations, as adjusted for non-cash items as well as changes in the Air traffic liability and Accrued liabilities balances. Operating cash flows also can be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. The Company has the ability to post aircraft in lieu of cash collateral in certain situations. See Note 10 to the Consolidated Financial Statements for further information. During 2016, the Company had net cash inflows of $535 million in cash collateral from derivative counterparties, compared with providing $570 million and $233 million in cash collateral to derivative counterparties in 2015 and 2014, respectively. Cash flows related to the purchase of derivatives utilized to offset a portion of the Company's future fuel hedge positions prior to their settlement, as well as new fuel derivatives, which are also classified as Other, net, operating cash flows, were net outflows of $165 million in 2016, net outflows of $556 million in 2015, and net outflows of $247 million in 2014. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities for 2016, 2015, and 2014 was $2.3 billion, $1.9 billion, and $1.7 billion, respectively. Investing activities in 2016, 2015, and 2014 included payments for new aircraft delivered to the Company, progress payments for future aircraft deliveries, and purchases and sales of short-term and noncurrent investments, which fluctuate primarily based on anticipated working capital needs. Investing activities in 2016, 2015, and 2014 also included payments associated with airport construction projects, denoted as Assets constructed for others. See Note 4 to the Consolidated Financial Statements for further information. During 2016, the Company's purchases and sales of short-term and noncurrent investments resulted in net cash used of $125 million, compared with net cash provided of $237 million and $105 million in 2015 and 2014, respectively. The Company currently estimates its 2017 capital expenditures will be approximately $2.3 billion.

Net cash used in financing activities for 2016, 2015, and 2014 was $1.9 billion, $1.0 billion, and $1.2 billion, respectively. During 2016, the Company repaid $591 million in debt, convertible notes, and capital lease obligations, compared with $213 million and $561 million during 2015 and 2014, respectively. During 2016, the Company borrowed $215 million under a secured term loan agreement and, under its shelf registration statement, issued $300 million 3.00 percent senior unsecured notes due 2026, compared with the 2015 issuance of $500 million 2.65 percent senior unsecured notes due 2020 under its shelf registration statement, and the 2014 issuance of $300 million 2.75 percent senior unsecured notes due 2019 under its shelf registration statement. See Note 6 to the Consolidated Financial Statements for further information. The Company repurchased approximately $1.8 billion of its outstanding common stock through authorized share repurchases during 2016, compared with repurchases of $1.2 billion and $955 million during 2015 and 2014, respectively. The Company also paid $222 million in dividends to Shareholders during 2016, compared with $180 million in 2015 and $139 million in 2014. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company is a “well-known seasoned issuer” and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility expiring in August 2021. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2016, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

As of May 4, 2016, the Company completed its previously authorized $1.5 billion share repurchase program, bringing in a total of 37.3 million shares over the course of the program. On May 18, 2016, the Company's Board of Directors approved a new $2.0 billion share repurchase program. Following the Board of Directors' authorization of the Company's new $2.0 billion share repurchase program, the Company entered into the following share repurchases:

Share repurchases	Shares received		Cash paid
May 2016 Accelerated Share Repurchase Program	12,268,280		$500,000,000
Third Quarter 2016 Accelerated Share Repurchase Program	6,666,261		250,000,000
Fourth Quarter 2016 Accelerated Share Repurchase Program	4,723,420	(1)	300,000,000
Total	23,657,961		$1,050,000,000
(1) This represents an estimated 75 percent of shares to be purchased by the Company under the Fourth Quarter 2016 Accelerated Share Repurchase Program. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter 2016 Accelerated Share Repurchase Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed in February 2017.

The Company maintained its investment grade credit ratings of "Baa1" with Moody's, "BBB+" with Fitch, and "BBB" with Standard & Poor's.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2016 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer a portion of cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. During second quarter 2016, the Company revised its future firm aircraft order book. Firm deliveries previously scheduled between 2019 and 2022 were deferred to 2023 through 2025 in the restructured order book. This resulted in a $1.9 billion deferral of capital spending beyond 2020. During 2016, the Company also exercised nine 737-800 options for 2018. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Note 4 to the Consolidated Financial Statements for a complete table of the Company’s firm deliveries and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2016, the Company had 212 leased aircraft, including 78 B717s subleased to Delta. Of these leased aircraft, 159 are under operating leases, including 76 B717s subleased to Delta. See Note 7 to the Consolidated Financial Statements for further information on this transaction. Assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $179 million at December 31, 2016.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2016:

	Obligations by period (in millions)
Contractual obligations	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long-term debt (1)	$497	$777	$823	$611	$2,708
Interest commitments - fixed (2)	79	105	58	89	331
Interest commitments - floating (3)	26	63	30	18	137
Operating lease commitments (4)	592	904	542	1,297	3,335
Capital lease commitments (5)	80	158	152	353	743
Aircraft purchase commitments (6)	1,127	1,507	1,773	5,119	9,526
Other commitments	172	186	79	7	444
Total contractual obligations	$2,573	$3,700	$3,457	$7,494	$17,224

(1)	Includes principal only. See Note 6 to the Consolidated Financial Statements.

(2)	Related to fixed-rate debt (either at issuance or through swaps) only.

(3)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2016, and can be subject to significant fluctuation.

(4)	Includes Love Field Modernization Program commitment amounts, and includes the impact of the B717 lease/sublease transaction entered into in 2012. See Note 7 to the Consolidated Financial Statements.

(5)	Includes principal and interest on capital leases.

(6)	Firm orders from Boeing.

The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.3 billion as of December 31, 2016, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2021, will enable it to meet its future known obligations in the ordinary course of business. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its current investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements as necessary.

Airport Projects

The Company has commitments associated with various airport improvement projects that will impact its future liquidity needs in differing ways. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities and are discussed in more detail in Note 4 to the Consolidated Financial Statements.

Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation (“LFAMC”) that were utilized to fund the majority of the project. The amount of bonds outstanding as of December 31, 2016 was $432 million. Repayment of the bonds is through the “Facilities Payments” described below. Reimbursement of the Company for its payment of Facilities Payments is made through recurring ground rents, fees, and other revenues collected at the airport.
Prior to the issuance of the bonds by the LFAMC, the Company entered into two separate funding agreements: (i) a “Facilities Agreement” pursuant to which the Company is obligated to make debt service payments on the principal and interest amounts associated with the bonds ("Facilities Payments"), less other sources of funds the City of Dallas may apply to the repayment of the bonds (including but not limited to passenger facility charges collected from passengers originating from the airport); and (ii) a “Revenue Credit Agreement” pursuant to which the City of Dallas reimburses the Company for the Facilities Payments made by the Company.
A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement originate from a reimbursement account created in the “Use and Lease Agreement” between the City of Dallas and the Company. The Use and Lease Agreement is a 20-year agreement providing for, among other things, the Company’s lease of space at the Airport from the City of Dallas. The remainder of such monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement originates from (i) use and lease agreements with other airlines, (ii) various concession agreements, and (iii) other airport miscellaneous revenues.
The Company’s liquidity could be impacted by this project to the extent there are timing differences between the Company’s payment of the Facilities Payments pursuant to the Facilities Agreement and the transfer of monies back to the Company pursuant to the Revenue Credit Agreement; however, the Company does not currently expect that to occur. The project has not had a significant impact on the Company’s capital resources or financial position.
Fort Lauderdale-Hollywood International Airport
The Company has committed to oversee and manage the design and construction of Fort-Lauderdale-Hollywood International Airport's Terminal 1 Modernization Project, including the design and construction of a new five-gate Concourse A with an international processing facility, at a cost not to exceed $333 million. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. In general, as work is being completed on the project by various contractors, invoices are submitted to Broward County for initial payment to the Company, which then make such payments to the contractors performing the work.
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
Houston William P. Hobby Airport
The Company oversaw and managed the construction, at Houston William P. Hobby Airport, of a new five-gate international terminal with international passenger processing facilities, expansion of the existing security checkpoint, and upgrades to the Southwest ticketing counter area. The Company and the City of Houston ("City") entered into an Airport Use and Lease Agreement ("Lease") to control the execution of this expansion and the financial terms thereof. The project cost approximately $150 million, of which $22 million was considered proprietary and thus not classified as Assets constructed for others. The Company provided the funding for, and management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility is waived from the initial occupancy until the expiration of the Lease. However, the City has the option at any time during the term of the Lease to reimburse the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, a small portion of the project qualified for rental credits that have been utilized against a portion of the Company’s 2016 lease payments at the airport.
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

Accounting for Long-Lived Assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 640 Boeing 737 aircraft in the Company’s fleet at December 31, 2016, which are either owned or on capital lease. The remaining 83 Boeing 737 aircraft in the Company’s fleet at December 31, 2016, are operated under operating leases. The Company also has 88 Boeing 717 aircraft, which are part of the lease/sublease with Delta. As these aircraft are not in service for the Company, they are not included in the fleet count as of December 31, 2016 or 2015. See Note 7 to the Consolidated Financial Statements for further information. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

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

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of “cycles” flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. For example, during 2016, the Company accelerated the estimated retirement dates of its Classic 737 fleet from mid-2021 to no later than third quarter 2017, resulting in an additional $123 million in depreciation expense recorded during the year. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. See Notes 1 and 2 to the Consolidated Financial Statements for further information.

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

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2016, the Company was a party to over 500 separate financial derivative instruments related to its fuel hedging program for the years 2017 through 2019. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2016, market “spot” prices for Brent crude oil peaked at a high of approximately $57 per barrel and hit a low price of approximately $28 per barrel. During 2015, market spot prices ranged from a high of approximately $68 per barrel to a low of approximately $36 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

Fair values for financial derivative instruments and forward jet fuel prices are estimated prior to the time that the financial derivative instruments settle and the time that jet fuel is purchased and consumed, respectively. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. Although the Company continues to use a prospective assessment to determine that commodities continue to qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results.

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

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the past volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has historically resulted, in increased volatility in the Company’s financial statements. The amount of hedge ineffectiveness and unrealized gains and losses due to the change in fair value of derivative contracts settling in future periods, recorded during historical periods, has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for mitigation of fuel price volatility. The discontinuation of hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, can also be a result of these factors. Depending on the level at which the Company is hedged at any point in time, as the fair value of the Company’s hedge positions fluctuate in amount from period to period, there could be continued variability recorded in the Consolidated Statement of Income, and furthermore, the amount of hedge ineffectiveness and unrealized gains or losses recorded in earnings may be material. This is primarily because small differences in the correlation of crude oil related products could be leveraged over large volumes.

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2016, 2015, and 2014, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair Value Measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2016, these consisted of a portion of its fuel derivative option contracts, which were a net liability of $258 million.

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

The Company utilizes the incremental cost method of accounting for points earned through flights taken in its frequent flyer program. Liabilities are recorded for the estimated incremental cost of providing free travel as points are being earned and companion passes earned. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. The incremental cost liabilities are primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but do not include any contribution to fixed overhead costs or profit. At December 31, 2016, the incremental cost liabilities were approximately $63 million.

The Company also sells frequent flyer points and related services to business partners participating in the frequent flyer program. The majority of the points sold to business partners are through the Southwest co-branded Chase Visa credit card. Prior to third quarter 2015, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under the residual method, the Company estimated the percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card that related to free travel. The estimated amounts associated with free travel were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. During third quarter 2015, the Company executed an amended co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), which materially modified the previously existing agreement between Chase and the Company. Consideration received as part of this Agreement is subject to Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force. The modified Agreement has the following multiple elements: travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team. Under ASU 2009-13, these deliverables are accounted for separately and allocation of consideration from the Agreement is determined based on the relative selling price of each deliverable. The application of ASU 2009-13 to the Agreement decreases the relative value of the air transportation deliverables that the Company records as deferred revenue (and ultimately Passenger revenues when redeemed awards are flown) and increases the relative value of the marketing-related deliverables recorded in Other revenues at the time these marketing-related deliverables are provided. This is principally due to the previous application of the residual method, which effectively applied the entire discount associated with the agreement to the marketing deliverables.

Significant management judgment was used to estimate the selling price of each of the deliverables. The objective was to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determined the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. A 1.0 percent increase or decrease in the Company's estimate of the standalone selling prices resulting in an allocation of proceeds to air transportation would have changed the Company's Operating revenues by less than $14 million for 2016.

The Company followed the transition approach of ASU 2009-13, which required that the Company's existing deferred revenue balance, classified within Air traffic liability, be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million. In addition, 2015 and 2016 Operating revenues increased by an estimated net $255 million and $261 million, respectively, as a result of the amended Agreement with Chase and the resulting July 1, 2015, change in accounting methodology. See Note 1 to the Consolidated Financial Statements for further information.

Under its current program, Southwest estimates the portion of frequent flyer points that will not be redeemed. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the customer has a co-branded credit card. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners. The Company updates this model at least annually, and applies the new spoilage rates effective October 1st each year, or more frequently if required by changes in the business. The rate applied, as of October 1, 2014, accounted for prospectively as a change in estimate, resulted in an increase in Passenger revenue of approximately $55 million for the year ended December 31, 2014, and an increase in Passenger revenue of approximately $115 million for the first nine months of 2015. The new spoilage rates applied in 2015 and 2016 did not have a material impact to Passenger revenues during fourth quarter 2015 or full year 2016. For the year ended December 31, 2016, based on actual redemptions of points sold to business partners, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $40 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Goodwill and Other Intangible Assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2016, the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. In addition, the Company's other intangible assets have a net carrying amount of approximately $426 million at December 31, 2016, of which $295 million related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and primarily consist of take-off and landing slots at certain domestic slot-controlled airports. Finite-lived intangible assets include leasehold rights to airport gates and certain intangible assets recognized as a part of the valuation of AirTran and are amortized over their estimated economic useful lives. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually, as of October 1st, or more frequently if events or circumstances indicate that impairment may exist.

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
When performing a quantitative impairment assessment of goodwill and indefinite-lived intangible assets, fair value is estimated based on (i) recent market transactions, where available; (ii) projected discounted cash flows (an income approach); or (iii) a combination of limited market transactions and the lease savings method (which reflects potential annual after-tax lease savings arising from owning the slots rather than leasing them from another airline at market rates).
Key assumptions and/or estimates made in the Company’s impairment tests include: (i) a projection of revenues, expenses, and cash flows; (ii) terminal period revenue growth and cash flows; (iii) an estimated weighted average cost of capital; (iv) an assumed discount rate depending on the asset; (v) a tax rate; and (vi) market prices for comparable assets. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company’s estimates.
As part of this evaluation, the Company assesses whether changes in (i) macroeconomic conditions; (ii) industry and market conditions; (iii) cost factors; (iv) overall financial performance; and (v) Company-specific events, have occurred which would impact the use and/or fair value of these assets since the Company's quantitative analysis in 2013. In 2015 and 2016, the Company performed a qualitative assessment of goodwill and determined that there was no indication that goodwill was impaired. The qualitative assessments included analyses and weighting of all relevant factors noted above. The Company performed a quantitative assessment of all indefinite-lived intangible assets in 2015 and a qualitative assessment in 2016 and determined that there was no impairment in either year. The Company did record a $21 million noncash impairment charge related to leased slots at Newark Liberty International Airport (not indefinite-lived assets) as a result of the FAA announcement in April 2016 that this airport was being changed to a Level 2 schedule-facilitated airport from its precious designation as Level 3. Southwest does not believe this FAA decision is indicative of a similar decision being made at its other slot-controlled airports.
Future impairment of Goodwill and indefinite-lived intangible assets may result from changes in assumptions, estimates, or circumstances, some of which are beyond the Company’s control. Factors which could result in an impairment of Goodwill, holding other assumptions constant, could include, but are not limited to: (i) a significant reduction in passenger demand as a result of domestic or global economic conditions; (ii) significantly higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to the Company’s operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by Employees, or further industry regulation. Factors which could result in an impairment of owned domestic slots, holding other assumptions constant, could include, but are not limited to: (i) a change in competition in the slotted airport; (ii) a change in governmental regulations in the slotted airport; (iii) significantly higher prices for jet fuel; and (iv) increased competition at a nearby airport.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2016, Southwest operated a total of 134 aircraft under operating and capital lease. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 78 aircraft under operating and capital lease that have been subleased to another carrier. Further information about this sublease arrangement is disclosed in Note 7 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 2 billion gallons of jet fuel in 2017. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $20 million for 2017, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2016, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for each year from 2017 through 2019. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2016, was a net liability of $326 million. In addition, $301 million in cash collateral deposits were provided by the Company in connection with these instruments based on their fair value as of December 31, 2016. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2016 (for all years from 2017 through 2019) prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $266 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash, aircraft, or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2016, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2016, the Company had five counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2016, at which such postings are triggered.

Due to the terms of the Company’s current fuel hedging agreements with counterparties and the types of derivatives held, in the Company’s judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company’s fuel hedging activities were to decrease by 25 percent from market prices as of December 31, 2016, given the Company’s current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $256 million in collateral. The Company would have the option of providing cash, letters of credit, and/or pledging aircraft in order to meet this collateral requirement. At December 31, 2016, the Company had $1.6 billion in aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 10 to the Consolidated Financial Statements.

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

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2016, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a “BBB+” rating with Fitch, a “BBB” rating with Standard & Poor’s, and a “Baa1” credit rating with Moody’s as of December 31, 2016, all of which are considered “investment grade.” The Company’s French Credit Agreements due 2018 do not give rise to significant fair value risk but do give rise to interest rate risk because this borrowing was originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. Although there is interest rate risk associated with these floating rate borrowings, the risk of the French Credit Agreements due 2018 is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2016, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $300 million 5.125% senior unsecured notes due 2017, its $300 million 3.00% senior unsecured notes due 2026, and its $100 million 7.375% senior unsecured notes due 2027. Excluding the notes due 2026, these notes had at one point been converted to floating rates, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to them. The effect of these terminations was that the interest associated with these debts prospectively reverted back to their original fixed rates. As a result of the gains realized on these transactions, which are being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2016:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$106	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	28	4.84%	7/1/2019	4 specified Boeing 737-700 aircraft
Term Loan Agreement	284	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $1.1 billion, and this debt had a weighted-average maturity of 4.69 years at floating rates averaging 1.97 percent for the year ended December 31, 2016. In total, the Company’s fixed-rate debt and floating rate debt represented 12.44 percent and 5.59 percent, respectively, of consolidated noncurrent assets at December 31, 2016.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.7 billion, and short-term investments, which totaled $1.6 billion at December 31, 2016. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2016, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2016 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2016, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2016, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which additional cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information. As of December 31, 2016, $301 million in cash collateral deposits were provided by the Company under these provisions. If the Company’s credit rating had been below investment grade as of that date, the Company would not have been required to post additional cash collateral deposits with fuel hedge counterparties because it had room available under its existing aircraft collateral facilities.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty.

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

As of December 31, 2016, the Company was in compliance with all credit card processing agreements. However, the inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,680	$1,583
Short-term investments	1,625	1,468
Accounts and other receivables	546	474
Inventories of parts and supplies, at cost	337	311
Prepaid expenses and other current assets	310	188
Total current assets	4,498	4,024

Property and equipment, at cost:
Flight equipment	20,275	19,462
Ground property and equipment	3,779	3,219
Deposits on flight equipment purchase contracts	1,190	1,089
Assets constructed for others	1,220	915
	26,464	24,685
Less allowance for depreciation and amortization	9,420	9,084
	17,044	15,601
Goodwill	970	970
Other assets	774	717
	$23,286	$21,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,178	$1,188
Accrued liabilities	1,985	2,591
Air traffic liability	3,115	2,990
Current maturities of long-term debt	566	637
Total current liabilities	6,844	7,406

Long-term debt less current maturities	2,821	2,541
Deferred income taxes	3,374	2,490
Construction obligation	1,078	757
Other noncurrent liabilities	728	760
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2016 and 2015	808	808
Capital in excess of par value	1,410	1,374
Retained earnings	11,418	9,409
Accumulated other comprehensive loss	(323)	(1,051)
Treasury stock, at cost: 192,450,855 and 160,010,017 shares in 2016 and 2015 respectively	(4,872)	(3,182)
Total stockholders' equity	8,441	7,358
	$23,286	$21,312

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2016	2015	2014
OPERATING REVENUES:
Passenger	$18,594	$18,299	$17,658
Freight	171	179	175
Special revenue adjustment	—	172	—
Other	1,660	1,170	772
Total operating revenues	20,425	19,820	18,605

OPERATING EXPENSES:
Salaries, wages, and benefits	6,798	6,383	5,434
Fuel and oil	3,647	3,616	5,293
Maintenance materials and repairs	1,045	1,005	978
Aircraft rentals	229	238	295
Landing fees and other rentals	1,211	1,166	1,111
Depreciation and amortization	1,221	1,015	938
Acquisition and integration	—	39	126
Other operating expenses	2,514	2,242	2,205
Total operating expenses	16,665	15,704	16,380

OPERATING INCOME	3,760	4,116	2,225

OTHER EXPENSES (INCOME):
Interest expense	122	121	130
Capitalized interest	(47)	(31)	(23)
Interest income	(24)	(9)	(7)
Other (gains) losses, net	162	556	309
Total other expenses (income)	213	637	409

INCOME BEFORE INCOME TAXES	3,547	3,479	1,816
PROVISION FOR INCOME TAXES	1,303	1,298	680
NET INCOME	$2,244	$2,181	$1,136
NET INCOME PER SHARE, BASIC	$3.58	$3.30	$1.65
NET INCOME PER SHARE, DILUTED	$3.55	$3.27	$1.64
Cash dividends declared per common share	$.3750	$.2850	$.2200

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2016	2015	2014
NET INCOME	$2,244	$2,181	$1,136
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $432, ($181), and ($430)	735	(308)	(727)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $5, $6, and $5	7	9	8
Unrealized loss on defined benefit plan items, net of deferred taxes of ($13), ($7), and ($8)	(23)	(12)	(16)
Other, net of deferred taxes of $5, $-, and $-	9	(2)	—
OTHER COMPREHENSIVE INCOME (LOSS)	$728	$(313)	$(735)
COMPREHENSIVE INCOME	$2,972	$1,868	$401

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2016, 2015, and 2014
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2013	$808	$1,231	$6,431	$(3)	(1,131)	$7,336
Repurchase of common stock	—	—	—	—	(955)	(955)
Issuance of common and treasury stock pursuant to Employee stock plans	—	40	—	—	60	100
Net tax benefit (expense) of options exercised	—	23	—	—	—	23
Share-based compensation	—	21	—	—	—	21
Cash dividends, $.2200 per share	—	—	(151)	—	—	(151)
Comprehensive income	—	—	1,136	(735)	—	401
Balance at December 31, 2014	$808	$1,315	$7,416	$(738)	$(2,026)	$6,775
Repurchase of common stock	—	—	—	—	(1,180)	(1,180)
Issuance of common and treasury stock pursuant to Employee stock plans	—	6	—	—	24	30
Net tax benefit (expense) of options exercised	—	24	—	—	—	24
Share-based compensation	—	29	—	—	—	29
Cash dividends, $.2850 per share	—	—	(188)	—	—	(188)
Comprehensive income	—	—	2,181	(313)	—	1,868
Balance at December 31, 2015	$808	$1,374	$9,409	$(1,051)	$(3,182)	$7,358
Repurchase of common stock	—	—	—	—	(1,750)	(1,750)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	12	20
Conversion of 5.25% senior notes to common stock	—	(5)	—	—	48	43
Share-based compensation	—	33	—	—	—	33
Cash dividends, $.3750 per share	—	—	(235)	—	—	(235)
Comprehensive income	—	—	2,244	728	—	2,972
Balance at December 31, 2016	$808	$1,410	$11,418	$(323)	$(4,872)	$8,441

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,244	$2,181	$1,136
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,221	1,015	938
Loss on asset impairment	21	—	—
Unrealized/realized (gain) loss on fuel derivative instruments	(200)	113	279
Deferred income taxes	455	(109)	501
Changes in certain assets and liabilities:
Accounts and other receivables	(50)	(88)	54
Other assets	(119)	103	142
Accounts payable and accrued liabilities	226	961	36
Air traffic liability	125	94	326
Cash collateral received from (provided to) derivative counterparties	535	(570)	(233)
Other, net	(165)	(462)	(277)
Net cash provided by operating activities	4,293	3,238	2,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,038)	(2,041)	(1,748)
Assets constructed for others	(109)	(102)	(80)
Purchases of short-term investments	(2,388)	(1,986)	(3,080)
Proceeds from sales of short-term and other investments	2,263	2,223	3,185
Other, net	—	(7)	(4)
Net cash used in investing activities	(2,272)	(1,913)	(1,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	515	500	300
Proceeds from Employee stock plans	29	46	110
Reimbursement for assets constructed for others	107	24	27
Proceeds from termination of interest rate derivative instrument	—	12	—
Payments of long-term debt and capital lease obligations	(523)	(213)	(561)
Payments of convertible debt	(68)	—	—
Payments of cash dividends	(222)	(180)	(139)
Repayment of construction obligation	(9)	(10)	(11)
Repurchase of common stock	(1,750)	(1,180)	(955)
Other, net	(3)	(23)	(19)
Net cash used in financing activities	(1,924)	(1,024)	(1,248)

NET CHANGE IN CASH AND CASH EQUIVALENTS	97	301	(73)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,583	1,282	1,355

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,680	$1,583	$1,282

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$100	$105	$128
Income taxes	$902	$1,440	$155

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment acquired through the assumption of debt	$20	$—	$—
Flight equipment under capital leases	$307	$193	$153
Assets constructed for others	$196	$192	$88

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC. The Company owns all of the outstanding equity of AirTran Holdings, Inc. (“AirTran Holdings”), the former parent company of AirTran Airways, Inc. (“AirTran Airways”). Throughout these Notes, the Company makes reference to AirTran, which is meant to be inclusive of AirTran Holdings, LLC, the successor to AirTran Holdings, and its subsidiaries, including among others, AirTran Airways. AirTran's final passenger service was on December 28, 2014. All integration costs were incurred in periods prior to 2016. The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

As of December 31, 2016, $301 million in net cash collateral deposits were provided by the Company to its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. As of December 31, 2015, $835 million in cash collateral deposits were provided by the Company to its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Accounts and Other Receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, and amounts due from business partners in the Company’s frequent flyer program. The allowance for doubtful accounts was immaterial at December 31, 2016 and 2015. In addition, the provision for doubtful accounts and write-offs for 2016, 2015, and 2014 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was $57 million and $47 million at December 31, 2016, and 2015, respectively. In addition, the Company’s provision for obsolescence and write-offs for 2016, 2015, and 2014 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures includes payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods generally ranging from 23 to 25 years for flight equipment, 5 to 30 years for ground property and equipment, and 25 to 30 years, or the expected term of the Company's lease if shorter, for Assets constructed for others, once the asset is placed in service. Residual values estimated for aircraft generally range from 2 to 20 percent, for ground property and equipment generally range from 0 to 10 percent, and for Assets constructed for others range from 17 to 25 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Assets constructed for others primarily consists of airport improvement projects, once placed into service, in which the Company is considered the accounting owner of the facilities. See Note 4 for further information.

During first quarter 2016, the Company made the decision to further simplify its operations and accelerate the retirement of its less-efficient Classic fleet to no later than third quarter 2017, versus the original scheduled retirement of this fleet that had extended out to 2021. This change in retirement dates is considered a change in estimate and has been accounted for on a prospective basis as of the dates the decisions were finalized. Therefore, the Company has recorded and will record accelerated depreciation expense over the remainder of the useful lives for each Classic aircraft and related parts. See Note 7 for further information regarding the Company's aircraft fleet.

The impacts on expense and earnings from this change in assumption for the year ended December 31, 2016 are as follows:

(in millions, except per share amounts)	Year ended December 31, 2016
Depreciation and amortization expense	$123
Net income *	$(66)
Net income per basic share	$(0.11)
Net income per diluted share	$(0.10)
* net of profitsharing benefit

The estimated impact to Depreciation and amortization expense from this change in assumption for 2017 is an approximate increase of $21 million.

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

The following table is a summary of the Company’s intangible assets, which are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2016 and 2015:

		Year ended December 31, 2016		Year ended December 31, 2015
(in millions)	Weighted-average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated Amortization
Customer relationships/marketing agreements	9	$38	$32	$38	$30
Trademarks/trade names	6	36	36	36	34
Owned domestic slots (a)	Indefinite	295	—	303	n/a
Leased domestic slots (a)	—	—	—	17	3
Gate leasehold rights (b)	15	180	55	180	43
Total	13	$549	$123	$574	$110

(a) The Company recorded a $21 million impairment associated with owned and leased slots at Newark Liberty International Airport as a result of the FAA announcement, in April 2016, that this airport was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3.
(b) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates, takeoff and landing slots (a “slot” is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets acquired.

The aggregate amortization expense for 2016, 2015, and 2014 was $17 million, $19 million, and $13 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2017 – $13 million, 2018 – $13 million, 2019 – $13 million, 2020 – $12 million, 2021 – $12 million, and thereafter – $68 million.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused. The majority of the Company’s tickets sold are nonrefundable. Refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue using the redemption method based on the scheduled flight date. Southwest has a No Show policy that applies to certain nonrefundable fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds. Amounts collected from passengers for ancillary service fees are generally recognized as Other revenue when the service is provided, which is typically the flight date.

The Company's policy is to record revenue for the estimated spoilage of tickets (including partial tickets) once the flight date has passed, under the redemption method. Initial spoilage estimates are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. Spoilage estimates are based on the Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused funds policies, and economic factors.

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

Southwest also sells frequent flyer points and related services to companies participating in its frequent flyer program. Historically, until July 1, 2015, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under this method, the Company estimated the portion of the amounts received from the sale of frequent flyer points that related to free travel and these amounts were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. Effective July 1, 2015, the Company entered into an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. This material modification triggered an accounting change under ASU 2009-13, which was recorded on a prospective basis. The impact of the accounting change is that the Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team). The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

The Company followed the transition approach of ASU 2009-13, which required that the Company adjust the existing deferred revenue balance, classified within Air traffic liability, to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the residual method, and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million in 2015. The estimated impacts on revenue and earnings associated with the Agreement and this change in accounting principle recognized subsequent to the effective date of July 1, 2015, are as follows:

(in millions, except per share amounts)	Year ended December 31, 2016	Year ended December 31, 2015
Passenger revenue	$(250)	$(89)
Special revenue adjustment	—	172
Other revenue	794	344
Operating revenues	$544	$427
Net income	$293	$227
Net income per basic share	$0.47	$0.34
Net income per diluted share	$0.46	$0.34

For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. The Company’s consolidated liability associated with the sale of frequent flyer points, was approximately $1.4 billion and $1.3 billion as of December 31, 2016, and 2015, respectively, which is classified within Air traffic liability. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners, which indicated an increase in the expected spoilage rate. This change in estimate was recorded on a prospective basis, as of October 1, 2014. The impacts on revenue and earnings were as follows:

(in millions, except per share amounts)	Year ended December 31, 2015	Year ended December 31, 2014
Passenger revenue	$115	$55
Net income	$61	$29
Net income per basic share	$0.09	$0.04
Net income per diluted share	$0.09	$0.04

The Company continues to evaluate annually in October, but these analyses have not resulted in a material adjustment.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2016, 2015, and 2014 was $232 million, $218 million, and $207 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $544 million and $378 million at December 31, 2016, and 2015, respectively. Computer software depreciation expense was $111 million, $106 million, and $122 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge would be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2016, 2015, or 2014.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in Interest expense or Interest income, respectively, in the Consolidated Statement of Income. Amounts recorded for penalties and interest related to uncertain tax positions were immaterial for all years presented. See Note 14 for further information.

Concentration Risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. A small percentage of the Company's unionized Employees, including its Mechanics, Material Specialists, and Facilities Maintenance Technicians, are in discussions on labor agreements. These Employee groups represent approximately five percent of the Company’s full-time equivalent Employees as of December 31, 2016.

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

As of December 31, 2016, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. If the Company were unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would, therefore, also be materially adversely impacted in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements, none of which currently extend beyond May 2022. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is part of the FASB effort to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company early adopted this standard during the three months ended June 30, 2016, with an effective date as of January 1, 2016. The prospective method of adoption of this standard resulted in the recognition of $7 million of excess tax benefits to the Company's income tax provision for the year ended December 31, 2016.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company believes the most significant impact of this ASU on its accounting will be the presentation of operating leases with durations greater than twelve months, with certain exceptions, on the balance sheet. A portion of the Company's aircraft fleet is on operating lease, and it has contractual lease agreements associated with the majority of space from which it operates at the airports it serves. See Note 7 for more information on the Company's lease arrangements. The Company has formed a project team to evaluate and implement the standard and plans to provide additional information about its expected financial impact at a future date.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. The Company has formed a project team to evaluate and implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liabilities associated with Customer flight points with a relative fair value approach, resulting in a significant increase in the liabilities. The Company's liabilities associated with these flight points was $63 million at December 31, 2016, and the Company currently estimates that applying a relative fair value would increase the liabilities by approximately twenty times that value. The adoption of the new standard is also expected to result in different income statement classification for certain types of revenues, such as ancillary revenues, which are currently classified as Other revenues. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. The Company is continuing to evaluate the new guidance both internally and through its participation in an industry working group, and plans to provide additional information at a future date.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2016	2015	2014
NUMERATOR:
Net income	$2,244	$2,181	$1,136
Incremental income effect of interest on 5.25% convertible notes (a)	2	4	4
Net income after assumed conversion	$2,246	$2,185	$1,140

DENOMINATOR:
Weighted-average shares outstanding, basic	627	661	687
Dilutive effect of Employee stock options and restricted stock units	1	2	3
Dilutive effect of 5.25% convertible notes (a)	5	6	6
Adjusted weighted-average shares outstanding, diluted	633	669	696

NET INCOME PER SHARE:
Basic	$3.58	$3.30	$1.65
Diluted	$3.55	$3.27	$1.64

(a) See Note 6 for further information related to the convertible notes.

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 6), and lease arrangements (see Note 7). During the year ended December 31, 2016, the Company purchased 38 new 737-800 aircraft from Boeing and acquired 23 used 737-700 aircraft from third parties under capital leases. In addition, the Company retired from service 42 of its older aircraft (31 737-300 and 11 737-500). As of December 31, 2016, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737-7, and 737-8 aircraft as follows:

	The Boeing Company
	-800 Firm Orders	-800 Options		-7 Firm Orders	-8 Firm Orders		-8 Options	Additional -700s		Total
2017	39	—		—	14		—	14		67
2018	21	9		—	13		—	4		47
2019	—	—		15	—		5	—		20
2020	—	—		14	—		8	—		22
2021	—	—		1	13		18	—		32
2022	—	—		—	15		19	—		34
2023	—	—		—	34		23	—		57
2024	—	—		—	41		23	—		64
2025	—	—		—	40		36	—		76
2026	—	—		—	—		36	—		36
2027	—	—		—	—		23	—		23
	60	9	(a)	30	170	(b)	191	18	(c)	478
(a) Includes two -800 options exercised in January 2017.
(b) The Company has flexibility to substitute 737-7 in lieu of 737-8 firm orders beginning in 2019.
(c) To be acquired in leases from various third parties.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $1.1 billion in 2017, $893 million in 2018, $614 million in 2019, $821 million in 2020, $952 million in 2021, and $5.1 billion thereafter.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project is not to exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be substantially completed by mid-2017. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the Consolidated Statement of Cash Flows) as reimbursements are received from Broward County. As of December 31, 2016, the Company had recorded construction costs related to the project of $132 million.

Houston William P. Hobby Airport
The Company entered into a Memorandum of Agreement (“MOA”) with the City of Houston (“City”), effective June 2012, to expand the existing Houston Hobby airport facility. As provided in the MOA, the Company and the City entered into an Airport Use and Lease Agreement (“Lease”) to control the execution of this expansion and the financial terms thereof. Per the MOA and Lease, this project provided a new five-gate international terminal with international passenger processing facilities, expansion of the security checkpoint, and upgrades to the Southwest Airlines ticket counter area. Construction was effectively completed in October 2015, at which time the Company began operating from the new facility. The project's final cost was approximately $150 million, of which $22 million was considered proprietary and thus not classified as Assets constructed for others. The Company provided the funding for, as well as management over, the project. In return, the capital cost portion of the rent the Company pays for the international facility is waived from the initial occupancy until the expiration of the Lease. However, the City has the option at any time during the term of the Lease to reimburse the Company's investment at the then-unamortized cost of the facility. This purchase would trigger payment of the previously waived capital cost component of rents owed the City. Additionally, a small portion of the project qualified for rental credits that have been utilized against a portion of the Company’s 2016 lease payments at the airport.

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

Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport ("LAX"). Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project began during 2014 and is estimated to be completed during 2018. The Company has determined that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA will reimburse the Company (through the RAIC credit facility) for the non-proprietary renovations, while proprietary renovations will not be reimbursed. As a result, the $344 million of costs incurred as of December 31, 2016, to fund the Project are included within Assets constructed for others and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying Consolidated Balance Sheet.

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

Although the City of Dallas received commitments from various sources that are helping to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of December 31, 2016, $432 million of principal remained outstanding.

In conjunction with the Company's significant presence at Dallas Love Field, the Company agreed to manage the majority of the LFMP project. Based on the pertinent factors in place at the time the agreement was made, the Company utilized the accounting guidance provided for lessees involved in asset construction. As of December 31, 2016, the Company had recorded LFMP construction costs of $538 million within Assets constructed for others and had recorded a liability of $522 million within Construction obligation in its Consolidated Balance Sheet. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. In addition, upon the effective completion of construction, the Company noted the project assets did not meet the qualifications for sale and leaseback accounting due to the Company's continuing involvement with the facility, as defined; therefore, for financial reporting purposes, these assets will remain on the Company's books until the bonds issued by the City of Dallas are repaid. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. A portion of these payments are reflected as Repayment of construction obligation in the Consolidated Statement of Cash Flows. The imputed interest rate associated with Construction obligation was nominal for 2015 and 2016.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project. As of December 31, 2016, the Company recorded LFMP parking construction expenditures of $80 million with Assets constructed for others with a corresponding increase to Construction obligation on the accompanying Consolidated Balance Sheet.

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

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2016	December 31, 2015
Derivative contracts	$120	$9
Intangible assets, net	426	464
Capital lease receivable	90	94
Other	138	150
Other assets	$774	$717

(in millions)	December 31, 2016	December 31, 2015
Accounts payable trade	$138	$178
Salaries payable	200	173
Taxes payable	184	179
Aircraft maintenance payable	26	168
Fuel payable	95	48
Other payable	535	442
Accounts payable	$1,178	$1,188

(in millions)	December 31, 2016		December 31, 2015
Profitsharing and savings plans	$645		$655
Aircraft and other lease related obligations	55		74
Vacation pay	355		309
Union bonuses	188	(a)	329
Health	96		86
Derivative contracts	158		643
Workers compensation	183		187
Property and income taxes	68		62
Other	237		246
Accrued liabilities	$1,985		$2,591
(a) The decrease was due to collective-bargaining agreements reached with multiple workgroups during 2016 resulting in the payout of previously accrued bonuses. The remaining liability includes estimated bonuses that would be paid to union members upon ratification of collective-bargaining agreements for the various union contract groups that were in ongoing negotiations at December 31, 2016, coupled with the accrual of bonuses related to the collective-bargaining agreement reached with the Company's Flight Attendants that were paid in January 2017. The liability excludes certain immaterial benefit costs that are included as a component of Accounts payable. The amount accrued related to ongoing negotiations with various union contract groups is subject to change based on subsequent negotiations, and any changes would be recorded on a prospective basis.

(in millions)	December 31, 2016	December 31, 2015
Postretirement obligation	$256	$201
Non-current lease-related obligations	125	165
Other deferred compensation	204	179
Deferred gains from sale and leaseback of aircraft	30	43
Derivative contracts	35	74
Other	78	98
Other noncurrent liabilities	$728	$760

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6. LONG-TERM DEBT

(in millions)	December 31, 2016	December 31, 2015
5.25% Convertible Senior Notes due November 2016	$—	$111
5.75% Notes due December 2016	—	307
5.125% Notes due 2017	301	309
French Credit Agreements due 2018 - 2.23%	14	25
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	8	17
2.75% Notes due 2019	301	303
Term Loan Agreement payable through 2019 - 6.315%	106	143
Term Loan Agreement payable through 2019 - 4.84%	28	36
2.65% Notes due 2020	492	494
Term Loan Agreement payable through 2020 - 5.223%	284	329
737 Aircraft Notes payable through 2020	206	257
Term Loan Agreements payable through 2021 - 7.94%	20	—
Pass Through Certificates due 2022 - 6.24%	324	340
Term Loan Agreement payable through 2026 - 2.36%	215	—
3.00% Notes due 2026	300	—
7.375% Debentures due 2027	130	132
Capital leases	681	395
	$3,410	$3,198
Less current maturities	566	637
Less debt discount and issuance costs	23	20
	$2,821	$2,541

AirTran Long-Term Debt

AirTran Holdings is party to aircraft purchase financing facilities, and as of December 31, 2016, 18 Boeing 737 aircraft remained that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2016, the weighted average interest rate was 2.40 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2016, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The remaining notes mature in years 2017 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire as the underlying notes mature.

As of December 31, 2016, two Boeing 737 aircraft were financed under a fixed-rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2016, the weighted average interest rate was 7.03 percent. Payments of principal and interest under the notes are due semi-annually. The remaining notes mature in years 2017 to 2018.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due November 1, 2016. Such notes bore interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the acquisition and subsequent dividends declared by the Company, the convertible senior notes were convertible into AirTran conversion units of 168.6576 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes could receive shares of the Company’s common stock at a conversion rate of 54.5143 shares and $615.16 in cash per $1,000 in principal amount of such notes. During 2016, all the bonds matured, the majority of which had been converted prior to the maturity date, with approximately 6 million shares issued and cash paid of approximately $68 million.

Other Company Long-Term Debt

During November 2016, the Company issued $300 million senior unsecured notes due 2026. The notes bear interest at 3.00 percent. Interest is payable semi-annually in arrears on May 15 and November 15, beginning in 2017.

During October 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company has borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan matures on October 31, 2026, and is repayable via semi-annual installments of principal that begin April 30, 2018. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 1.10 percent, which equates to an initial rate of 2.36 percent, and interest is payable semi-annually in installments that begin April 30, 2017.

During third quarter 2016, the Company entered into term loan agreements to purchase the equity interest in four aircraft that were previously classified as operating leases, for a total of $20 million. As of December 31, 2016, the weighted average interest rate for the four term loan agreements was 7.94 percent. Payments of principal and interest under the loans are due semi-annually. The loans mature in years 2018 to 2021.

During November 2015, the Company issued $500 million senior unsecured notes due 2020. The notes bear interest at 2.65 percent, payable semi-annually in arrears on May 5 and November 5. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement.

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

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company has borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal that began January 1, 2010. The loan bears interest at a fixed rate of 4.84 percent, and interest is payable semi-annually, which payments began on January 1, 2010. In September 2015, the Company prepaid $24 million on the loan agreement, which in turn released one of the encumbered aircraft. As such, the remaining four aircraft related to this transaction are still encumbered as of December 31, 2016.

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

On October 3, 2007, grantor trusts established by the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15 percent Series A certificates and $88 million 6.65 percent Series B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes in the same amounts, which were issued by the Company on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 16 Boeing 737-700 aircraft owned by the Company and are secured by a mortgage on each aircraft. Interest on the equipment notes held for the certificates is payable semi-annually, with the first payment made on February 1, 2008. Also beginning February 1, 2008, principal payments on the equipment notes held for both series of certificates are due semi-annually until the balance of the certificates mature on August 1, 2022. Prior to their issuance, the Company also entered into swap agreements to hedge the variability in interest rates on the Pass Through Certificates. The swap agreements were accounted for as cash flow hedges, and resulted in a payment by the Company of $20 million upon issuance of the Pass Through Certificates. The effective portion of the hedge is being amortized to interest expense concurrent with the amortization of the debt and is reflected in the above table as a reduction in the debt balance. The ineffectiveness of the hedge transaction was immaterial.

During December 2006, the Company issued $300 million senior unsecured notes due December 15, 2016. The notes bore interest at 5.75 percent. During fourth quarter 2009, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate; however, the interest rate swap was terminated in 2015. The notes matured and were redeemed in full on December 15, 2016, utilizing available cash on hand.

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

On February 28, 1997, the Company issued $100 million of senior unsecured 7.375 percent debentures due March 1, 2027. Interest is payable semi-annually on March 1 and September 1. The debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption. In January 2007, the Company entered into an interest rate swap agreement to convert this fixed-rate debt to a floating rate; however, the interest rate swap was terminated in December 2012.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $179 million at December 31, 2016.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft and engines, was $2.8 billion at December 31, 2016. In addition, the Company has pledged a total of up to 82 of its Boeing 737-700 and 30 of its Boeing 737-800 aircraft at a net book value of $2.7 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2016, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, amortization of capital lease incentives, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2021, and thereafter, were $555 million in 2017, $323 million in 2018, $573 million in 2019, $797 million in 2020, $148 million in 2021, and $926 million thereafter.

7. LEASES

The Company's fleet included 51 aircraft on capital lease as of December 31, 2016, compared with 28 aircraft on capital lease, including one B717, as of December 31, 2015. Amounts applicable to these aircraft that are included in property and equipment were:

(in millions)	2016	2015
Flight equipment	$923	$435
Less: accumulated amortization	82	29
	$841	$406

Total rental expense for operating leases, both aircraft and other, charged to operations in 2016, 2015, and 2014 was $932 million, $909 million, and $931 million, respectively. The majority of the Company’s terminal operations space, as well as 83 aircraft, were under operating leases at December 31, 2016. For aircraft operating leases and for terminal operations leases, expense is recorded on a straight-line basis and included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2016, were:

(in millions)	Capital leases	Operating leases (b)	Subleases	LFMP facility lease*	Operating leases, net
2017	$80	$671	$(103)	$24	$592
2018	80	562	(102)	25	485
2019	78	491	(97)	25	419
2020	78	377	(78)	26	325
2021	74	232	(41)	26	217
Thereafter	353	715	(26)	608	1,297
Total minimum lease payments	$743	$3,048	$(447)	$734	$3,335
Less amount representing interest	128
Present value of minimum lease payments (a)	615
Less current portion	58
Long-term portion	$557
* See Note 4 for further details
(a) Excludes lease incentive obligation of $66 million.
(b) Includes a portion of the Company's Construction obligation that has not yet been placed into service as of December 31, 2016. See Note 4 for further information.

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran's B717s to Delta at agreed-upon lease rates. The first converted B717 was delivered to Delta in September 2013, and as of December 31, 2016, the Company had delivered all B717s to Delta. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

The Company paid the majority of the costs to convert the aircraft to the Delta livery and perform certain maintenance checks prior to the delivery of each aircraft. The agreement to pay these conversion and maintenance costs is a “lease incentive” under applicable accounting guidance. The sublease terms for the 76 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately two to seven years. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the lease terms are for up to six years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The ten owned B717s are accounted for as sales type leases, the two B717s classified by the Company as capital leases are accounted for as direct financing leases, and the remaining 76 subleases are accounted for as operating leases with Delta. There are no contingent payments and no significant residual value conditions associated with the transaction.

The accounting for this transaction was based on the guidance provided for lease transactions. The Company recorded an initial charge of approximately $137 million during third quarter 2012, representing the remaining estimated cost, at the scheduled date of delivery of each B717 to Delta (including the conversion, maintenance, and other contractual costs to be incurred), of the Company's lease of the 76 B717s that are accounted for as operating leases, net of the future sublease income from Delta and the remaining unfavorable aircraft lease liability established as of the acquisition date. During 2014, the Company recorded an additional $22 million in expense for its revised estimate of conversion costs for these B717s, and an additional $9 million associated with the extension of time between when the Company removed the aircraft from revenue service, on December 28, 2014, and when they entered the conversion process. The charges recorded by the Company for this transaction were included as a component of Acquisition and integration costs in the Company's Consolidated Statement of Income and were included as a component of Other, net in Cash flows from operating activities in the Company's Consolidated Statement of Cash Flows, and the corresponding liability for this transaction, which was not material as of December 31, 2016 or 2015, is included as a component of Current liabilities and Other noncurrent liabilities in the Company's Consolidated Balance Sheet.

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2016, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 31 million shares had not been granted) through various share-based compensation arrangements. See Note 9 to the Consolidated Financial Statements for information regarding the Company's equity plans.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2016, 2015, and 2014, reflects share-based compensation expense of $33 million, $29 million, and $21 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2016, 2015, and 2014, was not material. As of December 31, 2016, there was $36 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years. The Company expects substantially all unvested awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Plan”), it granted restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) to certain Employees during 2014, 2015, and 2016. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. The PBRSUs granted in May 2014, January 2015, and January 2016 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, before taxes and excluding special items ("ROIC"), for the defined performance period and the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the Company's ROIC performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2013, Unvested	2,584		$11.38
Granted	834	(a)	24.93
Vested	(1,239)		11.05
Surrendered	(102)		13.18
Outstanding December 31, 2014	2,077		16.92
Granted	561	(b)	45.80
Vested	(1,095)		13.33
Surrendered	(58)		25.49
Outstanding December 31, 2015	1,485		30.17
Granted	675	(c)	37.29
Vested	(665)		23.29
Surrendered	(56)		36.29
Outstanding December 31, 2016, Unvested	1,439		$36.52
(a) Includes 198 thousand PBRSUs
(b) Includes 183 thousand PBRSUs
(c) Includes 247 thousand PBRSUs

In addition, the Company granted approximately 27 thousand shares of unrestricted stock at a weighted average grant price of $42.90 in 2016, approximately 28 thousand shares at a weighted average grant price of $41.27 in 2015, and approximately 36 thousand shares at a weighted average grant price of $24.91 in 2014, to members of its Board of Directors.

A remaining balance of up to 22 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 9 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2016, 2015, and 2014, participants under the plan purchased 622 thousand shares, 597 thousand shares, and 792 thousand shares at average prices of $36.57, $36.40, and $23.17, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2016, 2015, and 2014, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $4.06, $4.04, and $2.68, respectively.

Taxes

A portion of the Company’s granted options qualify as incentive stock options for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an incentive stock option does not ordinarily result in a tax benefit unless there is a disqualifying disposition.

Grants of non-qualified stock options and RSUs result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the RSU vests. With the issuance of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, all excess tax benefits and tax deficiencies are recorded through the income statement. Due to the treatment of incentive stock options, non-qualified stock options, and RSUs for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into “out-of-the-money” option contracts (including catastrophic protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an “economic” hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

For 2016, the Company had fuel derivative instruments in place for up to 46 percent of its fuel consumption. As of December 31, 2016, the Company also had fuel derivative instruments in place to provide coverage for up to 63 percent of its 2017 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2017 through 2019 on an “economic” basis considering current market prices:

	Fuel hedged as of
	December 31, 2016	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2016
2017	1,281	WTI crude and Brent crude oil
2018	1,185	Brent crude oil
2019	305	Brent crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 12. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the Consolidated Statement of Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2014, 2015, or 2016.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$7	$2	$44	$—
Fuel derivative contracts (gross)	Other assets	126	2	—	—
Fuel derivative contracts (gross)	Accrued liabilities	4	107	412	526
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	55	—	658
Interest rate derivative contracts	Other assets	—	2	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	35	49
Total derivatives designated as hedges		$137	$168	$491	$1,233
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$54	$39	$—	$26
Fuel derivative contracts (gross)	Other assets	52	5	52	—
Fuel derivative contracts (gross)	Accrued liabilities	201	1,395	262	1,854
Fuel derivative contracts (gross)	Other noncurrent liabilities	—	330	—	352
Total derivatives not designated as hedges		$307	$1,769	$314	$2,232
Total derivatives		$444	$1,937	$805	$3,465

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2016	2015
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$4	$—
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	6	—
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	311	235
Cash collateral deposits provided to counterparties for fuel contracts- noncurrent	Offset against Other noncurrent liabilities	—	600
Due to third parties for fuel contracts	Accounts payable	75	46

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2016				December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$61	$(48)	$13		$41	$(26)	$15
Fuel derivative contracts	Other assets	$178	$(58)	$120	(a)	$7	$—	$7	(a)
Fuel derivative contracts	Accrued liabilities	$516	$(516)	$—	(a)	$1,737	$(1,737)	$—	(a)
Fuel derivative contracts	Other noncurrent liabilities	$—	$—	$—	(a)	$985	$(985)	$—	(a)
Interest rate derivative contracts	Other assets	$—	$—	$—	(a)	$2	$—	$2	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2016				December 31, 2015
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$48	$(48)	$—		$26	$(26)	$—
Fuel derivative contracts	Other assets	$58	$(58)	$—	(a)	$—	$—	$—	(a)
Fuel derivative contracts	Accrued liabilities	$674	$(516)	$158	(a)	$2,380	$(1,737)	$643	(a)
Fuel derivative contracts	Other noncurrent liabilities	$—	$—	$—	(a)	$1,010	$(985)	$25	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$35	$—	$35	(a)	$49	$—	$49	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2016 and 2015:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Year ended				Year ended				Year ended
	December 31,				December 31,				December 31,
(in millions)	2016		2015		2016		2015		2016	2015
Fuel derivative contracts	$(122)	*	$546	*	$613	*	$238	*	$(11)	$(9)
Interest rate derivatives	2	*	4	*	9	*	13	*	(3)	(4)
Total	$(120)		$550		$622		$251		$(14)	$(13)

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2016	2015	on derivatives
Fuel derivative contracts	$14	$444	Other (gains) losses, net
Interest rate derivatives	(2)	—	Interest Expense
Total	$12	$444

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2016, 2015, and 2014 of $153 million, $124 million, and $62 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2016, recorded in AOCI, were approximately $302 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2016.

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

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a net liability of $35 million are fair value hedges, cash flow hedges, and interest rate derivatives not utilizing hedge accounting, are classified as a component of Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI, fair value hedges is to the carrying value of the long-term debt, and interest rate derivatives not utilizing hedge accounting is to Interest expense. See Note 12.

The Company has fixed-to-floating interest rate swap agreements in place associated with its $500 million 2.65 percent Notes due 2020 and its $300 million 2.75 percent Notes due 2019 that are accounted for as fair value hedges. As a result of the fixed-to-floating interest rate swap agreements in place, the average floating rate recognized during 2016 was approximately 2.03 percent on the $500 million Note, and approximately 1.85 percent on the $300 million Note, based on actual and forward rates as of December 31, 2016.

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

There are also a number of interest rate swap agreements, which convert a portion of AirTran Holdings' floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2017 and 2020, it pays fixed rates between 4.35 percent and 6.435 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2016, was $166 million. These interest rate swap arrangements were designated as cash flow hedges as of the acquisition date, and subsequently de-designated during fourth quarter 2016 as the Company no longer believes these hedges will be highly effective in offsetting future cash flows. The mark-to-market impact associated with these hedges for all periods presented was not material.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2016, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2016, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$(298)	$(78)	$36	$(5)	$3	$12	$4	$(326)
Cash collateral held from (by) CP	(279)	(33)	—	—	—	11	—	(301)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(h)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
Option to substitute LC for cash	N/A	>(500)(e)	(225) to (275)(e)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	(g)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	>(125)	(75) to (150) or >(550)	(125) to (150) or >(550)	>(100)
Cash is received from CP	>50(c)	>150(c)	>175(c)	>250(c)	>75(c)	>0(c)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(d)	N/A	(150) to (550)(d)	(150) to (550)(d)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(b)	(0) to (150) or >(550)	(0) to (150) or >(550)	(b)
Cash is received from CP	(b)	(b)	(b)	(b)	(b)	(b)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	N/A	(150) to (550)	(150) to (550)	N/A

(a) Individual counterparties with fair value of fuel derivatives <$3 million.

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

As of December 31, 2016, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company's investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant's distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of the assets in the Company's earnings.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016, and December 31, 2015:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,344	$1,344	$—	$—
Commercial paper	325	—	325	—
Certificates of deposit	11	—	11	—
Short-term investments:
Treasury bills	1,345	1,345	—	—
Certificates of deposit	280	—	280	—
Fuel derivatives:
Swap contracts (c)	42	—	42	—
Option contracts (b)	239	—	—	239
Option contracts (c)	163	—	—	163
Other available-for-sale securities	83	83	—	—
Total assets	$3,832	$2,772	$658	$402
Liabilities
Fuel derivatives:
Swap contracts (c)	$(110)	$—	$(110)	$—
Option contracts (b)	(96)	—	—	(96)
Option contracts (c)	(564)	—	—	(564)
Interest rate derivatives (see Note 10)	(35)	—	(35)	—
Total liabilities	$(805)	$—	$(145)	$(660)

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

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2016 or 2015. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 or 2015. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2016 and 2015:

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
Total gains (losses) (realized or unrealized)
Included in earnings	175		(2)	173
Included in other comprehensive income	201		8	209
Purchases	221	(a)	—	221
Sales	(61)	(a)	(33)	(94)
Settlements	882		—	882
Balance at December 31, 2016	$(258)		$—	$(258)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$93		$—	$93

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2014	$(1,091)		$32	$(1,059)
Total losses (realized or unrealized)
Included in earnings	(646)		(1)	(647)
Included in other comprehensive income	(858)		—	(858)
Purchases	750	(a)	—	750
Sales	(196)	(a)	(4)	(200)
Settlements	365		—	365
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$(428)		$—	$(428)

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2016:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2017	16-36%
			2018	20-31%
			2019	18-24%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2016, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Eight of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.125% Notes due 2017	$301	$303	Level 2
French Credit Agreements due 2018 - 2.23%	14	14	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	8	8	Level 3
2.75% Notes due 2019	301	306	Level 2
Term Loan Agreement payable through 2019 - 6.315%	106	107	Level 3
Term Loan Agreement payable through 2019 - 4.84%	28	29	Level 3
2.65% Notes due 2020	492	493	Level 2
Term Loan Agreement payable through 2020 - 5.223%	284	284	Level 3
737 Aircraft Notes payable through 2020	206	204	Level 3
Term Loan Agreements payable through 2021 - 7.94%	20	22	Level 3
Pass Through Certificates due 2022 - 6.24%	324	362	Level 2
Term Loan Agreement payable through 2026 - 2.36%	215	215	Level 3
3.00% Notes due 2026	300	284	Level 2
7.375% Debentures due 2027	130	156	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2016 and 2015:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$(1,177)	$(45)	$41	$8	$435	$(738)
Changes in fair value	(867)	(5)	(19)	(2)	329	(564)
Reclassification to earnings	378	20	—	—	(147)	251
Balance at December 31, 2015	$(1,666)	$(30)	$22	$6	$617	$(1,051)
Changes in fair value	194	(3)	(36)	14	(63)	106
Reclassification to earnings	973	15	—	—	(366)	622
Balance at December 31, 2016	$(499)	$(18)	$(14)	$20	$188	$(323)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2016:

Year ended December 31, 2016
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$973	Fuel and oil expense
	360	Less: Tax expense
	$613	Net of tax
Unrealized loss on interest rate derivative instruments	$15	Interest expense
	6	Less: Tax expense
	$9	Net of tax

Total reclassifications for the period	$622	Net of tax

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

Amounts associated with the Company's defined contribution plans expensed in 2016, 2015, and 2014, reflected as a component of Salaries, wages, and benefits, were $937 million, $945 million, and $644 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2016 and 2015:

(in millions)	2016	2015
APBO at beginning of period	$201	$169
Service cost	13	11
Interest cost	9	7
Benefits paid	(6)	(6)
Actuarial loss	38	20
Plan amendments	1	—
APBO at end of period	$256	$201

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $7 million in 2017, $8 million in 2018, $9 million in 2019, $10 million in 2020, $12 million in 2021, and $90 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2016 and 2015.

(in millions)	2016	2015
Funded status	$(256)	$(201)
Unrecognized net actuarial (gain)/loss	7	(31)
Unrecognized prior service cost	7	9
Accumulated other comprehensive income (loss)	(14)	22
Cost recognized on Consolidated Balance Sheet	$(256)	$(201)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2016, 2015, and 2014, included the following:

(in millions)	2016	2015	2014
Service cost	$13	$11	$10
Interest cost	9	7	7
Amortization of prior service cost	3	3	3
Recognized actuarial gain	—	(3)	(4)
Settlements	—	—	(1)
Net periodic postretirement benefit cost	$25	$18	$15

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2016, 2015, and 2014:

	2016	2015	2014
Weighted-average discount rate	4.25%	4.50%	4.10%
Assumed healthcare cost trend rate (1)	7.08%	7.08%	6.88%

(1)	The assumed healthcare cost trend rate is assumed to remain at 7.08% for 2017, then decline gradually to 5.19% by 2027 and remain level thereafter.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2016, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$4	$(3)
Increase (decrease) in the APBO	$36	$(31)
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate decreased during 2016 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

(in millions)	2016	2015
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$4,726	$4,429
Other	134	62
Total deferred tax liabilities	4,860	4,491
DEFERRED TAX ASSETS:
Fuel derivative instruments	233	750
Construction obligation	402	289
Accrued employee benefits	451	541
Other	400	421
Total deferred tax assets	1,486	2,001
Net deferred tax liability	$3,374	$2,490

The provision for income taxes is composed of the following:

(in millions)	2016	2015	2014
CURRENT:
Federal	$778	$1,292	$203
State	69	114	29
Total current	847	1,406	232
DEFERRED:
Federal	426	(97)	421
State	30	(11)	27
Total deferred	456	(108)	448
	$1,303	$1,298	$680

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2016	2015	2014
Tax at statutory U.S. tax rates	$1,241	$1,218	$636
State income taxes, net of federal benefit	64	66	37
Other, net	(2)	14	7
Total income tax provision	$1,303	$1,298	$680

The only periods subject to examination for the Company’s federal tax return are the 2015 and 2016 tax years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited the accompanying consolidated balance sheet of Southwest Airlines Co. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Airlines Co. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for its co-brand credit card agreement and applied the amendments to the FASB Accounting Standard Codification resulting from Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements, effective July 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 7, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Southwest Airlines Co.

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Southwest Airlines Co.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Airlines Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southwest Airlines Co. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 7, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Dallas, Texas
February 7, 2017

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2016
Operating revenues (a)	$4,826	$5,384	$5,139	$5,076
Operating income	944	1,276	695	846
Income before income taxes	816	1,304	618	809
Net income (b)	513	820	388	522
Net income per share, basic (a)(b)	0.80	1.30	0.63	0.85
Net income per share, diluted (a)(b)	0.79	1.28	0.62	0.84

	March 31	June 30	Sept. 30	Dec. 31
2015
Operating revenues (a)	$4,414	$5,111	$5,318	$4,977
Operating income	780	1,085	1,225	1,026
Income before income taxes	723	977	933	847
Net income	453	608	584	536
Net income per share, basic (a)	0.67	0.91	0.89	0.83
Net income per share, diluted (a)	0.66	0.90	0.88	0.82

(a) Includes the impact of the Agreement with Chase and the resulting required change in accounting methodology. The impact of this change during third quarter and fourth quarter 2015 resulted in increases to Operating revenue of approximately $303 million and $124 million, respectively, and increased Basic and Diluted net income per share by approximately $.24 in third quarter 2015 and by approximately $.10 in fourth quarter 2015. The impact of this change resulted in an increase to Operating revenue during first quarter 2016 of approximately $115 million and increased Basic and Diluted net income per share by approximately $.10 and $.09, respectively. The impact of this change resulted in an increase to Operating revenue during second quarter 2016 of approximately $137 million, and increased Basic and Diluted net income per share by approximately $.12 and $.11, respectively. See Note 1 for further detail.

(b) During second quarter 2016, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, with an effective date as of January 1, 2016. The prospective method of adoption of this standard resulted in the recognition of $2 million of excess tax benefits to the Company's income tax provision for the six months ended June 30, 2016, but which were related to first quarter 2016. For this presentation and in future periods in which first quarter 2016 results are reported, these amounts are reflected in the appropriate period. The adoption had no impact to net income per share amounts. See Note 2 for further information.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 — Election of Directors” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,748,323	(1)	$9.02	(2)	31,456,389	(3)
Equity Compensation Plans not Approved by Security Holders	4,300		$10.10		—
Total	1,752,623		$9.02	(2)	31,456,389

(1)	Includes 308,913 shares of common stock issuable upon exercise of outstanding stock options and 1,439,410 restricted share units settleable in shares of the Company’s common stock.

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 9,373,779 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 22,082,610 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,237,899 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.2
Second Amended and Restated Bylaws of the Company, effective November 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 21, 2016 (File No. 1-7259)).

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended

December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

(File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)); Supplemental Agreements Nos. 89 and 90 (incorporated by reference to Exhibits 10.1(a) and 10.1(b), respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 91 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7259)); Supplemental Letter Agreement No. 1810-LA-1501773 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-7259)); Supplemental Agreement No. 92 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 93 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 94 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreements Nos. 95, 96, and 97 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 98 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(b)	Supplemental Agreement No. 99 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

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

10.4
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.5
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.6
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.7	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 18, 2015(File No. 1-7259)). (2)

10.8
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.9	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.10
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.11
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.12
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated, effective as of March 1, 2016) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)). (2)

10.13
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.14
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.15
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

10.16
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 1 and 2 (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 4 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)). (1)

10.17	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.18
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of March 1, 2016) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)). (2)

10.19
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

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

SOUTHWEST AIRLINES CO.

February 7, 2017	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 7, 2017, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ GARY C. KELLY	Chairman of the Board & Chief Executive Officer (Principal Executive Officer)
Gary C. Kelly

/s/ TAMMY ROMO	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ RON RICKS	Vice Chairman of the Board
Ron Ricks

/s/ DAVID W. BIEGLER	Director
David W. Biegler

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ JOHN G. DENISON	Director
John G. Denison

/s/ THOMAS W. GILLIGAN	Director
Thomas W. Gilligan

/s/ GRACE D. LIEBLEIN	Director
Grace D. Lieblein

/s/ NANCY B. LOEFFLER	Director
Nancy B. Loeffler

/s/ JOHN T. MONTFORD	Director
John T. Montford

INDEX TO THE EXHIBITS

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2
Second Amended and Restated Bylaws of the Company, effective November 17, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 21, 2016 (File No. 1-7259)).

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

10.1
Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)); Supplemental Agreements Nos. 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-7259)); Supplemental Agreements Nos. 5, 6, and 7 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7259)); Supplemental Agreements Nos. 8, 9, and 10 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7259)); Supplemental Agreements Nos. 11, 12, 13, and 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements

Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 54 and 55 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreements Nos. 57, 58, and 59 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreements Nos. 62 and 63 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreements Nos. 71 and 72 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 76 and 77 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 78 and 79 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreements Nos. 80 and 81 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

(File No. 1-7259)); Supplemental Agreements Nos. 82 and 83 (incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)); Supplemental Agreements Nos. 89 and 90 (incorporated by reference to Exhibits 10.1(a) and 10.1(b), respectively, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 91 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7259)); Supplemental Letter Agreement No. 1810-LA-1501773 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-7259)); Supplemental Agreement No. 92 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 93 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 94 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreements Nos. 95, 96, and 97 (incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)). (1)

10.1(a)	Supplemental Agreement No. 98 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

10.1(b)	Supplemental Agreement No. 99 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)

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

10.4
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.5
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.6
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.7	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)

10.8
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.9	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.10
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.11
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.12
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated, effective as of March 1, 2016) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)). (2)

10.13
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.14
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.15
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A., and Citibank, N.A., as Co-Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

10.16
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreements Nos. 1 and 2 (incorporated by reference to Exhibits 10.3 and 10.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 4 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)). (1)

10.17	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.18
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of March 1, 2016) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)). (2)

10.19
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

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