Form 10-Q
period 2017-03-31
SOUTHWEST AIRLINES CO
filed 2017-05-03
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Number of shares of Common Stock outstanding as of the close of business on May 1, 2017: 604,662,683

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,851	$1,680
Short-term investments	1,631	1,625
Accounts and other receivables	585	546
Inventories of parts and supplies, at cost	356	337
Prepaid expenses and other current assets	235	310
Total current assets	4,658	4,498

Property and equipment, at cost:
Flight equipment	20,348	20,275
Ground property and equipment	3,908	3,779
Deposits on flight equipment purchase contracts	1,208	1,190
Assets constructed for others	1,319	1,220
	26,783	26,464
Less allowance for depreciation and amortization	9,497	9,420
	17,286	17,044
Goodwill	970	970
Other assets	849	774
	$23,763	$23,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,214	$1,178
Accrued liabilities	1,947	1,985
Air traffic liability	4,012	3,115
Current maturities of long-term debt	285	566
Total current liabilities	7,458	6,844

Long-term debt less current maturities	2,781	2,821
Deferred income taxes	3,442	3,374
Construction obligation	1,175	1,078
Other noncurrent liabilities	703	728
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,419	1,410
Retained earnings	11,708	11,418
Accumulated other comprehensive loss	(312)	(323)
Treasury stock, at cost	(5,419)	(4,872)
Total stockholders' equity	8,204	8,441
	$23,763	$23,286
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2017	2016
OPERATING REVENUES:
Passenger	$4,424	$4,398
Freight	42	42
Other	417	386
Total operating revenues	4,883	4,826

OPERATING EXPENSES:
Salaries, wages, and benefits	1,733	1,539
Fuel and oil	922	852
Maintenance materials and repairs	243	262
Aircraft rentals	54	59
Landing fees and other rentals	313	302
Depreciation and amortization	318	290
Other operating expenses	642	578
Total operating expenses	4,225	3,882

OPERATING INCOME	658	944

OTHER EXPENSES (INCOME):
Interest expense	29	30
Capitalized interest	(11)	(11)
Interest income	(7)	(5)
Other (gains) losses, net	94	114
Total other expenses (income)	105	128

INCOME BEFORE INCOME TAXES	553	816
PROVISION FOR INCOME TAXES	202	303

NET INCOME	$351	$513

NET INCOME PER SHARE, BASIC	$0.57	$0.80

NET INCOME PER SHARE, DILUTED	$0.57	$0.79

COMPREHENSIVE INCOME	$362	$670

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	613	641
Diluted	614	648

Cash dividends declared per common share	$.100	$.075
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$351	$513
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	318	290
Unrealized/realized (gain) loss on fuel derivative instruments	27	88
Deferred income taxes	62	26
Changes in certain assets and liabilities:
Accounts and other receivables	(35)	(21)
Other assets	(81)	4
Accounts payable and accrued liabilities	93	313
Air traffic liability	897	685
Cash collateral received from (provided to) derivative counterparties	37	(231)
Other, net	(44)	(51)
Net cash provided by operating activities	1,625	1,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(414)	(438)
Assets constructed for others	(49)	(11)
Purchases of short-term investments	(563)	(256)
Proceeds from sales of short-term and other investments	556	530
Net cash used in investing activities	(470)	(175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	7	11
Reimbursement for assets constructed for others	49	10
Payments of long-term debt and capital lease obligations	(369)	(56)
Payments of cash dividends	(123)	(96)
Repayment of construction obligation	(2)	(2)
Repurchase of common stock	(550)	(500)
Other, net	4	(3)
Net cash used in financing activities	(984)	(636)

NET CHANGE IN CASH AND CASH EQUIVALENTS	171	805

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,680	1,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,851	$2,388

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$27	$27
Income taxes	$6	$73

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital leases	$39	$169
Assets constructed for others	$50	$60
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

Southwest Airlines Co. (the “Company”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. The unaudited Condensed Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2017 and 2016 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2016.

2.    NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements
On March 10, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted in first fiscal quarters only. The Company does not expect this to have a material impact on Operating income and expects this to have no impact on Net income. The Company will adopt this guidance as of January 1, 2018.

On January 26, 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test (as defined by the FASB), which requires a hypothetical purchase price allocation (implied fair value of goodwill) to measure impairment loss. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a significant impact on its financial statement presentation or results.

On March 10, 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The standard states that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require de-designation of the hedge accounting relationship.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company adopted this standard as of January 1, 2017.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company believes the most significant impact of this ASU on its accounting will be the recognition of operating leases with durations greater than twelve months, with certain exceptions, on the balance sheet. A portion of the Company's aircraft fleet is on operating lease, and it has contractual lease agreements associated with the majority of space from which it operates at the airports it serves. The Company has formed a project team to evaluate and implement the standard and plans to provide additional information about its expected financial impact at a future date.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has formed a project team to evaluate and implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liabilities associated with Customer flight points with a relative fair value approach, resulting in a significant increase in the liabilities. The Company's liabilities associated with these flight points was $64 million at March 31, 2017, and the Company currently estimates that applying a relative fair value would increase the liabilities by approximately twenty times that value. The adoption of the new standard is also expected to result in different income statement classification for certain types of revenues, such as ancillary revenues, which are currently classified as Other revenues. However, based on the Company's full year 2016 results, the estimated impact of this ASU would not have had a material impact on Operating revenues. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. The Company is continuing to evaluate the new guidance both internally and through its participation in an industry working group, and plans to provide additional information at a future date.

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

The Company has used financial derivative instruments for both short-term and long-term timeframes, and primarily uses a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

option), call spreads (which include a purchased call option and a sold call option), put spreads (which include a purchased put option and a sold put option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but does not have coverage once market prices fall below the strike price of the purchased call option.

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

For the three months ended March 31, 2017, the Company had fuel derivative instruments in place for up to 66 percent of its fuel consumption. As of March 31, 2017, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 61 percent of its remaining 2017 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2017 through 2019 on an “economic” basis considering current market prices:

	Maximum fuel hedged as of
	March 31, 2017	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2017
Remainder of 2017	961	WTI crude and Brent crude oil
2018	1,647	WTI crude and Brent crude oil
2019	649	WTI crude and Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2016, or during the three months ended March 31, 2017.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2017	12/31/2016	3/31/2017	12/31/2016
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$2	$7	$—	$44
Fuel derivative contracts (gross)	Other assets	82	126	—	—
Fuel derivative contracts (gross)	Accrued liabilities	20	4	402	412
Interest rate derivative contracts	Other noncurrent liabilities	—	—	25	35
Total derivatives designated as hedges		$104	$137	$427	$491
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$2	$54	$—	$—
Fuel derivative contracts (gross)	Other assets	46	52	46	52
Fuel derivative contracts (gross)	Accrued liabilities	193	201	234	262
Interest rate derivative contracts	Other noncurrent liabilities	—	—	5	—
Total derivatives not designated as hedges		$241	$307	$285	$314
Total derivatives		$345	$444	$712	$805
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance Sheet	March 31,	December 31,
(in millions)	location	2017	2016
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$2	$4
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	5	6
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	270	311
Due to third parties for fuel contracts	Accounts payable	55	75

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$4	$(2)	$2		$61	$(48)	$13
Fuel derivative contracts	Other assets	$128	$(51)	$77	(a)	$178	$(58)	$120	(a)
Fuel derivative contracts	Accrued liabilities	$483	$(483)	$—	(a)	$516	$(516)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$2	$(2)	$—		$48	$(48)	$—
Fuel derivative contracts	Other assets	$51	$(51)	$—	(a)	$58	$(58)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$636	$(483)	$153	(a)	$674	$(516)	$158	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$30	$—	$30	(a)	$35	$—	$35	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	March 31,				March 31,				March 31,
(in millions)	2017		2016		2017		2016		2017	2016
Fuel derivative contracts	$79	*	$36	*	$88	*	$195	*	$14	$4
Interest rate derivatives	—	*	5	*	2	*	2	*	—	—
Total	$79		$41		$90		$197		$14	$4
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships

	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	March 31,
(in millions)	2017	2016
Fuel derivative contracts	$51	$76	Other (gains) losses, net
Interest rate derivatives	(1)	—	Interest Expense
	$50	$76

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2017 and 2016 of $34 million and $35 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2017, recorded in AOCI, were approximately $275 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2017.

Interest rate swaps
The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the “shortcut” method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s interest rate swap agreements for all periods presented was not material.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. For example, at March 31, 2017, the Company had chosen to provide all of its collateral in the form of cash postings, although it could have chosen to provide aircraft and/or letters of credit for a significant portion of its collateral posted.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2017, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	Other (a)	Total
Fair value of fuel derivatives	$(232)	$(78)	$(40)	$6	$7	$(337)
Cash collateral held from (by) CP	(223)	(46)	—	6	—	(263)
Aircraft collateral pledged to CP	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	(100) to (500)(c)	(150) to (550)(c)	N/A
Option to substitute LC for cash	N/A	>(500)(d)	(75) to (150) or >(550)(d)	(e)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	(75) to (150) or >(550)	>(100)
Cash is received from CP	>50(f)	>150(f)	>250(f)	>0(f)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(g)	(100) to (500)(c)	(150) to (550)(c)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(0) to (150) or >(550)	(h)
Cash is received from CP	(h)	(h)	(h)	(h)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	(150) to (550)	N/A
(a) Individual counterparties with fair value of fuel derivatives <$5 million.
(b) The Company has the option of providing letters of credit in addition to aircraft collateral if the appraised value of the aircraft does not meet the collateral requirements.
(c) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral.
(d) The Company has the option of providing cash or letters of credit as collateral.
(e) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(f) Thresholds may vary based on changes in credit ratings within investment grade.
(g) The Company has the option of providing cash or pledging aircraft as collateral.
(h) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
(in millions)	2017	2016
NET INCOME	$351	$513
Unrealized gain on fuel derivative instruments, net of deferred taxes of $5 and $93	9	160
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $1 and ($1)	2	(3)
Total other comprehensive income	$11	$157
COMPREHENSIVE INCOME	$362	$670

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2017:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(499)	$(18)	$(14)	$20	$188	$(323)
Changes in fair value	(125)	—	—	—	46	(79)
Reclassification to earnings	139	3	—	—	(52)	90
Balance at March 31, 2017	$(485)	$(15)	$(14)	$20	$182	$(312)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2017:

Three months ended March 31, 2017
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$139	Fuel and oil expense
	51	Less: Tax expense
	$88	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Interest expense
	1	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$90	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2017	December 31, 2016
Derivative contracts	$77	$120
Intangible assets, net	423	426
Capital lease receivable	86	90
Non-current prepaid maintenance	132	6
Other	131	132
Other assets	$849	$774

(in millions)	March 31, 2017	December 31, 2016
Accounts payable trade	$181	$138
Salaries payable	203	200
Taxes payable	280	184
Aircraft maintenance payable	31	26
Fuel payable	57	95
Other payables	462	535
Accounts payable	$1,214	$1,178

(in millions)	March 31, 2017	December 31, 2016
ProfitSharing and savings plans	$710	$645
Aircraft and other lease related obligations	42	55
Vacation pay	334	355
Union bonuses	87	188
Health	90	96
Derivative contracts	153	158
Workers compensation	184	183
Property and income taxes	145	68
Other	202	237
Accrued liabilities	$1,947	$1,985

(in millions)	March 31, 2017	December 31, 2016
Postretirement obligation	$261	$256
Non-current lease-related obligations	115	125
Other deferred compensation	195	204
Derivative contracts	30	35
Other	102	108
Other noncurrent liabilities	$703	$728

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended March 31,
	2017	2016
NUMERATOR:
Net income	$351	$513
Incremental income effect of interest on 5.25% convertible notes	—	1
Net income after assumed conversion	$351	$514

DENOMINATOR:
Weighted-average shares outstanding, basic	613	641
Dilutive effect of Employee stock options and restricted stock units	1	1
Dilutive effect of 5.25% convertible notes	—	6
Adjusted weighted-average shares outstanding, diluted	614	648

NET INCOME PER SHARE:
Basic	$0.57	$0.80
Diluted	$0.57	$0.79

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project is not to exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015 and is estimated to be substantially completed by mid-2017. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others in the unaudited Condensed Consolidated Balance Sheet ("ACFO"), along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.
Los Angeles International Airport
In March 2013, the Company executed a lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport ("LAX"). Under the lease agreement, which was amended in June 2014, the Company is overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project (the “Project”) at a cost not to exceed $526 million for non-proprietary renovations. The Project is being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. Loans made under the credit facility are being used to fund the development of the Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed Project phases. The Company has guaranteed the obligations of the RAIC under the credit facility. Construction on the Project

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

began during 2014 and is estimated to be completed during 2018. The Company has determined that due to its agreed upon role in overseeing and managing the Project, it is considered the owner of the Project for accounting purposes. LAWA is reimbursing the Company (through the RAIC credit facility) for the non-proprietary renovations, while proprietary renovations will not be reimbursed. As a result, the costs incurred to fund the Project are included within ACFO and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
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

Although the City of Dallas received commitments from various sources that helped to fund portions of this LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of March 31, 2017, $432 million of principal remained outstanding. The Company utilized the accounting guidance provided for lessees involved in asset construction. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project due to its incorporation into the LFMP agreements.

Construction costs recorded in ACFO for the Company's various projects for the three months ended March 31, 2017, and the year ended December 31, 2016, were as follows:

		March 31, 2017			December 31, 2016
(in millions)		ACFO	ACFO, Net (2)	Construction Obligation	ACFO	ACFO, Net (2)	Construction Obligation
FLL Terminal	(1)	$181	$181	$181	$132	$132	$132
LAX Terminal	(1)	376	366	376	344	336	344
LFMP - Terminal		538	482	520	538	486	522
LFMP - Parking Garage	(1)	98	98	98	80	80	80
HOU International Terminal	(3)	126	121	—	126	122	—
		$1,319	$1,248	$1,175	$1,220	$1,156	$1,078
(1) Projects still in progress.
(2) Net of accumulated depreciation.
(3) Project completed in 2015 at Houston William P. Hobby Airport ("HOU").

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

As of March 31, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017, and December 31, 2016:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,614	$1,614	$—	$—
Commercial paper	230	—	230	—
Certificates of deposit	7	—	7	—
Short-term investments:
Treasury bills	1,347	1,347	—	—
Certificates of deposit	284	—	284	—
Fuel derivatives:
Swap contracts (c)	44	—	44	—
Option contracts (b)	132	—	—	132
Option contracts (c)	169	—	—	169
Other available-for-sale securities	82	82	—	—
Total assets	$3,909	$3,043	$565	$301
Liabilities
Fuel derivatives:
Swap contracts (c)	$(77)	$—	$(77)	$—
Option contracts (b)	(46)	—	—	(46)
Option contracts (c)	(559)	—	—	(559)
Interest rate derivatives (see Note 3)	(30)	—	(30)	—
Total liabilities	$(712)	$—	$(107)	$(605)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.
(c) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net liability. See Note 3.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,344	$1,344	$—	$—
Commercial paper	325	—	325	—
Certificates of deposit	11	—	11	—
Short-term investments:
Treasury bills	1,345	1,345	—	—
Certificates of deposit	280	—	280	—
Fuel derivatives:
Swap contracts (c)	42	—	42	—
Option contracts (b)	239	—	—	239
Option contracts (c)	163	—	—	163
Other available-for-sale securities	83	83	—	—
Total assets	$3,832	$2,772	$658	$402
Liabilities
Fuel derivatives:
Swap contracts (c)	$(110)	$—	$(110)	$—
Option contracts (b)	(96)	—	—	(96)
Option contracts (c)	(564)	—	—	(564)
Interest rate derivatives (see Note 3)	(35)	—	(35)	—
Total liabilities	$(805)	$—	$(145)	$(660)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.
(c) In the unaudited Consolidated Balance Sheet amounts are presented as a net liability. See Note 3.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2017, or the year ended December 31, 2016. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the three months ended March 31, 2017, or the year ended December 31, 2016. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2016	$(258)
Total losses (realized or unrealized)
Included in earnings	(89)
Included in other comprehensive income	(125)
Purchases	33	(a)
Sales	—	(a)
Settlements	135
Balance at March 31, 2017	$(304)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at March 31, 2017.	$(77)
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2017:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second quarter 2017	15-29%
			Third quarter 2017	21-30%
			Fourth quarter 2017	22-30%
			2018	20-29%
			2019	17-24%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2017, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under eight of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
French Credit Agreements due 2018 - 2.25%	$14	$14	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	7	7	Level 3
2.75% Notes due 2019	301	305	Level 2
Term Loan Agreement payable through 2019 - 6.315%	96	97	Level 3
Term Loan Agreement payable through 2019 - 4.84%	24	25	Level 3
2.65% Notes due 2020	492	497	Level 2
Term Loan Agreement payable through 2020 - 5.223%	273	273	Level 3
737 Aircraft Notes payable through 2020	195	193	Level 3
Term Loan Agreements payable through 2021 - 7.94%	18	19	Level 3
Pass Through Certificates due 2022 - 6.24%	311	345	Level 2
Term Loan Agreement payable through 2026 - 2.36%	215	215	Level 3
3.00% Notes due 2026	300	285	Level 2
7.375% Debentures due 2027	129	157	Level 2

9.    LONG-TERM DEBT

During February 2005, the Company issued $300 million senior unsecured notes due March 1, 2017. The notes bore interest at 5.125 percent. The notes matured and were redeemed in full on March 1, 2017, utilizing available cash on hand.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2017 and 2016 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2017	2016	Change
Revenue passengers carried	29,538,790	28,603,479	3.3%
Enplaned passengers	35,578,350	34,628,441	2.7%
Revenue passenger miles (RPMs) (000s)(1)	29,340,658	28,408,164	3.3%
Available seat miles (ASMs) (000s)(2)	36,699,870	35,268,149	4.1%
Load factor(3)	79.9%	80.5%	(0.6)	pts
Average length of passenger haul (miles)	993	993	—
Average aircraft stage length (miles)	758	757	0.1%
Trips flown	321,790	314,537	2.3%
Seats flown(4)	47,746,088	46,101,321	3.6%
Seats per trip(5)	148.38	146.57	1.2%
Average passenger fare	$149.78	$153.75	(2.6)%
Passenger revenue yield per RPM (cents)(6)	15.08	15.48	(2.6)%
Operating revenues per ASM (cents)(7)	13.30	13.68	(2.8)%
Passenger revenue per ASM (cents)(8)	12.06	12.47	(3.3)%
Operating expenses per ASM (cents)(9)	11.51	11.01	4.5%
Operating expenses per ASM, excluding fuel (cents)	9.00	8.59	4.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.73	8.15	7.1%
Fuel costs per gallon, including fuel tax	$1.89	$1.80	5.0%
Fuel costs per gallon, including fuel tax, economic	$1.96	$1.78	10.1%
Fuel consumed, in gallons (millions)	487	472	3.2%
Active fulltime equivalent Employees	54,652	50,911	7.3%
Aircraft at end of period	727	714	1.8%
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

Financial Overview

The Company recorded first quarter GAAP and non-GAAP results for 2017 and 2016 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2017	2016	Percent Change
Operating income	$658	$944	(30.3)%
Net income	$351	$513	(31.6)%
Net income per share, diluted	$0.57	$0.79	(27.8)%

Non-GAAP
Operating income	$626	$952	(34.2)%
Net income	$372	$569	(34.6)%
Net income per share, diluted	$0.61	$0.88	(30.7)%

First quarter 2017 Net income was $351 million, a 31.6 percent decrease year-over-year, or $0.57 per diluted share. This decrease was primarily attributable to a 12.6 percent increase in Salaries, wages, and benefits expense, primarily due to wage rate increases as a result of agreements reached with multiple workgroups, coupled with increases in certain cost categories discussed below under "Material Changes in Results of Operations." Excluding special items in both years, first quarter 2017 non-GAAP Net income was $372 million, a 34.6 percent decrease year-over-year, or $0.61 per diluted share. First quarter 2017 Operating income was $658 million and first quarter 2017 non-GAAP Operating income was $626 million.

For the twelve months ended March 31, 2017, the Company's earnings performance, combined with its actions to prudently manage invested capital, produced a 27.7 percent Non-GAAP Return on invested capital ("ROIC"), compared with the Company's ROIC of 33.4 percent for the twelve months ended March 31, 2016. The primary cause of the year–over–year decline in ROIC was the decrease in Operating income for first quarter 2017 compared with first quarter 2016. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non–GAAP Financial Measures.

Company Overview
During January 2017, the Company filed an application with the U.S. Department of Transportation ("DOT") to serve Owen Roberts International Airport in Grand Cayman, and announced plans to launch service to Cincinnati/Northern Kentucky International Airport, both scheduled to begin in June 2017. Additionally, during January 2017, the Company announced new international service between San Diego and San Jose del Cabo/Los Cabos, Mexico, which began on April 25, 2017. Lastly, on April 27, 2017, the Company announced that it had filed an application with the DOT for authority to serve Providenciales, Turks & Caicos, from Fort Lauderdale-Hollywood International Airport beginning in fourth quarter 2017, subject to requisite governmental approvals.
The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company currently expects its second quarter 2017 ASMs to increase approximately five percent, compared with second quarter 2016, and plans to grow its 2017 ASMs approximately 3.5 percent, year-over-year.
During first quarter 2017, the Company took delivery of nine new 737-800 aircraft from Boeing and three pre-owned Boeing 737-700 aircraft from third parties. Additionally, the Company currently expects to take delivery of 30 new 737-800 aircraft, 14 new 737 MAX 8 aircraft, and 11 pre-owned 737-700 aircraft during the remainder of 2017. The

Company also retired eight Boeing 737-300 ("Classic") aircraft. By the end of third quarter 2017, the Company intends to retire the 79 Classic aircraft remaining in its fleet at March 31, 2017. After taking into account scheduled deliveries for new and pre-owned aircraft for the remainder of 2017 along with the accelerated retirement schedule for Classic aircraft, the Company's fleet is expected to decrease to 703 aircraft by year-end 2017. For 2018, the Company's current firm aircraft commitments and remaining options would result in 750 aircraft in the Company's fleet by year-end. While the Company has not finalized its 2018 capacity plans, it continues to expect year-over-year ASM growth to be less than its 2016 year-over-year ASM growth of 5.7 percent.
The Company is approaching completion of a multi-year project to completely replace its reservation system. In 2014, the Company launched the Amadeus Altéa reservations solution to support the Company’s international service. The Company has since begun implementing Amadeus' Altéa reservations solution as the Company's future single reservation system for both domestic and international reservations. The implementation consists of two foundational releases. Release 1 was completed in December 2016, and added functionality to enable the sale of domestic tickets on the new reservation system. Release 2 is expected to be completed on May 9, 2017, and will add functionality to enable operational capabilities such as passenger check-in and boarding and baggage check-in on the new reservation system. Subsequent releases will add functionality to enable revenue enhancements, further schedule optimization, support for additional international growth, and additional foundational and operational capabilities.
During April 2017, the Company's Material Specialists, represented by the International Brotherhood of Teamsters, Local 19, reached a tentative collective-bargaining agreement with the Company. If ratified by the Material Specialists, the new agreement will become amendable April 1, 2022. A ratification vote has not yet been scheduled.
The Company continued to return significant value to its Shareholders during first quarter 2017. During first quarter 2017, the Company settled a $300 million accelerated share repurchase program which was launched in November 2016 with a third party financial institution ("Fourth Quarter 2016 ASR Program"). In total, the Company received 6.0 million shares under the Fourth Quarter 2016 ASR Program. On February 20, 2017, the Company launched a $500 million accelerated share repurchase program with a third party financial institution in a privately negotiated transaction ("First Quarter 2017 ASR Program"). The Company received 8.8 million shares in total under the First Quarter 2017 ASR Program, which was completed in March 2017. The purchases were each recorded as treasury share repurchases for purposes of calculating earnings per share. Following completion of the First Quarter 2017 ASR Program, during the period from March 13, 2017 through March 15, 2017, the Company repurchased 924,100 shares of its common stock on the open market at an average price of $54.0867 per share. At March 31, 2017, the Company had $400 million remaining under its May 2016 $2.0 billion share repurchase authorization. See Part II, Item 2 for further information on the Company's share repurchase authorization. The Company also made dividend payments totaling $123 million during first quarter 2017.

Material Changes in Results of Operations

Comparison of three months ended March 31, 2017 and March 31, 2016

Operating Revenues

Passenger revenues for first quarter 2017 increased by $26 million, or 0.6 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 4.1 percent increase in capacity, partially offset by a 0.6 point decrease in load factor. On a unit basis, Passenger revenues decreased 3.3 percent, year-over-year, largely driven by a 2.6 percent decrease in passenger revenue yield as a result of the competitive fare environment and shift in Easter travel demand to April 2017 versus March 2016.

Freight revenues for first quarter 2017 were flat, compared with first quarter 2016. Based on current trends, the Company expects second quarter 2017 Freight revenues to be comparable with second quarter 2016.

Other revenues for first quarter 2017 increased by $31 million, or 8.0 percent, year-over-year. Approximately 75 percent of the increase was due to an increase in revenue associated with the Company's co-branded Chase® Visa credit card, and the remainder of the increase was due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select boarding positions sold at the gate. The Company currently expects Other revenues in second quarter 2017 to increase compared with second quarter 2016.

Based on the overall revenue yield environment, the shift in holiday timing, and bookings thus far, the Company currently expects second quarter 2017 operating unit revenues to increase approximately one to two percent, as compared with second quarter 2016.

Operating Expenses

Operating expenses for first quarter 2017 increased by $343 million, or 8.8 percent, compared with first quarter 2016, while capacity increased 4.1 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended March 31,				Per ASM change	Percent change
(in cents, except for percentages)	2017		2016
Salaries, wages, and benefits	4.72	¢	4.36	¢	0.36 ¢	8.3%
Fuel and oil	2.51		2.42		0.09	3.7
Maintenance materials and repairs	0.66		0.74		(0.08)	(10.8)
Aircraft rentals	0.15		0.17		(0.02)	(11.8)
Landing fees and other rentals	0.85		0.86		(0.01)	(1.2)
Depreciation and amortization	0.87		0.82		0.05	6.1
Other operating expenses	1.75		1.64		0.11	6.7
Total	11.51	¢	11.01	¢	0.50 ¢	4.5%

Operating expenses per ASM for first quarter 2017 increased by 4.5 percent compared with first quarter 2016, primarily due to wage rate increases as a result of amended labor agreements reached with multiple unionized workgroups during 2016, and increases in jet fuel prices. Costs associated with the Company's operational initiatives and the upcoming implementation of its new reservation system also contributed to the first quarter 2017 cost pressures. Operating expenses per ASM for first quarter 2017, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 4.5 percent compared with first quarter 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense, special items, and profitsharing expense, the Company expects its second quarter 2017 unit costs to increase approximately six percent, year-over-year, due to similar cost drivers as experienced during first quarter 2017. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, profitsharing expense, and special items in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
Salaries, wages, and benefits expense for first quarter 2017 increased by $194 million, or 12.6 percent, compared with first quarter 2016. On a per ASM basis, first quarter 2017 Salaries, wages, and benefits expense increased 8.3 percent, compared with first quarter 2016. On both a dollar and per ASM basis, approximately 90 percent of the increase was the result of higher salaries, primarily driven by wage rate increases as a result of agreements reached with multiple unionized workgroups, including the Company's Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; Aircraft Appearance Technicians; and Flight Crew Training Instructors. The remainder of the increase was due to increased health and welfare benefits paid as a result of the increase in fulltime equivalent Employees. Based on current cost trends and anticipated capacity, the Company expects second quarter 2017 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase compared with second quarter 2016. The year-over-

year projection does not reflect the potential impact of profitsharing expense in both years because the Company cannot reliably predict or estimate that expense or its impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Fuel and oil expense for first quarter 2017 increased by $70 million, or 8.2 percent, compared with first quarter 2016. On a per ASM basis, first quarter 2017 Fuel and oil expense increased 3.7 percent, compared with first quarter 2016. Excluding the impact of hedging, both the dollar and unit cost increases were attributable to higher market jet fuel prices. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon increased 10.1 percent year-over-year, from $1.78 for first quarter 2016 to $1.96 for first quarter 2017. Fuel gallons consumed increased 3.2 percent as compared with first quarter 2016, while year-over-year capacity increased 4.1 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $105 million in Fuel and oil expense for first quarter 2017, compared with net losses totaling $275 million for first quarter 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's "economic" fuel hedge totaling $143 million paid to counterparties for first quarter 2017, compared with $267 million paid to counterparties for first quarter 2016. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of April 21, 2017, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (1)
2018	79%
2019	36%
(1) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers “catastrophic” coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to 2017 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts “frozen” in Accumulated other comprehensive income (loss) (“AOCI”), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at March 31, 2017, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at March 31, 2017	Amount of gains (losses) deferred in AOCI at March 31, 2017 (net of tax)
Remainder of 2017	$(434)	$(265)
2018	73	(36)
2019	24	(4)
Total	$(337)	$(305)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing the below sensitivity table for second quarter 2017 and full year 2017 jet fuel prices at different crude oil assumptions as of April 21, 2017, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	2Q 2017 (2)	Full Year 2017 (2)
$35	$1.65 - $1.70	$1.65 - $1.70
$45	$1.80 - $1.85	$1.80 - $1.85
Current Market (1)	$1.95 - $2.00	$1.95 - $2.00
$70	$2.10 - $2.15	$2.15 - $2.20
$80	$2.20 - $2.25	$2.20 - $2.25
Estimated premium costs (3)	Approximately $35 million	$135 - $140 million
(1) Brent crude oil average market price as of April 21, 2017, was approximately $53 per barrel for second quarter 2017 and $54 per barrel for full year 2017, respectively.
(2) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of April 21, 2017. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
(3) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for first quarter 2017 decreased by $19 million, or 7.3 percent, compared with first quarter 2016. On a per ASM basis, Maintenance materials and repairs expense decreased 10.8 percent, compared with first quarter 2016. On both a dollar and per ASM basis, the majority of the decrease was attributable to decreased airframe repairs due to the timing of regular maintenance checks as well as the continued retirement of the Classic fleet aircraft as part of the Company's fleet modernization initiative. The Company currently expects Maintenance materials and repairs expense per ASM for second quarter 2017 to be comparable with first quarter 2017.

Aircraft rentals expense for first quarter 2017 decreased by $5 million, or 8.5 percent, compared with first quarter 2016. On a per ASM basis, Aircraft rentals expense decreased 11.8 percent, compared with first quarter 2016. On both a dollar and a per ASM basis, the majority of the decrease was due to the retirement of four 737-300 leased aircraft as well as the purchase of seven 737-300 aircraft that were previously on operating leases, since first quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information. The Company currently expects Aircraft rentals expense per ASM for second quarter 2017 to decrease compared with second quarter 2016.

Landing fees and other rentals expense for first quarter 2017 increased by $11 million, or 3.6 percent, compared with first quarter 2016. On a per ASM basis, Landing fees and other rentals expense decreased 1.2 percent, compared with first quarter 2016, as the dollar increase was more than offset by the 4.1 percent increase in capacity. On a dollar basis, the majority of the increase was due to a 2.3 percent increase in Trips flown, rate escalations across the network, and heavier landing weights for the Company's higher capacity 737-800 aircraft, which now make up a larger portion of the Company's fleet than a year ago. The Company currently expects Landing fees and other rentals expense per ASM for second quarter 2017 to be comparable with second quarter 2016.

Depreciation and amortization expense for first quarter 2017 increased by $28 million, or 9.7 percent, compared with first quarter 2016. On a per ASM basis, Depreciation and amortization expense increased 6.1 percent, compared with first quarter 2016. On a dollar basis, approximately 50 percent of the increase was associated with the deployment of new technology assets, and the remainder of the increase was primarily due to aircraft and related flight equipment. On a per ASM basis, the majority of the increase was due to the deployment of new technology assets. The Company currently expects Depreciation and amortization expense per ASM for second quarter 2017 to increase compared with second quarter 2016.

Other operating expenses for first quarter 2017 increased by $64 million, or 11.1 percent, compared with first quarter 2016. On a per ASM basis, Other operating expenses increased 6.7 percent, compared with first quarter 2016. On both a dollar and per ASM basis, approximately 35 percent of the increase was attributable to higher contract programming and consulting expenses associated with large technology projects, including the Company's new single reservation system, as well as several operating initiatives that are designed to drive efficiency, reliability, and scalability. Approximately 20 percent of the increase was attributable to increased personnel expenses due to more flight Crew overnights and higher hotel rates, as well as new Heart uniforms, and approximately 20 percent was due to revenue related costs driven by the 3.3 percent increase in Revenue Passengers carried. The Company currently expects Other operating expenses per ASM for second quarter 2017 to increase compared with second quarter 2016.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest income for first quarter 2017 increased by $2 million, or 40.0 percent, compared with first quarter 2016, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(in millions)	2017	2016
Mark-to-market impact from fuel contracts settling in future periods	$43	$76
Ineffectiveness from fuel hedges settling in future periods	14	4
Realized ineffectiveness and mark-to-market (gains) or losses	8	—
Premium cost of fuel contracts	34	35
Other	(5)	(1)
	$94	$114

Income Taxes

The Company's effective tax rate was approximately 36.4 percent in first quarter 2017, compared with 37.1 percent in first quarter 2016. This decrease was primarily attributable to higher excess tax benefits due to a greater number of restricted stock units vesting and a higher stock price during first quarter 2017, compared with first quarter 2016. The Company projects a full year 2017 effective tax rate of approximately 37 percent based on currently forecasted financial results.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended March 31,		Percent
	2017	2016	Change
Fuel and oil expense, unhedged	$816	$577
Add: Fuel hedge (gains) losses included in Fuel and oil expense, net	106	275
Fuel and oil expense, as reported	$922	$852
Add (Deduct): Net impact from fuel contracts	37	(8)
Fuel and oil expense, non-GAAP (economic)	$959	$844	13.6%

Total operating expenses, as reported	$4,225	$3,882
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	8	—
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (1)	29	(8)
Deduct: Lease termination expense	(5)	—
Total operating expenses, non-GAAP	$4,257	$3,874	9.9%

Operating income, as reported	$658	$944
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(8)	—
Add (Deduct): Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (1)	(29)	8
Add: Lease termination expense	5	—
Operating income, non-GAAP	$626	$952	(34.2)%

Net income, as reported	$351	$513
Add: Mark-to-market impact from fuel contracts settling in future periods	43	76
Add: Ineffectiveness from fuel hedges settling in future periods	14	4
Add (Deduct): Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(29)	8
Add: Lease termination expense	5	—
Deduct: Net income tax impact from fuel and special items (2)	(12)	(32)
Net income, non-GAAP	$372	$569	(34.6)%

Net income per share, diluted, as reported	$0.57	$0.79
Add: Net impact to net income above from fuel contracts divided by dilutive shares	0.05	0.14
Add: Impact of special items	0.01	—
Deduct: Net income tax impact of fuel and special items (2)	(0.02)	(0.05)
Net income per share, diluted, non-GAAP	$0.61	$0.88	(30.7)%

Operating expenses per ASM (cents)	11.51 ¢	11.01 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.51)	(2.42)
Deduct: Impact of special items	(0.02)	—
Operating expenses per ASM, excluding Fuel and oil and special items (cents), non-GAAP	8.98 ¢	8.59 ¢	4.5%

(1) As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(2) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve Months Ended	Twelve Months Ended
	March 31, 2017	March 31, 2016
Operating income, as reported	$3,475	$4,280
Special revenue adjustment	—	(172)
Union contract bonuses	356	334
Net impact from fuel contracts	(248)	(319)
Acquisition and integration costs	—	16
Asset impairment	21	—
Lease termination expense	27	—
Operating income, non-GAAP	$3,631	$4,139
Net adjustment for aircraft leases (1)	108	115
Adjustment for fuel hedge accounting (2)	(151)	(133)
Adjusted Operating income, non-GAAP (A)	$3,588	$4,121

Debt, including capital leases (3)	$3,282	$2,906
Equity (3)	8,002	7,176
Net present value of aircraft operating leases (3)	957	1,168
Average invested capital	$12,241	$11,250
Equity adjustment for hedge accounting (2)	698	1,082
Adjusted average invested capital (B)	$12,939	$12,332

Non-GAAP ROIC, pre-tax (A/B)	27.7%	33.4%

(1) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft). The Company makes this adjustment to enhance comparability to other entities that have different capital structures by utilizing alternative financing decisions.
(2) The Adjustment for fuel hedge accounting in the numerator is due to the Company’s accounting policy decision to classify fuel hedge accounting premiums below the Operating income line, and thus is adjusting Operating income to reflect such policy decision. The Equity adjustment for hedge accounting in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income and Retained earnings, of gains and/or losses associated with hedge accounting related to fuel hedge derivatives that will settle in future periods. The current period impact of these gains and/or losses are reflected in the Net impact from fuel contracts in the numerator.
(3) Calculated as an average of the five most recent quarter end balances or remaining obligations. The Net present value of aircraft operating leases represents the assumption that all aircraft in the Company’s fleet are owned, as it reflects the remaining contractual commitments discounted at its estimated incremental borrowing rate as of the time each individual lease was signed.

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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

1.
A one-time $172 million Special revenue adjustment in July 2015 as a result of the Company's amendment of its co-branded credit card agreement with Chase Bank USA, N.A. and the resulting required change in accounting methodology. This increase to revenue represented a nonrecurring required acceleration of revenues associated with the adoption of Accounting Standards Update 2009-13;

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

3.
Expenses associated with the Company’s acquisition and integration of AirTran Holdings, LLC, the parent company of AirTran Airways, Inc. ("AirTran"). Such expenses were primarily incurred during the acquisition and integration period of the two companies from 2011 through 2015 as a result of the Company’s acquisition of AirTran, which closed on May 2, 2011. The exclusion of these expenses provides investors with a more applicable basis with which to compare results in future periods now that the integration process has been completed;

4.
A noncash impairment charge related to leased slots at Newark Liberty International Airport as a result of the FAA announcement in April 2016 that this airport was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3 (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports); and

5.
Lease termination costs recorded during the twelve months ended March 31, 2017 as a result of the Company acquiring seven of its Boeing 737-300 aircraft off operating leases, as part of the Company’s strategic effort to phase out its Classic aircraft from operations by the end of third quarter 2017 in the most economically advantageous manner possible. The Company had not budgeted for these early lease termination costs, as they were subject to negotiations being concluded with the third party lessors. The Company recorded the fair value of the aircraft, as well as any associated remaining obligations to the balance sheet as debt.

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

The Company has also provided its calculation of return on invested capital, which is a measure of financial performance used by management to evaluate its investment returns on capital. Return on invested capital is not a substitute for financial results as reported in accordance with GAAP, and should not be utilized in place of such GAAP results. Although return on invested capital is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net income, non-GAAP and Operating income, non-GAAP - the comparable GAAP measures include charges or benefits that are deemed “special items” that the Company believes are not indicative of its ongoing operations and make its results difficult to compare to prior periods, anticipated future periods, or to its competitors’ results, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since in the vast majority of cases the “special items” cannot be reliably predicted or estimated. The Company believes non-GAAP return on invested capital, is a meaningful measure because it quantifies the Company's effectiveness in generating returns, relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation, in order to allow investors to compare and contrast its calculation to those provided by other companies.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.63 billion for the three months ended March 31, 2017, compared with $1.62 billion provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2017, were largely impacted by the Company's net income (as adjusted for noncash items), and an $897 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. Additionally, the Company had net cash inflows of $37 million in cash collateral from fuel derivative counterparties during the three months ended March 31, 2017. See Note 3 to the unaudited Condensed Consolidated Financial Statements. For the three months ended March 31, 2016, in addition to the Company's net income (as adjusted for noncash items), there was a $685 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and a $313 million increase in Accounts payable and accrued liabilities. Additionally, the Company provided $231 million in cash collateral to fuel derivative counterparties during the three months ended March 31, 2016. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $470 million during the three months ended March 31, 2017, compared with $175 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2017, capital expenditures were $414 million, consisting primarily of payments for new aircraft delivered to the Company. This compared with $438 million in Capital expenditures during the same prior year period. During the three months ended March 31, 2017, the Company's transactions in short-term and noncurrent investments resulted in a net cash outflow of $7 million, compared with a net cash inflow of $274 million during the same prior year period.

Net cash used in financing activities was $984 million during the three months ended March 31, 2017, compared with $636 million used in financing activities for the same prior year period. During the three months ended March 31, 2017, the Company repaid $369 million in debt and capital lease obligations, repurchased $550 million of its outstanding common stock through a share repurchase program and open market share repurchases, and paid $123 million in dividends to Shareholders. During the three months ended March 31, 2016, the Company repaid $56 million in debt and capital lease obligations, repurchased approximately $500 million of its outstanding common stock through a share repurchase program, and paid $96 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1.0 billion unsecured revolving credit facility, which expires in August 2021. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2017, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 18, 2016, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Under this $2.0 billion share repurchase program, in February 2017, the Company launched the First Quarter 2017 ASR Program and advanced $500 million to a financial institution in a privately negotiated transaction. The Company received a total of 8.8 million shares under the First Quarter 2017 ASR Program, which was completed in March 2017. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. This transaction, combined with other open market share repurchases, brings total repurchases of common stock in 2017 to $550 million as of March 31, 2017. The Company had $400 million remaining under its May 2016 $2.0 billion share repurchase program as of March 31, 2017.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales and frequent flyer deferred revenue, which are performance obligations for future customer flights, do not require future settlement in cash, and are mostly nonrefundable. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.5 billion as of March 31, 2017, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2021, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of March 31, 2017, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company
	-800 Firm Orders	-800 Options	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional -700s	Total
2017	39	—	—	14		—	14	67	(2)
2018	26	4	—	13		—	4	47
2019	—	—	15	—		5	—	20
2020	—	—	14	—		8	—	22
2021	—	—	1	13		18	—	32
2022	—	—	—	15		19	—	34
2023	—	—	—	34		23	—	57
2024	—	—	—	41		23	—	64
2025	—	—	—	40		36	—	76
2026	—	—	—	—		36	—	36
2027	—	—	—	—		23	—	23
Total	65	4	30	170	(1)	191	18	478
(1) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 aircraft beginning in 2019.
(2) Includes nine 737-800s and three 737-700s delivered as of March 31, 2017.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $975 million remaining in 2017, $1.0 billion in 2018, $614 million in 2019, $821 million in 2020, $952 million in 2021, and $5.1 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of March 31, 2017:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-300	137 or 143	22	79	(1)	52	27
737-700	143	13	497		397	100
737-800	175	2	151		144	7
Totals		12	727		593	134
(1) Of the total, 74 737-300 aircraft have 143 seats and five have 137 seats.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network and schedule optimization plans and strategies;

•	the Company’s capacity and fleet plans and expectations;

•	the Company’s plans and schedule for the replacement of its reservations system and the expected functionality and related benefits associated with the new system;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

•	the Company's expectations with respect to liquidity and capital expenditures, including anticipated needs for, and sources of, funds;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal proceedings.

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

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company's dependence on third parties, in particular with respect to its fleet and technology plans;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company’s ability to timely and effectively prioritize its initiatives and related expenditures;

•	the impact of governmental regulations and other governmental actions related to the Company and its operations; and

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2017, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $337 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2017, the Company had four counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2017, $263 million in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of March 31, 2017, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $163 million in collateral. The Company would have the option of providing cash, letters of credit, and/or pledging aircraft in order to meet this collateral requirement. At March 31, 2017, the Company had $1.6 billion of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran Holdings, Inc. and its subsidiary AirTran Airways, Inc. (collectively with AirTran Holdings, Inc., "AirTran") in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint sought injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. On July 12, 2016, the Court granted plaintiffs’ motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants have appealed that decision, and the appeal is pending. On March 29, 2017, the Court granted defendants’ motion for summary judgment and dismissed all claims against AirTran. On April 13, 2017, the plaintiffs filed a notice of appeal from the district court's judgment. On April 24, 2017, AirTran filed a conditional notice of cross-appeal to appeal the Court's order certifying a class. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

Also, on June 30, 2015, the U.S. Department of Justice (“DOJ”) issued a Civil Investigative Demand (“CID”) to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the date of the CID including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity; and on August 21, 2015, the Attorney General of the State of Ohio issued an investigative demand seeking information and documents about the Company’s capacity from December 2013 to the date of the CID. The Company is cooperating fully with the DOJ CID and these two state inquiries.

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. The parties are currently engaged in discovery. The Company denies all allegations of wrongdoing and intends to vigorously defend these civil cases.

In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in the Federal Court in Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian residents traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in the Supreme Court of British Columbia on July 15, 2015, Court of Queen's Bench for Saskatchewan on August 4, 2015, Superior Court of the Province of Quebec on September 21, 2015, and Ontario Superior Court of Justice on October 6, 2015. In December 2015, the Company entered into Tolling and Discontinuance agreements with putative class counsel in the Federal Court and British Columbia and Ontario proceedings and a discontinuance agreement with putative class counsel in the Quebec proceeding. The other defendants entered into an agreement with the same putative class counsel to stay the Federal Court, British Columbia and Quebec proceedings and to proceed in Ontario. On June 10, 2016, the Federal Court granted plaintiffs' motion to discontinue that action against the Company without prejudice and stayed the action against the other defendants. On July 13, 2016, the plaintiff unilaterally discontinued the action against the Company in British Columbia. On February 14, 2017, the Quebec Court granted the plaintiff’s motion to discontinue the Quebec proceeding against the Company and to stay that proceeding against the other defendants. On March 10, 2017, the Ontario Court granted the plaintiff’s motion to discontinue that proceeding as to the Company. The Saskatchewan claim has not been served on the Company, and the time for the Company to respond to that complaint has not yet begun to run. The plaintiff in that case generally seeks damages (including punitive damages in certain cases), prejudgment interest, disgorgement of any benefits accrued by the defendants as a result of the allegations, injunctive relief, and attorneys' fees and other costs. The Company denies all allegations of wrongdoing and intends to vigorously defend this civil case in Canada.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
January 1, 2017 through January 31, 2017	—	$—		—	$950,000,000
February 1, 2017 through February 28, 2017	1,232,755	$—	(2)(3)	1,232,755	$450,000,000
March 1, 2017 through March 31, 2017	9,753,250	$—	(3)(4)	9,753,250	$400,018,496
Total	10,986,005			10,986,005

(1)
On May 18, 2016, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2016 (the "Fourth Quarter 2016 ASR Program"), the Company paid $300 million and received an initial delivery of 4,723,420 shares during fourth quarter 2016, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2016 ASR Program based on a volume-weighted average price of $47.6350 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between November 18, 2016 and December 8, 2016. Final settlement of this Fourth Quarter 2016 ASR Program occurred in February 2017 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in February 2017. Upon settlement, the third party financial institution delivered 1,232,755 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 5,956,175 shares repurchased under the Fourth Quarter 2016 ASR Program, upon completion of the Fourth Quarter 2016 ASR Program in February 2017, was $50.3679.

(3)
Under the First Quarter 2017 ASR Program, the Company paid $500 million in February 2017 and received an initial delivery of 6,486,187 shares during March 2017, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2017 ASR Program based on a volume-weighted average price of $57.8152 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between February 21, 2017 and March 7, 2017. Final settlement of this First Quarter 2017 ASR Program occurred in March 2017 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in March 2017. Upon settlement, the third party financial institution delivered 2,342,963 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 8,829,150 shares repurchased under the First Quarter 2017 ASR Program, upon completion of the First Quarter 2017 ASR Program in March 2017, was $56.6306.

(4)
Following completion of the First Quarter 2017 ASR Program, during the period from March 13, 2017 through March 15, 2017, the Company repurchased 924,100 shares of its common stock on the open market at an average price of $54.0867 per share.

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

10.1	Supplemental Agreement No. 100 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 101 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SOUTHWEST AIRLINES CO.

May 3, 2017	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 100 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 101 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________

(1) Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(2) Furnished, not filed.