Form 10-Q
period 2017-06-30
SOUTHWEST AIRLINES CO
filed 2017-08-01
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Number of shares of Common Stock outstanding as of the close of business on July 27, 2017: 598,565,399

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 and 2016
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,537	$1,680
Short-term investments	1,615	1,625
Accounts and other receivables	576	546
Inventories of parts and supplies, at cost	365	337
Prepaid expenses and other current assets	250	310
Total current assets	4,343	4,498

Property and equipment, at cost:
Flight equipment	20,506	20,275
Ground property and equipment	4,085	3,779
Deposits on flight equipment purchase contracts	1,207	1,190
Assets constructed for others	1,404	1,220
	27,202	26,464
Less allowance for depreciation and amortization	9,523	9,420
	17,679	17,044
Goodwill	970	970
Other assets	929	774
	$23,921	$23,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,217	$1,178
Accrued liabilities	1,561	1,985
Air traffic liability	4,012	3,115
Current maturities of long-term debt	307	566
Total current liabilities	7,097	6,844

Long-term debt less current maturities	2,788	2,821
Deferred income taxes	3,540	3,374
Construction obligation	1,258	1,078
Other noncurrent liabilities	708	728
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,422	1,410
Retained earnings	12,378	11,418
Accumulated other comprehensive loss	(263)	(323)
Treasury stock, at cost	(5,815)	(4,872)
Total stockholders' equity	8,530	8,441
	$23,921	$23,286
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Passenger	$5,233	$4,905	$9,658	$9,303
Freight	44	45	86	87
Other	467	434	883	820
Total operating revenues	5,744	5,384	10,627	10,210

OPERATING EXPENSES:
Salaries, wages, and benefits	1,867	1,639	3,600	3,179
Fuel and oil	990	903	1,912	1,755
Maintenance materials and repairs	251	280	494	543
Aircraft rentals	53	59	107	118
Landing fees and other rentals	332	309	645	611
Depreciation and amortization	319	299	637	588
Other operating expenses	682	619	1,324	1,196
Total operating expenses	4,494	4,108	8,719	7,990

OPERATING INCOME	1,250	1,276	1,908	2,220

OTHER EXPENSES (INCOME):
Interest expense	27	32	56	62
Capitalized interest	(13)	(11)	(23)	(22)
Interest income	(8)	(6)	(15)	(11)
Other (gains) losses, net	74	(43)	167	71
Total other expenses (income)	80	(28)	185	100

INCOME BEFORE INCOME TAXES	1,170	1,304	1,723	2,120
PROVISION FOR INCOME TAXES	424	484	626	787

NET INCOME	$746	$820	$1,097	$1,333

NET INCOME PER SHARE, BASIC	$1.24	$1.30	$1.80	$2.09

NET INCOME PER SHARE, DILUTED	$1.23	$1.28	$1.80	$2.07

COMPREHENSIVE INCOME	$795	$1,086	$1,157	$1,756

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	604	632	608	637
Diluted	605	639	610	644

Cash dividends declared per common share	$.125	$.100	$.225	$.175
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$746	$820	$1,097	$1,333
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	319	299	637	588
Loss on asset impairment	—	21	—	21
Unrealized/realized (gain) loss on fuel derivative instruments	(6)	(122)	21	(34)
Deferred income taxes	69	54	131	80
Changes in certain assets and liabilities:
Accounts and other receivables	12	(14)	(23)	(35)
Other assets	(119)	(49)	(200)	(45)
Accounts payable and accrued liabilities	(338)	(288)	(245)	25
Air traffic liability	1	79	897	764
Cash collateral received from derivative counterparties	99	347	136	116
Other, net	(37)	(35)	(81)	(85)
Net cash provided by operating activities	746	1,112	2,370	2,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(551)	(462)	(965)	(900)
Assets constructed for others	(47)	(26)	(97)	(37)
Purchases of short-term investments	(559)	(773)	(1,121)	(1,029)
Proceeds from sales of short-term and other investments	573	591	1,130	1,122
Other, net	—	(4)	—	(5)
Net cash used in investing activities	(584)	(674)	(1,053)	(849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	7	6	14	17
Reimbursement for assets constructed for others	47	25	97	35
Payments of long-term debt and capital lease obligations	(59)	(48)	(428)	(103)
Payments of cash dividends	(76)	(63)	(199)	(160)
Repayment of construction obligation	(2)	(2)	(5)	(4)
Repurchase of common stock	(400)	(700)	(950)	(1,200)
Other, net	7	(4)	11	(7)
Net cash used in financing activities	(476)	(786)	(1,460)	(1,422)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(314)	(348)	(143)	457

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,851	2,388	1,680	1,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,537	$2,040	$1,537	$2,040

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$18	$23	$45	$50
Income taxes	$376	$565	$382	$638

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital leases	$65	$83	$104	$251
Assets constructed for others	$38	$55	$87	$115
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2017 and 2016 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its operating income and net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2016.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On March 10, 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted in first fiscal quarters only. The Company does not expect this to have a material impact on Operating income and expects this to have no impact on Net income. The Company will adopt this guidance as of January 1, 2018.

On January 26, 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test (as defined by the FASB), which requires a hypothetical purchase price allocation (implied fair value of goodwill) to measure impairment loss. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial statement presentation or results.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses on the income statement in a

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

similar manner to the current guidance in Accounting Standards Codification 840, Leases. The lease liability will be measured at the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the lease liability. Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments will not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

The Company has formed a project team to evaluate and implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the balance sheet impact of its aircraft operating leases, which will significantly increase assets and liabilities. As of June 30, 2017, the Company had 78 leased aircraft under operating leases. The Company also has operating leases related to terminal operations space and other real estate leases. Although the real estate leases will also have a substantial impact to the balance sheet, the Company does not expect the leases related to terminal operations space to have a significant impact since variable lease payments, other than those based on an index or rate, are excluded from the measurement of the lease liability. The Company also does not expect the adoption of this ASU to impact any of its existing debt covenants.

In addition, the standard eliminates the current build-to-suit lease accounting guidance and could result in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. The underlying leases for these facilities will be subject to evaluation under the new standard. See Note 7 for further information on the Company’s build-to-suit projects.

The Company anticipates utilizing the modified retrospective transition approach to adopt the standard, which requires application of the new guidance for all periods presented with an option to use certain practical expedients. The Company currently plans to adopt the standard as of January 1, 2018, pending successful implementation of a third–party lease accounting software. The Company is continuing to evaluate the new guidance both internally and through its participation in an industry-working group, and plans to provide additional information at a future date.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has formed a project team to evaluate and work to implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liabilities associated with Customer flight points with a relative fair value approach, resulting in a significant increase in the liabilities. The Company's liabilities associated with these flight points were $62 million at June 30, 2017, and the Company currently estimates that applying a relative fair value would increase the liabilities by approximately 20 to 25 times that value, depending on various assumptions made at the time of measurement. The adoption of the new standard is also expected to result in different income statement classification for certain types of revenues, such as ancillary revenues, which are currently classified as Other revenues. However, based on the Company's full year 2016 results, the estimated impact of this ASU would not have had a material impact on Operating revenues and would not have impacted any of its existing debt covenants. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. The Company is continuing to evaluate the new guidance both internally and through its participation in an industry working group, and plans to continue to provide relevant and material information prior to adoption. The Company is in the process of completing its analysis of information necessary to restate prior period results, however it does not believe there are any remaining significant implementation topics associated with the anticipated adoption of this ASU that have not yet been addressed.

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an “economic” standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its “economic” hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into “out-of-the-money” option contracts (including "catastrophic" protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an economic hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

For the three and six months ended June 30, 2017, the Company had fuel derivative instruments in place for up to 60 percent and 63 percent, respectively, of its fuel consumption. As of June 30, 2017, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 62 percent of its remaining 2017 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging for the years 2017 through 2020 on an economic basis considering current market prices:

	Maximum fuel hedged as of
	June 30, 2017	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2017
Remainder of 2017	641	WTI crude and Brent crude oil
2018	1,647	WTI crude and Brent crude oil
2019	1,300	WTI crude and Brent crude oil
2020	106	WTI crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively “close” or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2016, or during the six months ended June 30, 2017.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2017	12/31/2016	6/30/2017	12/31/2016
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$2	$7	$—	$44
Fuel derivative contracts (gross)	Other assets	92	126	—	—
Fuel derivative contracts (gross)	Accrued liabilities	23	4	315	412
Interest rate derivative contracts	Other assets	1	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	20	35
Total derivatives designated as hedges		$118	$137	$335	$491
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$54	$—	$—
Fuel derivative contracts (gross)	Other assets	33	52	33	52
Fuel derivative contracts (gross)	Accrued liabilities	156	201	200	262
Interest rate derivative contracts	Other noncurrent liabilities	—	—	4	—
Total derivatives not designated as hedges		$189	$307	$237	$314
Total derivatives		$307	$444	$572	$805
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2017	2016
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$1	$4
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	1	6
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	167	311
Due to third parties for fuel contracts	Accounts payable	65	75

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$2	$(1)	$1		$61	$(48)	$13
Fuel derivative contracts	Other assets	$125	$(34)	$91	(a)	$178	$(58)	$120	(a)
Fuel derivative contracts	Accrued liabilities	$346	$(346)	$—	(a)	$516	$(516)	$—	(a)
Interest rate derivative contracts	Other assets	$1	$—	$1	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$1	$(1)	$—		$48	$(48)	$—
Fuel derivative contracts	Other assets	$34	$(34)	$—	(a)	$58	$(58)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$515	$(346)	$169	(a)	$674	$(516)	$158	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$24	$—	$24	(a)	$35	$—	$35	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	June 30,				June 30,				June 30,
(in millions)	2017		2016		2017		2016		2017	2016
Fuel derivative contracts	$54	*	$(116)	*	$100	*	$149	*	$8	$(3)
Interest rate derivatives	1	*	2	*	2	*	3	*	—	(1)
Total	$55		$(114)		$102		$152		$8	$(4)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Six months ended				Six months ended				Six months ended
	June 30,				June 30,				June 30,
(in millions)	2017		2016		2017		2016		2017	2016
Fuel derivative contracts	$133	*	$(80)	*	$188	*	$344	*	$21	$1
Interest rate derivatives	1	*	6	*	4	*	5	*	—	(1)
Total	$134		$(74)		$192		$349		$21	$—
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships

	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2017	2016
Fuel derivative contracts	$32	$(88)	Other (gains) losses, net
Interest rate derivatives	(1)	—	Interest expense
	$31	$(88)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2017	2016	on derivatives
Fuel derivative contracts	$84	$(12)	Other (gains) losses, net
Interest rate derivatives	(2)	—	Interest expense
	$82	$(12)

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2017 and 2016 of $34 million and $48 million, respectively, and the six months ended June 30, 2017 and 2016 of $68 million and $83 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2017, recorded in AOCI, were approximately $232 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2017.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. For example, at June 30, 2017, the Company had chosen to provide all of its collateral in the form of cash postings, although it could have chosen to provide aircraft and/or letters of credit for a significant portion of its collateral posted.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2017, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	Other (a)	Total
Fair value of fuel derivatives	$(160)	$(43)	$(45)	$4	$4	$(2)	$(242)
Cash collateral held from (by) CP	(153)	(14)	—	2	—	—	(165)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	(100) to (500)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)(d)	(75) to (150) or >(550)(d)	(e)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	(75) to (150) or >(550)	>(100)	>(65)
Cash is received from CP	>50(f)	>150(f)	>250(f)	>0(f)	>30(f)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(g)	(100) to (500)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(0) to (150) or >(550)	(h)	(h)
Cash is received from CP	(h)	(h)	(h)	(h)	(h)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives <$4 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,
(in millions)	2017	2016
NET INCOME	$746	$820
Unrealized gain on fuel derivative instruments, net of deferred taxes of $27 and $155	46	265
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $1	1	1
Other, net of deferred taxes of $- and $-	2	—
Total other comprehensive income	$49	$266
COMPREHENSIVE INCOME	$795	$1,086

	Six months ended June 30,
(in millions)	2017	2016
NET INCOME	$1,097	$1,333
Unrealized gain on fuel derivative instruments, net of deferred taxes of $32 and $249	55	424
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $2 and ($1)	3	(1)
Other, net of deferred taxes of $- and $-	2	—
Total other comprehensive income	$60	$423
COMPREHENSIVE INCOME	$1,157	$1,756

A rollforward of the amounts included in AOCI is shown below for the three and six months ended June 30, 2017:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2017	$(485)	$(15)	$(14)	$20	$182	$(312)
Changes in fair value	(85)	(1)	—	2	31	(53)
Reclassification to earnings	158	3	—	—	(59)	102
Balance at June 30, 2017	$(412)	$(13)	$(14)	$22	$154	$(263)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(499)	$(18)	$(14)	$20	$188	$(323)
Changes in fair value	(210)	(1)	—	2	77	(132)
Reclassification to earnings	297	6	—	—	(111)	192
Balance at June 30, 2017	$(412)	$(13)	$(14)	$22	$154	$(263)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2017:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Three months ended June 30, 2017
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$158	Fuel and oil expense
	58	Less: Tax expense
	$100	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Interest expense
	1	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$102	Net of tax

Six months ended June 30, 2017
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$297	Fuel and oil expense
	109	Less: Tax Expense
	$188	Net of tax
Unrealized loss on interest rate derivative instruments	$6	Interest expense
	2	Less: Tax Expense
	$4	Net of tax

Total reclassifications for the period	$192	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2017	December 31, 2016
Derivative contracts	$92	$120
Intangible assets, net	419	426
Capital lease receivable	83	90
Non-current prepaid maintenance	186	6
Other	149	132
Other assets	$929	$774

(in millions)	June 30, 2017	December 31, 2016
Accounts payable trade	$171	$138
Salaries payable	197	200
Taxes payable	266	184
Aircraft maintenance payable	31	26
Fuel payable	79	95
Other payables	473	535
Accounts payable	$1,217	$1,178

(in millions)	June 30, 2017	December 31, 2016
ProfitSharing and savings plans	$325	$645
Aircraft and other lease related obligations	49	55
Vacation pay	339	355
Union bonuses	69	188
Health	96	96
Derivative contracts	169	158
Workers compensation	175	183
Property and income taxes	134	68
Other	205	237
Accrued liabilities	$1,561	$1,985

(in millions)	June 30, 2017	December 31, 2016
Postretirement obligation	$267	$256
Non-current lease-related obligations	104	125
Other deferred compensation	218	204
Derivative contracts	24	35
Other	95	108
Other noncurrent liabilities	$708	$728

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
NUMERATOR:
Net income	$746	$820	$1,097	$1,333
Incremental income effect of interest on 5.25% convertible notes	—	1	—	2
Net income after assumed conversion	$746	$821	$1,097	$1,335

DENOMINATOR:
Weighted-average shares outstanding, basic	604	632	608	637
Dilutive effect of Employee stock options and restricted stock units	1	1	2	1
Dilutive effect of 5.25% convertible notes	—	6	—	6
Adjusted weighted-average shares outstanding, diluted	605	639	610	644

NET INCOME PER SHARE:
Basic	$1.24	$1.30	$1.80	$2.09
Diluted	$1.23	$1.28	$1.80	$2.07

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project is not to exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project comes directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 is expected to be completed later this year. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others ("ACFO") in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Although the City of Dallas received commitments from various sources that helped to fund portions of this LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of June 30, 2017, $432 million of principal remained outstanding. The Company utilized the accounting guidance provided for lessees involved in asset construction. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. Major construction was effectively completed by December 31, 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects which began during second quarter and are expected to be completed in 2018.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project due to its incorporation into the LFMP agreements.

Construction costs recorded in ACFO for the Company's various projects as of June 30, 2017, and December 31, 2016, were as follows:

		June 30, 2017			December 31, 2016
(in millions)		ACFO	ACFO, Net (b)	Construction Obligation	ACFO	ACFO, Net (b)	Construction Obligation
FLL Terminal	(a)	$229	$229	$229	$132	$132	$132
LAX Terminal	(a)	397	386	397	344	336	344
LFMP - Terminal		538	478	518	538	486	522
LFMP - Parking Garage	(a)	114	114	114	80	80	80
HOU International Terminal	(c)	126	120	—	126	122	—
		$1,404	$1,327	$1,258	$1,220	$1,156	$1,078
(a) Projects still in progress.
(b) Net of accumulated depreciation.
(c) Project completed in 2015 at Houston William P. Hobby Airport ("HOU").

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

As of June 30, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017, and December 31, 2016:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,295	$1,295	$—	$—
Commercial paper	180	—	180	—
Certificates of deposit	62	—	62	—
Short-term investments:
Treasury bills	1,345	1,345	—	—
Commercial paper	30	—	30	—
Certificates of deposit	240	—	240	—
Interest rate derivatives (see Note 3)	1	—	1	—
Fuel derivatives:
Swap contracts (c)	39	—	39	—
Option contracts (b)	127	—	—	127
Option contracts (c)	140	—	—	140
Other available-for-sale securities	97	97	—	—
Total assets	$3,556	$2,737	$552	$267
Liabilities
Fuel derivatives:
Swap contracts (c)	$(48)	$—	$(48)	$—
Option contracts (b)	(33)	—	—	(33)
Option contracts (c)	(467)	—	—	(467)
Interest rate derivatives (see Note 3)	(24)	—	(24)	—
Total liabilities	$(572)	$—	$(72)	$(500)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2017, or the year ended December 31, 2016. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the six months ended June 30, 2017, or the year ended December 31, 2016. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2017	$(304)
Total losses (realized or unrealized)
Included in earnings	(57)
Included in other comprehensive income	(84)
Purchases	46	(a)
Sales	—	(a)
Settlements	166
Balance at June 30, 2017	$(233)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at June 30, 2017	$(46)
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2016	$(258)
Total losses (realized or unrealized)
Included in earnings	(146)
Included in other comprehensive income	(209)
Purchases	79	(a)
Sales	—	(a)
Settlements	301
Balance at June 30, 2017	$(233)
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at June 30, 2017	$(101)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2017:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2017	14-29%
			Fourth quarter 2017	20-31%
			2018	22-30%
			2019	16-25%
			2020	16-21%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2017, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under eight of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
French Credit Agreements due 2018 - 2.15%	$8	$8	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	4	4	Level 3
2.75% Notes due 2019	302	306	Level 2
Term Loan Agreement payable through 2019 - 6.315%	86	87	Level 3
Term Loan Agreement payable through 2019 - 4.84%	24	24	Level 3
2.65% Notes due 2020	496	502	Level 2
Term Loan Agreement payable through 2020 - 5.223%	261	261	Level 3
737 Aircraft Notes payable through 2020	184	182	Level 3
Term Loan Agreements payable through 2021 - 7.95%	18	18	Level 3
Pass Through Certificates due 2022 - 6.24%	311	343	Level 2
Term Loan Agreement payable through 2026 - 2.53%	215	215	Level 3
3.00% Notes due 2026	300	291	Level 2
7.375% Debentures due 2027	128	157	Level 2

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2017 and 2016 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2017	2016	Change
Revenue passengers carried	33,992,862	32,340,969	5.1%
Enplaned passengers	41,436,991	39,479,241	5.0%
Revenue passenger miles (RPMs) (000s)(a)	34,382,696	32,707,694	5.1%
Available seat miles (ASMs) (000s)(b)	40,171,225	38,225,282	5.1%
Load factor(c)	85.6%	85.6%	—	pts
Average length of passenger haul (miles)	1,011	1,011	—
Average aircraft stage length (miles)	766	767	(0.1)%
Trips flown	347,827	334,452	4.0%
Seats flown(d)	51,661,801	49,112,849	5.2%
Seats per trip(e)	148.53	146.85	1.1%
Average passenger fare	$153.95	$151.67	1.5%
Passenger revenue yield per RPM (cents)(f)	15.22	15.00	1.5%
Operating revenues per ASM (cents)(g)	14.30	14.09	1.5%
Passenger revenue per ASM (cents)(h)	13.03	12.83	1.6%
Operating expenses per ASM (cents)(i)	11.19	10.75	4.1%
Operating expenses per ASM, excluding fuel (cents)	8.72	8.38	4.1%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.22	7.84	4.8%
Fuel costs per gallon, including fuel tax	$1.84	$1.75	5.1%
Fuel costs per gallon, including fuel tax, economic	$1.93	$1.81	6.6%
Fuel consumed, in gallons (millions)	535	513	4.3%
Active fulltime equivalent Employees	55,347	52,301	5.8%
Aircraft at end of period	735	719	2.2%

	Six months ended June 30,
	2017	2016	Change
Revenue passengers carried	63,531,652	60,944,448	4.2%
Enplaned passengers	77,015,341	74,107,682	3.9%
Revenue passenger miles (RPMs) (000s)(a)	63,723,355	61,115,858	4.3%
Available seat miles (ASMs) (000s)(b)	76,871,095	73,493,431	4.6%
Load factor(c)	82.9%	83.2%	(0.3)	pts
Average length of passenger haul (miles)	1,003	1,003	—
Average aircraft stage length (miles)	762	762	—
Trips flown	669,617	648,989	3.2%
Seats flown(d)	99,407,889	95,214,170	4.4%
Seats per trip(e)	148.45	146.71	1.2%
Average passenger fare	$152.01	$152.64	(0.4)%
Passenger revenue yield per RPM (cents)(f)	15.16	15.22	(0.4)%
Operating revenues per ASM (cents)(g)	13.82	13.89	(0.5)%
Passenger revenue per ASM (cents)(h)	12.56	12.66	(0.8)%
Operating expenses per ASM (cents)(i)	11.34	10.87	4.3%
Operating expenses per ASM, excluding fuel (cents)	8.86	8.48	4.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.46	7.99	5.9%
Fuel costs per gallon, including fuel tax	$1.86	$1.78	4.5%
Fuel costs per gallon, including fuel tax, economic	$1.94	$1.80	7.8%
Fuel consumed, in gallons (millions)	1,022	985	3.8%
Active fulltime equivalent Employees	55,347	52,301	5.8%
Aircraft at end of period	735	719	2.2%

(a) A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.
(b) An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.
(c) Revenue passenger miles divided by available seat miles.
(d) Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.
(e) Seats per trip is calculated using seats flown divided by trips flown. Also referred to as “gauge.”
(f) Calculated as passenger revenue divided by revenue passenger miles. Also referred to as "yield," this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.
(g) Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues," this is a measure of operating revenue production based on the total available seat miles flown during a particular period.
(h) Calculated as passenger revenue divided by available seat miles. Also referred to as “passenger unit revenues,” this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(i) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.

Financial Overview

The Company recorded second quarter GAAP and non-GAAP results for 2017 and 2016 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2017	2016	Percent Change	2017	2016	Percent Change
Operating income	$1,250	$1,276	(2.0)%	$1,908	$2,220	(14.1)%
Net income	$746	$820	(9.0)%	$1,097	$1,333	(17.7)%
Net income per share, diluted	$1.23	$1.28	(3.9)%	$1.80	$2.07	(13.0)%

Non-GAAP
Operating income	$1,212	$1,267	(4.3)%	$1,838	$2,219	(17.2)%
Net income	$748	$757	(1.2)%	$1,120	$1,326	(15.5)%
Net income per share, diluted	$1.24	$1.19	4.2%	$1.84	$2.06	(10.7)%

Second quarter 2017 Net income was $746 million, a 9.0 percent decrease year-over-year, or $1.23 per diluted share. This decrease was primarily attributable to a 13.9 percent increase in Salaries, wages, and benefits expense, primarily due to wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups, coupled with a 9.6 percent increase in Fuel and oil expense, primarily due to increases in market prices. The decrease in Net income was reduced by a 6.7 percent increase in Passenger revenues driven by a 5.1 percent year-over-year capacity growth and strong demand for low-fare air travel. Excluding special items in both years, second quarter 2017 non-GAAP Net income was $748 million, a 1.2 percent decrease year-over-year, or $1.24 per diluted share. The 4.2 percent increase in non-GAAP Net income per diluted share was impacted by the 27.5 million shares repurchased by the Company since second quarter 2016. Operating income for second quarter 2017, was $1.25 billion, and non-GAAP Operating income for second quarter 2017, was $1.21 billion.

For the six months ended June 30, 2017, Net income was $1.10 billion, a 17.7 percent decrease year-over-year, or $1.80 per diluted share, and non-GAAP Net income was $1.12 billion, a 15.5 percent decrease year-over-year, or $1.84 per diluted share. These decreases were primarily due to a 13.2 percent increase in Salaries, wages, and benefits expense, primarily due to wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups, coupled with an 8.9 percent increase in Fuel and oil expense, primarily due to increases in market prices. The decrease in Net income was reduced by a 3.8 percent increase in Passenger revenues driven by a 4.6 percent year-over-year capacity growth and strong demand for low-fare air travel. Operating income for the six months ended June 30, 2017, was $1.91 billion, and non-GAAP Operating income for the six months ended June 30, 2017, was $1.84 billion.

For the twelve months ended June 30, 2017, the Company's earnings performance, combined with its actions to prudently manage invested capital, produced a 27.5 percent pre-tax Non-GAAP Return on invested capital ("ROIC"), compared with the Company's ROIC of 33.5 percent for the twelve months ended June 30, 2016. The primary cause of the year–over–year decline in ROIC was the decrease in Operating income for the twelve months ended June 30, 2017, compared with the twelve months ended June 30, 2016. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non–GAAP Financial Measures.

Company Overview
During June 2017, the Company began scheduled service to Cincinnati/Northern Kentucky International Airport (CVG) with eight daily nonstop flights, five between CVG and Chicago Midway International Airport and three between CVG and Baltimore/Washington International Airport. Additionally, during June 2017, the Company added scheduled international service from Fort Lauderdale-Hollywood International Airport to Grand Cayman, Belize, Montego Bay, and Cancun. The Company is also concentrating its future service to Cuba in Havana and will cease operations in both Varadero and Santa Clara, starting September 2017.
The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company currently expects its third quarter 2017 ASMs to increase in the four to five percent range, compared with third quarter 2016, and plans to grow its fourth quarter 2017 ASMs in the one to two percent range, year-over-year.
During second quarter 2017, the Company took delivery of 13 new 737-800 aircraft from Boeing and 5 pre-owned Boeing 737-700 aircraft from third parties. Additionally, the Company currently expects to take delivery of 17 new 737-800 aircraft, 14 new 737 MAX 8 aircraft, and 10 pre-owned 737-700 aircraft during the second half of 2017. The Company also retired 10 Boeing 737-300 ("Classic") aircraft during second quarter 2017. By the end of third quarter 2017, the Company intends to retire the 69 Classic aircraft remaining in its fleet at June 30, 2017, as part of an accelerated retirement schedule for its Classic aircraft. After taking into account scheduled deliveries for new and pre-owned aircraft for the remainder of 2017 along with the accelerated retirement schedule for Classic aircraft, the Company's fleet is expected to decrease to 707 aircraft by year-end 2017. For 2018, the Company's current firm aircraft commitments would result in 750 aircraft in the Company's fleet by year-end. While the Company has not finalized its 2018 capacity plans, it continues to expect its ASM growth in the first half of 2018 to be less than four percent, year-over-year, and full year 2018 year-over-year ASM growth to be less than its 2016 year-over-year ASM growth of 5.7 percent. The Company continues to expect the accelerated retirement of its Classic aircraft in 2017 to produce significant incremental cost savings and improved pretax profits of at least $200 million, cumulatively, by the end of 2020.
On May 9, 2017, the Company completed a multi–year project to completely transition its reservation system to the Amadeus Altéa Passenger Service System. The new reservation system enables foundational capabilities to manage flight schedules and inventory and enables operational enhancements to manage flight disruptions, such as those caused by extreme weather conditions. Subsequent enhancements will add functionality to enable revenue enhancements, further schedule optimization, support for additional international growth, and additional foundational and operational capabilities. The Company continues to expect the annual incremental benefits from the new reservation system capabilities to ramp up to an estimated $200 million in pretax profits in 2018.
The Company continued to return significant value to its Shareholders. During second quarter 2017, the Company completed its previous $2.0 billion share repurchase program that had been authorized by its Board of Directors in May 2016, by launching a $400 million accelerated share repurchase program with a third party financial institution in a privately negotiated transaction ("Second Quarter 2017 ASR Program"). The Company received 6.6 million shares in total under the Second Quarter 2017 ASR Program, which was completed in July 2017. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. Following the completion of the May 2016 share repurchase authorization, on May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization. See Part II, Item 2 for further information on the Company's share repurchase authorizations. The Company intends to repurchase an additional $300 million of its common stock under an accelerated share repurchase program, which it plans to launch on August 1, 2017 ("Third Quarter 2017 ASR Program"). Subsequent to the launch of the Third Quarter 2017 ASR Program, the Company will have $1.7 billion remaining under its May 2017 $2.0 billion share repurchase authorization.

In addition to the new share repurchase authorization, on May 17, 2017, the Company's Board of Directors approved a 25 percent increase of the Company's quarterly cash dividend per share. The Company made dividend payments totaling $76 million during second quarter 2017.

Material Changes in Results of Operations

Comparison of three months ended June 30, 2017 and June 30, 2016

Operating Revenues

Passenger revenues for second quarter 2017 increased by $328 million, or 6.7 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 5.1 percent increase in capacity. On a unit basis, Passenger revenues increased 1.6 percent, year-over-year, largely driven by a 1.5 percent increase in passenger revenue yield as demand for low-fare air travel remained strong, Easter travel demand shifted to April 2017 versus March 2016, and a portion of the July 4th travel demand shifted from July in 2016 to June in 2017. The increase on a per unit basis included less than one point of temporary pressure attributable to the transition to the new reservation system. While the impact from the reservation system cutover is slightly greater than anticipated, adjustments are underway and expected to largely be implemented by the end of 2017. Load factor remained solid at 85.6 percent.

Freight revenues for second quarter 2017 were relatively flat, compared with second quarter 2016. Based on current trends, the Company expects third quarter 2017 Freight revenues to be comparable with third quarter 2016.

Other revenues for second quarter 2017 increased by $33 million, or 7.6 percent, year-over-year. The increase was primarily due to an increase in revenue associated with the Company's co-branded Chase® Visa credit card. The Company currently expects Other revenues in third quarter 2017 to increase, compared with third quarter 2016.

Based on the overall revenue yield environment, the Company currently expects third quarter 2017 operating unit revenues to increase approximately one percent, as compared with third quarter 2016, which includes an estimated year-over-year unfavorable impact from the transition to the new reservation system of approximately one point. The Company currently does not expect a significant unfavorable impact from the transition to the new reservation system beyond third quarter 2017.

ASU No. 2014-09, Revenue from Contracts with Customers is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Therefore, the Company plans to adopt the standard as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Operating Expenses

Operating expenses for second quarter 2017 increased by $386 million, or 9.4 percent, compared with second quarter 2016, while capacity increased 5.1 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM change	Percent change
(in cents, except for percentages)	2017		2016
Salaries, wages, and benefits	4.65	¢	4.29	¢	0.36 ¢	8.4%
Fuel and oil	2.47		2.37		0.10	4.2
Maintenance materials and repairs	0.63		0.73		(0.10)	(13.7)
Aircraft rentals	0.13		0.15		(0.02)	(13.3)
Landing fees and other rentals	0.83		0.82		0.01	1.2
Depreciation and amortization	0.79		0.78		0.01	1.3
Other operating expenses	1.69		1.61		0.08	5.0
Total	11.19	¢	10.75	¢	0.44 ¢	4.1%

Operating expenses per ASM for second quarter 2017 increased by 4.1 percent, compared with second quarter 2016, primarily due to wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups during 2016, and increases in market jet fuel prices. Costs associated with the Company's operational initiatives, including the implementation of its new reservation system, also contributed to the cost pressures in second quarter 2017. Operating expenses per ASM for second quarter 2017, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 4.4 percent, compared with second quarter 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense, profitsharing expense, and special items, the Company expects its third quarter 2017 unit costs to increase in the two to three percent range, year-over-year, due to similar cost drivers as experienced during second quarter 2017. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, profitsharing expense, and special items in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
Salaries, wages, and benefits expense for second quarter 2017 increased by $228 million, or 13.9 percent, compared with second quarter 2016. On a per ASM basis, second quarter 2017 Salaries, wages, and benefits expense increased 8.4 percent, compared with second quarter 2016. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries and resulting contributions to the Company sponsored 401(k) plan, primarily driven by wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups, including the Company's Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; Aircraft Appearance Technicians; and Flight Crew Training Instructors. Based on current cost trends and anticipated capacity, the Company expects third quarter 2017 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense and special items, to increase, compared with third quarter 2016. The year-over-year projection does not reflect the potential impact of profitsharing expense and special items in both years because the Company cannot reliably predict or estimate those items or expense or their impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Fuel and oil expense for second quarter 2017 increased by $87 million, or 9.6 percent, compared with second quarter 2016. On a per ASM basis, second quarter 2017 Fuel and oil expense increased 4.2 percent, compared with second quarter 2016. Excluding the impact of hedging, both the dollar and unit cost increases were primarily attributable to higher market jet fuel prices. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon increased 6.6 percent year-over-year, from $1.81 for second quarter 2016 to $1.93 for second quarter 2017. The Company also slightly improved its fuel efficiency during second quarter 2017, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 4.3 percent, as compared with second quarter 2016, while year-over-year capacity increased 5.1 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $123 million in Fuel and oil expense for second quarter 2017, compared with net losses totaling $187 million for second quarter 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $169 million paid to counterparties for second quarter 2017, compared with $218 million paid to counterparties for second quarter 2016. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of July 21, 2017, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2018	78%
2019	61%
2020	7%
(a) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers “catastrophic” coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to 2017 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts in Accumulated other comprehensive income (loss) (“AOCI”), that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2017, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at June 30, 2017	Amount of gains (losses) deferred in AOCI at June 30, 2017 (net of tax)
Remainder of 2017	$(351)	$(204)
2018	46	(53)
2019	58	(2)
2020	5	—
Total	$(242)	$(259)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing the below sensitivity table for third quarter 2017 and full year 2017 jet fuel prices at different crude oil assumptions as of July 21, 2017, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	3Q 2017 (b)	Full Year 2017 (b)
$30	$1.40 - $1.45	$1.65 - $1.70
$40	$1.70 - $1.75	$1.80 - $1.85
Current Market (a)	$1.95 - $2.00	$1.95 - $2.00
$65	$2.25 - $2.30	$2.10 - $2.15
$80	$2.50 - $2.55	$2.20 - $2.25
Estimated premium costs (c)	Approximately $35 million	$135 - $140 million
(a) Brent crude oil average market price as of July 21, 2017, was approximately $48 per barrel for third quarter 2017 and $51 per barrel for full year 2017, respectively.
(b) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of July 21, 2017. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
(c) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for second quarter 2017 decreased by $29 million, or 10.4 percent, compared with second quarter 2016. On a per ASM basis, Maintenance materials and repairs expense decreased 13.7 percent, compared with second quarter 2016. On both a dollar and per ASM basis, the majority of the decreases were attributable to the decrease in airframe expenses primarily the result of the accelerated retirement schedule for the Company's Classic fleet. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2017 to decrease, compared with third quarter 2016.

Aircraft rentals expense for second quarter 2017 decreased by $6 million, or 10.2 percent, compared with second quarter 2016. On a per ASM basis, Aircraft rentals expense decreased 13.3 percent, compared with second quarter 2016. On both a dollar and per ASM basis, the majority of the decreases were due to the retirement of two 737-300 leased aircraft as well as the purchase of nine 737-300 aircraft that were previously on operating leases, since second quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information. The Company currently expects Aircraft rentals expense per ASM for third quarter 2017 to decrease, compared with third quarter 2016.

Landing fees and other rentals expense for second quarter 2017 increased by $23 million, or 7.4 percent, compared with second quarter 2016. On a per ASM basis, Landing fees and other rentals expense increased 1.2 percent, compared with second quarter 2016. On a dollar basis, the majority of the increase was due to the 5.1 percent increase in capacity. The slight increase per ASM was primarily due to rate escalations at many airports across the Company's network. The Company currently expects Landing fees and other rentals expense per ASM for third quarter 2017 to be comparable with third quarter 2016.

Depreciation and amortization expense for second quarter 2017 increased by $20 million, or 6.7 percent, compared with second quarter 2016. On a per ASM basis, Depreciation and amortization expense increased 1.3 percent, compared with second quarter 2016. On both a dollar and per ASM basis, the majority of the increases were associated with the deployment of new technology assets. The Company currently expects Depreciation and amortization expense per ASM for third quarter 2017 to decrease, compared with third quarter 2016 as the increase in depreciation related to technology assets will be offset by the decrease in depreciation as a result of the accelerated retirement of the Classic fleet.

Other operating expenses for second quarter 2017 increased by $63 million, or 10.2 percent, compared with second quarter 2016. On a per ASM basis, Other operating expenses increased 5.0 percent, compared with second quarter 2016. On a dollar basis, approximately 55 percent of the increase was attributable to increased personnel expenses due to more flight Crew overnights and higher hotel rates, as well as new Heart-themed uniforms for the Company's operations personnel, approximately 20 percent was due to revenue related costs driven by the 5.1 percent increase in Revenue Passengers carried, and the remainder was due to fees from operating Altéa, the Company's new reservation system, concurrently with the previous system, for a portion of second quarter 2017. The increase per ASM was primarily due to the increase in personnel expenses. As of July 25, 2017, the scheduled grounding of the Company's remaining Classic aircraft in third quarter 2017 included 21 leases that are being retired prior to the end of their lease terms. Therefore, the Company expects to record a charge of approximately $60 million, primarily related to the remaining lease payments due as of the cease-use date. Additional charges could be recorded in third quarter 2017 associated with certain lease return requirements that may have to be performed on such aircraft prior to their return to the lessor; however, the Company does not expect the charges to be significant. The Company expects these grounding-related charges will be considered special items and thus excluded from the Company's Non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Any cease use charges were contemplated by the Company when estimating the expected cumulative incremental cost savings and improved pretax profits of at least $200 million by the end of 2020 from the accelerated retirement of Classic aircraft. The Company currently expects Other operating expenses per ASM for third quarter 2017, excluding special items in both periods, to decrease, compared with third quarter 2016. The year-over-year projection does not reflect the potential impact of special items in both years because the Company cannot reliably predict or estimate those items or their impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non–GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for second quarter 2017 decreased by $5 million, or 15.6 percent, compared with second quarter 2016, primarily due to three note facilities maturing since second quarter 2016, including the Company's convertible notes in October 2016, 5.75% $300 million senior unsecured notes in December 2016, and 5.125% $300 million senior unsecured notes in March 2017. These were partially offset by the issuance of two note facilities since second quarter 2016, including a $215 million term loan in October 2016 and 3.00% $300 million senior unsecured notes in November 2016.

Capitalized interest for second quarter 2017 increased by $2 million, or 18.2 percent, compared with second quarter 2016, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for second quarter 2017 increased by $2 million, or 33.3 percent, compared with second quarter 2016, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
(in millions)	2017	2016
Mark-to-market impact from fuel contracts settling in future periods	$25	$(81)
Ineffectiveness from fuel hedges settling in future periods	8	(3)
Realized ineffectiveness and mark-to-market (gains) or losses	7	(7)
Premium cost of fuel contracts	34	48
	$74	$(43)

Income Taxes

The Company's effective tax rate was approximately 36.2 percent in second quarter 2017, compared with 37.1 percent in second quarter 2016. This decrease was primarily attributable to higher tax credits applied during second quarter 2017, compared with second quarter 2016. The Company projects a full year 2017 effective tax rate of approximately 37 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

Operating Revenues

Passenger revenues for the six months ended June 30, 2017, increased $355 million, or 3.8 percent, compared with the first six months of 2016. Holding all other factors constant, the majority of the increase was attributable to a 4.6 percent increase in capacity, partially offset by a 0.3 point decrease in Load factor. On a unit basis, Passenger revenues decreased 0.8 percent, year-over-year, largely driven by a 0.4 percent decrease in Passenger revenue yield, year-over-year, as a result of the competitive fare environment.

Freight revenues for the six months ended June 30, 2017, were relatively flat, compared with the first six months of 2016.

Other revenues for the six months ended June 30, 2017, increased by $63 million, or 7.7 percent, compared with the first six months of 2016, primarily as a result of an increase in revenue associated with the Company's co-branded Chase® Visa credit card.

Operating Expenses

Operating expenses for the six months ended June 30, 2017, increased by $729 million, or 9.1 percent, compared with the first six months of 2017, while capacity increased 4.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2017		2016		change	change
Salaries, wages, and benefits	4.69	¢	4.33	¢	0.36 ¢	8.3%
Fuel and oil	2.48		2.39		0.09	3.8
Maintenance materials and repairs	0.64		0.74		(0.10)	(13.5)
Aircraft rentals	0.14		0.16		(0.02)	(12.5)
Landing fees and other rentals	0.84		0.83		0.01	1.2
Depreciation and amortization	0.83		0.80		0.03	3.8
Other operating expenses	1.72		1.62		0.10	6.2
Total	11.34	¢	10.87	¢	0.47 ¢	4.3%

Operating expenses per ASM increased 4.3 percent for the first six months of 2017, compared with the first six months of 2016, primarily due to wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups during 2016, and increases in market jet fuel prices. Operating expenses per ASM, excluding fuel and special items (a non-GAAP financial measure), increased 4.5 percent year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Costs associated with the Company's operational initiatives, including the implementation of its new reservation system, also contributed to the cost pressures in the first six months of 2017.

Salaries, wages, and benefits expense for the first six months of 2017 increased by $421 million, or 13.2 percent, compared with the first six months of 2016. Salaries, wages, and benefits expense per ASM for the first six months of 2017 increased 8.3 percent, compared with the first six months of 2016. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries and contributions to the Company sponsored 401(k) plan, primarily driven by wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups.

Fuel and oil expense for the first six months of 2017 increased by $157 million, or 8.9 percent, compared with the first six months of 2016. On a per ASM basis, Fuel and oil expense for the first six months of 2017 increased 3.8 percent, compared with the first six months of 2016. Excluding the impact of hedging, both the dollar and unit cost increases were primarily attributable to higher market jet fuel prices. See Note Regarding Use of Non–GAAP Financial Measures and the Reconciliation of Reported Amounts to Non–GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon increased 7.8 percent, year-over-year, from $1.80 during the first six months of 2016 to $1.94 during the first six months of 2017. The Company also slightly improved its fuel efficiency during the first six months of 2017, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 3.8 percent, compared with the first six months of 2016, while year-over-year capacity increased 4.6 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $229 million in Fuel and oil expense for the first six months of 2017, compared with net losses totaling $462 million for the first six months of 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $312 million paid to counterparties for the first six months of 2017, compared with $485 million paid to counterparties in the first six months of 2016. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. These items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first six months of 2017 decreased by $49 million, or 9.0 percent, compared with the first six months of 2016. On a per ASM basis, Maintenance materials and repairs expense decreased 13.5 percent, compared with the first six months of 2016. On both a dollar and per ASM basis, the majority of the decreases were attributable to the decrease in airframe expenses as a result of the accelerated retirement schedule for the Company's Classic fleet.

Aircraft rentals expense for the first six months of 2017 decreased by $11 million, or 9.3 percent, compared with the first six months of 2016. On a per ASM basis, Aircraft rentals expense decreased by 12.5 percent, compared with the first six months of 2016. On both a dollar and per ASM basis, the majority of the decreases were due to the retirement of two 737-300 leased aircraft as well as the purchase of nine 737-300 aircraft that were previously on operating leases, since second quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information.

Landing fees and other rentals expense for the first six months of 2017 increased by $34 million, or 5.6 percent, compared with the first six months of 2016. On a per ASM basis, Landing fees and other rentals expense increased 1.2 percent, compared with the first six months of 2016. On a dollar basis, the majority of the increase was due to the 4.6 percent increase in capacity. The slight increase per ASM was primarily due to rate escalations at many airports across the Company's network.

Depreciation and amortization expense for the first six months of 2017 increased by $49 million, or 8.3 percent, compared with the first six months of 2016. On a per ASM basis, Depreciation and amortization expense increased 3.8 percent, compared with the first six months of 2016. On a dollar basis, approximately 70 percent of the increase was associated with the deployment of new technology assets, and the remainder of the increase was primarily due to aircraft and related flight equipment. On a per ASM basis, the majority of the increase was due to the deployment of new technology assets.

Other operating expenses for the first six months of 2017 increased by $128 million, or 10.7 percent, compared with the first six months of 2016. On a per ASM basis, Other operating expenses increased 6.2 percent, compared with the first six months of 2016. On both a dollar and per ASM basis, approximately 40 percent of the increases were attributable to increased personnel expenses due to more flight Crew overnights and higher hotel rates, as well as new Heart-themed uniforms for the Company's operations personnel, approximately 20 percent of the increases were attributable to higher contract programming and consulting expenses associated with large technology projects, and approximately 20 percent were due to revenue related costs driven by the 4.2 percent increase in Revenue Passengers carried. The remainder of the increases were due to fees from operating Altéa, the Company's new reservation system, concurrently with the previous system, for a portion of second quarter 2017.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first six months of 2017 decreased by $6 million, or 9.7 percent, compared with the first six months of 2016, primarily due to three note facilities maturing since second quarter 2016, including the Company's convertible notes in October 2016, 5.75% $300 million senior unsecured notes in December 2016, and 5.125% $300 million senior unsecured notes in March 2017. These were partially offset by the issuance of two note facilities since second quarter 2016, including a $215 million term loan in October 2016 and 3.00% $300 million senior unsecured notes in November 2016.

Capitalized interest for the first six months of 2017 was relatively flat, compared with the first six months of 2016.

Interest income for the first six months of 2017 increased by $4 million, or 36.4 percent, compared with the first six months of 2016, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
(in millions)	2017	2016
Mark-to-market impact from fuel contracts settling in future periods	$69	$(5)
Ineffectiveness from fuel hedges settling in future periods	21	1
Realized ineffectiveness and mark-to-market (gains) or losses	15	(7)
Premium cost of fuel contracts	68	83
Other	(6)	(1)
	$167	$71

Income Taxes

The Company's effective tax rate was approximately 36.3 percent for the first six months of 2017, compared with the 37.1 percent rate for the first six months of 2016. This decrease was primarily attributable to higher tax credits applied during the first six months of 2017, compared with the first six months of 2016.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2017	2016	Change	2017	2016	Change
Fuel and oil expense, unhedged	$867	$716		$1,683	$1,293
Add: Fuel hedge (gains) losses included in Fuel and oil expense, net	123	187		229	462
Fuel and oil expense, as reported	$990	$903		$1,912	$1,755
Add: Net impact from fuel contracts	46	30		83	22
Fuel and oil expense, excluding special items (economic)	$1,036	$933	11.0%	$1,995	$1,777	12.3%

Total operating expenses, as reported	$4,494	$4,108		$8,719	$7,990
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	7	(7)		15	(7)
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	39	37		68	29
Deduct: Asset impairment	—	(21)		—	(21)
Deduct: Lease termination expense	(8)	—		(13)	—
Total operating expenses, excluding special items	$4,532	$4,117	10.1%	$8,789	$7,991	10.0%

Operating income, as reported	$1,250	$1,276		$1,908	$2,220
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(7)	7		(15)	7
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	(39)	(37)		(68)	(29)
Add: Asset impairment	—	21		—	21
Add: Lease termination expense	8	—		13	—
Operating income, excluding special items	$1,212	$1,267	(4.3)%	$1,838	$2,219	(17.2)%

Net income, as reported	$746	$820		$1,097	$1,333
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	25	(81)		69	(5)
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	8	(3)		21	1
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(39)	(37)		(68)	(29)
Add: Asset impairment	—	21		—	21
Add: Lease termination expense	8	—		13	—
Add (Deduct): Net income tax impact from fuel and special items (b)	—	37		(12)	5
Net income, excluding special items	$748	$757	(1.2)%	$1,120	$1,326	(15.5)%

Net income per share, diluted, as reported	$1.23	$1.28		$1.80	$2.07
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	—	(0.19)		0.04	(0.05)
Add: Impact of special items	0.01	0.03		0.02	0.03
Add (Deduct): Net income tax impact of fuel and special items (b)	—	0.07		(0.02)	0.01
Net income per share, diluted, excluding special items	$1.24	$1.19	4.2%	$1.84	$2.06	(10.7)%

Operating expenses per ASM (cents)	11.19 ¢	10.75 ¢		11.34 ¢	10.87 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.47)	(2.37)		(2.48)	(2.39)
Deduct: Impact of special items	(0.02)	(0.05)		(0.02)	(0.02)
Operating expenses per ASM, excluding Fuel and oil and special items (cents)	8.70 ¢	8.33 ¢	4.4%	8.84 ¢	8.46 ¢	4.5%
(a) As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve Months Ended	Twelve Months Ended
	June 30, 2017	June 30, 2016
Operating income, as reported	$3,449	$4,471
Special revenue adjustment	—	(172)
Union contract bonuses	356	279
Net impact from fuel contracts	(263)	(354)
Acquisition and integration costs	—	13
Asset impairment	—	21
Lease termination expense	35	—
Operating income, non-GAAP	$3,577	$4,258
Net adjustment for aircraft leases (a)	107	117
Adjustment for fuel hedge accounting (b)	(137)	(159)
Adjusted Operating income, non-GAAP (A)	$3,547	$4,216

Debt, including capital leases (c)	$3,239	$3,039
Equity (c)	8,208	7,360
Net present value of aircraft operating leases (c)	906	1,125
Average invested capital	$12,353	$11,524
Equity adjustment for hedge accounting (b)	546	1,072
Adjusted average invested capital (B)	$12,899	$12,596

Non-GAAP ROIC, pre-tax (A/B)	27.5%	33.5%

(a) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft). The Company makes this adjustment to enhance comparability to other entities that have different capital structures by utilizing alternative financing decisions.
(b) The Adjustment for fuel hedge accounting in the numerator is due to the Company’s accounting policy decision to classify fuel hedge accounting premiums below the Operating income line, and thus is adjusting Operating income to reflect such policy decision. The Equity adjustment for hedge accounting in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income and Retained earnings, of gains and/or losses associated with hedge accounting related to fuel hedge derivatives that will settle in future periods. The current period impact of these gains and/or losses are reflected in the Net impact from fuel contracts in the numerator.
(c) Calculated as an average of the five most recent quarter end balances or remaining obligations. The Net present value of aircraft operating leases represents the assumption that all aircraft in the Company’s fleet are owned, as it reflects the remaining contractual commitments discounted at the Company's estimated incremental borrowing rate as of the time each individual lease was signed.

Note Regarding Use of Non-GAAP Financial Measures

The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These GAAP financial statements include (i) unrealized noncash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges and benefits the Company believes are unusual and/or infrequent in nature and thus may make comparisons to its prior or future performance difficult.

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; and Net income per share, diluted, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts are reflected as a component of Other (gains) losses, net, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

The Company’s GAAP results in the applicable periods include other charges or benefits that are also deemed “special items,” that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. Special items include:

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

4.
A noncash impairment charge related to leased slots at Newark Liberty International Airport as a result of the FAA announcement in April 2016 that this airport was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3 (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports); and

5.
Lease termination costs recorded during the twelve months ended June 30, 2017, as a result of the Company acquiring nine of its Boeing 737-300 aircraft off operating leases, as part of the Company’s strategic effort to phase out its Classic aircraft from operations by the end of third quarter 2017 in the most economically advantageous manner possible. The Company had not budgeted for these early lease termination costs, as they were subject to negotiations being concluded with the third party lessors. The Company recorded the fair value of the aircraft, as well as any associated remaining obligations to the balance sheet as debt.

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding fuel and special items.

The Company has also provided its calculation of return on invested capital, which is a measure of financial performance used by management to evaluate its investment returns on capital. Return on invested capital is not a substitute for financial results as reported in accordance with GAAP, and should not be utilized in place of such GAAP results. Although return on invested capital is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net income, non-GAAP and Operating income, non-GAAP - the comparable GAAP measures include charges or benefits that are deemed “special items” that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since in the vast majority of cases the “special items” cannot be reliably predicted or estimated. The Company believes non-GAAP return on invested capital, is a meaningful measure because it quantifies the Company's effectiveness in generating returns, relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation, in order to allow investors to compare and contrast its calculation to those provided by other companies.

Liquidity and Capital Resources

Net cash provided by operating activities was $746 million for the three months ended June 30, 2017, compared with $1.1 billion provided by operating activities in the same prior year period. For the six months ended June 30, 2017, net cash provided by operating activities was $2.4 billion, compared with $2.7 billion provided by operating activities in the six months ended June 30, 2016. The operating cash flows for the six months ended June 30, 2017, were largely impacted by the Company's net income (as adjusted for noncash items), and an $897 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. Additionally, the Company had net cash inflows of $136 million in cash collateral from fuel derivative counterparties during the six months ended June 30, 2017. See Note 3 to the unaudited Condensed Consolidated Financial Statements. For the six months ended June 30, 2016, in addition to the Company's net income (as adjusted for noncash items), there was a $764 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and the Company had net cash inflows of $116 million in cash collateral from fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $584 million during the three months ended June 30, 2017, compared with $674 million used in investing activities in the same prior year period. Net cash used in investing activities during the six months ended June 30, 2017, totaled $1.1 billion, versus $849 million used in investing activities in the same prior year period. Investing activities in both years included capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2017, capital expenditures were $965 million, the majority of which was payments for new aircraft delivered to the Company, but also included airport and other facility construction projects. This compared with $900 million in Capital expenditures during the same prior year period. During the six months ended June 30, 2017, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $9 million, compared with a net cash inflow of $93 million during the same prior year period.

Net cash used in financing activities was $476 million during the three months ended June 30, 2017, compared with $786 million used in financing activities for the same prior year period. Net cash used in financing activities during the six months ended June 30, 2017, was $1.5 billion, compared with $1.4 billion used in financing activities for the same prior year period. During the six months ended June 30, 2017, the Company repaid $428 million in debt and capital lease obligations, repurchased $950 million of its outstanding common stock through share repurchase programs and open market share repurchases, and paid $199 million in dividends to Shareholders. During the six months ended June 30, 2016, the Company repaid $103 million in debt and capital lease obligations, repurchased approximately $1.2 billion of its outstanding common stock through share repurchase programs, and paid $160 million in dividends to Shareholders.

The Company is a “well-known seasoned issuer” and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

On June 1, 2017, Moody's upgraded the Company's secured equipment trust certificates and its senior unsecured debt rating to “A3” from “Baa1." The upgrade of the Company’s senior unsecured debt rating was based on the Company's strong liquidity, manageable funded debt, competitive fares, and expanding network.

The Company has access to a $1.0 billion unsecured revolving credit facility, which expires in August 2021. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 112.5 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2017, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

During second quarter 2017, the Company completed its previous $2.0 billion share repurchase program that had been authorized by its Board of Directors in May 2016, by launching the Second Quarter 2017 ASR Program and advancing $400 million to a third party financial institution in a privately negotiated transaction. The Company received 6.6 million shares in total under the Second Quarter 2017 ASR Program, which was completed in July 2017. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. Following the completion of the May 2016 share repurchase authorization, on May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales and frequent flyer deferred revenue, which are performance obligations for future customer flights, do not require future settlement in cash, and are mostly nonrefundable. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.2 billion as of June 30, 2017, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2021, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of July 25, 2017, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company
	-800 Firm Orders	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional -700s	Total
2017	39	—	14		—	18	71	(b)
2018	26	—	13		—	4	43
2019	—	15	—		5	—	20
2020	—	14	—		8	—	22
2021	—	1	13		20	—	34
2022	—	—	15		21	—	36
2023	—	—	34		23	—	57
2024	—	—	41		23	—	64
2025	—	—	40		36	—	76
2026	—	—	—		36	—	36
2027	—	—	—		23	—	23
Total	65	30	170	(a)	195	22	482
(a) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 aircraft beginning in 2019.
(b) Includes 23 737-800s and 10 737-700s delivered as of July 25, 2017.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $555 million remaining in 2017, $1.0 billion in 2018, $614 million in 2019, $821 million in 2020, $952 million in 2021, and $5.1 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of June 30, 2017:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-300	137 or 143	22	69	(a)	44	25
737-700	143	13	502		397	105
737-800	175	3	164		157	7
Totals		12	735		598	137
(a) Of the total, 65 737-300 aircraft have 143 seats and 4 have 137 seats.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company's network and schedule optimization plans and strategies;

•	the Company’s capacity and fleet plans and related operational and financial expectations;

•	the expected functionality and related benefits associated with the Company's new reservations system;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

•
the Company's expectations with respect to liquidity and capital expenditures, including its plans for repayment of debt and capital lease obligations, as well as its anticipated needs for, and sources of, funds;

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

•
the impact of economic conditions, fuel prices, and actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions and consolidation and alliance activities) and other factors beyond the Company’s control on the Company's business decisions, plans, and strategies;

•	the Company's dependence on third parties, in particular with respect to its technology and fleet plans and expectations;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company’s ability to timely and effectively prioritize its initiatives and related expenditures;

•	the impact of governmental regulations and other governmental actions related to the Company and its operations; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2017, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $242 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2017, the Company had four counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2017, $165 million in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of June 30, 2017, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $80 million in collateral. The Company would have the option of providing cash, letters of credit, and/or pledging aircraft in order to meet this collateral requirement. At June 30, 2017, the Company had $1.6 billion of aircraft available to be posted as collateral. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. For example, in periods where jet fuel prices are expected to more closely correlate to changes in the prices of Brent crude oil, the Company may choose to mitigate this risk by entering into more fuel hedges that are Brent crude oil based. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During second quarter 2017, the Company implemented both a new reservation system and a new fuel management system.

The Company's management has determined that the internal controls and procedures related to the information produced in both the new reservation system and fuel management system were effective as of the end of the period covered by this report.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran Holdings, Inc. and its subsidiary AirTran Airways, Inc. (collectively with AirTran Holdings, Inc., "AirTran") in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint sought injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. On July 12, 2016, the Court granted plaintiffs’ motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants have appealed that decision, and the appeal is pending. On March 29, 2017, the Court granted defendants’ motion for summary judgment and dismissed all claims against AirTran. On April 13, 2017, the plaintiffs filed a notice of appeal from the district court's judgment, and on April 24, 2017, AirTran filed a conditional notice of cross-appeal to appeal the Court's order certifying a class. The appeals of the class certification and summary judgment orders are currently pending. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
April 1, 2017 through April 30, 2017	—	$—		—	$400,018,496
May 1, 2017 through May 31, 2017	—	$—	(2)	—	$2,000,000,000	(1)(2)
June 1, 2017 through June 30, 2017	5,075,798	$—	(2)	5,075,798	$2,000,000,000
Total	5,075,798			5,075,798

(1)
On May 18, 2016, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Following the completion of the May 2016 share repurchase authorization, on May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
The Company completed its May 2016 $2.0 billion share repurchase authorization with the launch of the Second Quarter 2017 ASR Program, pursuant to which the Company paid $400 million on May 8, 2017, and received an initial delivery of 5,075,798 shares on June 9, 2017, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2017 ASR Program based on a price of $59.104 per share, which was the volume-weighted average price per share of the Company’s common stock on the New York Stock Exchange between May 8, 2017 and June 8, 2017. Final settlement of the Second Quarter 2017 ASR Program occurred in July 2017 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in July 2017. Upon settlement, the third party financial institution delivered 1,564,332 additional shares of the Company's common stock to the Company. In total, the average purchase price per share for the 6,640,130 shares repurchased under the Second Quarter 2017 ASR Program, upon completion of the Second Quarter 2017 ASR Program in July 2017, was $60.24.

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

10.1	Supplemental Agreement No. 102 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2
Consulting Agreement, dated as of June 30, 2017, by and between Arthur Jefferson Lamb III and Southwest Airlines Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8–K filed July 3, 2017 (File No. 1–7259)). (2)

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

(1) Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.(2) Management contract or compensatory plan or arrangement.
(3) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

July 31, 2017	By	/s/ Tammy Romo

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

10.1	Supplemental Agreement No. 102 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2
Consulting Agreement, dated as of June 30, 2017, by and between Arthur Jefferson Lamb III and Southwest Airlines Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8–K filed July 3, 2017 (File No. 1–7259)). (2)

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