Form 10-Q
period 2017-09-30
SOUTHWEST AIRLINES CO
filed 2017-11-01
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock outstanding as of the close of business on October 30, 2017: 593,387,660

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2017 and 2016
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,460	$1,680
Short-term investments	1,580	1,625
Accounts and other receivables	579	546
Inventories of parts and supplies, at cost	438	337
Prepaid expenses and other current assets	223	310
Total current assets	4,280	4,498

Property and equipment, at cost:
Flight equipment	21,004	20,275
Ground property and equipment	4,219	3,779
Deposits on flight equipment purchase contracts	1,118	1,190
Assets constructed for others	1,460	1,220
	27,801	26,464
Less allowance for depreciation and amortization	9,645	9,420
	18,156	17,044
Goodwill	970	970
Other assets	843	774
	$24,249	$23,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,124	$1,178
Accrued liabilities	1,593	1,985
Air traffic liability	3,932	3,115
Current maturities of long-term debt	316	566
Total current liabilities	6,965	6,844

Long-term debt less current maturities	2,763	2,821
Deferred income taxes	3,697	3,374
Construction obligation	1,311	1,078
Other noncurrent liabilities	713	728
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,436	1,410
Retained earnings	12,806	11,418
Accumulated other comprehensive loss	(136)	(323)
Treasury stock, at cost	(6,114)	(4,872)
Total stockholders' equity	8,800	8,441
	$24,249	$23,286
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Passenger	$4,745	$4,669	$14,403	$13,971
Freight	42	42	128	129
Other	484	428	1,366	1,250
Total operating revenues	5,271	5,139	15,897	15,350

OPERATING EXPENSES:
Salaries, wages, and benefits	1,795	1,909	5,395	5,089
Fuel and oil	1,003	941	2,915	2,696
Maintenance materials and repairs	263	258	758	801
Aircraft rentals	51	56	158	174
Landing fees and other rentals	324	307	969	918
Depreciation and amortization	302	315	939	903
Other operating expenses	699	658	2,021	1,854
Total operating expenses	4,437	4,444	13,155	12,435

OPERATING INCOME	834	695	2,742	2,915

OTHER EXPENSES (INCOME):
Interest expense	28	31	84	93
Capitalized interest	(15)	(12)	(38)	(34)
Interest income	(9)	(6)	(24)	(17)
Other (gains) losses, net	39	64	207	135
Total other expenses (income)	43	77	229	177

INCOME BEFORE INCOME TAXES	791	618	2,513	2,738
PROVISION FOR INCOME TAXES	288	230	913	1,016

NET INCOME	$503	$388	$1,600	$1,722

NET INCOME PER SHARE, BASIC	$0.84	$0.63	$2.65	$2.73

NET INCOME PER SHARE, DILUTED	$0.84	$0.62	$2.64	$2.70

COMPREHENSIVE INCOME	$630	$517	$1,787	$2,274

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	597	618	605	630
Diluted	598	625	606	638

Cash dividends declared per common share	$.125	$.100	$.350	$.275
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$503	$388	$1,600	$1,722
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	302	315	939	903
Loss on asset impairment	—	—	—	21
Aircraft grounding charge	63	—	63	—
Unrealized/realized (gain) loss on fuel derivative instruments	(42)	(67)	(20)	(101)
Deferred income taxes	82	315	213	395
Changes in certain assets and liabilities:
Accounts and other receivables	—	(320)	(23)	(355)
Other assets	(64)	(16)	(264)	(61)
Accounts payable and accrued liabilities	89	247	(156)	272
Air traffic liability	(80)	(77)	817	686
Cash collateral received from derivative counterparties	151	114	286	230
Other, net	(8)	(43)	(89)	(128)
Net cash provided by operating activities	996	856	3,366	3,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(638)	(464)	(1,603)	(1,364)
Assets constructed for others	(17)	(33)	(113)	(70)
Purchases of short-term investments	(531)	(641)	(1,653)	(1,670)
Proceeds from sales of short-term and other investments	566	549	1,696	1,671
Other, net	—	5	—	—
Net cash used in investing activities	(620)	(584)	(1,673)	(1,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	7	6	22	23
Reimbursement for assets constructed for others	17	33	113	68
Payments of long-term debt and capital lease obligations	(106)	(68)	(534)	(171)
Payments of cash dividends	(75)	(62)	(274)	(222)
Repayment of construction obligation	(2)	(2)	(7)	(6)
Repurchase of common stock	(300)	(250)	(1,250)	(1,450)
Other, net	6	(3)	17	(10)
Net cash used in financing activities	(453)	(346)	(1,913)	(1,768)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(77)	(74)	(220)	383

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,537	2,040	1,680	1,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,460	$1,966	$1,460	$1,966

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$16	$27	$61	$77
Income taxes	$229	$264	$611	$902

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment acquired through the assumption of debt	$—	$20	$—	$20
Flight equipment under capital leases	$77	$—	$180	$251
Assets constructed for others	$39	$50	$127	$165
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    BASIS OF PRESENTATION

Southwest Airlines Co. (the "Company") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. The unaudited Condensed Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2017 and 2016 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, natural disasters, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, the periodic volatility of commodities used by the Company for hedging jet fuel, and the requirements related to hedge accounting, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2016.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On August 28, 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted in any interim or annual period. The most significant impacts of this ASU on the Company's accounting will be the elimination of ineffectiveness for all cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts. Currently, such premium expense for the Company's fuel hedges is reflected as a component of Other (gains) losses, net, in the Condensed Consolidated Statement of Income, but under the new ASU will be reflected as a component of the line item to which the hedge relates, which is Fuel and oil expense. The Company is currently considering early adoption of the ASU as of January 1, 2018.

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not expect this to have a material impact on Operating income and expects this to have no impact on Net income. The Company will adopt this guidance as of January 1, 2018.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses on the income statement in a similar manner to the current guidance in Accounting Standards Codification 840, Leases. The lease liability will be measured at the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the lease liability. Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments will not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

The Company has formed a project team to evaluate and implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the balance sheet impact of its aircraft operating leases, which will significantly increase assets and liabilities. As of September 30, 2017, the Company had 53 leased aircraft under operating leases and also had another 76 aircraft under operating leases that are being subleased to another airline. As of September 30, 2017, the net present value of future rents for those aircraft was approximately $1.0 billion. This amount only includes contractual payments due to lessors, and does not consider certain items that the standard requires to be assessed in determining the final asset and liability to be reflected on the Company's balance sheet, such as lease renewal options and potential impairments, nor does it consider the sublease income that is due from third parties. The Company also has operating leases related to terminal operations space and other real estate leases. Although the real estate leases will also have a substantial impact to the balance sheet, the Company does not expect the leases related to terminal operations space to have a significant impact since variable lease payments, other than those based on an index or rate, are excluded from the measurement of the lease liability. The Company also does not expect the adoption of this ASU to impact any of its existing debt covenants.

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

The Company anticipates utilizing the modified retrospective transition approach to adopt the standard, which requires application of the new guidance for all periods presented with an option to use certain practical expedients. The Company currently plans to adopt the standard as of January 1, 2018, pending successful implementation of a third-party lease accounting software and completion of remaining administrative tasks. The Company is continuing to evaluate the new guidance and plans to provide additional information in its 2017 10-K.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has formed a project team to evaluate and work to implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liabilities associated with Customer flight points with a relative fair value approach, resulting in a significant increase in the liabilities. The Company's liabilities associated with these flight points were $64 million at September 30, 2017,

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and the Company currently estimates that applying a relative fair value approach would increase the liabilities by approximately 20 to 25 times that value, depending on various assumptions made at the time of measurement. The adoption of the new standard is also expected to result in different income statement classification for certain types of revenues which are currently classified as Other revenues, but under the new ASU would be included in Passenger revenues. Based on the Company's full year 2016 results, the amount to be reclassified would have been approximately $600 million. However, the estimated impact of this ASU would not have had a material impact on Operating revenues and would not have impacted any of its existing debt covenants. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and will adopt the standard as of January 1, 2018. The Company is continuing to evaluate the new guidance both internally and through its participation in an industry working group, and plans to continue to provide relevant and material information prior to adoption. The Company is in the process of completing its analysis of information necessary to recast prior period results, however it does not believe there are any remaining significant implementation topics associated with the adoption of this ASU that have not yet been addressed.

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel and oil typically represents one of the largest operating expenses for airlines. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program. Although the Company may periodically enter into jet fuel derivatives for short-term timeframes, because jet fuel is not widely traded on an organized futures exchange, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future. However, the Company has found that financial derivative instruments in other commodities, such as West Texas Intermediate ("WTI") crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. The Company does not purchase or hold any financial derivative instruments for trading or speculative purposes.

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an "economic" standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its "economic" hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into "out-of-the-money" option contracts (including "catastrophic" protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an economic hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and nine months ended September 30, 2017, the Company had fuel derivative instruments in place for up to 61 percent and 62 percent, respectively, of its fuel consumption. As of September 30, 2017, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 64 percent of its remaining 2017 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis considering current market prices:

	Maximum fuel hedged as of
	September 30, 2017	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2017
Remainder of 2017	320	WTI crude and Brent crude oil
2018	1,647	WTI crude and Brent crude oil
2019	1,377	WTI crude and Brent crude oil
Beyond 2019	358	WTI crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2016, or during the nine months ended September 30, 2017.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2017	12/31/2016	9/30/2017	12/31/2016
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$23	$7	$36	$44
Fuel derivative contracts (gross)	Other assets	85	126	—	—
Fuel derivative contracts (gross)	Accrued liabilities	16	4	84	412
Interest rate derivative contracts	Other noncurrent liabilities	—	—	18	35
Total derivatives designated as hedges		$124	$137	$138	$491
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$41	$54	$25	$—
Fuel derivative contracts (gross)	Other assets	14	52	14	52
Fuel derivative contracts (gross)	Accrued liabilities	55	201	85	262
Interest rate derivative contracts	Other noncurrent liabilities	—	—	3	—
Total derivatives not designated as hedges		$110	$307	$127	$314
Total derivatives		$234	$444	$265	$805
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2017	2016
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$3	$4
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	1	6
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	18	311
Due to third parties for fuel contracts	Accounts payable	50	75

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$64	$(64)	$—		$61	$(48)	$13
Fuel derivative contracts	Other assets	$99	$(15)	$84	(a)	$178	$(58)	$120	(a)
Fuel derivative contracts	Accrued liabilities	$89	$(89)	$—	(a)	$516	$(516)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$64	$(64)	$—		$48	$(48)	$—
Fuel derivative contracts	Other assets	$15	$(15)	$—	(a)	$58	$(58)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$169	$(89)	$80	(a)	$674	$(516)	$158	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$21	$—	$21	(a)	$35	$—	$35	(a)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion) (a)				(Gain) loss recognized in income on derivatives (ineffective portion) (b)
	Three months ended				Three months ended				Three months ended
	September 30,				September 30,				September 30,
(in millions)	2017		2016		2017		2016		2017	2016
Fuel derivative contracts	$(29)	*	$19	*	$94	*	$141	*	$8	$(4)
Interest rate derivatives	—	*	(2)	*	2	*	2	*	—	(2)
Total	$(29)		$17		$96		$143		$8	$(6)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Nine months ended				Nine months ended				Nine months ended
	September 30,				September 30,				September 30,
(in millions)	2017		2016		2017		2016		2017	2016
Fuel derivative contracts	$104	*	$(62)	*	$282	*	$484	*	$29	$(3)
Interest rate derivatives	1	*	4	*	6	*	7	*	—	(3)
Total	$105		$(58)		$288		$491		$29	$(6)
*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives, which are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships

	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2017	2016
Fuel derivative contracts	$(4)	$35	Other (gains) losses, net
Interest rate derivatives	(1)	—	Interest expense
	$(5)	$35

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Nine months ended		Location of (gain) loss
	September 30,		recognized in income
(in millions)	2017	2016	on derivatives
Fuel derivative contracts	$80	$23	Other (gains) losses, net
Interest rate derivatives	(3)	—	Interest expense
	$77	$23

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2017 and 2016 of $34 million and $34 million, respectively, and the nine months ended September 30, 2017 and 2016 of $102 million and $117 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2017, recorded in AOCI, were approximately $118 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2017.

Interest rate swaps
The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the "shortcut" method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s interest rate swap agreements for all periods presented was not material.

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2017, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$(42)	$(3)	$16	$10	$4	$3	$2	$(10)
Cash collateral held from (by) CP	(18)	—	—	—	4	—	—	(14)
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	(100) to (500)(c)	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)(c)	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	(75) to (150) or >(550)	(125) to (150) or >(550)	>(100)	>(65)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>75(e)	>0(e)	>30(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(c)	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	(150) to (550)	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives <$2 million.
(b) The Company has the option of providing letters of credit in addition to aircraft collateral if the appraised value of the aircraft does not meet the collateral requirements.
(c) The Company has the option of providing cash, letters of credit, or pledging aircraft as collateral.
(d) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(e) Thresholds may vary based on changes in credit ratings within investment grade.
(f) The Company has the option of providing cash or pledging aircraft as collateral.
(g) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,
(in millions)	2017	2016
NET INCOME	$503	$388
Unrealized gain on fuel derivative instruments, net of deferred taxes of $73 and $72	123	122
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $- and $2	2	4
Other, net of deferred taxes of $2 and $2	2	3
Total other comprehensive income	$127	$129
COMPREHENSIVE INCOME	$630	$517

	Nine months ended September 30,
(in millions)	2017	2016
NET INCOME	$1,600	$1,722
Unrealized gain on fuel derivative instruments, net of deferred taxes of $105 and $321	178	546
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $1	5	3
Other, net of deferred taxes of $2 and $2	4	3
Total other comprehensive income	$187	$552
COMPREHENSIVE INCOME	$1,787	$2,274

A rollforward of the amounts included in AOCI is shown below for the three and nine months ended September 30, 2017:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2017	$(412)	$(13)	$(14)	$22	$154	$(263)
Changes in fair value	45	—	—	4	(18)	31
Reclassification to earnings	151	2	—	—	(57)	96
Balance at September 30, 2017	$(216)	$(11)	$(14)	$26	$79	$(136)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(499)	$(18)	$(14)	$20	$188	$(323)
Changes in fair value	(165)	(1)	—	6	59	(101)
Reclassification to earnings	448	8	—	—	(168)	288
Balance at September 30, 2017	$(216)	$(11)	$(14)	$26	$79	$(136)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2017:

Three months ended September 30, 2017
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$151	Fuel and oil expense
	57	Less: Tax expense
	$94	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Interest expense
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$96	Net of tax

Nine months ended September 30, 2017
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$448	Fuel and oil expense
	166	Less: Tax Expense
	$282	Net of tax
Unrealized loss on interest rate derivative instruments	$8	Interest expense
	2	Less: Tax Expense
	$6	Net of tax

Total reclassifications for the period	$288	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2017	December 31, 2016
Derivative contracts	$84	$120
Intangible assets, net	416	426
Capital lease receivable	79	90
Non-current prepaid maintenance	113	6
Other	151	132
Other assets	$843	$774

(in millions)	September 30, 2017	December 31, 2016
Accounts payable trade	$165	$138
Salaries payable	175	200
Taxes payable	180	184
Aircraft maintenance payable	33	26
Fuel payable	139	95
Other payables	432	535
Accounts payable	$1,124	$1,178

(in millions)	September 30, 2017		December 31, 2016
ProfitSharing and savings plans	$450		$645
Aircraft and other lease related obligations	41		55
Permanently grounded aircraft liability	31	(a)	—
Vacation pay	348		355
Contract ratification bonuses	69		188
Health	93		96
Derivative contracts	80		158
Workers compensation	174		183
Property and income taxes	79		68
Other	228		237
Accrued liabilities	$1,593		$1,985

(in millions)	September 30, 2017		December 31, 2016
Postretirement obligation	$274		$256
Non-current lease-related obligations	94		125
Permanently grounded aircraft liability	18	(a)	—
Other deferred compensation	225		204
Derivative contracts	21		35
Other	81		108
Other noncurrent liabilities	$713		$728

(a) These amounts represent the current and noncurrent portion of the Company's cease-use liability recorded during third quarter 2017, as a result of the Company grounding its remaining leased Boeing 737-300 aircraft on September 29, 2017. The liability reflects the remaining net lease payments due and certain lease return requirements that may have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date, but does not include the write–off of approximately $15 million in net prepaid rents associated with the aircraft at the grounding

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

date, which were included in the $63 million charge recorded. This loss related to the grounding of the Classic fleet was recorded to Other operating expenses in the unaudited Condensed Consolidated Statement of Comprehensive Income during third quarter 2017.

For further details on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
NUMERATOR:
Net income	$503	$388	$1,600	$1,722
Incremental income effect of interest on 5.25% convertible notes	—	1	—	2
Net income after assumed conversion	$503	$389	$1,600	$1,724

DENOMINATOR:
Weighted-average shares outstanding, basic	597	618	605	630
Dilutive effect of Employee stock options and restricted stock units	1	1	1	2
Dilutive effect of 5.25% convertible notes	—	6	—	6
Adjusted weighted-average shares outstanding, diluted	598	625	606	638

NET INCOME PER SHARE:
Basic	$0.84	$0.63	$2.65	$2.73
Diluted	$0.84	$0.62	$2.64	$2.70

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
Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company is overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project at a cost not to exceed $526 million (including proprietary renovations, or $510 million excluding proprietary renovations). In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). The Company intends to oversee and manage the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2 ("Terminal 1.5"), but there is a scenario under the T1.5 Lease where the Company could be responsible for constructing just the site improvements for Terminal 1.5. Terminal 1.5 will house ticketing, baggage claim, passenger screening and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements.
These projects are being funded primarily using the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. Loans made under the separate credit facilities for the Terminal 1 project and the Terminal 1.5 project are being used to fund the development of each of these projects, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company has guaranteed the obligations of the RAIC under each of the credit facilities of the respective lease agreements. As of September 30, 2017, there was no guarantee outstanding for the Terminal 1.5 project, and the Company's outstanding remaining guaranteed obligation under the credit facility for the Terminal 1 project was $299 million.
Construction on the Terminal 1 project began during 2014 and is estimated to be completed during 2018. Construction on the Terminal 1.5 project began during third quarter 2017 and is estimated to be completed during 2020. The Company has determined that due to its agreed upon role in overseeing and managing these projects, it is considered the owner of these projects for accounting purposes. LAWA is reimbursing the Company (through the RAIC credit facilities) for the site improvements and non-proprietary improvements, while proprietary improvements will not be reimbursed. As a result, the costs incurred to fund these projects are included within ACFO and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
Dallas Love Field
During 2008, the City of Dallas approved the Love Field Modernization Program ("LFMP"), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or "LFAMC," a Texas non-profit "local government corporation" established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project.

Although the City of Dallas received commitments from various sources that helped to fund portions of this LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of September 30, 2017, $432 million of principal remained outstanding. The Company utilized the accounting guidance provided for lessees involved in asset construction. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. Major construction was effectively completed by December 31, 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects which began during second quarter and are expected to be completed in 2018.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project due to its incorporation into the LFMP agreements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Construction costs recorded in ACFO for the Company's various projects as of September 30, 2017, and December 31, 2016, were as follows:

		September 30, 2017			December 31, 2016
(in millions)		ACFO	ACFO, Net (b)	Construction Obligation	ACFO	ACFO, Net (b)	Construction Obligation
FLL Terminal	(a)	$245	$244	$245	$132	$132	$132
LAX Terminal 1	(a)	417	404	417	344	336	344
LFMP - Terminal		540	474	517	538	486	522
LFMP - Parking Garage	(a)	132	132	132	80	80	80
HOU International Terminal	(c)	126	119	—	126	122	—
		$1,460	$1,373	$1,311	$1,220	$1,156	$1,078
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

As of September 30, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and Eurodollar deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017, and December 31, 2016:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,025	$1,025	$—	$—
Commercial paper	420	—	420	—
Certificates of deposit	15	—	15	—
Short-term investments:
Treasury bills	1,344	1,344	—	—
Certificates of deposit	236	—	236	—
Fuel derivatives:
Swap contracts (c)	12	—	12	—
Option contracts (b)	164	—	—	164
Option contracts (c)	58	—	—	58
Other available-for-sale securities	101	101	—	—
Total assets	$3,375	$2,470	$683	$222
Liabilities
Fuel derivatives:
Swap contracts (c)	$(27)	$—	$(27)	$—
Option contracts (b)	(76)	—	—	(76)
Option contracts (c)	(141)	—	—	(141)
Interest rate derivatives (see Note 3)	(21)	—	(21)	—
Total liabilities	$(265)	$—	$(48)	$(217)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2017, or the year ended December 31, 2016. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the nine months ended September 30, 2017, or the year ended December 31, 2016. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at June 30, 2017	$(233)
Total gains (realized or unrealized)
Included in earnings	10
Included in other comprehensive income	45
Purchases	25	(a)
Sales	—	(a)
Settlements	158
Balance at September 30, 2017	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at September 30, 2017	$4
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2016	$(258)
Total losses (realized or unrealized)
Included in earnings	(136)
Included in other comprehensive income	(164)
Purchases	104	(a)
Sales	—	(a)
Settlements	459
Balance at September 30, 2017	$5
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to option contracts still held at September 30, 2017	$(57)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at September 30, 2017:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2017	14-30%
			2018	19-28%
			2019	18-23%
			Beyond 2019	17-21%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2017, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under seven of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
French Credit Agreements due 2018 - 2.15%	$7	$7	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	3	3	Level 3
2.75% Notes due 2019	301	305	Level 2
Term Loan Agreement payable through 2019 - 6.315%	76	77	Level 3
Term Loan Agreement payable through 2019 - 4.84%	19	20	Level 3
2.65% Notes due 2020	495	503	Level 2
Term Loan Agreement payable through 2020 - 5.223%	249	252	Level 3
737 Aircraft Notes payable through 2020	166	165	Level 3
Pass Through Certificates due 2022 - 6.24%	294	322	Level 2
Term Loan Agreement payable through 2026 - 2.53%	215	215	Level 3
3.00% Notes due 2026	300	296	Level 2
7.375% Debentures due 2027	128	157	Level 2

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2017 and 2016 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2017	2016	Change
Revenue passengers carried	33,029,537	31,768,550	4.0%
Enplaned passengers	40,232,993	38,852,737	3.6%
Revenue passenger miles (RPMs) (000s)(a)	33,128,227	32,315,952	2.5%
Available seat miles (ASMs) (000s)(b)	39,053,164	37,881,510	3.1%
Load factor(c)	84.8%	85.3%	(0.5)	pts
Average length of passenger haul (miles)	1,003	1,017	(1.4)%
Average aircraft stage length (miles)	756	764	(1.0)%
Trips flown	341,086	332,420	2.6%
Seats flown(d)	50,850,348	49,050,147	3.7%
Seats per trip(e)	149.08	147.55	1.0%
Average passenger fare	$143.67	$146.96	(2.2)%
Passenger revenue yield per RPM (cents)(f)	14.32	14.45	(0.9)%
Operating revenues per ASM (cents)(g)	13.50	13.57	(0.5)%
Passenger revenue per ASM (cents)(h)	12.15	12.32	(1.4)%
Operating expenses per ASM (cents)(i)	11.36	11.73	(3.2)%
Operating expenses per ASM, excluding fuel (cents)	8.79	9.25	(5.0)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.47	8.98	(5.7)%
Fuel costs per gallon, including fuel tax	$1.92	$1.83	4.9%
Fuel costs per gallon, including fuel tax, economic	$2.00	$2.02	(1.0)%
Fuel consumed, in gallons (millions)	521	513	1.6%
Active fulltime equivalent Employees	55,671	53,072	4.9%
Aircraft at end of period	687	714	(3.8)%

	Nine months ended September 30,
	2017	2016	Change
Revenue passengers carried	96,561,189	92,712,998	4.2%
Enplaned passengers	117,248,334	112,960,419	3.8%
Revenue passenger miles (RPMs) (000s)(a)	96,851,582	93,431,810	3.7%
Available seat miles (ASMs) (000s)(b)	115,924,258	111,374,942	4.1%
Load factor(c)	83.5%	83.9%	(0.4)	pts
Average length of passenger haul (miles)	1,003	1,008	(0.5)%
Average aircraft stage length (miles)	760	763	(0.4)%
Trips flown	1,010,703	981,409	3.0%
Seats flown(d)	150,258,237	144,264,317	4.2%
Seats per trip(e)	148.67	147.00	1.1%
Average passenger fare	$149.16	$150.69	(1.0)%
Passenger revenue yield per RPM (cents)(f)	14.87	14.95	(0.5)%
Operating revenues per ASM (cents)(g)	13.71	13.78	(0.5)%
Passenger revenue per ASM (cents)(h)	12.42	12.54	(1.0)%
Operating expenses per ASM (cents)(i)	11.35	11.17	1.6%
Operating expenses per ASM, excluding fuel (cents)	8.83	8.74	1.0%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.46	8.33	1.6%
Fuel costs per gallon, including fuel tax	$1.88	$1.79	5.0%
Fuel costs per gallon, including fuel tax, economic	$1.96	$1.87	4.8%
Fuel consumed, in gallons (millions)	1,544	1,498	3.1%
Active fulltime equivalent Employees	55,671	53,072	4.9%
Aircraft at end of period	687	714	(3.8)%

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
(e) Seats per trip is calculated using seats flown divided by trips flown. Also referred to as "gauge."
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
(h) Calculated as passenger revenue divided by available seat miles. Also referred to as "passenger unit revenues," this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(i) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.

Financial Overview

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2017 and 2016 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2017	2016	Percent Change	2017	2016	Percent Change
Operating income	$834	$695	20.0%	$2,742	$2,915	(5.9)%
Net income	$503	$388	29.6%	$1,600	$1,722	(7.1)%
Net income per share, diluted	$0.84	$0.62	35.5%	$2.64	$2.70	(2.2)%

Non-GAAP
Operating income	$871	$972	(10.4)%	$2,709	$3,190	(15.1)%
Net income	$528	$582	(9.3)%	$1,648	$1,907	(13.6)%
Net income per share, diluted	$0.88	$0.93	(5.4)%	$2.72	$3.00	(9.3)%

Third quarter 2017 Net income was $503 million, a 29.6 percent increase year-over-year, or $0.84 per diluted share. This increase was attributable to a 1.6 percent increase in Passenger revenues driven by a 3.1 percent year-over-year capacity growth and strong demand for low-fare air travel. Prior year results included $356 million of ratification bonuses accrued in Salaries, wages, and benefit expense associated with tentative collective-bargaining agreements reached with multiple unionized workgroups. The Company considered these accrued contract ratification bonuses a special item in its presentation of financial results. Excluding special items in both years, third quarter 2017 non-GAAP Net income was $528 million, a 9.3 percent decrease year-over-year, or $0.88 per diluted share. Operating income for third quarter 2017 was $834 million, and non-GAAP Operating income for third quarter 2017, was $871 million.

For the nine months ended September 30, 2017, Net income was $1.60 billion, a 7.1 percent decrease year-over-year, or $2.64 per diluted share, and non-GAAP Net income was $1.65 billion, a 13.6 percent decrease year-over-year, or $2.72 per diluted share. These decreases were primarily due to a 6.0 percent increase in Salaries, wages, and benefits expense, primarily due to wage rate increases resulting from amended collective-bargaining agreements reached with multiple unionized workgroups, coupled with an 8.1 percent increase in Fuel and oil expense, primarily due to increases in market prices. The decrease in Net income was reduced by a 3.1 percent increase in Passenger revenues driven by a 4.1 percent year-over-year capacity growth and strong demand for low-fare air travel. Prior year results included $356 million of contract ratification bonuses accrued in Salaries, wages, and benefit expense associated with tentative collective-bargaining agreements reached with multiple unionized workgroups. Operating income for the nine months ended September 30, 2017 was $2.74 billion, and non-GAAP Operating income for the nine months ended September 30, 2017, was $2.71 billion.

For the twelve months ended September 30, 2017, the Company's earnings performance, combined with its actions to manage invested capital, produced a 26.8 percent pre-tax non-GAAP return on invested capital ("ROIC"), compared with the Company's ROIC of 32.3 percent for the twelve months ended September 30, 2016. The primary cause of the year-over-year decline in ROIC was the decrease in Operating income for the twelve months ended September 30, 2017, compared with the twelve months ended September 30, 2016. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

Company Overview
The Company ended third quarter 2017 with 687 aircraft in its fleet, which reflects the third quarter delivery of 6 new 737-800 aircraft from Boeing, 9 new 737 MAX 8 aircraft from Boeing, and 6 pre-owned Boeing 737-700 aircraft from third parties. Additionally, the Company currently expects to take delivery of 11 new 737-800 aircraft, 5 new 737 MAX 8 aircraft, and 4 pre-owned 737-700 aircraft during fourth quarter 2017. The 737 MAX 8 aircraft was placed into service on October 1, 2017. The Company also retired the remaining 69 Boeing 737-300 ("Classic") aircraft during third quarter 2017, as part of an accelerated retirement schedule for its Classic aircraft. The Company recorded a charge of $63 million related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that may have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. After taking into account scheduled deliveries for new and pre-owned aircraft during fourth quarter 2017, the Company's fleet is expected to increase to 707 aircraft by year-end 2017. For 2018, the Company's current firm aircraft commitments would result in 750 aircraft in the Company's fleet by year-end. The Company continues to expect its 2018 year-over-year ASM growth to be less than 5.7 percent, with first half 2018 year-over-year ASM growth in the range of three to four percent. The Company continues to expect the retirement of its Classic aircraft to produce significant incremental cost savings and improvements in pre-tax results of at least $200 million, cumulatively, by the end of 2020.
During July 2017, the Company announced new scheduled international service beginning in 2018 between Indianapolis and Cancun, seasonally, and between Fort Lauderdale and Aruba. During August 2017, the Company announced 19 new routes from California cities, beginning in 2018. Among the new routes, the Company added new service from both San Jose and Sacramento to San Jose del Cabo/Cabo San Lucas, and from both Columbus, Ohio and New Orleans, Louisiana to Cancun, beginning in 2018 and subject to requisite government approvals. During October 2017, the Company announced plans to begin selling tickets in 2018 for service to Hawaii, subject to requisite governmental approvals, including approval from the FAA for Extended Operations (ETOPS), a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands.
The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company currently expects its fourth quarter 2017 ASMs to increase in the one to two percent range, compared with fourth quarter 2016.
During September 2017, the Company's Facilities Maintenance Technicians, represented by Aircraft Mechanics Fraternal Association, reached a tentative collective-bargaining agreement with the Company. A ratification vote has not yet been scheduled.

The Company continued to return value to its Shareholders during third quarter 2017 through a $300 million accelerated share repurchase program, which was launched in August 2017 with a financial institution in a privately negotiated transaction ("Third Quarter 2017 ASR Program"). The Company received 5.3 million shares in total under the Third Quarter 2017 ASR Program, which was completed in October 2017. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. The launch of the Third Quarter 2017 ASR Program brings total repurchases of common stock in 2017 to $1.25 billion. The Company has $1.7 billion remaining under its May 2017 $2.0 billion share repurchase authorization. See Part II, Item 2 for further information on the Company's share repurchase authorization. The Company also made dividend payments totaling $75 million during third quarter 2017.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2017 and September 30, 2016

Operating Revenues

Passenger revenues for third quarter 2017 increased by $76 million, or 1.6 percent, year-over-year. Holding all other factors constant, the increase was primarily attributable to a 3.1 percent increase in capacity, partially offset by approximately $100 million in reduced revenues as a result of the hurricanes and earthquakes (the "natural disasters") during third quarter 2017. The Company canceled approximately 5,000 flights due to the natural disasters. On a unit basis, Passenger revenues decreased 1.4 percent, year-over-year, largely driven by a 0.9 percent decrease in Passenger revenue yield due to the industry's competitive domestic fare environment. Load factor remained solid at 84.8 percent.

Freight revenues for third quarter 2017 were flat, compared with third quarter 2016. Based on current trends, the Company expects fourth quarter 2017 Freight revenues to increase compared with fourth quarter 2016.

Other revenues for third quarter 2017 increased by $56 million, or 13.1 percent, year-over-year. Approximately 75 percent of the increase was due to an increase in revenue associated with cardholder spend on the Company's co-branded Chase® Visa credit card, and the remainder of the increase was due to higher ancillary revenues. The Company currently expects Other revenues in fourth quarter 2017 to increase, compared with fourth quarter 2016.

Third quarter 2017 unit revenue results included headwinds of less than a point from the Company's new reservation system that are not expected to continue in fourth quarter 2017. The Company continues to expect the benefits from the new reservation system capabilities to produce incremental improvements to 2018 pre-tax results of an estimated $200 million.

While the revenue yield environment remains competitive, passenger revenue yields for October, on a year-over-year basis, have improved sequentially from August and September year-over-year trends, and travel demand remains solid. Based on these trends and current bookings, the Company expects fourth quarter 2017 operating unit revenues to increase in the range of up slightly to 1.5 percent, as compared with fourth quarter 2016.

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

Operating Expenses

Operating expenses for third quarter 2017 decreased by $7 million, or 0.2 percent, compared with third quarter 2016, while capacity increased 3.1 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended September 30,				Per ASM change	Percent change
(in cents, except for percentages)	2017		2016
Salaries, wages, and benefits	4.60	¢	5.04	¢	(0.44)¢	(8.7)%
Fuel and oil	2.57		2.48		0.09	3.6
Maintenance materials and repairs	0.67		0.68		(0.01)	(1.5)
Aircraft rentals	0.13		0.15		(0.02)	(13.3)
Landing fees and other rentals	0.83		0.81		0.02	2.5
Depreciation and amortization	0.77		0.83		(0.06)	(7.2)
Other operating expenses	1.79		1.74		0.05	2.9
Total	11.36	¢	11.73	¢	(0.37)¢	(3.2)%

Operating expenses per ASM for third quarter 2017 decreased by 3.2 percent, compared with third quarter 2016, primarily due to $356 million of ratification bonuses accrued in Salaries, wages, and benefits expense in third quarter 2016, associated with tentative collective-bargaining agreements reached with multiple unionized workgroups. This decrease was partially offset by an increase in market jet fuel prices, coupled with charges associated with grounding the Company's remaining Classic aircraft on September 29, 2017. See discussion of Other operating expenses below for further information. Operating expenses per ASM for third quarter 2017, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 3.9 percent, compared with third quarter 2016, primarily due to wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups during or since third quarter 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense, special items, and profitsharing expense, the Company expects its fourth quarter 2017 unit costs to be in the range of flat to up 1.5 percent, year-over-year. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
Salaries, wages, and benefits expense for third quarter 2017 decreased by $114 million, or 6.0 percent, compared with third quarter 2016. On a per ASM basis, third quarter 2017 Salaries, wages, and benefits expense decreased 8.7 percent, compared with third quarter 2016. On both a dollar and per ASM basis, the majority of the decreases were the result of $356 million of ratification bonuses accrued in third quarter 2016, associated with tentative collective-bargaining agreements reached with multiple unionized workgroups. This decrease was partially offset by higher salaries and resulting contributions to the Company sponsored 401(k) plans, primarily driven by wage rate increases as a result of amended collective-bargaining agreements reached during or since third quarter 2016. Based on current cost trends and anticipated capacity, the Company expects fourth quarter 2017 Salaries, wages, and benefits expense per ASM, excluding special items and profitsharing expense, to increase, compared with fourth quarter 2016. The year-over-year projection does not reflect the potential impact of special items and profitsharing expense in both years because the Company cannot reliably predict or estimate those items or expense or their impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Fuel and oil expense for third quarter 2017 increased by $62 million, or 6.6 percent, compared with third quarter 2016. On a per ASM basis, third quarter 2017 Fuel and oil expense increased 3.6 percent, compared with third quarter 2016. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by a decrease in net hedging losses recognized compared to third quarter 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon decreased 1.0 percent, year-over-year, from $2.02 for third quarter 2016 to $2.00 for third quarter 2017. The Company also slightly improved its fuel efficiency during third quarter 2017, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 1.6 percent, as compared with third quarter 2016, while year-over-year capacity increased 3.1 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $117 million in Fuel and oil expense for third quarter 2017, compared with net losses totaling $189 million for third quarter 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $163 million paid to counterparties for third quarter 2017, compared with $287 million paid to counterparties for third quarter 2016. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

As of October 20, 2017, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2018	79%
2019	63%
Beyond 2019 (b)	10%

(a) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to 2017 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) The Company's coverage for 2020 was approximately 10 percent of estimated fuel consumption. The coverage beyond 2020 was not significant.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at September 30, 2017, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value (liability) of fuel derivative contracts at September 30, 2017	Amount of gains (losses) deferred in AOCI at September 30, 2017 (net of tax)
Remainder of 2017	$(133)	$(80)
2018	55	(49)
2019	50	(6)
Beyond 2019	18	(1)
Total	$(10)	$(136)

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash payments related to hedges that will settle, the Company is providing the below sensitivity table for fourth quarter 2017 jet fuel prices at different crude oil assumptions as of October 20, 2017, and for expected premium costs associated with settling contracts.

Estimated economic jet fuel price per gallon, including taxes
Average Brent Crude Oil price per barrel	4Q 2017 (b)
$30	$1.35 - $1.40
$40	$1.55 - $1.60
Current Market (a)	Approximately $2.10
$70	$2.10 - $2.15
$80	$2.25 - $2.30
Estimated premium costs (c)	Approximately $34 million
(a) Brent crude oil average market price as of October 20, 2017, was approximately $57 per barrel for fourth quarter 2017.
(b) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of October 20, 2017. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-

GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.
(c) Fuel hedge premium expense is recognized as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for third quarter 2017 increased $5 million, or 1.9 percent, compared with third quarter 2016. On a per ASM basis, Maintenance materials and repairs expense decreased 1.5 percent, compared with third quarter 2016, as the dollar increases were more than offset by the 3.1 percent increase in capacity. On a dollar basis, the majority of the increase was due to an increase in Boeing 737-700 engine maintenance resulting from increased utilization and additional flight hours, partially offset by a decrease in airframe expenses due to the timing of regular maintenance checks and the retirement of the Company's Classic fleet. The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2017 to be comparable with fourth quarter 2016.

Aircraft rentals expense for third quarter 2017 decreased by $5 million, or 8.9 percent, compared with third quarter 2016. On a per ASM basis, Aircraft rentals expense decreased 13.3 percent, compared with third quarter 2016. On both a dollar and per ASM basis, the majority of the decreases were due to lease returns and the purchase of nine 737-300 aircraft that were previously on operating leases since third quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information. The Company currently expects Aircraft rentals expense per ASM for fourth quarter 2017 to decrease, compared with fourth quarter 2016.

Landing fees and other rentals expense for third quarter 2017 increased by $17 million, or 5.5 percent, compared with third quarter 2016. On a per ASM basis, Landing fees and other rentals expense increased 2.5 percent, compared with third quarter 2016. On a dollar basis, the majority of the increase was due to the 2.6 percent increase in Trips flown and a change in fleet mix to larger capacity aircraft, coupled with airport rate escalations for capital investments at many airports across Company's network. The increase per ASM was primarily due to rate escalations at many airports across the Company's network. The Company currently expects Landing fees and other rentals expense per ASM for fourth quarter 2017 to increase, compared with fourth quarter 2016.

Depreciation and amortization expense for third quarter 2017 decreased by $13 million, or 4.1 percent, compared with third quarter 2016. On a per ASM basis, Depreciation and amortization expense decreased 7.2 percent, compared with third quarter 2016. On both a dollar and per ASM basis, the majority of the decreases were the result of the retirement of the Company's Classic fleet, partially offset by increases in depreciation associated with the deployment of new technology assets. The Company currently expects Depreciation and amortization expense per ASM for fourth quarter 2017 to decrease, compared with fourth quarter 2016.

Other operating expenses for third quarter 2017 increased by $41 million, or 6.2 percent, compared with third quarter 2016. On a per ASM basis, Other operating expenses increased 2.9 percent, compared with third quarter 2016. On both a dollar and per ASM basis, the majority of the increases were attributable to charges totaling $83 million in third quarter 2017, associated with the retirement of the Company's Classic aircraft. These charges included a $63 million aircraft grounding charge related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that may have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. The charges also included $20 million of lease termination expenses associated with four Classic aircraft that were acquired during third quarter 2017 prior to their grounding. These charges related to the grounding or cease-use of the Classic fleet were considered special items and thus excluded from the Company's non-GAAP results. The remainder of the year-over-year increases were primarily due to higher travel expenses for Flight Crews and higher hotel rates. These increases were partially offset by lower contract programming and consulting expenses due to the Company completing several technology projects, including the transition to its new reservation system during second quarter 2017. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company currently expects Other operating expenses per ASM for fourth quarter 2017, excluding special items in both periods, to increase, compared with fourth quarter 2016. The year-over-year projection does not reflect the potential impact of special items in both years because the Company cannot reliably predict or estimate those items or their impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for third quarter 2017 decreased by $3 million, or 9.7 percent, compared with third quarter 2016, primarily due to three debt facilities maturing since third quarter 2016, including the Company's remaining 5.25% convertible senior notes in October 2016, $300 million of 5.75% senior unsecured notes in December 2016, and $300 million of 5.125% senior unsecured notes in March 2017. These were partially offset by the issuance of two debt facilities since third quarter 2016, including a $215 million floating rate term loan in October 2016 and $300 million of 3.00% senior unsecured notes in November 2016.

Capitalized interest for third quarter 2017 increased by $3 million, or 25.0 percent, compared with third quarter 2016, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for third quarter 2017 increased by $3 million, or 50.0 percent, compared with third quarter 2016, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
(in millions)	2017	2016
Mark-to-market impact from fuel contracts settling in future periods	$(3)	$20
Ineffectiveness from fuel hedges settling in future periods	8	(4)
Realized ineffectiveness and mark-to-market (gains) or losses	(1)	15
Premium cost of fuel contracts	34	34
Other	1	(1)
	$39	$64

Income Taxes

The Company's effective tax rate was approximately 36.4 percent in third quarter 2017, compared with 37.2 percent in third quarter 2016. This decrease was primarily attributable to higher tax credits applied during third quarter 2017, compared with third quarter 2016. The Company projects a full year 2017 effective tax rate of approximately 36 to 37 percent based on currently forecasted financial results.

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

Operating Revenues

Passenger revenues for the nine months ended September 30, 2017, increased $432 million, or 3.1 percent, compared with the first nine months of 2016. Holding all other factors constant, the majority of the increase was attributable to a 4.1 percent increase in capacity, partially offset by approximately $100 million in reduced revenues as a result of the natural disasters during third quarter 2017. On a unit basis, Passenger revenues decreased 1.0 percent, year-over-year, largely driven by a 0.5 percent decrease in Passenger revenue yield due to the industry's competitive domestic fare environment. Load factor remained solid at 83.5 percent.

Freight revenues for the nine months ended September 30, 2017, were relatively flat, compared with the first nine months of 2016.

Other revenues for the nine months ended September 30, 2017, increased by $116 million, or 9.3 percent, compared with the first nine months of 2016, primarily as a result of an increase in revenue associated with cardholder spend on the Company's co-branded Chase® Visa credit card.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017, increased by $720 million, or 5.8 percent, compared with the first nine months of 2016, while capacity increased 4.1 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Nine months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2017		2016		change	change
Salaries, wages, and benefits	4.65	¢	4.56	¢	0.09 ¢	2.0%
Fuel and oil	2.52		2.43		0.09	3.7
Maintenance materials and repairs	0.65		0.72		(0.07)	(9.7)
Aircraft rentals	0.14		0.16		(0.02)	(12.5)
Landing fees and other rentals	0.84		0.82		0.02	2.4
Depreciation and amortization	0.81		0.81		—	—
Other operating expenses	1.74		1.67		0.07	4.2
Total	11.35	¢	11.17	¢	0.18 ¢	1.6%

Operating expenses per ASM for the first nine months of 2017 increased by 1.6 percent, compared with the first nine months of 2016, primarily due to increases in market jet fuel prices, wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups during or since third quarter 2016, and charges associated with the grounding of the Company's remaining Classic aircraft. This increase was partially offset by $356 million of ratification bonuses accrued in third quarter 2016, associated with tentative collective-bargaining agreements reached with multiple unionized workgroups. Operating expenses per ASM for the first nine months of 2017, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 4.3 percent, year-over-year, primarily due to wage rate increases as a result of amended collective-bargaining agreements reached with multiple unionized workgroups during or since third quarter 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2017 increased by $306 million, or 6.0 percent, compared with the first nine months of 2016. Salaries, wages, and benefits expense per ASM for the first nine months of 2017 increased 2.0 percent, compared with the first nine months of 2016. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries and resulting contributions to the Company sponsored 401(k) plans, primarily driven by wage rate increases as a result of amended collective-bargaining agreements reached during or since third quarter 2016. These increases were partially offset by $356 million of ratification bonuses accrued during the first nine months of 2016, associated with tentative collective-bargaining agreements reached with multiple unionized workgroups.

Fuel and oil expense for the first nine months of 2017 increased by $219 million, or 8.1 percent, compared with the first nine months of 2016. On a per ASM basis, Fuel and oil expense for the first nine months of 2017 increased 3.7 percent, compared with the first nine months of 2016. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by a decrease in net hedging losses recognized compared to the first nine months of 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel cost per gallon increased 4.8 percent, year-over-year, from $1.87 during the first nine months of 2016 to $1.96 during the first nine months of 2017. The Company also improved its fuel efficiency during the first nine months of 2017, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 3.1 percent, compared with the first nine months of 2016, while year-over-year capacity increased 4.1 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $346 million in Fuel and oil expense for the first nine months of 2017, compared with net losses totaling $652 million for the first nine months of 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $475 million paid to counterparties for the first nine months of 2017, compared with $772 million paid to counterparties for the first nine months of 2016. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. These items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Maintenance materials and repairs expense for the first nine months of 2017 decreased by $43 million, or 5.4 percent, compared with the first nine months of 2016. On a per ASM basis, Maintenance materials and repairs expense decreased 9.7 percent, compared with the first nine months of 2016. On both a dollar and per ASM basis, the majority of the decreases were attributable to a decrease in airframe maintenance expenses primarily as a result of the retirement of the Company's Classic fleet, partially offset by increases in Boeing 737-700 engine maintenance due to increased utilization and additional flight hours.

Aircraft rentals expense for the first nine months of 2017 decreased by $16 million, or 9.2 percent, compared with the first nine months of 2016. On a per ASM basis, Aircraft rentals expense decreased by 12.5 percent, compared with the first nine months of 2016. On both a dollar and per ASM basis, the majority of the decreases were due to 737-300 lease returns and the purchase of nine 737-300 aircraft that were previously on operating leases since third quarter 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information.

Landing fees and other rentals expense for the first nine months of 2017 increased by $51 million, or 5.6 percent, compared with the first nine months of 2016. On a per ASM basis, Landing fees and other rentals expense increased 2.4 percent, compared with the first nine months of 2016. On a dollar basis, the majority of the increase was due to the 3.0 percent increase in Trips flown and a change in fleet mix to larger capacity aircraft, coupled with airport rate escalations for capital projects at many airports across the Company's network. The increase per ASM was primarily due to rate escalations at many airports across the Company's network.

Depreciation and amortization expense for the first nine months of 2017 increased by $36 million, or 4.0 percent, compared with the first nine months of 2016. On a per ASM basis, Depreciation and amortization expense remained flat, compared with the first nine months of 2016. On a dollar basis, the majority of the increase was associated with the deployment of new technology assets. This increase was partially offset by a net decrease in depreciation expense related to the Company's flight equipment, as the decrease from the retirement of the Company's Classic fleet exceeded the additional depreciation from the addition of new 737-800 aircraft and pre-owned 737-700 aircraft on capital leases.

Other operating expenses for the first nine months of 2017 increased by $167 million, or 9.0 percent, compared with the first nine months of 2016. On a per ASM basis, Other operating expenses increased 4.2 percent, compared with the first nine months of 2016. On a dollar basis, approximately 50 percent of the increase was attributable to charges totaling $96 million during the first nine months of 2017, associated with the grounding of the Company's remaining Classic aircraft. These charges included a $63 million aircraft grounding charge related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that may have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. The charges also included $33 million of lease termination expenses associated with eight Classic aircraft that were acquired during the first nine months of 2017 prior to their grounding. These charges related to the grounding or cease-use of the Classic fleet were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Approximately 40 percent of the increase was attributable to increased personnel expenses due to higher travel expenses for Flight Crews and higher hotel rates, as well as new Heart-themed uniforms for the Company's operations personnel. The remainder of the increase was due to revenue related costs driven by the 4.2 percent increase in Revenue Passengers carried. On a per ASM basis, the majority of the increase was due to the charges from the grounding of the Company's Classic fleet.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first nine months of 2017 decreased by $9 million, or 9.7 percent, compared with the first nine months of 2016, primarily due to three debt facilities maturing since third quarter 2016, including the Company's remaining 5.25% convertible senior notes in October 2016, $300 million of 5.75% senior unsecured notes in December 2016, and $300 million of 5.125% senior unsecured notes in March 2017. These were partially offset by the issuance of two debt facilities since third quarter 2016, including a $215 million floating rate term loan in October 2016 and $300 million of 3.00% senior unsecured notes in November 2016.

Capitalized interest for the first nine months of 2017 increased by $4 million, or 11.8 percent, compared with the first nine months of 2016, primarily due to interest on facility construction projects.

Interest income for the first nine months of 2017 increased by $7 million, or 41.2 percent, compared with the first nine months of 2016, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
(in millions)	2017	2016
Mark-to-market impact from fuel contracts settling in future periods	$66	$16
Ineffectiveness from fuel hedges settling in future periods	29	(3)
Realized ineffectiveness and mark-to-market (gains) or losses	14	7
Premium cost of fuel contracts	102	117
Other	(4)	(2)
	$207	$135

Income Taxes

The Company's effective tax rate was approximately 36.3 percent for the first nine months of 2017, compared with the 37.1 percent rate for the first nine months of 2016. This decrease was primarily attributable to higher tax credits applied during the first nine months of 2017, compared with the first nine months of 2016.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2017	2016	Change	2017	2016	Change
Fuel and oil expense, unhedged	$886	$751		$2,569	$2,044
Add: Fuel hedge (gains) losses included in Fuel and oil expense, net	117	190		346	652
Fuel and oil expense, as reported	$1,003	$941		$2,915	$2,696
Add: Net impact from fuel contracts	46	97		129	120
Fuel and oil expense, excluding special items (economic)	$1,049	$1,038	1.1%	$3,044	$2,816	8.1%

Total operating expenses, as reported	$4,437	$4,444		$13,155	$12,435
Deduct: Contract ratification bonuses	—	(356)		—	(356)
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(1)	15		14	7
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	47	82		115	113
Deduct: Asset impairment	—	—		—	(21)
Deduct: Lease termination expense	(20)	(18)		(33)	(18)
Deduct: Aircraft grounding charge	(63)	—		(63)	—
Total operating expenses, excluding special items	$4,400	$4,167	5.6%	$13,188	$12,160	8.5%

Operating income, as reported	$834	$695		$2,742	$2,915
Add: Contract ratification bonuses	—	356		—	356
Add (Deduct): Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	1	(15)		(14)	(7)
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	(47)	(82)		(115)	(113)
Add: Asset impairment	—	—		—	21
Add: Lease termination expense	20	18		33	18
Add: Aircraft grounding charge	63	—		63	—
Operating income, excluding special items	$871	$972	(10.4)%	$2,709	$3,190	(15.1)%

Net income, as reported	$503	$388		$1,600	$1,722
Add: Contract ratification bonuses	—	356		—	356
Add (Deduct): Mark-to-market impact from fuel contracts settling in future periods	(3)	20		66	16
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	8	(4)		29	(3)
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(47)	(82)		(115)	(113)
Add: Asset impairment	—	—		—	21
Add: Lease termination expense	20	18		33	18
Add: Aircraft grounding charge	63	—		63	—
Deduct: Net income tax impact from fuel and special items (b)	(16)	(114)		(28)	(110)
Net income, excluding special items	$528	$582	(9.3)%	$1,648	$1,907	(13.6)%

Net income per share, diluted, as reported	$0.84	$0.62		$2.64	$2.70
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares	(0.07)	(0.11)		(0.03)	(0.16)
Add: Impact of special items	0.14	0.60		0.16	0.62
Deduct: Net income tax impact of fuel and special items (b)	(0.03)	(0.18)		(0.05)	(0.16)
Net income per share, diluted, excluding special items	$0.88	$0.93	(5.4)%	$2.72	$3.00	(9.3)%

Operating expenses per ASM (cents)	11.36 ¢	11.73 ¢		11.35 ¢	11.17 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.57)	(2.48)		(2.52)	(2.43)
Deduct: Impact of special items	(0.21)	(0.99)		(0.08)	(0.35)
Operating expenses per ASM, excluding Fuel and oil and special items (cents)	8.58 ¢	8.26 ¢	3.9%	8.75 ¢	8.39 ¢	4.3%
(a) As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve Months Ended	Twelve Months Ended
	September 30, 2017	September 30, 2016
Operating income, as reported	$3,588	$3,940
Contract ratification bonuses	—	495
Net impact from fuel contracts	(211)	(300)
Acquisition and integration costs	—	7
Asset impairment	—	21
Lease termination expense	37	18
Aircraft grounding charge	63	—
Operating income, non-GAAP	$3,477	$4,181
Net adjustment for aircraft leases (a)	110	115
Adjustment for fuel hedge accounting (b)	(137)	(160)
Adjusted Operating income, non-GAAP (A)	$3,450	$4,136

Debt, including capital leases (c)	$3,184	$3,160
Equity (c)	8,404	7,538
Net present value of aircraft operating leases (c)	837	1,066
Average invested capital	$12,425	$11,764
Equity adjustment for hedge accounting (b)	426	1,044
Adjusted average invested capital (B)	$12,851	$12,808

Non-GAAP ROIC, pre-tax (A/B)	26.8%	32.3%

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

The Company’s GAAP results in the applicable periods include other charges or benefits that are also deemed "special items," that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. Special items include:

1.
Contract ratification bonuses recorded for certain workgroups. As the bonuses would only be paid at ratification of the associated tentative agreement and would not represent an ongoing expense to the Company, management believes its results for the associated periods are more usefully compared if the impacts of ratification bonus amounts are excluded from results. Generally, union contract agreements cover a specified three- to five- year period, although such contracts officially never expire, and the agreed upon terms remain in place until a revised agreement is reached, which can be several years following the amendable date;

2.
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

4.
Lease termination costs recorded as a result of the Company acquiring 13 of its Boeing 737-300 aircraft off operating leases as part of the Company’s strategic effort to remove its Classic aircraft from operations on or before September 29, 2017, in the most economically advantageous manner possible. The Company had not budgeted for these early lease termination costs, as they were subject to negotiations being concluded with the third party lessors. The Company recorded the fair value of the aircraft acquired off operating leases, as well as any associated remaining obligations to the balance sheet as debt; and

5.
An Aircraft grounding charge recorded in third quarter 2017, as a result of the Company grounding its remaining Boeing 737-300 aircraft on September 29, 2017. The loss was a result of the remaining net lease payments due and certain lease return requirements that may have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date. The Company had not budgeted for the lease return requirements, as they are subject to negotiation with third party lessors.

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items.

The Company has also provided its calculation of return on invested capital, which is a measure of financial performance used by management to evaluate its investment returns on capital. Return on invested capital is not a substitute for financial results as reported in accordance with GAAP, and should not be utilized in place of such GAAP results. Although return on invested capital is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net income, non-GAAP and Operating income, non-GAAP - the comparable GAAP measures include charges or benefits that are deemed "special items" that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since in the vast majority of cases the "special items" cannot be reliably predicted or estimated. The Company believes non-GAAP return on invested capital is a meaningful measure because it quantifies the Company's effectiveness in generating returns relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation, in order to allow investors to compare and contrast its calculation to those provided by other companies.

Liquidity and Capital Resources

Net cash provided by operating activities was $996 million for the three months ended September 30, 2017, compared with $856 million provided by operating activities in the same prior year period. For the nine months ended September 30, 2017, net cash provided by operating activities was $3.4 billion, compared with $3.6 billion provided by operating activities in the nine months ended September 30, 2016. The operating cash flows for the nine months ended September 30, 2017, were largely impacted by the Company's Net income (as adjusted for noncash items), and an $817 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. Additionally, the Company had net cash inflows of $286 million in cash collateral from fuel derivative counterparties during the nine months ended September 30, 2017. See Note 3 to the unaudited Condensed Consolidated Financial Statements. For the nine months ended September 30, 2016, in addition to the Company's Net income (as adjusted for noncash items), there was a $686 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and the Company had net cash inflows of $230 million in cash collateral from fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $620 million during the three months ended September 30, 2017, compared with $584 million used in investing activities in the same prior year period. Net cash used in investing activities during the nine months ended September 30, 2017, totaled $1.7 billion, versus $1.4 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2017, Capital expenditures were $1.6 billion, the majority of which was payments for new aircraft delivered to the Company, but also included airport and other facility construction projects. This compared with $1.4 billion in Capital expenditures during the same prior year period. During the nine months ended September 30, 2017, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $43 million, compared with a net cash inflow of $1 million during the same prior year period.

Net cash used in financing activities was $453 million during the three months ended September 30, 2017, compared with $346 million used in financing activities for the same prior year period. Net cash used in financing activities during the nine months ended September 30, 2017, was $1.9 billion, compared with $1.8 billion used in financing activities for the same prior year period. During the nine months ended September 30, 2017, the Company repaid $534 million in debt and capital lease obligations, repurchased $1.25 billion of its outstanding common stock through accelerated share repurchase programs and open market share repurchases, and paid $274 million in dividends to Shareholders. During the nine months ended September 30, 2016, the Company repaid $171 million in debt and capital lease obligations, repurchased approximately $1.5 billion of its outstanding common stock through accelerated share repurchase programs, and paid $222 million in dividends to Shareholders.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

On August 14, 2017, Standard & Poor's upgraded the Company's investment grade credit ratings to "BBB+" from "BBB." The upgrade of the Company’s investment grade rating was based on the Company's consistent profitability and cost advantage, exceptional liquidity, and manageable funded debt. The Company maintained its investment grade credit ratings of "A3" with Moody's and "BBB+" with Fitch.

The Company has access to a $1.0 billion unsecured revolving credit facility. During third quarter 2017, the Company exercised its right to extend the expiration of this revolving credit facility to August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2017, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization. Under this $2.0 billion share repurchase authorization, in August 2017, the Company launched the Third Quarter 2017 ASR Program and advanced $300 million to a financial institution in a privately negotiated transaction. The Company received 5.3 million shares in total under the Third Quarter 2017 ASR Program, which was completed in October 2017. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. The launch of the Third Quarter 2017 ASR Program brings total repurchases of common stock in 2017 to $1.25 billion as of September 30, 2017. The Company had $1.7 billion remaining under its May 2017 $2.0 billion share repurchase authorization as of September 30, 2017.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales and frequent flyer deferred revenue, which are performance obligations for future customer flights, do not require future settlement in cash, and are mostly nonrefundable. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.0 billion as of September 30, 2017, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of September 30, 2017, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

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
(b) Includes 28 737-800s, 14 737-700s, and 9 737 MAX-8s delivered as of September 30, 2017.

The Company's capital commitments associated with the firm orders and additional aircraft in the above aircraft table are as follows: $159 million remaining in 2017, $1.0 billion in 2018, $612 million in 2019, $817 million in 2020, $960 million in 2021, and $5.3 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of September 30, 2017:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	13	508	397	111
737-800	175	3	170	163	7
737 MAX 8	175	—	9	9	—
Totals		10	687	569	118

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s fleet and capacity plans and related financial expectations, including the Company’s specific financial expectations related to the accelerated retirement of its Classic aircraft;

•	the Company’s network and schedule optimization plans and strategies;

•	the Company’s expectations with respect to the functionality and related operational and financial benefits and opportunities associated with the Company’s new reservation system;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans and expectations with respect to managing risk associated with changing jet fuel prices;

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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
the impact of changes in consumer behavior, actions of competitors (including, without limitation, pricing, scheduling, capacity and network decisions, and consolidation and alliance activities), fuel prices, economic conditions, natural disasters, and other factors beyond the Company’s control on the Company's business decisions, plans, and strategies;

•	the Company's dependence on third parties, in particular with respect to its fleet and technology plans and expectations;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	changes in the price of aircraft fuel, the impact of hedge accounting, and any changes to the Company's fuel hedging strategies and positions;

•	the Company’s ability to timely and effectively prioritize its initiatives and related expenditures;

•	the impact of governmental regulations and other governmental actions related to the Company and its operations; and

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2017, the estimated fair value of outstanding contracts, excluding the impact of cash collateral provided to or held by counterparties, was a net liability of $10 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that eventually settle in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2017, the Company had six counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2017, $14 million in cash collateral deposits were provided by the Company to counterparties based on its outstanding fuel derivative instrument portfolio. Due to the terms of the Company's current fuel hedging agreements with counterparties and the types of derivatives held, in the Company's judgment, it does not have significant additional cash collateral exposure. Given its investment grade credit rating, the Company can meet any additional significant collateral calls by posting aircraft and/or letters of credit. As an example, if market prices for the commodities used in the Company's fuel hedging activities were to decrease by 25 percent from market prices as of September 30, 2017, given the Company's current fuel derivative portfolio, its aircraft collateral facilities, and its investment grade credit rating, it would likely provide an additional $45 million in cash collateral. At September 30, 2017, the Company had $1.6 billion of aircraft available to be posted as collateral if the need were to arise. In addition, the Company would expect to also benefit from lower market prices paid for fuel used in its operations. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran Holdings, Inc. and its subsidiary AirTran Airways, Inc. (collectively with AirTran Holdings, Inc., "AirTran") in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint sought injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs have abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. On July 12, 2016, the Court granted plaintiffs’ motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants have appealed that decision, and the appeal is pending. On March 29, 2017, the Court granted defendants’ motion for summary judgment and dismissed all claims against AirTran. On April 13, 2017, the plaintiffs filed a notice of appeal from the district court's judgment, and on April 24, 2017, AirTran filed a conditional notice of cross-appeal to appeal the Court's order certifying a class. The appeals of the class certification and summary judgment orders have been consolidated and are currently pending. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

Also, on June 30, 2015, the U.S. Department of Justice ("DOJ") issued a Civil Investigative Demand ("CID") to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the date of the CID including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity; and on August 21, 2015, the Attorney General of the State of Ohio issued an investigative demand seeking information and documents about the Company’s capacity from December 2013 to the date of the CID. The Company is cooperating fully with the DOJ CID and these two state inquiries.

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

In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in the Federal Court in Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian residents traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in the Supreme Court of British Columbia on July 15, 2015, Court of Queen's Bench for Saskatchewan on August 4, 2015, Superior Court of the Province of Quebec on September 21, 2015, and Ontario Superior Court of Justice on October 6, 2015. In December 2015, the Company entered into Tolling and Discontinuance agreements with putative class counsel in the Federal Court and British Columbia and Ontario proceedings and a discontinuance agreement with putative class counsel in the Quebec proceeding. The other defendants entered into an agreement with the same putative class counsel to stay the Federal Court, British Columbia and Quebec proceedings and to proceed in Ontario. On June 10, 2016, the Federal Court granted plaintiffs' motion to discontinue that action against the Company without prejudice and stayed the action against the other defendants. On July 13, 2016, the plaintiff unilaterally discontinued the action against the Company in British Columbia. On February 14, 2017, the Quebec Court granted the plaintiff’s motion to discontinue the Quebec proceeding against the Company and to stay that proceeding against the other defendants. On March 10, 2017, the Ontario Court granted the plaintiff’s motion to discontinue that proceeding as to the Company. On September 29, 2017, the Company and the other defendants entered into a tolling agreement suspending any limitations periods that may apply to possible claims among them for contribution and indemnity arising from the Canadian litigation. The Saskatchewan claim has not been served on the Company, and the time for the Company to respond to that complaint has not yet begun to run. The plaintiff in that case generally seeks damages (including punitive damages in certain cases), prejudgment interest, disgorgement of any benefits accrued by the defendants as a result of the allegations, injunctive relief, and attorneys' fees and other costs. The Company denies all allegations of wrongdoing and intends to vigorously defend this civil case in Canada.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
July 1, 2017 through July 31, 2017	1,564,332	$—	(2)	1,564,332	$2,000,000,000
August 1, 2017 through August 31, 2017	4,130,592	$—	(3)	4,130,592	$1,700,000,000
September 1, 2017 through September 30, 2017	—	$—		—	$1,700,000,000
Total	5,694,924			5,694,924

(1)
On May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under the Company’s previous share repurchase authorization completed in second quarter 2017, the Company entered an accelerated share repurchase program with a third party financial institution in second quarter 2017 (the "Second Quarter 2017 ASR Program"), pursuant to which the Company paid $400 million on May 8, 2017, and received an initial delivery of 5,075,798 shares on June 9, 2017, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2017 ASR Program based on a volume-weighted average price of $59.104 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between May 8, 2017 and June 8, 2017. Final settlement of this Second Quarter 2017 ASR Program occurred in July 2017 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in July 2017. Upon settlement, the third party financial institution delivered 1,564,332 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 6,640,130 shares repurchased under the Second Quarter 2017 ASR Program, upon completion of the Second Quarter 2017 ASR Program in July 2017, was $60.24.

(3)
Under the Third Quarter 2017 ASR Program, the Company paid $300 million in August 2017 and received an initial delivery of 4,130,592 shares during August 2017, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2017 ASR Program based on a volume-weighted average price of $54.4716 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between August 1, 2017 and August 24, 2017. Final settlement of the Third Quarter 2017 ASR Program occurred in October 2017 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2017. Upon settlement, the third party financial institution delivered 1,206,365 additional shares of the Company's common stock to the Company. In total, the average purchase price per share for the 5,336,957 shares repurchased under the Third Quarter 2017 ASR Program, upon completion of the Third Quarter 2017 ASR Program in October 2017, was $56.21.

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

10.1	Supplemental Agreement No. 103 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 6 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.3	Supplemental Agreement No. 7 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.4
Supplemental Letter Agreement No. 6-1162-KLK-0059R3 to Purchase Agreement No. 1810, dated January 19, 1994, between The Boeing Company and the Company, and Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.5	Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated, effective as of January 1, 2018). (2)
10.6
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of January 1, 2018). (2)

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

(1) Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission
(2) Management contract or compensatory plan or arrangement.
(3) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

November 1, 2017	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)