Form 10-K
period 2017-12-31
SOUTHWEST AIRLINES CO
filed 2018-02-07
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $37,211,057,645 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 5, 2018: 587,950,973 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 16, 2018, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. For the 45th consecutive year, the Company was profitable, earning $3.5 billion in net income.
Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2017, Southwest operated a total of 706 Boeing 737 aircraft and served 100 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.
The Company expanded its international footprint during 2017, with the commencement of service to Owen Roberts International Airport in Grand Cayman and Providenciales International Airport in Turks and Caicos, both from Fort Lauderdale-Hollywood International Airport. The Company also commenced service to Cincinnati/Northern Kentucky International Airport in 2017, giving the Company’s Customers access to a full complement of the top 50 markets across the 48 contiguous United States.
During 2017, the Company announced plans to begin selling tickets in 2018 for service to Hawaii, subject to requisite governmental approvals, including approval from the Federal Aviation Administration ("FAA") for Extended Operations ("ETOPS"), a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company further announced its decision to cease service at Bishop International Airport in Flint, Michigan, with the last day of service on June 6, 2018. In January 2018, the Company announced its intent to begin service at a new commercial aircraft facility at Paine Field in Everett, Washington, scheduled to be completed in 2018.
In 2017, the Company completed its deployment of a new single reservation system, the largest technology project in the Company's history. The new reservation system was designed to improve flight scheduling and inventory management, enable revenue enhancements, support additional international growth, and enable other foundational and operational capabilities.
Further, in 2017, the Company became the first airline in North America to offer scheduled service utilizing Boeing's new, more fuel efficient, 737 MAX 8 aircraft. The Company also retired its remaining Boeing 737-300 aircraft.
Based on the most recent data available from the U.S. Department of Transportation (the "DOT"), as of September 30, 2017, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
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
The U.S. airline industry benefited from modest economic growth during 2017 and was further aided by a relatively stable fuel environment. In recent years, the U.S. airline industry, including Southwest, has increased available seat miles (also referred to as "capacity," an available seat mile is one seat, empty or full, flown one mile and is a measure of space available to carry passengers in a given period), and has increased the number of seats per trip (or "gauge") through slimline seat retrofits and the use of larger aircraft. Strategic capacity increases are expected to continue in 2018.
In 2017, the airline industry continued to be impacted by the significant growth of "Ultra-Low Cost Carriers" ("ULCCs"). ULCCs offer "unbundled" service offerings, which enable them to appeal to price-sensitive travelers through promotion to consumers of an extremely low relative base fare for a seat, while separately charging for related services and products. In response, certain major U.S. airlines (sometimes referred to as "legacy" or "network" carriers) have introduced new fare products, such as a "Basic Economy" product. The Basic Economy product provides for a lower base fare to compete with a ULCC base fare, but includes significant additional restrictions on amenities such as seat assignments (including restrictions on group and family seating), order of boarding, checked baggage and use of overhead bin space, flight changes and refunds, and eligibility for upgrades. Also in response to ULCC pricing, some legacy carriers have removed their fare floors for certain routes, leading to lower fares across the industry. Conversely, some legacy carriers offer a "Premium Economy" fare that targets consumers willing to pay extra for additional amenities such as more favorable seating options in segmented aircraft.
Company Operations
Route Structure
Southwest principally provides point-to-point service, rather than the "hub-and-spoke" service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest's point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. Approximately 76 percent of the Company's Customers flew nonstop during 2017, and, as of December 31, 2017, Southwest served 675 nonstop city pairs.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 19 weekday roundtrips between Dallas Love Field and Houston Hobby, 12 weekday roundtrips between Burbank and Oakland, 12 weekday roundtrips between San Diego and San Jose, eight weekday roundtrips between Denver and Chicago Midway, and 10 weekday roundtrips between Los Angeles International and Las Vegas.
Southwest complements its high-frequency short-haul routes with long-haul nonstop service between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, Houston and New York LaGuardia, and Oakland and Baltimore. During 2017, the Company introduced the Boeing 737 Max 8 to its fleet and continued to incorporate the Boeing 737-800 aircraft into its fleet, both of which offer significantly more Customer seating capacity than the Company’s other aircraft. This has enabled the Company to more economically serve long-haul routes, as well as high-demand, slot-controlled, and gate-restricted airports, by adding seats for such routes without increasing the number of flights (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports). For 2017, the Company’s average aircraft trip stage length was 754 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 760 miles and an average duration of approximately 2.0 hours in 2016.
The Company continued its focus on California in 2017, and continues to invest significant resources to solidify its leadership position in California, including the planned addition of new domestic and international destination options and flights for California Customers, as well as additional marketing programs, loyalty incentives, and local outreach efforts designed to retain, engage, and acquire Customers. Based on the most recent data available from the DOT, for the year ending October 31, 2017, Southwest carried more domestic Revenue Passengers to, from, and within California than any other airline.
The Company ended 2017 with international service to 14 destinations through 16 international gateway cities within the 48 contiguous United States. During 2017, the Company commenced international service out of Oakland, San Diego, Nashville, and St. Louis. In addition, the Company announced commencement in 2018 of international service out of Indianapolis, San Jose, Sacramento, Columbus, New Orleans, Pittsburgh, and Raleigh-Durham. The Company has also concentrated its service to Cuba in Havana and ceased operations during 2017 to Varadero and Santa Clara, Cuba.
In 2017, to further support its near-international operations, the Company opened a new five-gate international concourse at Fort Lauderdale-Hollywood International Airport (FLL). The Company expanded its international flight schedule for South Florida to a total of nine international nonstop destinations including Montego Bay, Jamaica; Belize City, Belize; Cancun, Mexico; Grand Cayman; Havana, Cuba; Nassau, The Bahamas; San Jose, Costa Rica; Punta Cana, Dominican Republic; and Turks and Caicos. Additional information regarding the Company’s involvement with construction of the new concourse at FLL is provided below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 4 to the Consolidated Financial Statements.

Approximately $595 million, approximately $383 million, and approximately $287 million of the Company's operating revenues in 2017, 2016, and 2015, respectively, were attributable to foreign operations. The remainder of the Company's operating revenues, approximately $20.6 billion, approximately $20.0 billion, and approximately $19.5 billion in 2017, 2016, and 2015, respectively, were attributable to domestic operations. The Company's assets are not allocated to a geographic area because the Company's tangible assets primarily consist of flight equipment, the majority of which are interchangeable and are deployed systemwide, with no individual aircraft dedicated to any specific route or region.
Cost Structure
A key component of the Company's business strategy is its focus on cost discipline and profitably charging competitively low fares. Adjusted for stage length, the Company has lower unit costs, on average, than the majority of major domestic carriers. The Company's strategy includes the use of a single aircraft type, the Boeing 737, the Company's operationally efficient point-to-point route structure, and its highly productive Employees. Southwest's use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, and training activities. Southwest's point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (lower headcount per aircraft).
The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency. Fuel and oil expense remained the Company's second largest operating cost in 2017. Although 2017 fuel prices were moderately higher than 2016 fuel prices, as evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel for each year beginning in 2003 and during each quarter of 2017.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009	$3,044	$2.12	30.2%
2010	$3,620	$2.51	32.6%
2011	$5,644	$3.19	37.7%
2012	$6,120	$3.30	37.2%
2013	$5,763	$3.16	35.1%
2014	$5,293	$2.93	32.3%
2015	$3,616	$1.90	23.0%
2016	$3,647	$1.82	21.9%
2017	$3,940	$1.92	22.3%
First Quarter 2017	$922	$1.89	21.8%
Second Quarter 2017	$990	$1.84	22.0%
Third Quarter 2017	$1,003	$1.92	22.6%
Fourth Quarter 2017	$1,025	$2.04	22.8%
The Company focuses on reducing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, during 2017, the Company continued to replace its older aircraft with newer aircraft that are less maintenance intensive and more fuel efficient. The Company retired all remaining Boeing 737-300 aircraft from its fleet in September 2017 and began scheduled service with its first Boeing 737 MAX 8 aircraft in October 2017. The Boeing 737 MAX 8 is expected to significantly reduce fuel use and CO2 emissions, as compared with the Company's other aircraft. The Company ended 2017 with 13 Boeing 737 MAX 8 aircraft in its fleet. The Company's fleet composition and delivery schedules are discussed in more detail below under "Properties - Aircraft." The Company has also undertaken a number of other fuel conservation initiatives which are discussed in detail under "Regulation - Environmental Regulation."
To illustrate the results of the Company's efforts to reduce fuel consumption and improve fuel efficiency, the table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2017	2016	2015	2014	2013
Available seat miles per fuel gallon consumed	75.2	74.4	73.9	72.8	71.7
The Company also enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices. The Company's fuel hedging activities, as well as the risks associated with high and/or volatile fuel prices, are discussed in more detail below under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 10 to the Consolidated Financial Statements.
Salaries, wages, and benefits expense constituted approximately 41 percent of the Company's operating expenses during 2017 and was the Company's largest operating cost. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. The Company's labor costs, and risks associated therewith, are discussed in more detail below under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Fare Structure
General
Southwest offers a relatively simple fare structure that features competitive fares and product benefits, including unrestricted fares as well as lower fares available on a restricted basis. Southwest fare products include three major categories: "Wanna Get Away®," "Anytime," and "Business Select®," with the goal of making it easier for Customers to choose the fare they prefer. All fare products include the privilege of two free checked bags (weight and size limits apply), complimentary soft drinks and snacks, as well as free live and on-demand television where available. In addition, regardless of the fare product, Southwest does not charge fees for changes to flight reservations although fare differences may apply.

•
"Wanna Get Away" fares are generally the lowest fares and are typically subject to advance purchase requirements. They are nonrefundable, but, subject to Southwest's No Show Policy, funds may be applied to future travel on Southwest.

•
"Anytime" fares are, subject to Southwest's No Show Policy, refundable if canceled, or funds may be applied towards future travel on Southwest. A change or modification to a flight reservation will result in the fare becoming nonrefundable. In addition, if this fare is purchased with nonrefundable funds, then the flight would be nonrefundable if canceled. Anytime fares also include a higher frequent flyer point multiplier under Southwest's Rapid Rewards® frequent flyer program compared with "Wanna Get Away" fares. The Company's frequent flyer program is discussed below under "Rapid Rewards Frequent Flyer Program."

•
"Business Select" fares are, subject to Southwest's No Show Policy, refundable if canceled, or funds may be applied towards future travel on Southwest. A change or modification to a flight reservation will result in the fare becoming nonrefundable. In addition, if this fare is purchased with nonrefundable funds, then the flight would be nonrefundable if canceled. Upgrading to "Business Select" from another fare type will result in the fare becoming nonrefundable. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group "A," the highest frequent flyer point multiplier of all Southwest fare products, "Fly By®" priority security and/or ticket counter access in participating airports, and one complimentary adult beverage coupon for the day of travel (for Customers of legal drinking age).

Southwest's No Show Policy applies if a Customer does not change or cancel a flight segment at least ten minutes prior to scheduled departure and the Customer does not travel on the scheduled flight. In such event, subject to certain exceptions, all segments associated with the reservation will be canceled, and (i) with respect to a "Wanna Get Away" fare, unused funds will be forfeited; and (ii) with respect to an "Anytime" or "Business Select" fare, unused funds will be held as travel credit for future travel by the Customer on Southwest.
Ancillary Services
The Company offers ancillary services such as Southwest's EarlyBird Check-In® and transportation of pets and unaccompanied minors, in accordance with Southwest's respective policies. EarlyBird Check-In provides Customers with automatic check-in and an assigned boarding position before general boarding positions become available, thereby improving Customers' seat selection options (priority boarding privileges are already a benefit of being an "A-List" tier member under the Company's Rapid Rewards Frequent Flyer Program). Southwest’s Pet Policy provides Customers an opportunity to bring a small cat or dog into the aircraft cabin. Southwest also has an unaccompanied minor travel policy to address the administrative costs and the extra care necessary to safely transport these Customers.
When available, Southwest also sells Upgraded Boarding at the airport. These are open priority boarding positions in the first 15 positions in its "A" boarding group.
Southwest has inflight satellite-based WiFi equipped on all of its aircraft. During 2017, Southwest upgraded its WiFi product to increase onboard bandwidth and refreshed its inflight entertainment portal and television options. Southwest's onboard entertainment options on WiFi-enabled aircraft for viewing on Customers' personal wireless devices include free access to Southwest's live and on-demand television product (although free live TV may not be available onboard international flights due to licensing restrictions). The refreshed television product currently consists of nearly 20 live channels and up to 75 on-demand recorded episodes from popular television series. Southwest also provides movies-on-demand and offers a Messaging-only option, including all WiFi-enabled stops and connections. The Messaging service allows access to iMessage and pre-downloaded apps for Viber and WhatsApp. Customers do not have to purchase WiFi to access television offerings, movies-on-demand, or the Messaging-only service.
Rapid Rewards Frequent Flyer Program
Southwest's Rapid Rewards frequent flyer program enables program members ("Members") to earn points for every dollar spent on Southwest fares. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare and fare class purchased. Under the program (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Member has points-earning activity during the most recent 24 months.
Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare (including many fare sales) ticket by redeeming fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, restaurants, and retailers), as well as by using Southwest's co-branded Chase® Visa credit card. In addition, holders of Southwest's co-branded Chase Visa credit card are able to redeem their points for items other than travel on Southwest, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.
Southwest's Rapid Rewards frequent flyer program features tier and Companion Pass programs for the most active Members, including "A-List" and "A-List Preferred" status. Both A-List and A-List Preferred Members enjoy benefits such as "Fly By®" priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred).

In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an "A" boarding pass). During the day of travel, if an A-List or A-List Preferred Member's plans change, they have free same-day standby privileges, which allow them to fly on earlier flights between the same city pairs if space is available. Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel free of airline charges (does not include taxes and fees from $5.60 one-way). The Companion Pass is valid for the remainder of the calendar year in which status was earned and for the following full calendar year to any destination available on Southwest for a designated companion of the qualifying Member. The Member and designated companion must travel together on the same flight.
Southwest's Rapid Rewards frequent flyer program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest's co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company's Rapid Rewards hotel, rental car, credit card, and retail partnerships.
For the Company's 2017 consolidated results, Customers of Southwest redeemed approximately 9.6 million flight awards, accounting for approximately 13.8 percent of revenue passenger miles flown. For the Company's 2016 consolidated results, Customers of Southwest redeemed approximately 8.3 million flight awards, accounting for approximately 12.7 percent of revenue passenger miles flown. For the Company's 2015 consolidated results, Customers of Southwest redeemed approximately 7.3 million flight awards, accounting for approximately 12.0 percent of revenue passenger miles flown. The Company's accounting policies with respect to its frequent flyer programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.
Digital Customer Platforms including Southwest.com
The Company offers a suite of digital platforms to support Customers' needs across the travel journey including Southwest.com®, mobile.southwest.com, an iOS app, an Android app, an email subscription service, and push notifications. The Company also offers Swabiz.com, a website tailored for business Customers that offers businesses shared stored company credit cards, company activity reporting, and centralized traveler management. These digital tools are designed to help make the Customer's experience personal and intuitive with features such as recognizing the Customer's location to provide relevant deals, remembering recent searches to make it easy to get to trips of interest, offering a calendar view to find the best date to travel for the lowest fare, and providing a "My Account" section to provide a detailed view into a Customer's travel and loyalty activity.
The Company's digital assets are also used to highlight points of differentiation between Southwest and other air carriers, as well as provide information on the Company's fare and ancillary products. In addition, Southwest.com and Swabiz.com are available in a translated Spanish version, which provides Customers who prefer to transact in Spanish the same level of Customer Service provided by the English versions of the websites. Both sites meet Web Content Accessibility Guidelines (2.0, Level AA) in order to provide an optimal experience for Customers with accessibility needs.
The Company continues to invest to broaden and improve these digital assets. In 2017, the Company launched enhanced Customer experiences on the desktop application for Car Bookings, Viewing Flight Reservations, and Flight Checkin, which were all launched on a new modern architecture that is expected to be used for additional enhancements in the future. The Company continues to invest in growing mobile applications, such as adding the ability to buy EarlyBird within the booking path, offering buttons to view Inflight Drinks and Entertainment options while flying, building mobile friendly versions of Special Offers, simplifying the checkout process, redesigning the apps' homepages, and adding targeting capabilities to better match Customers with relevant information.
For the year ended December 31, 2017, approximately 80 percent of the Company’s Passenger revenues originated from its websites (including revenues from Swabiz.com).
Marketing
During 2017, the Company continued to aggressively market and benefit from Southwest's points of differentiation from its competitors. For example, the Company's TransfarencySM campaign emphasizes Southwest's approach to treating Customers fairly, honestly, and respectfully, with its low fares and no unexpected bag fees, change fees, or hidden fees.
Southwest continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (weight and size limits apply). Through both its national and local marketing campaigns, Southwest has continued to aggressively promote this point of differentiation from its competitors with its "Bags Fly Free®" message. The Company believes its decision not to charge for first and second checked bags, as reinforced by the Company's related marketing, has driven an increase in the Company's market share and a resulting net increase in revenues.
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
Also unlike many of its competitors, Southwest does not impose additional fees for items such as seat selection, snacks, curb-side check-in, and telephone reservations. In addition, Southwest allows each ticketed Customer to check one stroller and one car seat free of charge, in addition to the two free checked bags.
The Company also continues to promote all of the many other reasons to fly Southwest such as its low fares, network size, Customer Service, free live television offerings, and its Rapid Rewards frequent flyer program.
The Company's visual expression of its brand - Heart - is a part of the Company's aircraft livery, airport experience, and logo, and symbolizes the Company's care, trust, and belief in providing exceptional Hospitality, and its Employees' dedication to connecting Customers with what is important in their lives. The Company's 737-800 and 737 MAX 8 aircraft include a Heart cabin interior, which gives Southwest Customers a look and feel of the future, with bold blue seats and additional seat width and legroom, an adjustable headrest, enhanced back comfort, and extra room for personal belongings. In addition, in 2017, the Company launched the final major element of its Heart brand refresh when front-line Employees began wearing Employee-designed uniforms that highlight the Company's red and blue Heart brand.

Technology Initiatives
The Company has committed significant resources to technology improvements in support of its ongoing operations and initiatives. In 2017, the Company completed a multi-year initiative to completely transition its reservation system to the Amadeus Altéa Passenger Service System. The new reservation system, which represented the single largest technology project in the Company's history, was designed to improve flight scheduling and inventory management, enable operational enhancements to manage flight disruptions, such as those caused by extreme weather conditions, enable revenue enhancements, further schedule optimization, support additional international growth, and enable other foundational and operational capabilities.
The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) aircraft maintenance record keeping, (ii) flight planning and scheduling, (iii) crew scheduling, and (iv) technical operations.

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
The DOT's consumer protection and enforcement activities relate to areas such as unfair and deceptive practices and unfair competition by air carriers, deceptive airline advertising (concerning, e.g., fares, ontime performance, schedules, and code-sharing), and violations of rules concerning denied boarding compensation, ticket refunds, and baggage liability requirements. The DOT is also charged with prohibiting discrimination by airlines against consumers on the basis of race, religion, national origin, sex, or ancestry.
Under the above-described authority, the DOT has adopted so-called "Passenger Protection Rules," which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, and advertising of airfares, among others. Under the Passenger Protection Rules, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) assurances that no domestic flight will remain on the airport tarmac for more than three hours before beginning to return to the gate and that no international flight will remain on the tarmac at a U.S. airport for more than four hours before beginning to return to the gate, unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers, or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) an assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) an assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.
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
The Passenger Protection Rules also require that (i) advertised airfares include all government-mandated taxes and fees; (ii) passengers be allowed to either hold a reservation for up to 24 hours without making a payment or cancel a paid reservation without penalty for 24 hours after the reservation is made, as long as the reservation is made at least seven days in advance of travel; (iii) fares may not increase after purchase; (iv) baggage fees must be disclosed to the passenger at the time of booking; (v) the same baggage allowances and fees must apply throughout a passenger’s trip; (vi) baggage fees must be disclosed on e-ticket confirmations; and (vii) passengers must be promptly notified in the event of delays of more than 30 minutes or if there is a cancellation or diversion of their flight.
In November 2016, the DOT finalized an additional "Passenger Protection Rule." The new rule is intended to enhance the performance quality information collected by the DOT and made available to the public. The DOT removed the assumption that every passenger checks a bag, and now calculates mishandled bags per overall checked bags, rather than per enplaned passengers. The new rule also expands the pool of air carriers that must report performance data to the DOT's Bureau of Transportation Statistics by requiring reporting air carriers to include data for their domestic scheduled flights operated by their code-share partners.
The DOT has expressed its intent to aggressively investigate alleged violations of its consumer protection rules. Airlines that violate any DOT regulation are subject to potential fines of up to $32,140 per occurrence.
The Company is also monitoring other potential rulemakings that could impact its business. The DOT is preparing a proposed rule for the purpose of improving accessibility of lavatories on single-aisle aircraft and of in-flight entertainment. The proposed rule may require both short-term and long-term measures be taken to fully address the challenges persons with mobility impairments face when traveling on single-aisle aircraft, including the eventual requirement that accessible lavatories be available for individuals who use wheelchairs. The future proposed rule is also expected to address the improvement of accessibility of in-flight entertainment by requiring certain movies and shows displayed on such aircraft to be captioned to provide access to deaf and hard of hearing passengers. In addition, audio described entertainment would be available to enable people who are blind to listen to the visual narration of movies and shows.
The DOT is also preparing a proposed rule to consider, among other things, (i) whether carriers should be required to supply in-flight medical oxygen for a fee to passengers who require it to access air transportation; and (ii) whether to broaden the scope of passengers with disabilities who must be afforded seats with extra leg room, and whether carriers should be required to provide seating accommodations with extra leg room in all classes of service. Additionally, the DOT is preparing a proposed rule that would address the definition of a service animal to reduce the likelihood of passengers falsely claiming that their pets are service animals.
Aviation Taxes and Fees
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. In 2012, Congress adopted the FAA Modernization and Reform Act of 2012, which extended most commercial aviation taxes through September 30, 2015. In September 2015, in July 2016, and again in September 2017, Congress extended the expiration date, which is currently March 31, 2018. Congress is expected to try to enact a new FAA reauthorization bill in 2018, which may make substantive changes with respect to aviation taxes (including, possibly, an increase in airport-assessed Passenger Facility Charges ("PFCs")) and/or FAA offices and programs that are financed through aviation tax revenue. Congress must either adopt a new FAA reauthorization bill or pass a "status quo" extension by March 31, 2018; otherwise, a lapse in the statutory authority could affect the airlines' and passengers' respective tax burdens, as well as impact the FAA's ability to fund airport grants and regulate the airline industry.
In addition to FAA-related taxes, there are additional federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip. In addition, inbound international passengers are subject to immigration and customs fees that are indexed to inflation. These fees are used to support the operations of U.S. Customs and Border Protection ("CBP"). Finally, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service imposes a per-passenger agriculture inspection fee of $5.00 and a per-commercial aircraft fee of $225.00.
In 2018, the Company expects to benefit from the comprehensive U.S. tax reform legislation enacted by Congress in late 2017, which includes, among other items, a reduced federal corporate tax rate. At the same time, the legislation eliminates certain tax deductions and preferences. These changes not only impact the Company directly, but could impact the U.S. economy as a whole, including consumer demand.
Finally, the annual congressional budget process is another legislative vehicle in which new aviation taxes or regulations may be imposed. Congress is expected to approve an "omnibus" or comprehensive appropriations package for federal fiscal year 2018 in early 2018. This legislation will fund the federal government - including the DOT, the FAA, the Transportation Security Administration (the "TSA"), and CBP - through October 1, 2018. Passage of this legislation could result in an increase in the maximum PFC and/or new mandates on the DOT to begin or complete rulemakings related to airline consumer protection. By the summer of 2018, the House and Senate Appropriations Committees will start to work on the federal fiscal year 2019 appropriations bills, which could address many of the same issues and may be completed by the end of calendar year 2018.
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
The FAA requires airlines to obtain and maintain an Air Carrier Operating Certificate, as well as other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to suspension or revocation for cause.
The FAA has rules in effect with respect to flight, duty, and rest regulations. Among other things, the rules require a ten hour minimum rest period prior to a pilot’s flight duty period; mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and impose pilot "flight time" and "duty time" limitations based upon report times, the number of scheduled flight segments, and other operational factors. The rules affect the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.
In addition to its role as safety regulator, the FAA also operates the nation’s air traffic control system and has continued its lengthy and ongoing effort to implement a multi-faceted, air traffic control modernization program called "NextGen." The Air Traffic Organization ("ATO") is the operational arm of the FAA. The ATO is responsible for providing safe and efficient air navigation services to all of the United States and large portions of the Atlantic and Pacific Oceans and the Gulf of Mexico. The Company is subject to any operational changes imposed by the FAA/ATO as they relate to the "NextGen" program, as well as the day-to-day management of the air traffic control system.
The FAA reauthorization bill and annual appropriations legislation discussed above under "Aviation Taxes and Fees" could include provisions impacting future FAA safety-related activities and ATO operations in 2018 and beyond. For instance, a key issue for congressional consideration in the FAA reauthorization process is whether to create a private, not-for-profit corporation to replace the ATO in its day-to-day management of the air traffic control system and its implementation of the NextGen modernization program. Under the legislation, the FAA would retain its authority to regulate aviation safety. Regardless of the outcome of this legislative effort, it is not expected to impact air traffic control operations or the NextGen program in 2018 as any reform measure is expected to take several years to implement.
During 2017, the Company announced plans to begin selling tickets in 2018 for service to Hawaii, subject to requisite governmental approvals, including authorization from the FAA for ETOPS, a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. In January 2018, the Company submitted a formal request, along with supporting application materials, to the FAA for authorization to conduct ETOPS using Boeing 737-800 aircraft.
The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.
Security Regulation
Pursuant to the Aviation and Transportation Security Act ("ATSA"), the Transportation Security Administration, a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks.

Under ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company's operations, costs, and Customer experience. For example, as part of its security measures, the TSA regulates the types of liquid items that can be carried onboard aircraft. In addition, as part of its Secure Flight program, the TSA requires airlines to collect a passenger's full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for enhanced security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA has also implemented enhanced security procedures as part of its enhanced, multi-layer approach to airport security, including physical pat down procedures, at security checkpoints. Such enhanced security procedures have raised privacy concerns by some air travelers, and have caused delays at screening checkpoints.
The Company, in conjunction with the TSA, participates in TSA PreCheck™, a pre-screening initiative that allows a select group of low risk passengers to move through security checkpoints with greater efficiency and ease when traveling. Eligible passengers may use dedicated screening lanes at certain airports the Company serves for screening benefits, which include leaving on shoes, light outerwear, and belts, as well as leaving laptops and permitted liquids in carryon bags. A similar CBP-administered program, Global Entry®, allows expedited clearance for pre-approved, low-risk international travelers upon arrival in the United States.
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
In 2017, the Department of Homeland Security granted the Company designation coverage under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the "SAFETY Act") for a five year term. The designation is based on certain safety and security procedures put in place by the Company to date related to the protection of its Employees, Customers, and assets from terrorists and other criminal activities. The designation coverage affords the Company certain limitations of liability for claims arising out of an "act of terrorism," as defined under the SAFETY Act.
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
Environmental Regulation
The Company is subject to various federal laws and regulations relating to the protection of the environment, including the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act, as well as state and local laws and regulations. These laws and regulations govern aircraft drinking water, emissions, storm water discharges from operations, and the disposal of materials such as jet fuel, chemicals, hazardous waste, and aircraft deicing fluid.
Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at various airport sites. The Company does not believe that any environmental liability associated with these airport sites will have a material adverse effect on the Company's operations, costs, or profitability, nor has it experienced any such liability in the past that has had a material adverse effect on its operations, costs, or profitability.
Further regulatory developments pertaining to the control of engine exhaust emissions from ground support equipment could increase operating costs in the airline industry. The Company does not believe, however, that pending environmental regulatory developments in this area will have a material effect on the Company's capital expenditures or otherwise materially adversely affect its operations, operating costs, or competitive position.
The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization ("ICAO") are considering legislative and regulatory proposals and voluntary measures to address climate change by reducing green-house gas emissions. At the federal level, in July 2016, the Environmental Protection Agency (the "EPA") issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to the pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA is required to promulgate new regulations for controlling greenhouse gas emissions from aircraft, including potential new carbon-efficiency standards on aircraft and engine manufacturers.
The EPA's endangerment finding preceded adoption by the ICAO Assembly of a new "global market-based measure" framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a future carbon offsetting system on aircraft operators designed to cap the growth of emissions related to international aviation emissions. Details of this system are expected to be further developed in 2018 and, assuming the U.S. Government remains committed to the ICAO framework agreement and adopts terms for implementing it into U.S. law, this system is scheduled to be phased-in beginning in 2021. Regardless of the method of regulation, policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
In addition to climate change, aircraft noise continues to be an environmental focus, especially as the FAA implements new flight procedures as part of its NextGen airspace modernization program discussed above. The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, provided they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and can limit the ability of air carriers to expand operations at the affected airports.
At the federal level, the FAA is considering changes to enhance community engagement when developing new flight procedures, and there is a possibility that Congress may enact legislation in 2018 to address local noise concerns at one or more commercial airports in the United States, via either the FAA reauthorization or annual appropriations process. In 2017, the FAA published a final rule adopting the ICAO noise standard for future new type design aircraft submitted for certification after December 31, 2017, for large aircraft. This standard does not affect the Company's in-service fleet, nor does it require that manufacturers who produce existing types, such as the Boeing 737, meet the standard as they continue to produce those types in the future.
The Company remains steadfast in its desire to pursue, implement, and enhance initiatives that will reduce fuel consumption and improve fuel efficiency. During 2017, the Company benefited from the introduction of the Boeing 737 MAX 8 aircraft to the Company's fleet and the retirement of the Company's Classic aircraft. In addition, over the years, the Company has undertaken a number of other fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all aircraft in the Company's fleet;

•	upgrading of the Company's 737-800 fleet with newly designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of engine start procedures to support the Company's single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	implementation of fuel planning initiatives to safely reduce loading of excess fuel;

•	aircraft cabin interior retrofitting to reduce weight;

•	reduction of aircraft engine idle speed while on the ground, which also increases engine life;

•	galley refreshes with dry goods weight reduction;

•	Company optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);

•	improvements in flight planning algorithms to better match the Company's aircraft flight management system (and thereby enabling the Company to fly at the most efficient altitudes);

•	substitution of Pilot and Flight Attendant flight bags with lighter Electronic Flight Bag tablets; and

•	implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft allowing crews to time the descent to minimize thrust inputs).
The Company has also participated in Required Navigation Performance ("RNP") operations as part of the FAA's Performance Based Navigation program, which is intended to modernize the U.S. air traffic control system by addressing limitations on air transportation capacity and making more safe and efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce safer and more efficient flight patterns; and (iii) conserve fuel and reduce carbon emissions. Since its first use of RNP in 2011, Southwest has conducted approximately 58,000 RNP approaches, including over 19,000 in 2017. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction and utilization of RNP approaches continues to be slower than expected, with fuel efficient RNP approaches currently available at only 50 of Southwest's airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is sometimes not granted. Southwest continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.
As part of its commitment to corporate sustainability, the Company has published the Southwest One ReportTM describing the Company's sustainability strategies, which include the foregoing and other efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K.
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
Certain international route authorities are governed by bilateral air transportation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company's existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company's international operations. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the

United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. There are also capacity limitations at certain airports in Mexico and the Caribbean, which could impact future service levels. In general, bilateral agreements between the United States and foreign countries the Company currently serves, or may serve in the future, may be subject to renegotiation or reinterpretation from time to time. While the U.S. government has negotiated "open skies" agreements with many countries, which allow for unrestricted access between the United States and respective foreign destinations, agreements with other countries may restrict the Company's entry and/or growth opportunities.
The CBP is the federal agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. As the Company expands its international flight offerings, CBP and its requirements and resources will also become increasingly important considerations to the Company. For instance, with the exception of flights from a small number of foreign "preclearance" locations, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient quantities at those airports to effectively process and inspect arriving international passengers and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company's operations, costs, and Customer experience. The Company has made and expects to continue to make significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
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
Although the Company has been able to purchase aviation, property, liability, and professional insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss from future events, including acts of terrorism. Further, available cyber-security insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss.
Competition
Competition within the airline industry is intense and highly unpredictable, and Southwest currently competes with other airlines on virtually all of its scheduled routes. As a result of moderately improved economic conditions and an increased focus by airlines on costs, the airline industry has become increasingly competitive in recent years with a healthier financial condition and improved profitability.
Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, frequent flyer programs, and schedules; and (iii) customer service, operational reliability, and amenities. Southwest also competes for customers with other forms of transportation, as well as alternatives to travel. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, and United Airlines. The DOT defines major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 14 passenger airlines offering scheduled service, including Southwest, that meet this standard.
Pricing and Cost Structure
Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2017, the Company experienced additional competitive challenges associated with industry changes from both a fare level and product offering perspective. As discussed above under "Business - Industry," legacy carrier offerings ranged from a "Basic Economy" fare product, designed to compete with ULCC fares, to a "Premium Economy" product, targeted to appeal to customers willing to pay a premium for additional amenities. Also in response to ULCC pricing, some legacy carriers have removed their fare floors for certain routes, leading to lower fares across the industry. These changes have put increased pressure on the industry's fare environment and have created a challenging revenue environment.
Pricing can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or cash flow. In addition, multiple airlines have been able to reduce fares because they have been able to lower their operating costs as a result of reorganization within and outside of bankruptcy. Further, some of the Company's competitors have continued to grow and modernize their fleets and expand their networks, potentially enabling them to better control costs per available seat mile (the average cost to fly an aircraft seat (empty or full) one mile), which in turn may enable them to lower their fares.
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. However, ULCCs, which have increased capacity in the Company's markets, have surpassed the Company's cost advantage with larger gauge aircraft, increased seat density, and lower wages. The Company believes it continues to have a competitive advantage through its differentiation of Southwest from many of its competitors by not charging additional fees for items such as first and second checked bags for each ticketed Customer, flight changes, seat selection, snacks, curb-side check-in, and telephone reservations; nevertheless it has become increasingly difficult for the Company to improve upon its industry cost position.
Routes, Frequent Flyer Programs, and Schedules
The Company also competes with other airlines based on markets served, frequent flyer opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. Alliance and code-sharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem frequent flyer miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries.
Customer Service, Operational Reliability, and Amenities
Southwest also competes with other airlines with respect to customer service, operational reliability (such as ontime performance), and passenger amenities. According to statistics published by the DOT, Southwest consistently ranks at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. However, carriers are increasingly focusing on operational reliability as an opportunity to win and retain Customers. In addition, some airlines have more seating options and associated passenger amenities than does Southwest, including first-class, business class, and other premium seating and related amenities. New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more favorable than those associated with the Company's existing fleet.
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
Seasonality
The Company's business is seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company's results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, extreme or severe weather and natural disasters, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company's quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Employees
At December 31, 2017, the Company had approximately 56,100 active fulltime equivalent Employees, consisting of approximately 23,600 flight, 3,000 maintenance, 20,000 ground, Customer, and fleet service, and 9,500 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the "status quo" for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in "self-help." "Self-help" includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2017:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	8,600	Southwest Airlines Pilots' Association ("SWAPA")	Amendable September 2020
Southwest Flight Attendants	14,500	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	Amendable November 2018
Southwest Ramp, Operations, Provisioning, Freight Agents	12,800	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	Amendable February 2021
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,400	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	Amendable December 2018
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 ("IBT 19")	In negotiations
Southwest Mechanics	2,400	Aircraft Mechanics Fraternal Association ("AMFA")	In negotiations
Southwest Aircraft Appearance Technicians	200	AMFA	Amendable November 2020
Southwest Facilities Maintenance Technicians	40	AMFA	Amendable November 2022
Southwest Dispatchers	350	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	Amendable June 2019
Southwest Flight Simulator Technicians	50	International Brotherhood of Teamsters ("IBT")	Amendable May 2019
Southwest Flight Crew Training Instructors	120	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	Amendable January 2020
Southwest Meteorologists	10	TWU 550	Amendable June 2019
Additional Information About the Company
The Company was incorporated in Texas in 1967. The following documents are available free of charge through the Company's website, www.southwest.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available through the Company's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of Shareholders, in publicly accessible conferences and Investor presentations, and through its website (principally in its Press Room and Investor Relations pages). References to the Company's website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as "anticipates," "believes," "estimates," "expects," "intends," "may," "will," "would," "could," "should," "projects," "plans," "goal," and similar expressions. Although management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Known material risk factors that could cause these differences are set forth below under "Risk Factors." Additional risks or uncertainties (i) that are not currently known to the Company, (ii) that the Company currently deems to be immaterial, or (iii) that could apply to any company, could also materially adversely affect the Company's business, financial condition, or future results.
Caution should be taken not to place undue reliance on the Company's forward-looking statements, which represent the Company's views only as of the date this Form 10-K is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
Item 1A.    Risk Factors
The airline industry is particularly sensitive to changes in economic conditions; in the event of unfavorable economic conditions or economic uncertainty, the Company's results of operations could be negatively affected, which could require the Company to adjust its business strategies.
The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Although the U.S. economy has experienced modest economic growth over the course of the past several years, any continuing or future U.S. or global economic uncertainty could negatively affect the Company's results of operations and could cause the Company to adjust its business strategies.
The Company's business can be significantly impacted by high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.
Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 22 percent of the Company's operating expenses for 2017. Although 2017 fuel prices were moderately higher than 2016 fuel prices, as discussed above under "Business - Cost Structure," the cost of fuel can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited domestic refining or pipeline capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.
The Company's ability to effectively address fuel price increases could be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and could in fact result in hedging losses, and the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company's earnings. The Company is also subject to the risk that cash collateral may be required to be posted to fuel hedge counterparties, which could have a significant impact on the Company's financial position and liquidity.
In addition, the Company is subject to the risk that its fuel derivatives will not be effective or that they will no longer qualify for hedge accounting under applicable accounting standards, which can create additional earnings volatility. Adjustments in the Company's overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, are likely to continue to affect the Company's results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices. Also, see Note 2 to the Consolidated Financial Statements for information on future changes in applicable standards for hedge accounting.
The Company's fuel hedging arrangements and the various potential impacts of hedge accounting on the Company's financial position, cash flows, and results of operations are discussed in more detail under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and in Note 1 and Note 10 to the Consolidated Financial Statements.
The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in that supply could present significant challenges to the Company's operations and could ultimately cause the cancellation of flights and/or the inability of the Company to provide service to a particular airport.
The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company's ability to control its costs.
The Company's low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, grow market share, and protect profits. The Company's low-cost position has become even more significant with the increased presence of ULCCs and changes to the legacy fare offerings discussed above; however, it has become increasingly difficult for the Company to improve upon its industry cost position. For example, labor and fuel costs, as well as other costs such as regulatory compliance costs, can negatively affect the Company's ability to control its costs. Furthermore, the Company has limited control over many of these costs.
Jet fuel and oil constituted approximately 22 percent of the Company's operating expenses during 2017, and the Company's ability to control the cost of fuel is subject to the external factors discussed in the second Risk Factor above.
Salaries, wages, and benefits constituted approximately 41 percent of the Company's operating expenses during 2017. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce, which makes up approximately 83 percent of its Employees, has had pay scale increases as a result of contractual rate increases. Additionally, the majority of Southwest's unionized Employees, including its Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; Aircraft Appearance Technicians; and Flight Crew Training Instructors, ratified new collective-bargaining agreements during 2016, which have put pressure on the Company's low-cost structure. Furthermore, as indicated above under "Business - Employees," other Southwest unionized Employees, including its Mechanics and Material Specialists, are in unions currently in negotiations for labor agreements, which could result in additional pressure on the Company's low-cost structure.
As discussed above under "Business - Regulation," the airline industry is heavily regulated, and the Company's regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company's control. Additionally, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, in particular with respect to its fleet and technology initiatives and performance, and the Company's low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.
As discussed above under "Business - Insurance," the Company carries insurance of types customary in the airline industry. Although the Company has been able to purchase aviation, property, liability, and professional insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect against the Company's risk of loss from future events, including acts of terrorism. Further, available cyber-security insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss. In addition, an accident or other incident involving Southwest aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public's perception of the Company.
The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage over many of its airline competitors. ULCCs, which have increased capacity in the Company's markets, have surpassed the Company's cost advantage. When competitors grow their fleets and expand their networks, they are potentially able to better control costs per available seat mile. In addition, like Southwest, some competitors have added a significant number of new and different aircraft to their fleets, which could potentially decrease their operating costs through better fuel efficiencies and lower maintenance costs.
The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in implementation of the Company's information systems could materially adversely affect its operations.
The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations and support its strategic objectives.
Implementation and integration of complex systems and technology presents significant challenges in terms of costs, human resources, and development of effective internal controls. Implementation and integration require a balancing between the introduction of new capabilities and the managing of existing systems, and present the risk of operational or security inadequacy or interruption, which could materially affect the Company's ability to effectively operate its business and/or could negatively impact the Company's results of operations. The Company is also reliant upon the performance of its third party vendors for timely and effective completion of many of its technology initiatives and for maintaining adequate information security measures.
In the ordinary course of business, the Company's systems will continue to require modification and refinements to address growth and changing business requirements, including requirements related to international operations. In addition, the Company's systems may require modification to enable the Company to comply with changing regulatory requirements. Modifications and refinements to the Company's systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. In addition, the Company's operations could be adversely affected, or it could face imposition of regulatory penalties, if it were unable to timely or effectively modify its systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.
The Company has experienced system interruptions and delays that make its websites and services unavailable or slow to respond, which can prevent the Company from efficiently processing Customer transactions or providing services, and these could continue to occur in the future. These system interruptions and delays can reduce the Company's operating revenues and the attractiveness of its services, as well as increase the Company's costs. The Company's computer and communications systems and operations could be damaged or interrupted by catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, security breaches, and similar events or disruptions. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company's business and services less attractive and subject the Company to liability. Any of these events could damage the Company's reputation and be expensive to remedy.

The Company's business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees' Representatives.

The airline business is labor intensive. Salaries, wages, and benefits represented approximately 41 percent of the Company's operating expenses for the year ended December 31, 2017. In addition, as of December 31, 2017, approximately 83 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that have, and continue to, impact the Company's results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing costs, work rules, health care costs, and retirement benefits.

The Company is currently dependent on single aircraft and engine suppliers, as well as single suppliers of certain other parts; therefore, the Company would be materially adversely affected if it were unable to obtain additional equipment or support from any of these suppliers, in the event of a mechanical or regulatory issue associated with their equipment, or in the event the pricing and operational attributes of the Company's equipment become less competitive.

The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company was unable to acquire additional aircraft from Boeing, or if Boeing was unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company's operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company's fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has historically achieved by operating with a single aircraft type, continue to outweigh the risks associated with its single aircraft supplier strategy. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would therefore also be materially adversely affected in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts. The Company could also be materially adversely affected if the pricing or operational attributes of its equipment were to become less competitive.

Any failure of the Company to maintain the security of certain Customer-related information could result in damage to the Company's reputation and could be costly to remediate.

The Company must receive information related to its Customers in order to run its business, and the Company's operations depend upon secure retention and the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the risk of intrusion, tampering, and theft. Although the Company maintains systems to defend against this from occurring, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, confidential information could be misappropriated, or system disruptions could occur. In the ordinary course of its business, the Company also provides certain confidential, proprietary, and personal information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the security of data held by third parties could be breached. A compromise of the Company's security systems could adversely affect the Company's reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

The Company's results of operations could be adversely impacted if it is unable to grow or to effectively execute its strategic plans.

Southwest has historically been regarded as a growth airline. However, organic growth remains challenging because (i) the opportunities for domestic expansion are limited; (ii) the Company's international network is relatively small and international expansion presents unique challenges; and (iii) the Company has faced an increased presence of other low-cost, low-fare carriers. As a result, the Company is reliant on the success of its revenue strategies to help offset certain increasing costs. The timely and effective execution of the Company's strategic plans could be negatively affected by (i) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; and (iii) the Company's dependence on third parties with respect to its strategic plans.

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, could significantly harm the airline industry and the Company's operations.

Terrorist attacks or other crimes and hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and also have resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company's competitiveness against surface transportation for short-haul routes. Additional terrorist attacks or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA operating that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based and supported in large part by antiquated equipment and technologies. The FAA's protracted transition to a satellite-based air traffic control system, as well as the implementation of policies and standards that account for the precision of global positioning system-supported aircraft technologies, could continue to adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, increased delays and cancellations, and increased fuel consumption and aircraft emissions. As discussed above under "Business - Regulation," airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company's strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

•	increases in airport rates and charges;

•
limitations on airport gate capacity or use of other airport facilities such as the 2016 and 2017 reallocation of slots at John Wayne Airport in Orange County, California, which caused the Company to reduce service at that airport;

•	limitations on route authorities;

•	actions and decisions that create difficulties in obtaining access at slot-controlled airports;

•	actions and decisions that create difficulties in obtaining operating permits and approvals;

•	changes to environmental regulations;

•	new or increased taxes or fees;

•	changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	changes in laws that increase costs for safety, security, compliance, or other Customer Service standards;

•	changes in laws that may limit the Company's ability to enter into fuel derivative contracts to hedge against increases in fuel prices;

•	changes in laws that may limit or regulate the Company's ability to promote the Company’s business or fares; and

•	the adoption of more restrictive locally-imposed noise regulations.

Because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of the factors listed above could adversely affect the Company's results of operations. In addition, in instances where the airline industry shrinks, many airport operating costs are essentially unchanged and must be shared by the remaining operating carriers, which can therefore increase the Company's costs.

The airline industry is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations.

In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

•
adverse weather and natural disasters such as the hurricanes and earthquakes in third quarter 2017, which resulted in approximately $100 million in reduced revenues for the Company as a result of approximately 5,000 canceled flights;

•
changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, without limitation, changes in government travel patterns due to government shutdowns or sequestration);

•	actual or potential disruptions in the air traffic control system (including, without limitation, as a result of potential FAA budget cuts due to government shutdowns or sequestration);

•	changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;

•	air traffic congestion and other air traffic control issues;

•	outbreaks of disease; and

•	actual or threatened war, terrorist attacks, and political instability.
The airline industry is intensely competitive.
As discussed in more detail above under "Business - Competition," the airline industry is intensely competitive. The Company's primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company's revenues are sensitive to the actions of other carriers with respect to pricing, routes, frequent flyer programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, cost structure, aircraft fleet, and code-sharing and similar activities.
The Company's future results will suffer if it does not effectively manage its expanded international operations and/or Extended Operations ("ETOPS").
With the expansion of the Company's international flight offerings, the U.S. Customs and Border Protection ("CBP") has become an increasingly important federal agency. CBP personnel and CBP-mandated procedures can affect the Company's operations, costs, and Customer experience. The Company has made, and is continuing to make, significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
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

The Company's expansion of its operations into non-U.S. jurisdictions also expands the scope of the laws to which the Company is subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company's ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. laws. Furthermore, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company's ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company's ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. laws governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company's Employees, contractors, or agents or other intermediaries, could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company's policies, could have an adverse effect on the Company's reputation and/or its results of operations.
As discussed above under “Regulation – Operational, Safety, and Health Regulation,” in January 2018, the Company submitted a formal application to the FAA for authorization to conduct ETOPS using Boeing 737-800 aircraft, in connection with the Company’s plans to begin service to Hawaii. If the Company receives FAA authorization and commences ETOPS, the Company will be subject to additional, ongoing, ETOPS-specific regulatory and procedural requirements, which could add operational and compliance risks to the Company’s business, including costs associated therewith.
The Company is currently subject to pending litigation, and if judgment were to be rendered against the Company in the litigation, such judgment could adversely affect the Company's operating results.
As discussed below under "Legal Proceedings," the Company and its AirTran subsidiary are subject to pending litigation.
Regardless of merit, these litigation matters and any potential future claims against the Company or AirTran may be both time consuming and disruptive to the Company's operations and cause significant expense and diversion of management attention. Should the Company or AirTran fail to prevail in these or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 706 Boeing 737 aircraft as of December 31, 2017, of which 53 and 69 were under operating and capital leases, respectively. The following table details information on the 706 aircraft as of December 31, 2017:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased
737-700	143	14	512	397	115
737-800	175	3	181	174	7
737 MAX 8	175	—	13	13	—
Totals		11	706	584	122

(a)
As discussed further in Note 6 to the Consolidated Financial Statements, 203 of the Company's aircraft were pledged as collateral as of December 31, 2017, for secured borrowings and/or in the case that the Company has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds.

As of December 31, 2017, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

	The Boeing Company
	-800 Firm Orders	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional -700s		Total
2018	26	—	14		—	4		44
2019	—	7	15		—	—		22
2020	—	—	25		—	—		25
2021	—	—	34		—	—		34
2022	—	—	17		14	—		31
2023	—	12	22		23	—		57
2024	—	11	30		23	—		64
2025	—	—	40		36	—		76
2026	—	—	—		36	—		36
2027	—	—	—		23	—		23
	26	30	197	(a)	155	4	(b)	412
(a) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders beginning in 2019.
(b) To be acquired in leases from various third parties.
Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta.
The Company has commitments associated with various airport improvement projects, including ongoing construction at Los Angeles International Airport. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities. Additional information regarding these projects is provided below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 4 to the Consolidated Financial Statements.

The Company owns an additional headquarters building, located across the street from the Company's main headquarters building, on land owned by the Company. This energy-efficient, modern building, called TOPS, houses certain operational and training functions, including its 24-hour operations. In 2016, the Company broke ground on an additional headquarters complex, called the Wings Complex, consisting of a Leadership Education and Aircrew Development (LEAD) Center (designed to house flight simulators and classroom space for Pilot training), an additional office building, and a parking garage. The Wings Complex is scheduled to be completed in 2018 and is also located across the street from the Company's main headquarters building on land owned by the Company. The Company began moving its Boeing 737 flight simulators to the LEAD Center during 2017 and expects to have 15 Boeing 737 flight simulators in the LEAD Center by mid-2018. As of December 31, 2017, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company's annual aircraft maintenance costs.

Item 3.        Legal Proceedings
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran Holdings, Inc. and its subsidiary AirTran Airways, Inc. (collectively with AirTran Holdings, Inc., "AirTran") in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint sought injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. On July 12, 2016, the Court granted plaintiffs' motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants have appealed that decision. On March 29, 2017, the Court granted defendants’ motion for summary judgment and dismissed all claims against AirTran. On April 13, 2017, the plaintiffs filed a notice of appeal from the district court's judgment, and on April 24, 2017, AirTran filed a conditional notice of cross-appeal to appeal the Court's order certifying a class. The appeals of the class certification and summary judgment orders have been consolidated. The Court has scheduled oral argument for the appeals on March 7, 2018. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.
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
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and it is anticipated that the Court will establish a schedule for providing notice to the class, for class members to object or opt out, and for a final fairness hearing. The Company denies all allegations of wrongdoing.
In addition, on July 8, 2015, the Company was named as a defendant in a putative class action filed in the Federal Court in Canada alleging that the Company, Air Canada, American Airlines, Delta Air Lines, and United Airlines colluded to restrict capacity and maintain higher fares for Canadian residents traveling in the United States and for travel between the United States and Canada. Similar lawsuits were filed in the Supreme Court of British Columbia on July 15, 2015, Court of Queen's Bench for Saskatchewan on August 4, 2015, Superior Court of the Province of Quebec on September 21, 2015, and Ontario Superior Court of Justice on October 6, 2015. In December 2015, the Company entered into Tolling and Discontinuance agreements with putative class counsel in the Federal Court, British Columbia, and Ontario proceedings and a discontinuance agreement with putative class counsel in the Quebec proceeding. The other defendants entered into an agreement with the same putative class counsel to stay the Federal Court, British Columbia, and Quebec proceedings and to proceed in Ontario. On June 10, 2016, the Federal Court granted plaintiffs' motion to discontinue that action against the Company without prejudice and stayed the action against the other defendants. On July 13, 2016, the plaintiff unilaterally discontinued the action against the Company in British Columbia. On February 14, 2017, the Quebec Court granted the plaintiff’s motion to discontinue the Quebec proceeding against the Company and to stay that proceeding against the other defendants. On March 10, 2017, the Ontario Court granted the plaintiff’s motion to discontinue that proceeding as to the Company. On September 29, 2017, the Company and the other defendants entered into a tolling agreement suspending any limitations periods that may apply to possible claims among them for contribution and indemnity arising from the Canadian litigation. The Saskatchewan claim has not been served on the Company, and the time for the Company to respond to that complaint has not yet begun to run. The plaintiff in that case generally seeks damages (including punitive damages in certain cases), prejudgment interest, disgorgement of any benefits accrued by the defendants as a result of the allegations, injunctive relief, and attorneys' fees and other costs. The Company denies all allegations of wrongdoing and intends to vigorously defend this civil case in Canada. The Company does not currently serve Canada.
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

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information regarding the Company’s executive officers is as of February 1, 2018.

Name	Position	Age
Gary C. Kelly	Chairman of the Board & Chief Executive Officer	62
Thomas M. Nealon	President	56
Michael G. Van de Ven	Chief Operating Officer	56
Robert E. Jordan	Executive Vice President Corporate Services	57
Tammy Romo	Executive Vice President & Chief Financial Officer	55
Andrew M. Watterson	Executive Vice President & Chief Revenue Officer	51
Gregory D. Wells	Executive Vice President Daily Operations	59
Mark R. Shaw	Senior Vice President, General Counsel, & Corporate Secretary	55
Set forth below is a description of the background of each of the Company’s executive officers.
Gary C. Kelly has served as the Company's Chairman of the Board since May 2008 and as its Chief Executive Officer since July 2004. Mr. Kelly also served as President from July 2008 to January 2017, Executive Vice President & Chief Financial Officer from June 2001 to July 2004, and Vice President Finance & Chief Financial Officer from 1989 to 2001. Mr. Kelly joined the Company in 1986 as its Controller.
Thomas M. Nealon has served as the Company's President since January 2017. Mr. Nealon also served as Executive Vice President Strategy & Innovation from January 2016 to January 2017. Prior to becoming an executive officer of the Company, Mr. Nealon served on the Company’s Board of Directors from December 2010 until November 2015. Mr. Nealon has also served as Group Executive Vice President of J.C. Penney Company, Inc., a retail company, from August 2010 until December 2011. In this role Mr. Nealon was responsible for Strategy, jcp.com, Information Technology, Customer Insights, and Digital Ventures. Mr. Nealon also served as J.C. Penney’s Executive Vice President & Chief Information Officer from September 2006 until August 2010. Prior to joining J.C. Penney, Mr. Nealon was a partner with The Feld Group, a provider of information technology consulting services, where he served in a consultant capacity as Senior Vice President & Chief Information Officer for the Company from 2002 to 2006. Mr. Nealon also served as Chief Information Officer for Frito-Lay, a division of PepsiCo, Inc., from 1996 to 2000, and in various software engineering, systems engineering, and management positions for Frito-Lay from 1983 to 1996.
Michael G. Van de Ven has served as the Company's Chief Operating Officer since May 2008. Mr. Van de Ven also served as Executive Vice President & Chief Operating Officer from May 2008 to January 2017, Chief of Operations from September 2006 to May 2008, Executive Vice President Aircraft Operations from November 2005 through August 2006, Senior Vice President Planning from August 2004 to November 2005, Vice President Financial Planning & Analysis from 2001 to 2004, Senior Director Financial Planning & Analysis from 2000 to 2001, and Director Financial Planning & Analysis from 1997 to 2000. Mr. Van de Ven joined the Company in 1993 as its Director Internal Audit.
Robert E. Jordan has served as the Company's Executive Vice President Corporate Services since July 2017 and as President of AirTran Airways, Inc. since May 2011. Mr. Jordan also served as Executive Vice President & Chief Commercial Officer from September 2011 to July 2017, Executive Vice President Strategy & Planning from May 2008 to September 2011, Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.
Tammy Romo has served as the Company's Executive Vice President & Chief Financial Officer since July 2015. Ms. Romo also served as Senior Vice President Finance & Chief Financial Officer from September 2012 to July 2015, Senior Vice President of Planning from February 2010 to September 2012, Vice President of Financial Planning from September 2008 to February 2010, Vice President Controller from February 2006 to August 2008, Vice President Treasurer from September 2004 to February 2006, Senior Director of Investor Relations from March 2002 to September

2004, Director of Investor Relations from December 1994 to March 2002, Manager of Investor Relations from September 1994 to December 1994, and Manager of Financial Reporting from September 1991 to September 1994.
Andrew M. Watterson has served as the Company's Executive Vice President & Chief Revenue Officer since July 2017. Mr. Watterson also served as Senior Vice President & Chief Revenue Officer from January 2017 to July 2017, Senior Vice President of Network & Revenue from January 2016 to January 2017, and as Vice President of Network Planning & Performance from October 2013 to January 2016. Prior to becoming an officer of the Company, Mr. Watterson served as Vice President of Planning and Revenue Management at Hawaiian Airlines from May 2011 to October 2013.
Gregory D. Wells has served as the Company's Executive Vice President Daily Operations since January 2017. Mr. Wells also served as Senior Vice President Operational Performance from October 2013 to January 2017, Senior Vice President Operations from September 2006 to October 2013, Senior Vice President Ground Operations from November 2005 to September 2006, Vice President Ground Operations from September 2004 to November 2005, Vice President Safety, Security, and Flight Dispatch from October 2001 to September 2004, Director Flight Dispatch from February 1999 to October 2001, Senior Director Ground Operations from August 1998 to February 1999, and Director Ground Operations from August 1996 to August 1998. Prior to August 1996, Mr. Wells had various other operational experience with the Company including as Station Manager in both San Jose and Phoenix. Mr. Wells has over 35 years of experience with the Company.
Mark R. Shaw has served as the Company's Senior Vice President, General Counsel, & Corporate Secretary since July 2015. Mr. Shaw also served as Vice President, General Counsel, & Corporate Secretary from February 2013 to July 2015 and as Associate General Counsel - Corporate & Transactions from February 2008 to February 2013. Mr. Shaw joined the Company in 2000 as an Attorney in the General Counsel Department.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." The following table shows the high and low prices per share of the Company’s common stock, as reported on the NYSE Composite Tape, and the cash dividends per share declared on the Company’s common stock.

Period	Dividend	High	Low
2017
1st Quarter	$0.10000	$59.68	$48.75
2nd Quarter	0.12500	62.74	52.89
3rd Quarter	0.12500	64.39	49.76
4th Quarter	0.12500	66.99	52.78
2016
1st Quarter	$0.07500	$45.39	$33.96
2nd Quarter	0.10000	48.00	36.48
3rd Quarter	0.10000	45.00	35.42
4th Quarter	0.10000	51.31	36.91

The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 5, 2018, there were approximately 12,531 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2017, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2012, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Southwest Airlines Co.	$100	$185	$418	$428	$500	$661
S&P 500	$100	$132	$150	$152	$170	$206
NYSE ARCA Airline	$100	$158	$237	$201	$258	$274

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2017 through October 31, 2017	1,206,365	$—	(2)	1,206,365	$1,700,000,000
November 1, 2017 through November 30, 2017	670,000	$—	(3)(4)	670,000	$1,410,017,716
December 1, 2017 through December 31, 2017	4,280,204	$—	(3)(5)	4,280,204	$1,350,032,588
Total	6,156,569			6,156,569

(1)
On May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market, private, or accelerated repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2017 (the "Third Quarter 2017 ASR Program"), the Company paid $300 million and received an initial delivery of 4,130,592 shares during August 2017, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2017 ASR Program based on a volume-weighted average price of $54.4716 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange during a calculation period between August 1, 2017 and August 24, 2017. Final settlement of the Third Quarter 2017 ASR Program occurred in October 2017 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2017. Upon settlement, the third party financial institution delivered 1,206,365 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 5,336,957 shares repurchased under the Third Quarter 2017 ASR Program, upon completion of the Third Quarter 2017 ASR Program in October 2017, was $56.2118.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2017 (the "Fourth Quarter 2017 ASR Program"), the Company paid $250 million in November 2017 and received an initial delivery of 3,323,537 shares during December 2017, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2017 ASR Program based on a volume-weighted average price of $56.4158 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between November 8, 2017 and December 6, 2017. Final settlement of the Fourth Quarter 2017 ASR Program occurred in January 2018 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in January 2018. Upon settlement, the third party financial institution delivered 736,838 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 4,060,375 shares repurchased under the Fourth Quarter 2017 ASR Program, upon completion of the Fourth Quarter 2017 ASR Program in January 2018, was $61.5707.

(4)	During the period from November 29, 2017 through November 30, 2017, the Company repurchased 670,000 shares of its common stock on the open market at an average price of $59.6751 per share.

(5)	During the period from December 1, 2017 through December 15, 2017, the Company repurchased 956,667 shares of its common stock on the open market at an average price of $62.7022 per share.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2017, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2017	2016	2015	2014	2013
Financial Data (in millions, except per share amounts):
Operating revenues	$21,171	$20,425	$19,820	$18,605	$17,699
Operating expenses	17,656	16,665	15,704	16,380	16,421
Operating income	3,515	3,760	4,116	2,225	1,278
Other expenses (income) net	264	213	637	409	69
Income before taxes	3,251	3,547	3,479	1,816	1,209
Provision for income taxes	(237)	1,303	1,298	680	455
Net income	$3,488	$2,244	$2,181	$1,136	$754
Net income per share, basic	$5.80	$3.58	$3.30	$1.65	$1.06
Net income per share, diluted	$5.79	$3.55	$3.27	$1.64	$1.05
Cash dividends per common share	$0.4750	$0.3750	$0.2850	$0.2200	$0.1300
Total assets at period-end	$25,110	$23,286	$21,312	$19,723	$19,177
Long-term obligations at period-end	$3,320	$2,821	$2,541	$2,434	$2,191
Stockholders’ equity at period-end	$10,430	$8,441	$7,358	$6,775	$7,336
Operating Data:
Revenue passengers carried	130,256,190	124,719,765	118,171,211	110,496,912	108,075,976
Enplaned passengers	157,677,218	151,740,357	144,574,882	135,767,188	133,155,030
Revenue passenger miles (RPMs) (000s) (a)	129,041,420	124,797,986	117,499,879	108,035,133	104,348,216
Available seat miles (ASMs) (000s) (b)	153,811,072	148,522,051	140,501,409	131,003,957	130,344,072
Load factor (c)	83.9%	84.0%	83.6%	82.5%	80.1%
Average length of passenger haul (miles)	991	1,001	994	978	966
Average aircraft stage length (miles)	754	760	750	721	703
Trips flown	1,347,893	1,311,149	1,267,358	1,255,502	1,312,785
Seats flown (d)	200,878,967	193,167,695	184,955,094	179,733,055	183,563,527
Seats per trip (e)	149.03	147.33	145.94	143.16	139.83
Average passenger fare (j)	$146.95	$149.09	$154.85	$159.80	$154.72
Passenger revenue yield per RPM (cents) (f)(j)	14.83	14.90	15.57	16.34	16.02
Operating revenue per ASM (cents) (g)	13.76	13.75	13.98	14.20	13.58
Passenger revenue per ASM (cents) (h)(j)	12.44	12.52	13.02	13.48	12.83
Operating expenses per ASM (cents) (i)	11.48	11.22	11.18	12.50	12.60
Operating expenses per ASM, excluding fuel (cents)	8.92	8.76	8.60	8.46	8.18
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.56	8.37	8.16	8.19	8.01
Fuel costs per gallon, including fuel tax	$1.92	$1.82	$1.90	$2.93	$3.16
Fuel costs per gallon, including fuel tax, economic	$2.00	$1.92	$2.07	$2.92	$3.12
Fuel consumed, in gallons (millions)	2,045	1,996	1,901	1,801	1,818
Active fulltime equivalent Employees	56,110	53,536	49,583	46,278	44,381
Aircraft at end of period	706	723	704	665	681

(a)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.

(b)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.

(c)	Revenue passenger miles divided by available seat miles.

(d)	Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.

(e)	Seats per trip is calculated using seats flown divided by trips flown. Also referred to as "gauge."

(f)
Calculated as passenger revenue divided by revenue passenger miles. Also referred to as "yield," this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.

(g)
Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues" or "RASM," this is a measure of operating revenue production based on the total available seat miles flown during a particular period. Year ended 2015 RASM excludes a $172 million one-time special revenue adjustment. Including the special revenue adjustment, RASM would have been 14.11 cents for the year ended 2015. Additional information regarding this special item is provided in the Note Regarding Use of Non-GAAP Financial Measures.

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

(j)	Refer to Note 1 to the Consolidated Financial Statements for additional information regarding the impact from the Company's July 2015 amended co-branded credit card agreement with Chase Bank USA, N.A.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW

For the 45th consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2017 and 2016 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2017	2016	Percent Change
Operating income	$3,515	$3,760	(6.5)
Net income	$3,488	$2,244	55.4
Net income per share, diluted	$5.79	$3.55	63.1

Non-GAAP
Operating income	$3,455	$3,957	(12.7)
Net income	$2,107	$2,370	(11.1)
Net income per share, diluted	$3.50	$3.75	(6.7)

Net income for the year ended December 31, 2017, was $3.5 billion, a 55.4 percent increase year-over-year, or $5.79 per diluted share, and non-GAAP Net income was $2.1 billion, an 11.1 percent decrease year-over-year, or $3.50 per diluted share. The increase in GAAP Net income was primarily driven by a $1.4 billion reduction in Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. This non-cash item is excluded from the Company's non-GAAP results. Operating income for the year ended December 31, 2017 was $3.52 billion, a decrease of 6.5 percent year-over-year, and non-GAAP Operating income was $3.46 billion. The decrease in Operating Income was driven by a 7.7 percent increase in Salaries, wages, and benefits expense, primarily due to wage rate increases resulting from amended collective-bargaining agreements reached with multiple unionized workgroups, coupled with an 8.0 percent increase in Fuel and oil expense, primarily due to increases in market prices. These factors were partially offset by a 2.9 percent increase in Passenger revenues driven by strong demand for low-fare air travel and a 3.6 percent year-over-year capacity growth, holding Load factor and Passenger yield constant. Prior year results included $356 million of contract ratification bonuses accrued in Salaries, wages, and benefits expense associated with tentative collective-bargaining agreements reached with multiple unionized workgroups.

For the twelve months ended December 31, 2017, the Company's earnings performance, combined with its actions to manage invested capital, produced a 25.9 percent pre-tax non-GAAP return on invested capital ("ROIC"), compared with the Company's ROIC of 30.0 percent for the twelve months ended December 31, 2016. The primary cause of the year-over-year decline in ROIC was the decrease in Operating income for the twelve months ended December 31, 2017, compared with the twelve months ended December 31, 2016. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

During 2017, the Company continued to return value to its Shareholders. The Company returned $1.9 billion to Shareholders through $274 million in dividend payments and $1.6 billion through four separate accelerated share repurchase programs and other open market repurchases. During November 2017, the Company launched the Fourth Quarter 2017 ASR Program by advancing $250 million to a financial institution in a privately negotiated transaction. The Company received 4.1 million shares in total under the Fourth Quarter 2017 ASR Program, which was completed in January 2018. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share.

On January 31, 2018, the Company launched a new accelerated share repurchase program by advancing $500 million to a financial institution in a privately negotiated transaction ("First Quarter 2018 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the First Quarter 2018 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than May 2018. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. Subsequent to the launch of the First Quarter 2018 ASR Program, the Company has $850 million remaining under its May 2017 $2.0 billion share repurchase authorization. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Company Overview

During 2017, the Company began scheduled service to new international destinations of Grand Cayman Island and Providenciales, Turks & Caicos, as well as new domestic service to Cincinnati/Northern Kentucky International airport. With the addition of these new markets, the Company now serves 100 destinations across 40 states and ten near-international countries, and operates over 4,000 departures a day. Additionally, the Company announced plans to begin selling tickets in 2018 for service to Hawaii, subject to requisite governmental approvals, including approval from the FAA for Extended Operations ("ETOPS"), a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands.

During 2017, the Company took delivery of 39 new 737-800 aircraft from Boeing, 13 new 737 MAX 8 aircraft from Boeing, and 18 pre-owned Boeing 737-700 aircraft from third parties. The Company also retired its remaining 87 Boeing 737-300 ("Classic") aircraft, which included 61 Classic aircraft grounded in September 2017 as part of an accelerated retirement schedule. The Company recorded a charge of $63 million related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. For 2018, the Company's current firm aircraft commitments would result in 750 aircraft by year-end 2018. See Part I, Item 2 for further information.

The Company became the first airline in North America to offer scheduled service utilizing Boeing’s new, more fuel-efficient, 737 MAX 8 aircraft, which entered service in fourth quarter 2017. The Company is scheduled to be the launch customer for the Boeing 737 MAX 7 series aircraft, with deliveries expected to begin in 2019. Currently, the Company has firm orders in place for 197 737 MAX 8 aircraft and 30 737 MAX 7 aircraft. See Part I, Item 2 for further information.

The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company currently plans to grow its 2018 available seat miles in the low five percent range, year-over-year, with first half 2018 year-over-year growth in the low three percent range and second half 2018 year-over-year growth in the low seven percent range. The Company continues to expect the retirement of its Classic aircraft to produce significant incremental cost savings and improvements in pre-tax results of at least $200 million, cumulatively, by the end of 2020.

On May 9, 2017, the Company completed a multi-year initiative to completely transition its reservation system to the Amadeus Altéa Passenger Service System. The new reservation system, which represented the largest technology project in the Company's history, was designed to improve flight scheduling and inventory management, enable operational enhancements to manage flight disruptions, such as those caused by extreme weather conditions, enable revenue enhancements, further schedule optimization, support additional international growth, and enable other foundational and operational capabilities. The Company continues to expect the new reservation system to produce incremental benefits in pretax results of approximately $200 million in 2018.

During November 2017, the Company's Facilities Maintenance Technicians, represented by Aircraft Mechanics Fraternal Association ("AMFA"), ratified a tentative collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in November 2022.

2017 Compared with 2016

Operating Revenues

Passenger revenues for 2017 increased by $547 million, or 2.9 percent, compared with 2016. Holding Load factor and Passenger yield constant, the increase was primarily attributable to a 3.6 percent increase in capacity, partially offset by approximately $100 million in reduced revenues as a result of the hurricanes and earthquakes during third quarter 2017. On a unit basis, Passenger revenues decreased 0.6 percent, year-over-year, largely driven by a 0.5 percent decrease in Passenger revenue yield due to the industry's competitive domestic fare environment. Load factor remained solid at 83.9 percent.

Freight revenues for 2017 increased by $2 million, or 1.2 percent, compared with 2016, primarily due to increased demand. Based on current trends, the Company currently expects Freight revenues in first quarter 2018 to increase, compared with first quarter 2017.

Other revenues for 2017 increased by $197 million, or 11.9 percent, compared with 2016. Approximately 70 percent of the increase was due to an increase in revenue associated with cardholder spend on the Company's co-branded Chase® Visa credit card, and the remainder of the increase was due to higher ancillary revenues primarily as a result of EarlyBird Check-In revenues of $358 million in 2017, an increase of $29 million, or 8.7 percent, compared with 2016. The Company currently expects Other revenues in first quarter 2018 to increase, compared with first quarter 2017. The Company currently expects EarlyBird Check-in revenues to have a similar year-over-year growth rate in 2018, as compared with 2017.

Based on revenue and booking trends thus far in first quarter 2018, the Company is currently expecting first quarter 2018 operating unit revenues to increase in the one to two percent range, compared with first quarter 2017.

Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Therefore, the Company will adopt the standard as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. As such, in the Company's first quarter 2018 Form 10–Q, both first quarter 2018 results and first quarter 2017 results will be presented under the new standard. On the Consolidated Statement of Income, the estimated impact of this ASU for full year 2017 and 2016 will be a decrease to Operating revenues of approximately $25 million and $135 million, respectively, and a decrease to Operating expenses of approximately $40 million in each year. The ASU will also result in the reclassification of certain ancillary revenues from Other revenues to Passenger revenues for each period. See Note 2 to the Consolidated Financial Statements for further information.

Operating Expenses

Operating expenses for 2017 increased by $991 million, or 5.9 percent, compared with 2016, while capacity increased 3.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Year ended December 31,				Per ASM	Percent
(in cents, except for percentages)	2017		2016		change	change
Salaries, wages, and benefits	4.76	¢	4.57	¢	0.19 ¢	4.2%
Fuel and oil	2.56		2.46		0.10	4.1
Maintenance materials and repairs	0.65		0.70		(0.05)	(7.1)
Aircraft rentals	0.13		0.15		(0.02)	(13.3)
Landing fees and other rentals	0.84		0.82		0.02	2.4
Depreciation and amortization	0.79		0.82		(0.03)	(3.7)
Other operating expenses	1.75		1.70		0.05	2.9
Total	11.48	¢	11.22	¢	0.26 ¢	2.3%

Operating expenses per ASM for 2017 increased 2.3 percent, compared with 2016, primarily due to wage rate increases, increases in market jet fuel prices, and charges associated with the grounding of the Company's remaining Classic aircraft. Prior year results included $356 million of ratification bonuses accrued during 2016, associated with collective-bargaining agreements reached with multiple unionized workgroups. Operating expenses per ASM for 2017, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 4.2 percent year-over-year, primarily due to wage rate increases. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense, special items, and profitsharing expense, the Company expects its first quarter 2018 unit costs to increase in the range of 0.5 to 1.5 percent, compared with first quarter 2017. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense in both years because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Salaries, wages, and benefits expense for 2017 increased by $521 million, or 7.7 percent, compared with 2016. Salaries, wages, and benefits expense per ASM for 2017 increased 4.2 percent, compared with 2016. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries and resulting Company contributions to the Company sponsored 401(k) plans, primarily driven by wage rate increases. In addition, the Company announced a $1,000 per Employee bonus as a result of the 2017 tax reform, which comprised approximately $70 million of the increase in Salaries, wages, and benefits expense. Prior year results included $356 million of ratification bonuses accrued during 2016, associated with collective-bargaining agreements reached with multiple unionized workgroups. Based on current cost trends and anticipated capacity, the Company expects first quarter 2018 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with first quarter 2017. The year-over-year projection does not reflect the potential impact of profitsharing expense in both years because the Company cannot reliably predict or estimate that expense or its impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

During 2017, the Company conducted negotiations with various unionized Employee groups. See the above discussion in Company Overview regarding an agreement reached during the year. The following table sets forth the Company’s unionized Employee groups that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 ("IBT 19")	August 2013
Southwest Mechanics	2,400	Aircraft Mechanics Fraternal Association ("AMFA")	August 2012

Fuel and oil expense for 2017 increased by $293 million, or 8.0 percent, compared with 2016. On a per ASM basis, Fuel and oil expense for 2017 increased 4.1 percent, compared with 2016. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by a decrease in net hedging losses recognized compared to 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel price per gallon increased 4.2 percent, year-over-year, from $1.92 for 2016 to $2.00 for 2017. These figures do not include premium expense associated with the Company's fuel hedges, which on a per gallon basis equated to approximately $0.08 and $0.06 for 2016 and 2017, respectively. The Company also improved its fuel efficiency during 2017, compared with 2016, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 2.5 percent, compared with 2016, while year-over-year capacity increased 3.6 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $416 million in Fuel and oil expense for 2017, compared with net losses totaling $820 million for 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $572 million paid to counterparties for 2017, compared with $1.0 billion paid to counterparties for 2016. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. These items are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements.

As of January 19, 2018, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2018	78%
2019	63%
2020	31%
Beyond 2020 (b)	11%

(a) The Company's hedge position can vary significantly at different price levels, including prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. The Company believes its coverage related to first quarter 2018 is best reflected within the jet fuel forecast price sensitivity table provided below. See Note 10 to the Consolidated Financial Statements for further information.
(b) The Company's coverage for 2021 was approximately 11 percent of estimated fuel consumption. The coverage beyond 2021 was not significant.

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts "frozen" in Accumulated other comprehensive income (loss) ("AOCI"), and these amounts will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2017, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2017	Amount of gains (losses) deferred in AOCI at December 31, 2017 (net of tax)
2018	$112	$(9)
2019	75	8
2020	42	3
Beyond 2020	19	—
Total	$248	$2

Based on forward market prices and the amounts in the above table (and excluding any other subsequent changes to the fuel hedge portfolio), the Company's jet fuel costs per gallon could exceed market (i.e., unhedged) prices during some of these future periods. This is based primarily on expected future cash settlements associated with fuel derivatives, but excludes any impact associated with the ineffectiveness of fuel hedges or fuel derivatives that are marked to market because they do not qualify for hedge accounting. See Note 10 to the Consolidated Financial Statements for further information. Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled and expected fuel hedge premium costs associated with settling contracts each period, and considering only the expected net cash payments and/or receipts related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2018 and full year 2018 jet fuel prices at different crude oil assumptions as of January 19, 2018, and for expected premium costs associated with settling contracts each period, respectively.

	Fuel hedging premium expense per gallon (b)	Estimated economic fuel price per gallon, including taxes and premiums (c)(e)	Fuel hedging premium expense per gallon (b)	Estimated economic fuel price per gallon, including taxes and premiums (d)(e)
Average Brent Crude Oil price per barrel	1Q 2018		Full Year 2018
$55	$0.07	$1.85 - $1.90	$0.06	$1.75 - $1.80
$65	$0.07	$2.05 - $2.10	$0.06	$2.00 - $2.05
Current Market (a)	$0.07	$2.10 - $2.15	$0.06	$2.10 - $2.15
$75	$0.07	$2.25 - $2.30	$0.06	$2.30 - $2.35
$80	$0.07	$2.30 - $2.35	$0.06	$2.35 - $2.40
$85	$0.07	$2.35 - $2.40	$0.06	$2.45 - $2.50
Estimated premium costs	Approximately $34 million		Approximately $135 million

(a) Brent crude oil average market prices as of January 19, 2018, were approximately $68 and $67 per barrel for first quarter 2018 and full year 2018, respectively.
(b) In accordance with the Company's planned early adoption of Accounting Standards Update No. 2017-12, Targeting Improvements to Accounting for Hedging Activities, the Company will begin reporting premium expense within Fuel and oil expense as of January 1, 2018.
(c) Based on the Company's existing fuel derivative contracts and market prices as of January 19, 2018, first quarter 2018 economic fuel costs are estimated to be in the $2.10 to $2.15 per gallon range, including fuel hedging premium expense of approximately $34 million, or $0.07 per gallon. First quarter 2018's expected economic fuel cost range of $2.10 to $2.15 per gallon compares with first quarter 2017's economic fuel cost of $1.96 per gallon, as reported, but including fuel hedging premium expense of $34 million, or $.07 per gallon, will be recast as $2.03 per gallon.
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 19, 2018, annual 2018 economic fuel costs are estimated to be in the $2.10 to $2.15 per gallon range, including fuel hedging premium expense of approximately $135 million, or $.06 per gallon. 2018's annual expected economic fuel cost range of $2.10 to $2.15 per gallon compares with 2017's annual economic fuel costs of $2.00 per gallon, as reported herein, but including fuel hedging premium expense of $135 million, or $.06 per gallon, will be recast as $2.06 per gallon.
(e) The economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of January 19, 2018. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted in any interim or annual period. The Company plans to adopt the standard as of January 1, 2018. See Note 2 to the Consolidated Financial Statements for further information.

Maintenance materials and repairs expense for 2017 decreased by $44 million, or 4.2 percent, compared with 2016. On a per ASM basis, Maintenance materials and repairs expense for 2017 decreased 7.1 percent, compared with 2016. On both a dollar and per ASM basis, the majority of the decreases were attributable to a decrease in airframe maintenance expenses primarily as a result of the retirement of the Company's Classic fleet, partially offset by increases in Boeing 737-700 engine maintenance due to increased utilization. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2018 to increase, compared with first quarter 2017.

Aircraft rentals expense for 2017 decreased by $31 million, or 13.5 percent, compared with 2016. On a per ASM basis, Aircraft rentals expense decreased 13.3 percent, compared with 2016. On both a dollar and per ASM basis, the majority of the decreases were due to 737-300 lease returns and the purchase of ten 737-300 aircraft, that were previously on operating leases, since 2016. See the accompanying Note Regarding Use of Non-GAAP Financial Measures for further information. The Company currently expects Aircraft rentals expense per ASM for first quarter 2018 to decrease, compared with first quarter 2017.

Landing fees and other rentals expense for 2017 increased by $81 million, or 6.7 percent, compared with 2016. On a per ASM basis, Landing fees and other rentals expense for 2017 increased 2.4 percent, compared with 2016. On a dollar basis, approximately 50 percent of the increase was due to an increase in Landing fees as a result of the 2.8 percent increase in Trips flown and a change in fleet mix to larger capacity aircraft. Approximately 25 percent of the increase on a dollar basis was an increase in space rentals related to rate escalations and capital projects at many airports across the Company's network. The remaining increase was due to growth in international markets which gives rise to additional fees. The increase per ASM was primarily due to rate escalations at many airports across the Company's network. The Company currently expects Landing fees and other rentals expense per ASM for first quarter 2018 to increase, compared with first quarter 2017.

Depreciation and amortization expense for 2017 decreased by $3 million, or 0.2 percent, compared with 2016. On a per ASM basis, Depreciation and amortization expense decreased 3.7 percent, compared with 2016. On both a dollar and per ASM basis, the majority of the decreases were associated with a net decrease in depreciation expense related to the Company's flight equipment, as the decrease from the retirement of the Company's Classic fleet exceeded the additional depreciation from the addition of new 737 MAX 8 aircraft, new 737-800 aircraft, and pre-owned 737-700 aircraft on capital leases. These decreases were partially offset by the deployment of new technology assets. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2018 to decrease, compared with first quarter 2017.

Other operating expenses for 2017 increased by $174 million, or 6.9 percent, compared with 2016. On a per ASM basis, Other operating expenses for 2017 increased 2.9 percent, compared with 2016. These increases were both impacted by charges associated with the retirement of the Company's remaining Classic aircraft. These charges included a $63 million aircraft grounding charge related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. The Classic fleet charges in 2017 also included $33 million in lease termination expenses associated with Classic aircraft being acquired off their operating leases, compared with $22 million related to the acquisition of aircraft coming off operating leases in 2016. These charges related to the grounding or cease-use of the Classic fleet were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The remainder of the increase on a dollar basis was primarily due to increased personnel expenses due to higher travel expenses for Flight Crews and higher hotel rates, as well as new Heart-themed uniforms for the Company's operations personnel. The Company currently expects Other operating expenses per ASM for first quarter 2018 to increase slightly, compared with first quarter 2017.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for 2017 decreased by $8 million, or 6.6 percent, compared with 2016, primarily due to the timing of debt activity. The Company had three debt facilities mature during or since 2016 with higher interest expense than the four debt facilities issued during or since 2016. The three debt facilities that matured during or since 2016 included the Company's remaining 5.25% convertible senior notes in October 2016, $300 million of 5.75% senior unsecured notes in December 2016, and $300 million of 5.125% senior unsecured notes in March 2017. The four debt facilities issued during or since 2016 included a $215 million floating rate term loan in October 2016, $300 million of 3.00% senior unsecured notes in November 2016, $300 million of 2.75% senior unsecured notes in November 2017, and $300 million of 3.45% senior unsecured notes in November 2017.

Capitalized interest for 2017 increased by $2 million, or 4.3 percent, compared with 2016, primarily due to interest on facility construction projects.

Interest income for 2017 increased by $11 million, or 45.8 percent, compared with 2016, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2017, and 2016:

	Year ended December 31,
(in millions)	2017	2016
Mark-to-market impact from fuel contracts settling in future periods	$69	$9
Ineffectiveness from fuel hedges settling in future periods	31	(11)
Realized ineffectiveness and mark-to-market (gains) or losses	6	5
Premium cost of fuel contracts	135	153
Other	(7)	6
	$234	$162

Income Taxes

The Company's effective tax rate was (7.3) percent for 2017, compared with 36.8 percent for 2016. The decrease in rate was driven by a $1.4 billion reduction in Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. The Company currently projects a full year 2018 effective tax rate to be in the 23 to 23.5 percent range, as a result of a lower federal corporate tax rate, and including the estimated impact of state taxes.

2016 Compared with 2015

Operating Revenues

Passenger revenues for 2016 increased by $295 million, or 1.6 percent, compared with 2015. Holding Load factor and Passenger yield constant, the increase was primarily attributable to a 5.7 percent increase in capacity as strong

Customer demand for low-fare air travel enabled the Company to fill the additional seats, as evidenced by a Company record annual load factor of 84.0 percent. On a unit basis, Passenger revenues decreased 3.8 percent, year-over-year, largely driven by a 4.3 percent decrease in passenger revenue yield, year-over-year, which included a reduction to 2016 Passenger revenues associated with the Company's July 2015 amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. ("Chase") and a resulting required change in accounting methodology. See Note 1 to the Consolidated Financial Statements for further information. The Agreement resulted in an acceleration of the timing of revenue recognition on a prospective basis beginning July 1, 2015, as well as a change in classification.

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

Other revenues for 2016 increased by $490 million, or 41.9 percent, compared with 2015, primarily as a result of the Agreement with Chase and the resulting required change in accounting methodology. This change resulted in approximately 90 percent of the increase to Other revenue year-over-year. Excluding this impact of the Agreement with Chase, Other revenues increased primarily due to higher ancillary revenues associated with EarlyBird Check-in® and A1-15 select open priority boarding positions sold at the airport.

Operating Expenses

Operating expenses for 2016 increased by $961 million, or 6.1 percent, compared with 2015, while capacity increased 5.7 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2016 and 2015, followed by explanations of these changes on a per ASM basis and/or on a dollar basis:

	Year ended December 31,				Per ASM	Percent change
(in cents, except for percentages)	2016		2015		change
Salaries, wages, and benefits	4.57	¢	4.54	¢	0.03 ¢	0.7%
Fuel and oil	2.46		2.58		(0.12)	(4.7)
Maintenance materials and repairs	0.70		0.72		(0.02)	(2.8)
Aircraft rentals	0.15		0.17		(0.02)	(11.8)
Landing fees and other rentals	0.82		0.83		(0.01)	(1.2)
Depreciation and amortization	0.82		0.72		0.10	—
Acquisition and integration	—		0.03		(0.03)	(100.0)
Other operating expenses	1.70		1.59		0.11	6.9
Total	11.22	¢	11.18	¢	0.04 ¢	0.4%

Operating expenses per ASM for 2016 increased 0.4 percent, compared with 2015, primarily due to the accelerated depreciation expense associated with the planned early retirement of the Classic fleet, higher contract programming and consulting expenses associated with large technology projects, and higher wage rates due to new labor agreements. These increases were partially offset by lower jet fuel prices and lower profitsharing expense. See Note 1 to the Consolidated Financial Statements for further information on the early retirement of the Classic fleet. Operating expenses per ASM for 2016, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 1.6 percent year-over-year. See Note Regarding Use of Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2016 increased by $415 million, or 6.5 percent, compared with 2015. Salaries, wages, and benefits expense per ASM for 2016 increased 0.7 percent, compared with 2015. On both a dollar and per ASM basis, the increases were primarily due to wage rate increases as a result of agreements reached with multiple workgroups, increased training, additional headcount, and contractual increases.

Fuel and oil expense for 2016 increased by $31 million, or 0.9 percent, compared with 2015. On a per ASM basis, Fuel and oil expense for 2016 decreased 4.7 percent, compared with 2015, as the dollar increases were more than offset by the 5.7 percent increase in capacity. On a dollar basis, the increase was attributable to the $566 million increase in net losses resulting from the Company's fuel hedging program. Excluding the impact of hedging, Fuel and oil expense would have decreased by $535 million, or 15.9 percent, compared with 2015, due to lower market jet fuel prices. The Company's average economic jet fuel price per gallon decreased 7.2 percent year-over-year, from $2.07 for 2015 to $1.92 for 2016, not including premium expense of $0.06 and $0.08 per gallon, respectively. Fuel gallons consumed increased 5.0 percent, compared with 2015, while year-over-year capacity increased 5.7 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $820 million in Fuel and oil expense for 2016, compared with net losses totaling $254 million for 2015. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $1.0 billion paid to counterparties for 2016, compared with $577 million paid to counterparties for 2015. Additionally, these totals exclude gains and/or losses recognized from hedge ineffectiveness and from derivatives that did not qualify for hedge accounting. These items are recorded as a component of Other (gains) losses, net.

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

Aircraft rentals expense for 2016 decreased by $9 million, or 3.8 percent, compared with 2015. On a per ASM basis, Aircraft rentals expense decreased 11.8 percent, compared with 2015. On both a dollar and per ASM basis, the decreases were primarily due to the retirement of five 737-300 leased aircraft and two 737-500 leased aircraft since 2015, as well as the purchase of five leased 737-300s that were previously on operating lease during 2016. See Note Regarding Use of Non-GAAP Financial Measures for further information.

Landing fees and other rentals expense for 2016 increased by $45 million, or 3.9 percent, compared with 2015. On a per ASM basis, Landing fees and other rentals expense for 2016 decreased 1.2 percent, compared with 2015, as the dollar increases were more than offset by the 5.7 percent increase in capacity. On a dollar basis, approximately 70 percent of the increase was due to higher space rental rates and usage at various airports. The remainder was due to a 3.5 percent increase in Trips flown coupled with heavier landing weights for the Company's higher capacity 737-800 aircraft, which in 2016 made up a larger portion of the Company's fleet than in 2015.

Depreciation and amortization expense for 2016 increased by $206 million, or 20.3 percent, compared with 2015. On a per ASM basis, Depreciation and amortization expense increased 13.9 percent, compared with 2015. On both a dollar and per ASM basis, approximately 60 percent of the increases were due to the accelerated depreciation expense resulting from a change in the estimated retirement dates of many of the Company's owned Classic fleet from mid-2021 to third quarter 2017. The remainder of the increases were due to the purchase and capital lease of new and used aircraft since 2015.

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

Other operating expenses for 2016 increased by $272 million, or 12.1 percent, compared with 2015. On a per ASM basis, Other operating expenses for 2016 increased 6.9 percent, compared with 2015. On both a dollar and per ASM basis, approximately 30 percent of the increases were due to higher contract programming and consulting expenses associated with large technology projects and approximately 15 percent of the increases were due to increased personnel expenses. Other operating expenses for 2016 also increased as the result of a $37 million litigation settlement received during 2015 which reduced 2015 Other operating expenses, a $22 million lease termination expense as a result of the Company acquiring five of its Boeing 737-300 aircraft off operating leases, and a $21 million increase due to an impairment charge related to leased slots at Newark Liberty International Airport. The remainder of the increases were due to revenue related costs driven by the 5.5 percent increase in Revenue Passengers Carried.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for 2016 increased by $1 million, or 0.8 percent, compared with 2015, primarily due to the timing of debt issuances and payoffs in 2015 and 2016.

Capitalized interest for 2016 increased by $16 million, or 51.6 percent, compared with 2015, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for 2016 increased by $15 million, or 166.7 percent, compared with 2015, primarily due to higher interest rates coupled with a greater amount of interest earned on cash collateral held by counterparties. See Note 10 to the Consolidated Financial Statements for further information on the Company's derivatives.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2016, and 2015:

	Year ended December 31,
(in millions)	2016	2015
Mark-to-market impact from fuel contracts settling in future periods	$9	$373
Ineffectiveness from fuel hedges settling in future periods	(11)	(9)
Realized ineffectiveness and mark-to-market (gains) or losses	5	72
Premium cost of fuel contracts	153	124
Other	6	(4)
	$162	$556

Income Taxes

The Company's effective tax rate was 36.8 percent for 2016, compared with 37.3 percent for 2015.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (unaudited) (in millions, except per share and per ASM amounts)

	Year ended December 31,		Percent
	2017	2016	Change
Fuel and oil expense, unhedged	$3,524	$2,827
Add: Fuel hedge (gains) losses included in Fuel and oil expense, net	416	820
Fuel and oil expense, as reported	$3,940	$3,647
Add: Net impact from fuel contracts	156	202
Fuel and oil expense, excluding special items (economic)	$4,096	$3,849	6.4%

Total operating expenses, as reported	$17,656	$16,665
Deduct: Contract ratification bonuses	—	(356)
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	6	5
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	150	197
Deduct: Asset impairment	—	(21)
Deduct: Lease termination expense	(33)	(22)
Deduct: Aircraft grounding charge	(63)	—
Total operating expenses, excluding special items	$17,716	$16,468	7.6%

Operating income, as reported	$3,515	$3,760
Add: Contract ratification bonuses	—	356
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	(6)	(5)
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	(150)	(197)
Add: Asset impairment	—	21
Add: Lease termination expense	33	22
Add: Aircraft grounding charge	63	—
Operating income, excluding special items	$3,455	$3,957	(12.7)%

Provision for income taxes, as reported	$(237)	$1,303
Add: Income tax impact of fuel and special items, excluding Tax reform impact (b)	17	74
Add: Tax reform impact (c)	1,410	—
Provision for income taxes, excluding special items	$1,190	$1,377	(13.6)%

Net income, as reported	$3,488	$2,244
Add: Contract ratification bonuses	—	356
Add: Mark-to-market impact from fuel contracts settling in future periods	69	9
Add (Deduct): Ineffectiveness from fuel hedges settling in future periods	31	(11)
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(150)	(197)
Add: Asset impairment	—	21
Add: Lease termination expense	33	22
Add: Aircraft grounding charge	63	—
Deduct: Net income tax impact from fuel and special items (b)	(17)	(74)
Deduct: Tax reform impact (c)	(1,410)	—
Net income, excluding special items	$2,107	$2,370	(11.1)%

	Year ended December 31,		Percent
	2017	2016	Change
Net income per share, diluted, as reported	$5.79	$3.55
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares	(0.08)	(0.31)
Add: Impact of special items	0.16	0.63
Deduct: Net income tax impact of fuel and special items, excluding Tax reform impact (b)	(0.03)	(0.12)
Deduct: Tax reform impact (c)	(2.34)	—
Net income per share, diluted, excluding special items	$3.50	$3.75	(6.7)%

Operating expenses per ASM (cents)	11.48 ¢	11.22 ¢
Deduct: Fuel expense divided by ASMs	(2.56)	(2.46)
Deduct: Impact of special items	(0.07)	(0.27)
Operating expenses per ASM, excluding Fuel and oil and special items (cents)	8.85 ¢	8.49 ¢	4.2%
(a) As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating income, as reported	$3,515	$3,760	$4,116
Special revenue adjustment (a)	—	—	(172)
Contract ratification bonuses	—	356	334
Net impact from fuel contracts	(156)	(202)	(323)
Acquisition and integration costs	—	—	39
Litigation settlement	—	—	(37)
Asset impairment	—	21	—
Lease termination expense	33	22	—
Aircraft grounding charge	63	—	—
Operating income, non-GAAP	3,455	3,957	3,957
Net adjustment for aircraft leases (b)	109	111	114
Adjustment for fuel hedge accounting (c)	(135)	(152)	(124)
Adjusted Operating income, non-GAAP (A)	$3,429	$3,916	$3,947

Debt, including capital leases (d)	$3,259	$3,304	$2,782
Equity (d)	8,881	7,833	7,032
Net present value of aircraft operating leases (d)	785	1,015	1,223
Average invested capital	$12,925	$12,152	$11,037
Equity adjustment for hedge accounting (c)	296	886	1,027
Adjusted average invested capital (B)	$13,221	$13,038	$12,064

Non-GAAP ROIC, pre-tax (A/B)	25.9%	30.0%	32.7%

(a) The adjustment related to the execution of the Agreement with Chase and the resulting required change in accounting methodology. See Note 1 to the Consolidated Financial Statements for further information.
(b) Net adjustment related to presumption that all aircraft in fleet are owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft). The Company makes this adjustment to enhance comparability to other entities that have different capital structures by utilizing alternative financing decisions.
(c) The Adjustment for fuel hedge accounting in the numerator is due to the Company’s accounting policy decision to classify fuel hedge accounting premiums below the Operating income line, and thus is adjusting Operating income to reflect such policy decision. The Equity adjustment for hedge accounting in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income and Retained earnings, of gains and/or losses associated with hedge accounting related to fuel hedge derivatives that will settle in future periods. The current period impact of these gains and/or losses are reflected in the Net impact from fuel contracts in the numerator.
(d) Calculated as an average of the five most recent quarter end balances or remaining obligations. The Net present value of aircraft operating leases represents the assumption that all aircraft in the Company’s fleet are owned, as it reflects the remaining contractual commitments discounted at the Company's estimated incremental borrowing rate as of the time each individual lease was signed.

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

The Company’s GAAP results in the applicable periods include other charges or benefits that are also deemed "special items" that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. Special items include:

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

6.
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

7.
An Aircraft grounding charge recorded in third quarter 2017, as a result of the Company grounding its remaining Boeing 737-300 aircraft on September 29, 2017. The loss was a result of the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date. The Company had not budgeted for the lease return requirements, as they are subject to negotiation with third party lessors; and

8.
An adjustment to Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. This adjustment is a non-cash item and is being treated as a special item.

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Provision for income taxes, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil and special items.

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

Liquidity and Capital Resources

Net cash provided by operating activities for 2017, 2016, and 2015 was $3.9 billion, $4.3 billion, and $3.2 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2017, 2016, and 2015 were impacted primarily by the Company's results of operations, as adjusted for non-cash items as well as changes in the Air traffic liability and Accrued liabilities balances. Operating cash flows also can be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. The Company has the ability to post aircraft in lieu of cash collateral in certain situations. See Note 10 to the Consolidated Financial Statements for further information. During 2017 and 2016, the Company had net cash inflows of $316 million and $535 million, respectively, in cash collateral from derivative counterparties. During 2015, the Company provided $570 million in cash collateral to derivative counterparties. Cash flows related to the purchase of derivatives utilized to offset a portion of the Company's future fuel hedge positions prior to their settlement, as well as new fuel derivatives, which are also classified as Other, net, operating cash flows, were net outflows of $142 million in 2017, $165 million in 2016, and $556 million in 2015. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities for 2017, 2016, and 2015 was $2.4 billion, $2.3 billion, and $1.9 billion, respectively. Investing activities in 2017, 2016, and 2015 included Capital expenditures, primarily related to aircraft and other equipment, and payments associated with airport construction projects, denoted as Assets constructed for others, and also included purchases and sales of short-term and noncurrent investments. See Note 4 to the Consolidated Financial Statements for further information. During 2017, Capital expenditures were $2.1 billion, the majority of which were payments for new aircraft delivered to the Company, but also included payments associated with airport and other facility construction projects and technology projects. This compared with $2.0 billion in Capital expenditures during both 2016 and 2015. During 2017 and 2016, the Company's purchases and sales of short-term and noncurrent investments resulted in net cash outflows of $159 million and $125 million, respectively, and a net cash inflow of $237 million in 2015. The Company currently estimates its 2018 capital expenditures will be approximately $1.9 billion.

Net cash used in financing activities for 2017, 2016, and 2015 was $1.7 billion, $1.9 billion, and $1.0 billion, respectively. During 2017, the Company repaid $592 million in debt and capital lease obligations, compared with $591 million (including convertible notes) and $213 million during 2016 and 2015, respectively. During 2017, the Company issued, under its shelf registration statement, $300 million 2.75% senior unsecured notes due 2022 and $300 million 3.45% senior unsecured notes due 2027, compared with the 2016 borrowing of $215 million under a secured term loan agreement and issuance of $300 million 3.00% senior unsecured notes due 2026 under its shelf registration statement, and the 2015 issuance of $500 million 2.65% senior unsecured notes due 2020 under its shelf registration statement. See Note 6 to the Consolidated Financial Statements for further information. The Company repurchased $1.6 billion of its outstanding common stock through authorized share repurchases during 2017, compared with repurchases of $1.8 billion and $1.2 billion during 2016 and 2015, respectively. The Company also paid $274 million in dividends to Shareholders during 2017, compared with $222 million in 2016 and $180 million in 2015. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2017, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

During November 2017, the Company launched the Fourth Quarter 2017 ASR Program by advancing $250 million to a financial institution in a privately negotiated transaction. The Company received 4.1 million shares in total under the Fourth Quarter 2017 ASR Program, which was completed in January 2018. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share. Following the launch of the Fourth Quarter 2017 ASR Program, during the period from November 29, 2017 to December 15, 2017, the Company repurchased 1.6 million shares of its common stock on the open market. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

During second quarter 2017, the Company completed its previously authorized $2.0 billion share repurchase program, bringing in a total of 41.3 million shares over the course of the program. On May 17, 2017, the Company's Board of Directors approved a new $2.0 billion share repurchase program. Following the Board of Directors' authorization of the Company's new $2.0 billion share repurchase program, the Company entered into the following share repurchases:

Share repurchases (in millions)	Shares received	Cash paid
Third Quarter 2017 Accelerated Share Repurchase Program	5.3	$300
Fourth Quarter 2017 Accelerated Share Repurchase Program	4.1	250
Open Market Share Repurchases	1.6	100
Total	11.0	$650

On June 1, 2017, Moody's upgraded the Company's secured equipment trust certificates and its senior unsecured debt rating to "A3" from "Baa1." The upgrade of the Company's senior unsecured debt rating was based on the Company's strong liquidity, manageable funded debt, competitive fares, and expanding network. Also on August 14, 2017, Standard & Poor's upgraded the Company's investment grade credit ratings to "BBB+" from "BBB." The upgrade of the Company's investment grade rating was based on the Company's consistent profitability and cost advantage, exceptional liquidity, and manageable funded debt. The Company maintained its investment grade credit ratings of "BBB+" with Fitch.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales and frequent flyer deferred revenue, which are performance obligations for future customer flights, do not require future settlement in cash, and are mostly nonrefundable. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.3 billion as of December 31, 2017, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2017 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer a portion of cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. The Company revised its future firm order delivery schedule with Boeing during fourth quarter 2017, to support future growth opportunities and fleet modernization. During fourth quarter 2017, the Company exercised 40 737 MAX 8 options for 15 firm orders in 2019 and 25 firm orders in 2020. The Company also deferred 23 737 MAX 7 firm orders from 2019 through 2021 to 12 firm orders in 2023 and 11 firm orders in 2024. The Company also accelerated 23 737 MAX 8 firm orders from 2023 through 2024 to an additional 21 firm orders in 2021 and 2 firm orders in 2022. Earlier in 2017, the Company also exercised five 737-800 options for 2018, and substituted four 737-800 options for two 737 MAX 8 options for both 2021 and 2022. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Part 1, Item 2 for a complete table of the Company’s firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft, and Note 4 to the Consolidated Financial Statements for the financial commitments related to these firm deliveries.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2017, the Company had 215 leased aircraft, including 78 B717s subleased to Delta and 15 Classic aircraft grounded in September 2017. Of these leased aircraft, 144 are under operating leases, including 76 B717s subleased to Delta and 15 Classic aircraft. See Note 7 to the Consolidated Financial Statements for further information on this transaction. Assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $167 million at December 31, 2017.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2017:

	Obligations by period (in millions)
Contractual obligations	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long-term debt (a)	$256	$1,239	$481	$818	$2,794
Interest commitments - fixed (b)	77	116	83	121	397
Interest commitments - floating (c)	31	56	10	12	109
Facility construction commitments (d)	65	130	130	232	557
Facility operating lease commitments	34	64	45	89	232
Aircraft operating lease commitments (e)	223	355	137	80	795
Aircraft capital lease commitments (f)	107	211	196	416	930
Aircraft purchase commitments (g)	874	1,717	2,174	5,191	9,956
Other commitments	171	229	84	322	806
Total contractual obligations	$1,838	$4,117	$3,340	$7,281	$16,576

(a)	Includes principal only. See Note 6 to the Consolidated Financial Statements.

(b)	Related to fixed-rate debt (either at issuance or through swaps) only.

(c)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2017, and can be subject to significant fluctuation.

(d)	Includes some lease payments that are considered variable which have a related construction obligation. See Note 4 to the Consolidated Financial Statements.

(e)
Includes the impact of the B717 lease/sublease transaction entered into in 2012. Also includes 15 remaining Classic aircraft on operating leases, which net remaining lease payments were included in the $63 million grounding charge recorded during 2017. See Note 7 to the Consolidated Financial Statements.

(f)	Includes principal and interest on capital leases.

(g)	Firm orders from Boeing.

Airport Projects

The Company has commitments associated with various airport improvement projects that will impact its future liquidity needs in differing ways. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities and are discussed in more detail in Note 4 to the Consolidated Financial Statements.

Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation ("LFAMC") that were utilized to fund the majority of the project. The amount of bonds outstanding as of December 31, 2017, was $424 million. Repayment of the bonds is through the "Facilities Payments" described below. Reimbursement of the Company for its payment of Facilities Payments is made through recurring ground rents, fees, and other revenues collected at the airport.
Prior to the issuance of the bonds by the LFAMC, the Company entered into two separate funding agreements: (i) a "Facilities Agreement" pursuant to which the Company is obligated to make debt service payments on the principal and interest amounts associated with the bonds ("Facilities Payments"), less other sources of funds the City of Dallas may apply to the repayment of the bonds (including but not limited to passenger facility charges collected from passengers originating from the airport); and (ii) a "Revenue Credit Agreement" pursuant to which the City of Dallas reimburses the Company for the Facilities Payments made by the Company.
A majority of the monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement originate from a reimbursement account created in the "Use and Lease Agreement" between the City of Dallas and the Company. The Use and Lease Agreement is a 20-year agreement providing for, among other things, the Company’s lease of space at the Airport from the City of Dallas. The remainder of such monies transferred from the City of Dallas to the Company under the Revenue Credit Agreement originates from (i) use and lease agreements with other airlines, (ii) various concession agreements, and (iii) other airport miscellaneous revenues.
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
Fort Lauderdale-Hollywood International Airport
The Company has committed to oversee and manage the design and construction of Fort Lauderdale-Hollywood International Airport's Terminal 1 Modernization Project, including the design and construction of a new five-gate Concourse A with an international processing facility, at a cost not to exceed $333 million. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 is estimated to be completed by mid-2018. In general, as work is being completed on the project by various contractors, invoices are submitted to Broward County for initial payment to the Company, which then makes such payments to the contractors performing the work.
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
Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company is overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project at a cost not to exceed $526 million (including proprietary renovations, or $510 million excluding proprietary renovations). In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). The Company intends to oversee and manage the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements.
These projects are being funded primarily using the Regional Airports Improvement Corporation ("RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. Loans made under the separate credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project are being used to fund the development of each of these projects, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company has guaranteed the obligations of the RAIC under each of the credit facilities of the respective lease agreements.
The Company’s liquidity could be impacted by these projects under certain circumstances; however, the Company does not expect this to occur based on its past experience with other projects. These projects are not expected to have a significant impact on the Company’s capital resources or financial position. Construction on the Terminal 1 Modernization Project began during 2014 and is estimated to be completed during 2018. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be completed during 2020.

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

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused, as well as a portion of the Company’s liability associated with its frequent flyer program. Air traffic liability fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s frequent flyer program. See Note 2 to the Consolidated Financial Statements for information about changes to Accounting Standards Update ("ASU") No. 2014-09 for revenue recognition that are effective for 2018.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. Southwest has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 1 to the Consolidated Financial Statements for further information. According to Southwest’s current "Contract of Carriage," all refundable tickets that are sold but not flown on the travel date can be reused for another flight up to a year from the date of sale, or some tickets can be refunded. This policy also applies to unused Customer funds that may be the result of an exchange downgrade, in which a Customer exchanges their ticket from a previously purchased flight for a lower priced ticket, with the price difference being available for use by the Customer towards travel up to twelve months from the date of original purchase. Fully refundable tickets rarely expire unused. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest has consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual spoiled tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual spoilage results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to Air traffic liability and to Passenger revenue are recorded, as necessary. Additional factors that may affect estimated spoiled tickets include, but may not be limited to, changes to the Company’s ticketing policies, the Company’s refund, exchange, and unused funds policies, the mix of refundable and nonrefundable fares, promotional fare activity, events leading to significant flight cancellations, and the impact of the economic environment on Customer behavior. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual spoiled tickets may vary from estimated amounts.

The Company believes it is unlikely that materially different estimates for future spoiled tickets would be reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Accounting for Long-Lived Assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 653 Boeing 737 aircraft in the Company’s fleet at December 31, 2017, which are either owned or on capital lease. The remaining 53 Boeing 737 aircraft in the Company’s fleet at December 31, 2017, are operated under operating leases. The Company also has 88 B717 aircraft, which are part of the lease/sublease with Delta. As these aircraft are not in service for the Company, they are not included in the fleet count as of December 31, 2017 or 2016.

In addition, the Company retired its remaining Classic aircraft during the year as part of an accelerated retirement schedule, including 54 of which are still owned or on operating lease. As these aircraft are not in service for the Company, they are not included in the fleet count as of December 31, 2017. See Note 7 to the Consolidated Financial Statements for further information. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer and assets constructed for others:

	Estimated useful life	Estimated residual value
Airframes and engines	25 years	15 percent
Aircraft parts	Fleet life	4 percent
Assets constructed for others	10 to 30 years	17 to 75 percent
Ground property and equipment	5 to 30 years	0 to 10 percent

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from Boeing. Aircraft estimated useful lives are based on the number of "cycles" flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. See Note 1 to the Consolidated Financial Statements for further information.

The Company believes it is unlikely that materially different estimates for expected lives, expected residual values, and impairment evaluations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Financial Derivative Instruments

The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, and see Note 10 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments. Also, see Note 2 to the Consolidated Financial Statements for information about future required changes to hedge accounting per ASU No. 2017-12.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2017, the Company was a party to over 400 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2017, market "spot" prices for Brent crude oil peaked at a high of approximately $67 per barrel and hit a low price of approximately $45 per barrel. During 2016, market spot prices ranged from a high of approximately $57 per barrel to a low of approximately $28 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

The Company enters into financial derivative instruments with third party institutions in "over-the-counter" markets. Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. Also, since there is not a reliable forward market for jet fuel beyond approximately 24 months, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes to those prices. Forward jet fuel prices are estimated through the observation of similar commodity futures prices (such as crude oil, heating oil, and unleaded gasoline) and adjusted based on variations of those like commodities to the Company’s ultimate expected price to be paid for jet fuel at the specific locations in which the Company hedges.

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

Under current hedge accounting guidance, ineffectiveness is inherent in hedging jet fuel with derivative positions based in other crude oil related commodities, especially given the past volatility in the prices of refined products. Due to the volatility in markets for crude oil and related products, the Company is unable to predict the amount of ineffectiveness each period, including the loss of hedge accounting, which could be determined on a derivative by derivative basis or in the aggregate for a specific commodity. This may result, and has historically resulted, in increased volatility in the Company’s financial statements. The amount of hedge ineffectiveness and unrealized gains and losses due to the change in fair value of derivative contracts settling in future periods, recorded during historical periods, has been due to a number of factors. These factors include: the significant fluctuation in energy prices, the number of derivative positions the Company holds, significant weather events that have affected refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses for mitigation of fuel price volatility. The discontinuation of hedge accounting for specific hedges and for specific refined products, such as unleaded gasoline, can also be a result of these factors. Depending on the level at which the Company is hedged at any point in time, as the fair value of the Company’s hedge positions fluctuate in amount from period to period, there could be continued variability recorded in the Consolidated Statement of Income, and furthermore, the amount of hedge ineffectiveness and unrealized gains or losses recorded in earnings may be material. This is primarily because small differences in the correlation of crude oil related products could be leveraged over large volumes.

The Company continually looks for better and more accurate methodologies in forecasting expected future cash flows relating to its jet fuel hedging program. These estimates are an important component used in the measurement of effectiveness for the Company’s fuel hedges. The current methodology used by the Company in forecasting forward jet fuel prices is primarily based on the idea that different types of commodities are statistically better predictors of forward jet fuel prices, depending on specific geographic locations in which the Company hedges. The Company then adjusts for certain items, such as transportation costs, that are stated in fuel purchasing contracts with its vendors, in order to estimate the actual price paid for jet fuel associated with each hedge. This methodology for estimating expected future cash flows (i.e., jet fuel prices) has been consistently applied during 2017, 2016, and 2015, and has not changed for either assessing or measuring hedge ineffectiveness during these periods.

The Company believes it is unlikely that materially different estimates for the fair value of financial derivative instruments and forward jet fuel prices would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair Value Measurements

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2017, these consisted of a portion of its fuel derivative option contracts, which were a net asset of $248 million.

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of December 31, 2017, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $35 million.

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

The Company utilizes the incremental cost method of accounting for points earned through flights taken in its frequent flyer program. Liabilities are recorded for the estimated incremental cost of providing free travel as points are being earned and companion passes earned. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. The incremental cost liabilities are primarily composed of direct Passenger costs such as fuel, food, and other operational costs, but do not include any contribution to fixed overhead costs or profit. At December 31, 2017, the incremental cost liabilities were approximately $76 million. As previously discussed, the Company will adopt ASU No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018. See Note 2 to the Consolidated Financial Statements for further information.

The Company also sells frequent flyer points and related services to business partners participating in the frequent flyer program. The majority of the points sold to business partners are through the Southwest co-branded Chase Visa credit card. Prior to third quarter 2015, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under the residual method, the Company estimated the percent of the amount received from frequent flyer points sold associated with Southwest’s co-branded Chase Visa credit card that related to free travel. The estimated amounts associated with free travel were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. During third quarter 2015, the Company executed an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. ("Chase"), which materially modified the previously existing agreement between Chase and the Company. Consideration received as part of this Agreement is subject to ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force. The modified Agreement has the following multiple elements: travel points to be awarded; use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team. Under ASU No. 2009-13, these deliverables are accounted for separately and allocation of consideration from the Agreement is determined based on the relative selling price of each deliverable. The application of ASU No. 2009-13 to the Agreement decreases the relative value of the air transportation deliverables that the Company records as deferred revenue (and ultimately Passenger revenues when redeemed awards are flown) and increases the relative value of the marketing-related deliverables recorded in Other revenues at the time these marketing-related deliverables are provided. This is principally due to the previous application of the residual method, which effectively applied the entire discount associated with the agreement to the marketing deliverables.

Significant management judgment was used to estimate the selling price of each of the deliverables. The objective was to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determined the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple deliverables. The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2017, resulting in an allocation of proceeds to air transportation would have changed the Company's Operating revenues by less than $17 million for 2017.

The Company followed the transition approach of ASU No. 2009-13, which required that the Company's existing deferred revenue balance, classified within Air traffic liability, be adjusted to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the previous contract and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million during 2015. In addition, 2015, 2016, and 2017 Operating revenues increased year-over-year by an estimated net $255 million, $544 million, and $544 million respectively, as a result of the amended Agreement with Chase and the resulting July 1, 2015, required change in accounting methodology. See Note 1 to the Consolidated Financial Statements for further information.

Under its current program, Southwest estimates the portion of frequent flyer points that will not be redeemed. In estimating spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with program, points accrued in the program, and whether or not the customer has a co-branded credit card. During fourth quarter 2014, the Company obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners. The Company updates this model at least annually, and applies the new spoilage rates effective October 1st each year, or more frequently if required by changes in the business. The new spoilage rates applied in 2015, 2016, and 2017 did not have a material impact to Passenger revenues during 2015, 2016, or 2017. For the year ended December 31, 2017, based on actual redemptions of points sold to business partners, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $48 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Goodwill and Other Intangible Assets

As a result of the Company’s acquisition of AirTran on May 2, 2011, the Company has reflected Goodwill on its Consolidated Balance Sheet in the amount of $970 million at December 31, 2017, the excess of the consideration transferred over the fair value of AirTran’s assets and liabilities on the acquisition date. In addition, the Company's other intangible assets have a net carrying amount of approximately $413 million at December 31, 2017, of which $295 million related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and primarily consist of take-off and landing slots at certain domestic slot-controlled airports. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually, as of October 1st, or more frequently if events or circumstances indicate that impairment may exist.

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
As part of this evaluation, the Company assesses whether changes in (i) macroeconomic conditions; (ii) industry and market conditions; (iii) cost factors; (iv) overall financial performance; and (v) Company-specific events, have occurred which would impact the use and/or fair value of these assets since the Company's quantitative analysis in 2013. In 2017 and 2016, the Company performed a qualitative assessment of goodwill and determined that there was no indication that goodwill was impaired. The qualitative assessments included analyses and weighting of all relevant factors noted above. The Company performed a quantitative assessment of all indefinite-lived intangible assets in 2015 and a qualitative assessment in 2016 and 2017 and determined that there was no impairment in any of these years as a result of the assessments. The Company did record a $21 million noncash impairment charge related to leased slots at Newark Liberty International Airport (not indefinite-lived assets) as a result of the FAA announcement in April 2016 that this airport was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3. Southwest does not believe this FAA decision is indicative of a similar decision being made at its other slot-controlled airports.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2017, the Company operated a total of 122 aircraft under operating and capital lease. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 78 aircraft under operating and capital lease that have been subleased to another carrier. In addition, the Company has 15 remaining Classic aircraft under operating leases which were grounded in September 2017. Further information about these leases is disclosed in Note 7 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 2.1 billion gallons of jet fuel in 2018. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $21 million for 2018, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2017, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2017, was a net asset of $248 million. In addition, $15 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2017. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2017, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $214 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash, aircraft, or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2017, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2017, the Company had eight counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2017, at which such postings are triggered.

Due to the Company's investment grade credit rating, terms of the Company’s current fuel hedging agreements with counterparties, and the types of derivatives held as of December 31, 2017, in the Company's judgment, it does not have cash collateral exposure. See Note 10 to the Consolidated Financial Statements. The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. The Company has found that financial derivative instruments in commodities, such as West Texas Intermediate crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2017, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a "BBB+" rating with Fitch, a "BBB+" rating with Standard & Poor’s, and an "A3" credit rating with Moody’s as of December 31, 2017, all of which are considered "investment grade." The Company’s French Credit Agreements due 2018 do not give rise to significant fair value risk but do give rise to interest rate risk because this borrowing was originally issued as floating-rate debt. In addition, as disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. Although there is interest rate risk associated with these floating rate borrowings, the risk of the French Credit Agreements due 2018 is somewhat mitigated by the fact that the Company may prepay this debt under certain conditions. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2017, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $300 million 2.75% senior unsecured notes due 2022, its $300 million 3.00% senior unsecured notes due 2026, its $100 million 7.375% senior unsecured notes due 2027, and its $300 million 3.45% senior unsecured notes due 2027. The $100 million 7.375% senior unsecured notes due 2027 had at one point been converted to a floating rate, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to it. The effect of this termination was that the interest associated with this debt prospectively reverted back to its original fixed rate. As a result of the gain realized on this transaction, which is being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2017:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$66	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	19	4.84%	7/1/2019	4 specified Boeing 737-700 aircraft
Term Loan Agreement	237	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $1.0 billion, and this debt had a weighted-average maturity of 3.04 years at floating rates averaging 2.42 percent for the year ended December 31, 2017. In total, the Company’s fixed-rate debt and floating rate debt represented 13 percent and 5 percent, respectively, of consolidated noncurrent assets at December 31, 2017.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.5 billion, and short-term investments, which totaled $1.8 billion at December 31, 2017. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2017, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2017 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2017, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2017, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company was in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information.

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

As of December 31, 2017, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,495	$1,680
Short-term investments	1,778	1,625
Accounts and other receivables	662	546
Inventories of parts and supplies, at cost	420	337
Prepaid expenses and other current assets	460	310
Total current assets	4,815	4,498

Property and equipment, at cost:
Flight equipment	21,368	20,275
Ground property and equipment	4,399	3,779
Deposits on flight equipment purchase contracts	919	1,190
Assets constructed for others	1,543	1,220
	28,229	26,464
Less allowance for depreciation and amortization	9,690	9,420
	18,539	17,044
Goodwill	970	970
Other assets	786	774
	$25,110	$23,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,320	$1,178
Accrued liabilities	1,777	1,985
Air traffic liability	3,460	3,115
Current maturities of long-term debt	348	566
Total current liabilities	6,905	6,844

Long-term debt less current maturities	3,320	2,821
Deferred income taxes	2,358	3,374
Construction obligation	1,390	1,078
Other noncurrent liabilities	707	728
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2017 and 2016	808	808
Capital in excess of par value	1,451	1,410
Retained earnings	14,621	11,418
Accumulated other comprehensive income (loss)	12	(323)
Treasury stock, at cost: 219,060,856 and 192,450,855 shares in 2017 and 2016 respectively	(6,462)	(4,872)
Total stockholders' equity	10,430	8,441
	$25,110	$23,286

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2017	2016	2015
OPERATING REVENUES:
Passenger	$19,141	$18,594	$18,299
Freight	173	171	179
Special revenue adjustment	—	—	172
Other	1,857	1,660	1,170
Total operating revenues	21,171	20,425	19,820

OPERATING EXPENSES:
Salaries, wages, and benefits	7,319	6,798	6,383
Fuel and oil	3,940	3,647	3,616
Maintenance materials and repairs	1,001	1,045	1,005
Aircraft rentals	198	229	238
Landing fees and other rentals	1,292	1,211	1,166
Depreciation and amortization	1,218	1,221	1,015
Acquisition and integration	—	—	39
Other operating expenses	2,688	2,514	2,242
Total operating expenses	17,656	16,665	15,704

OPERATING INCOME	3,515	3,760	4,116

OTHER EXPENSES (INCOME):
Interest expense	114	122	121
Capitalized interest	(49)	(47)	(31)
Interest income	(35)	(24)	(9)
Other (gains) losses, net	234	162	556
Total other expenses (income)	264	213	637

INCOME BEFORE INCOME TAXES	3,251	3,547	3,479
PROVISION FOR INCOME TAXES	(237)	1,303	1,298
NET INCOME	$3,488	$2,244	$2,181
NET INCOME PER SHARE, BASIC	$5.80	$3.58	$3.30
NET INCOME PER SHARE, DILUTED	$5.79	$3.55	$3.27
Cash dividends declared per common share	$.4750	$.3750	$.2850

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2017	2016	2015
NET INCOME	$3,488	$2,244	$2,181
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $185, $432, and ($181)	317	735	(308)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $4, $5, and $6	7	7	9
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of $2, ($13), and ($7)	3	(23)	(12)
Other, net of deferred taxes of $5, $5, and $-	8	9	(2)
OTHER COMPREHENSIVE INCOME (LOSS)	$335	$728	$(313)
COMPREHENSIVE INCOME	$3,823	$2,972	$1,868

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2017, 2016, and 2015
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2014	$808	$1,315	$7,416	$(738)	(2,026)	$6,775
Repurchase of common stock	—	—	—	—	(1,180)	(1,180)
Issuance of common and treasury stock pursuant to Employee stock plans	—	6	—	—	24	30
Net tax benefit (expense) of options exercised	—	24	—	—	—	24
Share-based compensation	—	29	—	—	—	29
Cash dividends, $.2850 per share	—	—	(188)	—	—	(188)
Comprehensive income	—	—	2,181	(313)	—	1,868
Balance at December 31, 2015	$808	$1,374	$9,409	$(1,051)	$(3,182)	$7,358
Repurchase of common stock	—	—	—	—	(1,750)	(1,750)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	12	20
Conversion of 5.25% senior notes to common stock	—	(5)	—	—	48	43
Share-based compensation	—	33	—	—	—	33
Cash dividends, $.3750 per share	—	—	(235)	—	—	(235)
Comprehensive income	—	—	2,244	728	—	2,972
Balance at December 31, 2016	$808	$1,410	$11,418	$(323)	$(4,872)	$8,441
Repurchase of common stock	—	—	—	—	(1,600)	(1,600)
Issuance of common and treasury stock pursuant to Employee stock plans	—	4	—	—	10	14
Share-based compensation	—	37	—	—	—	37
Cash dividends, $.4750 per share	—	—	(285)	—	—	(285)
Comprehensive income	—	—	3,488	335	—	3,823
Balance at December 31, 2017	$808	$1,451	$14,621	$12	$(6,462)	$10,430

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,488	$2,244	$2,181
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,218	1,221	1,015
Loss on asset impairment	—	21	—
Aircraft grounding charge	63	—	—
Unrealized/realized (gain) loss on fuel derivative instruments	(50)	(200)	113
Deferred income taxes	(1,212)	455	(109)
Changes in certain assets and liabilities:
Accounts and other receivables	(102)	(50)	(88)
Other assets	(262)	(119)	103
Accounts payable and accrued liabilities	246	226	961
Air traffic liability	345	125	94
Cash collateral received from (provided to) derivative counterparties	316	535	(570)
Other, net	(121)	(165)	(462)
Net cash provided by operating activities	3,929	4,293	3,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,123)	(2,038)	(2,041)
Assets constructed for others	(126)	(109)	(102)
Purchases of short-term investments	(2,380)	(2,388)	(1,986)
Proceeds from sales of short-term and other investments	2,221	2,263	2,223
Other, net	—	—	(7)
Net cash used in investing activities	(2,408)	(2,272)	(1,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	600	515	500
Proceeds from Employee stock plans	29	29	46
Reimbursement for assets constructed for others	126	107	24
Proceeds from termination of interest rate derivative instrument	—	—	12
Payments of long-term debt and capital lease obligations	(592)	(523)	(213)
Payments of convertible debt	—	(68)	—
Payments of cash dividends	(274)	(222)	(180)
Repayment of construction obligation	(10)	(9)	(10)
Repurchase of common stock	(1,600)	(1,750)	(1,180)
Other, net	15	(3)	(23)
Net cash used in financing activities	(1,706)	(1,924)	(1,024)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(185)	97	301

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,680	1,583	1,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,495	$1,680	$1,583

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$81	$100	$105
Income taxes	$992	$902	$1,440

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment acquired through the assumption of debt	$—	$20	$—
Flight equipment under capital leases	$233	$307	$193
Assets constructed for others	$197	$196	$192

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the "Company") operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC, the successor to AirTran Holdings, Inc. ("AirTran Holdings"), the former parent company of AirTran Airways, Inc. ("AirTran Airways"). The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

As of December 31, 2017, $15 million in cash collateral deposits were held by the Company from its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. As of December 31, 2016, $301 million in cash collateral deposits were provided by the Company to its fuel hedge counterparties and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

Short-term and Noncurrent Investments

Short-term investments consist of investments with original maturities of greater than three months but less than twelve months when purchased. These are primarily short-term securities issued by the U.S. Government and certificates of deposit issued by domestic banks. All of these investments are classified as available-for-sale securities and are stated at fair value, which approximates cost. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as Proceeds from sales of short-term investments for the security relinquished, and Purchases of short-investments for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, if any, are recognized in Accumulated other comprehensive income (loss) ("AOCI") in the accompanying Consolidated Balance Sheet. Realized net gains and losses on specific investments, if any, are reflected in Interest income in the accompanying Consolidated Statement of Income. Both unrealized and realized gains and/or losses associated with investments were immaterial for all years presented.

Noncurrent investments consist of investments with maturities of greater than twelve months. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and Other Receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, and amounts due from business partners in the Company’s frequent flyer program. The allowance for doubtful accounts was immaterial at December 31, 2017 and 2016. In addition, the provision for doubtful accounts and write-offs for 2017, 2016, and 2015 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was $45 million and $57 million at December 31, 2017, and 2016, respectively. In addition, the Company’s provision for obsolescence and write-offs for 2017, 2016, and 2015 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures includes payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, 5 to 30 years for ground property and equipment, and 10 to 30 years, or the expected term of the Company's lease if shorter, for Assets constructed for others, once the asset is placed in service. Residual values estimated for aircraft are approximately 15 percent, for ground property and equipment generally range from 0 to 10 percent, and for Assets constructed for others range from 17 to 75 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Assets constructed for others primarily consists of airport improvement projects in which the Company is considered the accounting owner of the facilities. See Note 4 for further information.

During first quarter 2016, the Company made the decision to further simplify its operations and accelerate the retirement of its less-efficient Boeing 737-300 ("Classic") fleet. In September 2017, the Company retired the remaining 61 Classic aircraft as part of this accelerated retirement schedule. This change in retirement dates was considered a change in estimate and was accounted for on a prospective basis as of the dates the decisions were finalized. Therefore, the Company recorded accelerated depreciation expense over the remainder of the useful lives for each Classic aircraft and related parts. See Note 7 for further information regarding the Company's aircraft fleet.

The impacts on expense and earnings from the accelerated depreciation were as follows:

(in millions, except per share amounts)	Year ended December 31, 2017	Year ended December 31, 2016
Depreciation and amortization expense	$21	$123
Net income *	$(19)	$(66)
Net income per basic share	$(0.03)	$(0.11)
Net income per diluted share	$(0.03)	$(0.10)
* net of profitsharing benefit

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

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense as incurred. The Company has maintenance agreements related to certain of its aircraft engines with external service providers, including a "power-by-the-hour" agreement associated with its Boeing 737-700 fleet. Under these agreements, which the Company has determined effectively transfer the risk and create an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. In situations where the payments to the counterparty do not sufficiently match the level of services received during the period, expense is recorded on a straight-line basis over the term of the agreement based on the Company's best estimate of expected future aircraft utilization. For its engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and Intangible Assets

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1st, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions listed below. These factors are analyzed to determine if events and circumstances could reasonably have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative approach is used to assess the asset’s implied fair value and the amount of the impairment. Under a quantitative approach, the implied fair value of the Company's identifiable assets and liabilities is calculated based on key assumptions. If the Company assets' carrying value exceeds the fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value. During 2016, the Company recorded a $21 million impairment charge associated with leased slots at Newark Liberty International Airport as a result of the FAA announcement, in April 2016, that this airport was being changed to a Level 2 schedule-facilitated airport from its previous designation as Level 3. This impairment loss was reflected in Other Operating Expenses within the accompanying Consolidated Statement of Income. The Company does not believe this FAA decision is indicative of a similar decision being made at the Company's other slot-controlled airports, Washington Reagan and New York LaGuardia.

The following table is a summary of the Company’s intangible assets, which are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2017 and 2016:

		Year ended December 31, 2017		Year ended December 31, 2016
(in millions)	Weighted-average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated Amortization
Customer relationships/marketing agreements	10	$27	$23	$38	$32
Owned domestic slots (a)	Indefinite	295	n/a	295	n/a
Gate leasehold rights (a)	15	180	66	180	55
Total	14	$502	$89	$513	$87

(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates, takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets acquired.

The Company's definite lived assets are amortized on a straight-line basis over the useful life of the asset. The aggregate amortization expense for 2017, 2016, and 2015 was $13 million, $17 million, and $19 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2018 – $13 million, 2019 – $13 million, 2020 – $12 million, 2021 – $12 million, 2022 – $12 million, and thereafter – $56 million.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused. The majority of the Company’s tickets sold are nonrefundable. Refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded, subject to certain conditions. A small percentage of tickets (or partial tickets) expire unused. The Company has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds. Amounts collected from passengers for ancillary service fees are generally recognized as Other revenue when the service is provided, which is typically the flight date.

The Company's policy is to record Passenger revenue for the estimated spoilage of tickets (including partial tickets) once the flight date has passed under the redemption method. Initial spoilage estimates are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. Spoilage estimates are based on the Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, events leading to significant flight cancellations, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused funds policies, and economic factors.

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

The Company also sells frequent flyer points and related services to companies participating in its frequent flyer program. Historically, until July 1, 2015, funds received from the sale of points associated with these agreements were accounted for under the residual method. Under this method, the Company estimated the portion of the amounts received from the sale of frequent flyer points that related to free travel and these amounts were deferred and recognized as Passenger revenue when the ultimate free travel awards were flown. Effective July 1, 2015, the Company entered into an amended co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. ("Chase"), through which the Company sells loyalty points and other items to Chase. This material modification triggered a required accounting change under Accounting Standards Update ("ASU") No. 2009-13, which was recorded on a prospective basis. The impact of the accounting change is that the Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded;

use of the Southwest Airlines’ brand and access to Rapid Reward Member lists; advertising elements; and the Company’s resource team). The Company records passenger revenue related to air transportation and certificates for discounted companion travel when the transportation is delivered. The other elements are recognized as Other - net revenue when earned.

The Company followed the transition approach of ASU No. 2009-13, which required that the Company adjust the existing deferred revenue balance, classified within Air traffic liability, to reflect the value, on a relative selling price basis, of any undelivered element remaining at the date of contract modification. The relative selling price of the undelivered element (air transportation) was lower than the rate at which it had been deferred under the residual method, and the Company recorded a one-time, non-cash adjustment to decrease frequent flyer deferred revenue and increase revenue through the recording of a Special revenue adjustment of $172 million in 2015. The estimated impacts on revenue and earnings associated with the Agreement and the resulting required change in accounting methodology recognized subsequent to the effective date of July 1, 2015, are as follows:

(in millions, except per share amounts)	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Passenger revenue	$(364)	$(250)	$(89)
Special revenue adjustment	—	—	172
Other revenue	908	794	344
Operating revenues	$544	$544	$427
Net income	$496	$293	$227
Net income per basic share	$0.82	$0.47	$0.34
Net income per diluted share	$0.82	$0.46	$0.34

For all points sold to business partners that are expected to expire unused, the Company recognizes spoilage in accordance with the redemption method. The Company’s consolidated liability associated with the sale of frequent flyer points, was approximately $1.6 billion and $1.4 billion as of December 31, 2017, and 2016, respectively, which is classified within Air traffic liability. The Company continues to evaluate spoilage annually in October, but these analyses have not resulted in material adjustments in 2015, 2016, or 2017.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2017, 2016, and 2015 was $224 million, $232 million, and $218 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

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

The Company classifies its cash collateral provided to or held from counterparties in a "net" presentation on the Consolidated Balance Sheet against the fair value of the derivative positions with those counterparties. See Note 10 for further information.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $654 million and $544 million at December 31, 2017, and 2016, respectively. Computer software depreciation expense was $168 million, $111 million, and $106 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge would be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2017, 2016, or 2015.

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

Concentration Risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. A small percentage of the Company's unionized Employees, including its Mechanics and Material Specialists, are in discussions on labor agreements. Those unionized Employee groups in discussions represent approximately 4.9 percent of the Company’s full-time equivalent Employees as of December 31, 2017.

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

As of December 31, 2017, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. If the Company was unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing was unable or unwilling to make timely deliveries of aircraft or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company is also dependent on sole suppliers for aircraft engines and certain other aircraft parts and would, therefore, also be materially adversely impacted in the event of the unavailability of, or a mechanical or regulatory issue associated with, engines and other parts.

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

2. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On August 28, 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments also simplify the application of hedge accounting in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted in any interim or annual period. The Company plans to adopt this ASU as of January 1, 2018. See Note 10 for further information on current accounting for financial derivative instruments. The most significant impacts of this ASU on the Company's financial statements is the elimination of the requirement to separately measure and report ineffectiveness for all cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts. The estimate of the cumulative effect of the adjustment to move the reporting of ineffectiveness as of January 1, 2018, to Accumulated other comprehensive income (loss) from Retained earnings, is an approximate $20 million loss, net of taxes. Historically amounts that are paid or received in connection with the purchase or sale of financial derivative instruments (i.e., premium costs of option contracts) have been classified as a component of Other (gains) losses, net, in the Consolidated Statement of Income in the period in which the instrument settles or expires. Under the new ASU, such amounts are reflected as a component of the line item to which the hedge relates, which in the case of the Company’s jet fuel hedges is Fuel and oil expense. This ASU requires prospective adoption. However, as previous hedge accounting rules did not specify the classification of such premium expense, and such provision only consists of a reclassification of expense between income statement line items, the Company will retrospectively apply this reclassification to prior period financial statements in 2018 in order to enhance comparability. For the Company's full year 2017 and 2016 results, the amounts to be reclassified in 2018 are $135 million and $153 million, respectively.

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company thus will reclassify $14 million and $12 million of Salaries, wages, and benefits expense to Other (gains) and losses within the Consolidated Statement of Income for years ended 2017 and 2016, respectively. The Company will adopt this guidance as of January 1, 2018.

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

The Company has formed a project team to evaluate and implement the standard, and currently believes the most significant impact of this ASU on its accounting will be the balance sheet impact of its aircraft operating leases, which will significantly increase assets and liabilities. See Note 7 for further information on leases. The future lease commitments disclosed in Note 7 include contractual payments due to lessors, but does not consider certain items that the standard requires to be assessed in determining the final asset and liability to be reflected on the Company's balance sheet, such as lease renewal options and potential impairments, nor does it consider the sublease income that is due from third parties (which will be disclosed separately). The Company also has operating leases related to terminal operations space and other real estate leases. Although the real estate leases may also have a substantial impact to the balance sheet, the Company does not expect the leases related to terminal operations space to have a significant impact since variable lease payments, other than those based on an index or rate, are excluded from the measurement of the lease liability. The Company also does not expect the adoption of this ASU to impact any of its existing debt covenants.

In addition, the standard eliminates the current build-to-suit lease accounting guidance and could result in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. The underlying leases for these facilities will be subject to evaluation under the new standard.

The Company anticipates utilizing the modified retrospective transition approach to adopt the standard, which requires application of the new guidance for all periods presented with an option to use certain practical expedients. The Company continues to assess early adoption of this ASU as of an interim period in 2018, and will continue to provide updates to its plans in future periods.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Following the FASB's finalization of a one year deferral of this standard, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt the ASU in first quarter 2018. The most significant impact of this ASU on the Company's accounting will be the elimination of the incremental cost method for frequent flyer accounting, which will require the Company to re-value its liabilities associated with Customer flight points with a relative fair value approach, resulting in a significant increase in the liabilities. The Company's liabilities associated with these flight points were $59 million at December 31, 2017, and the Company currently estimates that applying a relative fair value would increase the liabilities by approximately $1.0 billion to $1.2 billion. The adoption of the new standard is also expected to result in different income statement classification for certain types of revenues which are currently classified as Other revenues, but under the new ASU would be included in Passenger revenues, and certain expenses, which are currently classified as Other operating expenses, but under the new ASU would be offset against Passenger revenues. Based on the Company's full year 2017 and 2016 results, the amounts to be reclassified from Other revenues to Passenger revenues would have been $638 million and $610 million, respectively. For full year 2017 and 2016, the amounts to be reclassified from Other operating expenses to be offset against Passenger revenues would have been approximately $40 million in each year. The estimated impact of this ASU is expected to be a less than one percent reduction to Operating revenues for both full year 2017 and 2016, and it will not impact any of the Company's existing debt covenants. The Company will adopt the standard as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. The Company is in the process of completing its analysis of information necessary to recast prior period results, however it does not believe there are any remaining significant implementation topics associated with the adoption of this ASU that have not yet been addressed.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2017	2016	2015
NUMERATOR:
Net income	$3,488	$2,244	$2,181
Incremental income effect of interest on 5.25% convertible notes	—	2	4
Net income after assumed conversion	$3,488	$2,246	$2,185

DENOMINATOR:
Weighted-average shares outstanding, basic	601	627	661
Dilutive effect of Employee stock options and restricted stock units	2	1	2
Dilutive effect of 5.25% convertible notes	—	5	6
Adjusted weighted-average shares outstanding, diluted	603	633	669

NET INCOME PER SHARE:
Basic	$5.80	$3.58	$3.30
Diluted	$5.79	$3.55	$3.27

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 6), and lease arrangements (see Note 7). During the year ended December 31, 2017, the Company purchased 13 new 737 MAX 8 aircraft and 39 new 737-800 aircraft from Boeing and acquired 18 used 737-700 aircraft from third parties under capital leases. The Company has firm orders in place for 197 737 MAX 8 aircraft, 30 737 MAX 7 aircraft, and 26 737-800 aircraft, as well as options for 155 737 MAX 8 aircraft as of December 31, 2017, which are outlined in Part I, Item 2. The Company's capital commitments associated with these firm orders and additional aircraft are as follows: $874 million in 2018, $666 million in 2019, $1.1 billion in 2020, $1.3 billion in 2021, $877 million in 2022, and $5.2 billion thereafter.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport, to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project is not to exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 is expected to be completed by mid-2018. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others ("ACFO") in the Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company is overseeing and managing the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project at a cost not to exceed $526 million (including proprietary renovations, or $510 million excluding proprietary renovations). In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). The Company will oversee and manage the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements.

These projects are being funded primarily using the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. Loans made under the separate credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project are being used to fund the development of each of these projects, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company has guaranteed the obligations of the RAIC under each of the credit facilities of the respective lease agreements. At December 31, 2017, the Company's outstanding remaining guaranteed obligations under the credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project were $230 million and $36 million, respectively.

Construction on the Terminal 1 Modernization Project began during 2014 and is estimated to be completed during 2018. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be completed during 2020. The Company has determined that due to its agreed upon role in overseeing and managing these projects, it is considered the owner of these projects for accounting purposes. LAWA is reimbursing the Company (through the RAIC credit facilities) for the site improvements and non-proprietary improvements, while proprietary improvements will not be reimbursed. As a result, the costs incurred to fund these projects are included within ACFO and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying Consolidated Balance Sheet.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of December 31, 2017, $424 million of principal remained outstanding. The Company utilized the accounting guidance provided for lessees involved in asset construction. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. Major construction was effectively completed by December 31, 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects which began during second quarter and are expected to be completed in 2018.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project.

Construction costs recorded in ACFO for the Company's various projects as of December 31, 2017, and December 31, 2016, were as follows:

		December 31, 2017			December 31, 2016
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation (b)	ACFO	ACFO, Net (a)	Construction Obligation (b)
FLL Terminal	(c)	$258	$256	$258	$132	$132	$132
LAX Terminal 1	(c)	433	417	433	344	336	344
LAX Terminal 1.5	(c)	31	31	31	—	—	—
LFMP - Terminal	(c)	543	474	516	538	486	522
LFMP - Parking Garage	(c)	152	152	152	80	80	80
HOU International Terminal	(d)	126	118	—	126	122	—
		$1,543	$1,448	$1,390	$1,220	$1,156	$1,078
(a) Net of accumulated depreciation.
(b) Construction obligation will be reduced through future facility rent payments. These future payments are not fixed per the lease agreement, but are variable and fluctuate based on various market and other factors outside the control of the Company.
(c) Projects still in progress.
(d) Project completed in 2015 at Houston William P. Hobby Airport ("HOU").

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

5. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2017	December 31, 2016
Derivative contracts	$136	$120
Intangible assets, net	413	426
Capital lease receivable	76	90
Other	161	138
Other assets	$786	$774

(in millions)	December 31, 2017	December 31, 2016
Accounts payable trade	$186	$138
Salaries payable	201	200
Taxes payable	203	184
Aircraft maintenance payable	38	26
Fuel payable	123	95
Other payable	569	535
Accounts payable	$1,320	$1,178

(in millions)	December 31, 2017		December 31, 2016
Profitsharing and savings plans	$579		$645
Aircraft and other lease related obligations	40		55
Permanently grounded aircraft liability	34	(a)	—
Vacation pay	365		355
Contract ratification bonuses	83		188
Health	100		96
Derivative contracts	1		158
Workers compensation	172		183
Property and income taxes	57		68
Other	346		237
Accrued liabilities	$1,777		$1,985

(in millions)	December 31, 2017		December 31, 2016
Postretirement obligation	$275		$256
Non-current lease-related obligations	85		125
Permanently grounded aircraft liability	13	(a)	—
Other deferred compensation	237		204
Derivative contracts	21		35
Other	76		108
Other noncurrent liabilities	$707		$728

(a) These amounts represent the current and noncurrent portion of the Company's cease-use liability recorded during third quarter 2017, as a result of the Company grounding its remaining leased Boeing 737-300 aircraft on September 29, 2017. The liability reflects the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date, but does not include the write–off of approximately $15 million in net prepaid rents associated with the aircraft at the grounding date, which were included in the $63 million charge recorded. See Note 7 for further information. This loss related to the grounding of the Classic fleet was recorded to Other operating expenses in the Consolidated Statement of Income during third quarter 2017. Approximately $3 million of this liability was paid during fourth quarter 2017.

For further information on fuel derivative and interest rate derivative contracts, see Note 10.

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

6. LONG-TERM DEBT

(in millions)	December 31, 2017	December 31, 2016
5.125% Notes due March 2017	$—	$301
French Credit Agreements due 2018 - 2.54%	1	14
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	3	8
2.75% Notes due 2019	300	301
Term Loan Agreement payable through 2019 - 6.315%	66	106
Term Loan Agreement payable through 2019 - 4.84%	19	28
2.65% Notes due 2020	491	492
Term Loan Agreement payable through 2020 - 5.223%	237	284
737 Aircraft Notes payable through 2020	155	206
Term Loan Agreements payable through 2021 - 7.94%	—	20
2.75% Notes due 2022	300	—
Pass Through Certificates due 2022 - 6.24%	294	324
Term Loan Agreement payable through 2026 - 2.67%	215	215
3.00% Notes due 2026	300	300
3.45% Notes due 2027	300	—
7.375% Debentures due 2027	127	130
Capital leases	885	681
	$3,693	$3,410
Less current maturities	348	566
Less debt discount and issuance costs	25	23
	$3,320	$2,821

AirTran Holdings is party to aircraft purchase financing facilities, and as of December 31, 2017, 17 Boeing 737 aircraft remained that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2017, the weighted average interest rate was 4.81 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2017, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The remaining notes mature in years 2018 to 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire as the underlying notes mature.

At December 31, 2017, AirTran Holdings was party to an additional aircraft purchase financing facility, and one Boeing 737 aircraft was financed under the fixed-rate facility. The note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2017, the interest rate was 7.03 percent. The remaining note matured on January 11, 2018.

In October 2009, AirTran Holdings completed a public offering of $115 million of convertible senior notes due November 1, 2016. Such notes bore interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. As a result of the Company's acquisition of AirTran in 2011 and subsequent dividends declared by the Company, the convertible senior notes were convertible into AirTran conversion units of 169.8265 per $1,000 in principal amount of such notes. Based on the terms of the merger agreement, the holders of these notes could receive shares of the Company’s common stock at a conversion rate of 54.5143 shares and $615.16 in cash per $1,000 in principal amount of such notes. During 2016, all the bonds matured, the majority of which had been converted prior to the maturity date, with approximately 6 million shares issued and cash paid of approximately $68 million.

During November 2017, the Company issued $300 million senior unsecured notes due 2022. The notes bear interest at 2.75 percent. Interest is payable semi-annually in arrears on May 16 and November 16, beginning in 2018.

Also during November 2017, the Company issued $300 million senior unsecured notes due 2027. The notes bear interest at 3.45 percent. Interest is payable semi-annually in arrears on May 16 and November 16, beginning in 2018.

During November 2016, the Company issued $300 million senior unsecured notes due 2026. The notes bear interest at 3.00 percent. Interest is payable semi-annually in arrears on May 15 and November 15.

During October 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan matures on October 31, 2026, and is repayable via semi-annual installments of principal that begin April 30, 2018. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 1.10 percent, which equates to a current rate of 2.67 percent, and interest is payable semi-annually in installments.

During third quarter 2016, the Company entered into term loan agreements to purchase the equity interest in four aircraft that were previously classified as operating leases, for a total of $20 million. The loans were set to mature in years 2018 to 2021, but were paid in full on August 1, 2017, utilizing available cash on hand.

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

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal and interest that began January 1, 2010. The loan bears interest at a fixed rate of 4.84 percent. In September 2015, the Company prepaid $24 million on the loan agreement, which in turn released one of the encumbered aircraft. As such, the remaining four aircraft related to this transaction are still encumbered as of December 31, 2017.

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan matures on May 6, 2019, and is being repaid via quarterly installments of principal and interest that began August 6, 2009. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 6.315 percent until maturity.

On May 6, 2008, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans mature on May 9, 2020, and are repayable quarterly in installments of principal and interest, with the first payment made on August 9, 2008. The loans bear interest at the LIBO Rate (as defined in the term loan agreement) plus 0.95 percent. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 5.223 percent until maturity.

On October 3, 2007, grantor trusts established by the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15 percent Series A certificates and $88 million 6.65 percent Series B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes in the same amounts, which were issued by the Company on a full recourse basis. Payments on the equipment notes held in each trust will be passed through to the holders of certificates of such trust. The equipment notes were issued for each of 16 Boeing 737-700 aircraft owned by the Company and are secured by a mortgage on each aircraft. Beginning February 1, 2008, principal and interest payments on the equipment notes held for both series of certificates are due semi-annually until the balance of the certificates mature on August 1, 2022. Prior to their issuance, the Company also entered into swap agreements to hedge the variability in interest rates on the Pass Through Certificates. The swap agreements were accounted for as cash flow hedges, and resulted in a payment by the Company of $20 million upon issuance of the Pass Through Certificates. The effective portion of the hedge is being amortized to interest expense concurrent with the amortization of the debt and is reflected in the above table as a reduction in the debt balance. The ineffectiveness of the hedge transaction was immaterial.

During February 2005, the Company issued $300 million senior unsecured notes due 2017. The notes bore interest at 5.125 percent, payable semi-annually in arrears. The notes matured and were redeemed in full on March 1, 2017, utilizing available cash on hand.

In fourth quarter 2004, the Company entered into four identical 13-year floating-rate financing arrangements, whereby it borrowed a total of $112 million from French banking partnerships. Although the interest rates on the borrowings float, the Company estimated at inception that, considering the full effect of the "net present value benefits" included in the transactions, the effective economic yield over the 13-year term of the loans will be approximately LIBOR minus 45 basis points. Principal and interest are payable semi-annually on June 30 and December 31 for each of the loans, and the Company may terminate the arrangements in any year on either of those dates, under certain conditions. The Company pledged four aircraft as collateral for the transactions.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $167 million at December 31, 2017.

The Company has pledged a total of up to 77 of its Boeing 737-700 and 7 of its Boeing 737-800 aircraft at a net book value of $1.8 billion, as collateral for the Company’s secured borrowings at December 31, 2017. In addition, the Company has pledged a total of up to 82 of its Boeing 737-700 and 37 of its Boeing 737-800 aircraft at a net book value of $2.8 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2017, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, amortization of capital lease incentives, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2022, and thereafter, were $335 million in 2018, $586 million in 2019, $817 million in 2020, $169 million in 2021, $473 million in 2022, and $1.2 billion thereafter.

7. LEASES

The Company's fleet included 53 aircraft on operating lease and 69 aircraft on capital lease as of December 31, 2017, compared with 83 aircraft on operating lease and 51 aircraft on capital lease, as of December 31, 2016. Amounts applicable to these aircraft on capital lease that are included in property and equipment were:

(in millions)	2017	2016
Flight equipment	$1,207	$923
Less: accumulated amortization	172	82
	$1,035	$841

Total rental expense for operating leases, both aircraft and other, charged to operations in 2017, 2016, and 2015 was $939 million, $932 million, and $909 million, respectively. The majority of the Company’s terminal operations space, as well as 144 aircraft, including 76 B717s subleased to Delta and 15 Classic aircraft grounded in September 2017, were under operating leases at December 31, 2017. For aircraft operating leases and for terminal operations leases and other real estate leases, expense is recorded on a straight–line basis and included in Aircraft rentals and in Landing fees and other rentals, respectively, in the Consolidated Statement of Income. The majority of the Company’s terminal operations space was under operating leases at December 31, 2017; however, due to the nature of airport terminal lease arrangements, most of those future lease payments are considered variable, and thus excluded from the Company’s disclosures of future minimum lease payments. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2017, were:

(in millions)	Capital leases	Operating leases (b)	Subleases	Operating leases, net
2018	$107	$359	$(102)	$257
2019	106	331	(98)	233
2020	105	264	(78)	186
2021	100	155	(41)	114
2022	96	85	(17)	68
Thereafter	416	177	(8)	169
Total minimum lease payments	$930	$1,371	$(344)	$1,027
Less amount representing interest	150
Present value of minimum lease payments (a)	780
Less current portion	79
Long-term portion	$701
* See Note 4 for further details
(a) Excludes lease incentive obligation of $105 million.
(b) Includes 15 remaining Classic aircraft on operating leases, which net remaining lease payments were included in the $63 million grounding charge recorded during 2017.

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran Airways' B717s to Delta at agreed-upon lease rates. As of December 31, 2016, the Company had delivered all B717s to Delta. A total of 76 of the B717s are on operating lease, ten are owned, and two are on capital lease.

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

During 2017, the Company retired its remaining 87 Classic aircraft, which included 61 Classic aircraft grounded in September 2017 as part of an accelerated retirement schedule. The Company recorded a charge of $63 million related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date.

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2017, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 30 million shares had not been granted) through various share-based compensation arrangements. See Note 9 to the Consolidated Financial Statements for information regarding the Company's equity plans.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2017, 2016, and 2015, reflects share-based compensation expense of $37 million, $33 million, and $29 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2017, 2016, and 2015, was not material. As of December 31, 2017, there was $35 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all unvested awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), it granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2015, 2016, and 2017. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. The PBRSUs granted in January 2015, January 2016, and February 2017 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, before taxes and excluding special items ("ROIC"), for the defined performance period and the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the Company's ROIC performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2014	2,077		$16.92
Granted	561	(a)	45.80
Vested	(1,095)		13.33
Surrendered	(58)		25.49
Outstanding December 31, 2015	1,485		30.17
Granted	675	(b)	37.29
Vested	(665)		23.29
Surrendered	(56)		36.29
Outstanding December 31, 2016, Unvested	1,439		36.52
Granted	717	(c)	52.73
Vested	(806)		30.23
Surrendered	(56)		43.86
Outstanding December 31, 2017, Unvested	1,294		$45.32
(a) Includes 183 thousand PBRSUs
(b) Includes 247 thousand PBRSUs
(c) Includes 235 thousand PBRSUs

In addition, the Company granted approximately 26 thousand shares of unrestricted stock at a weighted average grant price of $57.04 in 2017, approximately 27 thousand shares at a weighted average grant price of $42.90 in 2016, and approximately 28 thousand shares at a weighted average grant price of $41.27 in 2015, to members of its Board of Directors.

A remaining balance of up to 22 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the amended 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 9 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions. For the years ended December 31, 2017, 2016, and 2015, participants under the plan purchased 544 thousand shares, 622 thousand shares, and 597 thousand shares at average prices of $50.13, $36.57, and $36.40, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2017, 2016, and 2015, which is equal to the ten percent discount from the market value of the Common Stock at the end of each monthly purchase period, was $5.57, $4.06, and $4.04, respectively.

Taxes

Grants of RSUs result in the creation of a deferred tax asset, which is a temporary difference, until the time the RSU vests. All excess tax benefits and tax deficiencies are recorded through the income statement. Due to the treatment of RSUs for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an "economic" standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its "economic" hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into "out-of-the-money" option contracts (including catastrophic protection), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an economic hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

For 2017, the Company had fuel derivative instruments in place for up to 63 percent of its fuel consumption. As of December 31, 2017, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 78 percent of its 2018 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis considering current market prices:

	Maximum fuel hedged as of
	December 31, 2017	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2017
2018	1,647	WTI crude and Brent crude oil
2019	1,377	WTI crude and Brent crude oil
2020	685	WTI crude oil
Beyond 2020	315	WTI crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Generally, utilizing hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 12. The Company’s results are subject to the possibility that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. To the extent that the periodic changes in the fair value of the derivatives are ineffective, the ineffective portion is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change. Likewise, if a hedge ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period is recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2015, 2016, or 2017.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Derivatives designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$112	$7	$—	$44
Fuel derivative contracts (gross)	Other assets	136	126	—	—
Fuel derivative contracts (gross)	Accrued liabilities	—	4	—	412
Interest rate derivative contracts	Other noncurrent liabilities	—	—	20	35
Total derivatives designated as hedges		$248	$137	$20	$491
Derivatives not designated as hedges*
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$35	$54	$35	$—
Fuel derivative contracts (gross)	Other assets	—	52	—	52
Fuel derivative contracts (gross)	Accrued liabilities	—	201	—	262
Interest rate derivative contracts	Accrued liabilities	—	—	1	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	1	—
Total derivatives not designated as hedges		$35	$307	$37	$314
Total derivatives		$283	$444	$57	$805

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

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2017	2016
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$15	$4
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	—	6
Cash collateral deposits provided to counterparties for fuel contracts - current	Offset against Accrued liabilities	—	311
Due to third parties for fuel contracts	Accounts payable	29	75

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$147	$(50)	$97		$61	$(48)	$13
Fuel derivative contracts	Other assets	$136	$—	$136	(a)	$178	$(58)	$120	(a)
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	(a)	$516	$(516)	$—	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2017				December 31, 2016
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$50	$(50)	$—		$48	$(48)	$—
Fuel derivative contracts	Other assets	$—	$—	$—	(a)	$58	$(58)	$—	(a)
Fuel derivative contracts	Accrued liabilities	$—	$—	$—	(a)	$674	$(516)	$158	(a)
Interest rate derivative contracts	Accrued liabilities	$1	$—	$1	(a)	$—	$—	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$21	$—	$21	(a)	$35	$—	$35	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 5.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2017 and 2016:

Derivatives in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives (effective portion)				(Gain) loss reclassified from AOCI into income (effective portion)(a)				(Gain) loss recognized in income on derivatives (ineffective portion)(b)
	Year ended				Year ended				Year ended
	December 31,				December 31,				December 31,
(in millions)	2017		2016		2017		2016		2017	2016
Fuel derivative contracts	$32	*	$(122)	*	$349	*	$613	*	$31	$(11)
Interest rate derivatives	—	*	2	*	7	*	9	*	1	(3)
Total	$32		$(120)		$356		$622		$32	$(14)

*Net of tax
(a) Amounts related to fuel derivative contracts and interest rate derivatives are included in Fuel and oil and Interest expense, respectively.
(b) Amounts are included in Other (gains) losses, net.

Derivatives not in cash flow hedging relationships
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2017	2016	on derivatives
Fuel derivative contracts	$75	$14	Other (gains) losses, net
Interest rate derivatives	(4)	(2)	Interest Expense
Total	$71	$12

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2017, 2016, and 2015 of $135 million, $153 million, and $124 million, respectively. These amounts are excluded from the Company’s measurement of effectiveness for related hedges and are included as a component of Other (gains) losses, net, in the Consolidated Statement of Income.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized gains from fuel hedges as of December 31, 2017, recorded in AOCI, were approximately $11 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2017.

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

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a net liability of $22 million are fair value hedges, cash flow hedges, and interest rate derivatives not utilizing hedge accounting, and are classified as components of Accrued liabilities and Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI, fair value hedges is to the carrying value of the long-term debt, and interest rate derivatives not utilizing hedge accounting is to Interest expense. See Note 12.

The Company has fixed-to-floating interest rate swap agreements in place associated with its $500 million 2.65 percent Notes due 2020 and its $300 million 2.75 percent Notes due 2019 that are accounted for as fair value hedges. As a result of the fixed-to-floating interest rate swap agreements in place, the average floating rate recognized during 2017 was approximately 2.47 percent on the $500 million Note, and approximately 2.29 percent on the $300 million Note, based on actual and forward rates as of December 31, 2017.

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

There are also a number of interest rate swap agreements, which convert a portion of AirTran Holdings' floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2018 and 2020, it pays fixed rates between 4.35 percent and 6.435 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2017, was $124 million. The mark-to-market impact associated with these hedges for all periods presented was not material.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2017, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2017, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$89	$44	$54	$35	$15	$6	$5	$248
Cash collateral held from CP	15	—	—	—	—	—	—	15
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	(100) to (500)(c)	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)(c)	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(125)	>(65)(e)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>75(e)	>100(e)	>30(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(c)	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	(150) to (550)	(150) to (550)	N/A	N/A

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

As of December 31, 2017, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit and commercial paper that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017, and December 31, 2016:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,133	$1,133	$—	$—
Commercial paper	350	—	350	—
Certificates of deposit	12	—	12	—
Short-term investments:
Treasury bills	1,491	1,491	—	—
Certificates of deposit	287	—	287	—
Fuel derivatives:
Option contracts (b)	283	—	—	283
Other available-for-sale securities	107	107	—	—
Total assets	$3,663	$2,731	$649	$283
Liabilities
Fuel derivatives:
Option contracts (b)	(35)	—	—	(35)
Interest rate derivatives (see Note 10)	(22)	—	(22)	—
Total liabilities	$(57)	$—	$(22)	$(35)

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,344	$1,344	$—	$—
Commercial paper	325	—	325	—
Certificates of deposit	11	—	11	—
Short-term investments:
Treasury bills	1,345	1,345	—	—
Certificates of deposit	280	—	280	—
Fuel derivatives:
Swap contracts (c)	42	—	42	—
Option contracts (b)	239	—	—	239
Option contracts (c)	163	—	—	163
Other available-for-sale securities	83	83	—	—
Total assets	$3,832	$2,772	$658	$402
Liabilities
Fuel derivatives:
Swap contracts (c)	$(110)	$—	$(110)	$—
Option contracts (b)	(96)	—	—	(96)
Option contracts (c)	(564)	—	—	(564)
Interest rate derivatives (see Note 10)	(35)	—	(35)	—
Total liabilities	$(805)	$—	$(145)	$(660)

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.
(c) In the Consolidated Balance Sheet amounts are presented as a net liability. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2017 or 2016. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2017 and 2016:

Fair value measurements using significant unobservable inputs (Level 3)
	Fuel
(in millions)	derivatives
Balance at December 31, 2016	$(258)
Total losses (realized or unrealized)
Included in earnings	(125)
Included in other comprehensive income	(50)
Purchases	142	(a)
Sales	—	(a)
Settlements	539
Balance at December 31, 2017	$248
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$(42)

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
	Fuel		Other
(in millions)	derivatives		securities	Total
Balance at December 31, 2015	$(1,676)		$27	$(1,649)
Total gains (losses) (realized or unrealized)
Included in earnings	175		(2)	173
Included in other comprehensive income	201		8	209
Purchases	221	(a)	—	221
Sales	(61)	(a)	(33)	(94)
Settlements	882		—	882
Balance at December 31, 2016	$(258)		$—	$(258)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$93		$—	$93

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would result in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2017:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2018	11-26%
			2019	17-22%
			2020	17-21%
			Beyond 2020	18-20%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2017, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under seven of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
French Credit Agreements due 2018 - 2.54%	$1	$1	Level 3
Fixed-rate 737 Aircraft Notes payable through 2018 - 7.03%	3	3	Level 3
2.75% Notes due 2019	300	302	Level 2
Term Loan Agreement payable through 2019 - 6.315%	66	66	Level 3
Term Loan Agreement payable through 2019 - 4.84%	19	20	Level 3
2.65% Notes due 2020	491	494	Level 2
Term Loan Agreement payable through 2020 - 5.223%	237	240	Level 3
737 Aircraft Notes payable through 2020	155	154	Level 3
2.75% Notes due 2022	300	300	Level 2
Pass Through Certificates due 2022 - 6.24%	294	318	Level 2
Term Loan Agreement payable through 2026 - 2.67%	215	215	Level 3
3.00% Notes due 2026	300	293	Level 2
3.45% Notes due 2027	300	299	Level 2
7.375% Debentures due 2027	127	154	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2017 and 2016:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(1,666)	$(30)	$22	$6	$617	$(1,051)
Changes in fair value	194	(3)	(36)	14	(63)	106
Reclassification to earnings	973	15	—	—	(366)	622
Balance at December 31, 2016	$(499)	$(18)	$(14)	$20	$188	$(323)
Changes in fair value	(50)	—	5	13	11	(21)
Reclassification to earnings	552	11	—	—	(207)	356
Balance at December 31, 2017	$3	$(7)	$(9)	$33	$(8)	$12

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2017:

Year ended December 31, 2017
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$552	Fuel and oil expense
	203	Less: Tax expense
	$349	Net of tax
Unrealized loss on interest rate derivative instruments	$11	Interest expense
	4	Less: Tax expense
	$7	Net of tax

Total reclassifications for the period	$356	Net of tax

13. EMPLOYEE RETIREMENT PLANS

Defined Contribution Plans

Southwest has defined contribution plans covering substantially all of its Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code of 1986, as amended. The Southwest Airlines Co. 401(k) Plan includes Company matching contributions and the Southwest Airlines Pilots Retirement Saving Plan has non-elective Company contributions. In addition, the Southwest Airlines Co. ProfitSharing Plan (ProfitSharing Plan) is a defined contribution plan to which the Company may contribute a percentage of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the ProfitSharing Plan are allowed.

Amounts associated with the Company's defined contribution plans expensed in 2017, 2016, and 2015, reflected as a component of Salaries, wages, and benefits, were $1.0 billion, $937 million, and $945 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation (APBO) for the years ended December 31, 2017 and 2016:

(in millions)	2017	2016
APBO at beginning of period	$256	$201
Service cost	18	13
Interest cost	11	9
Benefits paid	(8)	(6)
Actuarial (gain)/loss	(2)	38
Plan amendments	—	1
APBO at end of period	$275	$256

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $8 million in 2018, $10 million in 2019, $11 million in 2020, $12 million in 2021, $14 million in 2022, and $101 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2017 and 2016.

(in millions)	2017	2016
Funded status	$(275)	$(256)
Unrecognized net actuarial loss	5	7
Unrecognized prior service cost	4	7
Accumulated other comprehensive loss	(9)	(14)
Cost recognized on Consolidated Balance Sheet	$(275)	$(256)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2017, 2016, and 2015, included the following:

(in millions)	2017	2016	2015
Service cost	$18	$13	$11
Interest cost	11	9	7
Amortization of prior service cost	3	3	3
Recognized actuarial gain	—	—	(3)
Net periodic postretirement benefit cost	$32	$25	$18

Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2017, 2016, and 2015:

	2017	2016	2015
Weighted-average discount rate	3.65%	4.25%	4.50%
Assumed healthcare cost trend rate (1)	7.08%	7.08%	7.08%

(1)	The assumed healthcare cost trend rate is assumed to remain at 7.08% for 2018, then decline gradually to 5.19% by 2028 and remain level thereafter.

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the consolidated postretirement plans. A one percent change in all healthcare cost trend rates used in measuring the APBO at December 31, 2017, would have the following effects:

(in millions)	1% increase	1% decrease
Increase (decrease) in total service and interest costs	$5	$(4)
Increase (decrease) in the APBO	$37	$(32)
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate decreased during 2017 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has calculated the accounting for the tax effects of enactment of the Act as written, and made a reasonable estimate of the effects on the existing deferred tax balances. The Company will continue to refine the calculations as additional analysis is completed. In addition, these estimates may also be affected as the Company gains a more thorough understanding of the tax law, including those related to the deductibility of purchased assets, state tax treatment, and amounts related to Employee compensation. This re-measurement in 2017 resulted in a reduction in the Company's net deferred tax liability, as noted by the change in federal statutory tax rate as noted in the provision for income taxes below. The components of deferred tax assets and liabilities at December 31, 2017 and 2016, are as follows:

(in millions)	2017	2016
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,193	$4,726
Other	86	134
Total deferred tax liabilities	3,279	4,860
DEFERRED TAX ASSETS:
Fuel derivative instruments	12	233
Construction obligation	326	402
Accrued employee benefits	309	451
Other	274	400
Total deferred tax assets	921	1,486
Net deferred tax liability	$2,358	$3,374

The provision for income taxes is composed of the following:

(in millions)	2017	2016	2015
CURRENT:
Federal	$904	$778	$1,292
State	72	69	114
Total current	976	847	1,406
DEFERRED:
Federal	192	426	(97)
State	5	30	(11)
Change in federal statutory tax rate	(1,410)	—	—
Total deferred	(1,213)	456	(108)
	$(237)	$1,303	$1,298

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2017	2016	2015
Tax at statutory U.S. tax rates	$1,138	$1,241	$1,218
State income taxes, net of federal benefit	50	64	66
Change in federal statutory tax rate	(1,410)	—	—
Other, net	(15)	(2)	14
Total income tax provision	$(237)	$1,303	$1,298

The only periods subject to examination for the Company’s federal tax return are the 2016 and 2017 tax years.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2009-13

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its co-brand credit card agreement in 2015 due to the adoption of ASU No. 2009-13, Multiple Deliverable Revenue Arrangements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Dallas, Texas
February 7, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
February 7, 2018

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2017
Operating revenues	$4,883	$5,744	$5,271	$5,274
Operating income	658	1,250	834	773
Income before income taxes	553	1,170	791	737
Net income	351	746	503	1,888	(a)
Net income per share, basic	0.57	1.24	0.84	3.19	(a)
Net income per share, diluted	0.57	1.23	0.84	3.18	(a)

	March 31	June 30	Sept. 30	Dec. 31
2016
Operating revenues	$4,826	$5,384	$5,139	$5,076
Operating income	944	1,276	695	846
Income before income taxes	816	1,304	618	809
Net income	513	820	388	522
Net income per share, basic	0.80	1.30	0.63	0.85
Net income per share, diluted	0.79	1.28	0.62	0.84

(a) Includes a $1.4 billion reduction in Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. See Note 14 to the Consolidated Financial Statements for further information.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,406,539	(1)	$9.43	(2)	30,454,580	(3)
Equity Compensation Plans not Approved by Security Holders	2,100		$9.43		—
Total	1,408,639		$9.43	(2)	30,454,580

(1)	Includes 112,285 shares of common stock issuable upon exercise of outstanding stock options and 1,294,254 restricted share units settleable in shares of the Company’s common stock.

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 8,830,202 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 21,624,378 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,211,599 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Supplemental Agreement No. 11 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, including Letter Agreement 6-1162-RLL-932R1 and Table of Contents (File No. 1-7259)); Supplemental Agreement No. 12 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, including Purchase Agreement Amendments (File No. 1-7259)); Supplemental Agreement No. 13 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, including Purchase Agreement Amendments, Letter Agreement No. 6-1162-RLL-932R2, Letter Agreement No. 6-1162-RLL-933R9, Letter Agreement No. 6-1162-RLL-934R1, Letter Agreement No. 6-1162-RLL-941R1, Letter Agreement No. 6-1162-KJJ-054, Letter Agreement No. 6-1162-KJJ-055, Letter Agreement No. 6-1162-KJJ-056, Letter Agreement No. 6-1162-KJJ-057, Letter Agreement No. 6-1162-KJJ-058, and Price Adjustment (File No. 1-7259)); Supplemental Agreement No. 14 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, including Purchase Agreement Amendments, Letter Agreement No. 6-1162-RLL-934R2, and Letter Agreement No. 6-1162-KJJ-150 (File No. 1-7259)); Supplemental Agreements Nos. 15, 16, 17, 18, and 19 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-7259)); Supplemental Agreements Nos. 20, 21, 22, 23, and 24 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-7259)); Supplemental Agreements Nos. 25, 26, 27, 28, and 29 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 30, 31, 32, and 33 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-7259)); Supplemental Agreements Nos. 34, 35, 36, 37, and 38 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 39 and 40 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-7259)); Supplemental Agreement No. 41 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-7259)); Supplemental Agreements Nos. 42, 43, and 44 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-7259)); Supplemental Agreement No. 45 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-7259)); Supplemental Agreements Nos. 46 and 47 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 48 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-7259)); Supplemental Agreements Nos. 49 and 50 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-7259)); Supplemental Agreement No. 51 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-7259)); Supplemental Agreement No. 52 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 53 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 54 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 55 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-7259)); Supplemental Agreement No. 56 (incorporated by reference to Exhibit 10.1 to Southwest’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)); Supplemental Agreement No. 57 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 58 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 59 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-7259)); Supplemental Agreement No. 60 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 61 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-7259)); Supplemental Agreement No. 62 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 63 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-7259)); Supplemental Agreement No. 64 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-7259));

  Supplemental Agreement No. 65 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 66 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-7259)); Supplemental Agreement No. 67 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 68 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 69 (incorporated by reference to Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 70 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-7259)); Supplemental Agreement No. 71 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 72 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 73 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 74 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-7259)); Supplemental Agreement No. 75 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 76 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 77 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 78 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 79 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-7259)); Supplemental Agreement No. 80 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 81 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 82 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 83 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 84 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 85 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 86 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 87 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 88 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-7259)); Supplemental Agreement No. 89 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 90 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-7259)); Supplemental Agreement No. 91 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7259)); Supplemental Letter Agreement No. 1810-LA-1501773 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-7259)); Supplemental Agreement No. 92 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 93 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 94 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 95 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 96 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 97 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-7259));

Supplemental Agreement No. 98 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 99 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 100 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 101 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 102 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 103 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-KLK-0059R3 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (1)

10.2
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 1, 2011 (File No. 1-7259)). (2)

10.4
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

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

10.10
Amendment No. 1 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.11
Amendment No. 2 to the Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.12
Amended and Restated Southwest Airlines Co. 2005 Excess Benefit Plan (as amended and restated, effective as of January 1, 2018) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (2)

10.13
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

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

10.16
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 2 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259));  Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 4 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 6 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 7 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-KLK-0059R3 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (1)

10.16(a)	Supplemental Agreement No. 8 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.17	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.18
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of January 1, 2018) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (2)

10.19
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.20
Consulting Agreement, dated as of June 30, 2017, by and between Arthur Jefferson Lamb III and Southwest Airlines Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8–K filed July 3, 2017 (File No. 1–7259)). (2)

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

Item 16.    10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

February 7, 2018	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 7, 2018, on behalf of the registrant and in the capacities indicated.

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