Form 10-Q
period 2018-06-30
SOUTHWEST AIRLINES CO
filed 2018-08-01
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of Common Stock outstanding as of the close of business on July 30, 2018: 573,019,190

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2018 and 2017
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2018	December 31, 2017
		As Recast
ASSETS
Current assets:
Cash and cash equivalents	$2,114	$1,495
Short-term investments	1,572	1,778
Accounts and other receivables	765	662
Inventories of parts and supplies, at cost	459	420
Prepaid expenses and other current assets	498	460
Total current assets	5,408	4,815

Property and equipment, at cost:
Flight equipment	21,084	21,368
Ground property and equipment	4,626	4,399
Deposits on flight equipment purchase contracts	858	919
Assets constructed for others	1,664	1,543
	28,232	28,229
Less allowance for depreciation and amortization	9,166	9,690
	19,066	18,539
Goodwill	970	970
Other assets	1,021	786
	$26,465	$25,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,338	$1,320
Accrued liabilities	1,361	1,700
Air traffic liability	4,652	3,495
Current maturities of long-term debt	365	348
Total current liabilities	7,716	6,863

Long-term debt less current maturities	3,155	3,320
Air traffic liability - noncurrent	878	1,070
Deferred income taxes	2,414	2,119
Construction obligation	1,613	1,390
Other noncurrent liabilities	692	707
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,469	1,451
Retained earnings	14,878	13,832
Accumulated other comprehensive income	298	12
Treasury stock, at cost	(7,456)	(6,462)
Total stockholders' equity	9,997	9,641
	$26,465	$25,110
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		As Recast		As Recast
OPERATING REVENUES:
Passenger	$5,358	$5,379	$9,943	$9,925
Freight	44	44	87	86
Other	340	308	656	574
Total operating revenues	5,742	5,731	10,686	10,585

OPERATING EXPENSES:
Salaries, wages, and benefits	1,927	1,863	3,748	3,594
Fuel and oil	1,202	1,024	2,220	1,979
Maintenance materials and repairs	274	251	531	494
Landing fees and airport rentals	344	332	675	645
Depreciation and amortization	292	319	569	637
Other operating expenses	731	727	1,355	1,414
Total operating expenses	4,770	4,516	9,098	8,763

OPERATING INCOME	972	1,215	1,588	1,822

OTHER EXPENSES (INCOME):
Interest expense	33	27	66	56
Capitalized interest	(10)	(13)	(20)	(23)
Interest income	(15)	(8)	(27)	(15)
Other (gains) losses, net	4	44	8	106
Total other expenses (income)	12	50	27	124

INCOME BEFORE INCOME TAXES	960	1,165	1,561	1,698
PROVISION FOR INCOME TAXES	227	422	366	616

NET INCOME	$733	$743	$1,195	$1,082

NET INCOME PER SHARE, BASIC	$1.27	$1.23	$2.05	$1.78

NET INCOME PER SHARE, DILUTED	$1.27	$1.23	$2.05	$1.77

COMPREHENSIVE INCOME	$953	$792	$1,499	$1,142

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	578	604	582	608
Diluted	579	605	583	610

Cash dividends declared per common share	$.160	$.125	$.285	$.225
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
		As Recast		As Recast
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$733	$743	$1,195	$1,082
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	292	319	569	637
Unrealized/realized (gain) loss on fuel derivative instruments	(4)	(6)	(11)	21
Deferred income taxes	131	68	203	121
Changes in certain assets and liabilities:
Accounts and other receivables	(81)	12	(96)	(23)
Other assets	(35)	(119)	(213)	(200)
Accounts payable and accrued liabilities	420	(335)	(80)	(243)
Air traffic liability	100	2	966	920
Cash collateral received from derivative counterparties	75	99	140	136
Other, net	—	(37)	(41)	(81)
Net cash provided by operating activities	1,631	746	2,632	2,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(521)	(551)	(929)	(965)
Assets constructed for others	(17)	(47)	(41)	(97)
Purchases of short-term investments	(730)	(559)	(930)	(1,121)
Proceeds from sales of short-term and other investments	574	573	1,134	1,130
Net cash used in investing activities	(694)	(584)	(766)	(1,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	9	7	17	14
Reimbursement for assets constructed for others	17	47	157	97
Payments of long-term debt and capital lease obligations	(75)	(59)	(157)	(428)
Payments of cash dividends	(93)	(76)	(240)	(199)
Repayment of construction obligation	(7)	(2)	(15)	(5)
Repurchase of common stock	(500)	(400)	(1,000)	(950)
Other, net	4	7	(9)	11
Net cash used in financing activities	(645)	(476)	(1,247)	(1,460)

NET CHANGE IN CASH AND CASH EQUIVALENTS	292	(314)	619	(143)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,822	1,851	1,495	1,680

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,114	$1,537	$2,114	$1,537

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$34	$18	$52	$45
Income taxes	$170	$376	$174	$382

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital leases	$—	$65	$14	$104
Assets constructed for others	$40	$38	$80	$87
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2018 and 2017 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, natural disasters, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2018. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2017.

Effective as of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. All amounts and disclosures set forth in this Form 10-Q reflect the adoption of these ASUs. See Note 2 for further information.

The Company reclassified $53 million and $107 million from Aircraft rentals to Other operating expenses in the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017, respectively, to be comparative with the current period's presentation. Aircraft rentals expense included in Other operating expenses for the three and six months ended June 30, 2018, was $40 million and $80 million, respectively. This reclassification had no impact on Operating income, Net income, the unaudited Condensed Consolidated Balance Sheet, or the unaudited Condensed Consolidated Statement of Cash Flows.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On August 28, 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (the "New Hedging Standard"). The New Hedging Standard amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The New Hedging Standard also simplifies the application of hedge accounting in certain situations. The New Hedging Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted in any interim or annual period. The Company elected to early adopt the New Hedging Standard as of January 1, 2018. The adoption was done on a prospective basis, as required. The most significant impacts of the New Hedging

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Standard on the Company's accounting are the elimination of the requirement to separately measure and record ineffectiveness for all cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts. Such premium expense for the Company's fuel hedges was previously reflected as a component of Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income, but under the New Hedging Standard is reflected as a component of the line item to which the hedge relates, which is Fuel and oil expense. As such, the classification of premium expense for the three and six months ended June 30, 2017, has been reclassified in order to be comparative with current period results in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income. The impact of the cumulative effect of the adjustment to move the reporting of ineffectiveness as of January 1, 2018, to Accumulated other comprehensive income (loss) ("AOCI") from Retained earnings, was a $20 million loss, net of taxes. The adoption and resulting reclassification had no impact on the Company's Net income, earnings per share, or cash flows.

On March 10, 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the "New Retirement Standard"). The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other Employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. As required by the New Retirement Standard, the Company adopted this guidance retrospectively as of January 1, 2018, using a practical expedient which permitted the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. As such, the Company reclassified $4 million and $6 million of Salaries, wages, and benefits expense to Other (gains) and losses under the New Retirement Standard in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017, respectively. The adoption and resulting reclassification had no impact on the Company's Net income, earnings per share, or cash flows.

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

The Company has a project team to evaluate and implement the New Lease Standard, and currently believes the most significant impact of the New Lease Standard on its accounting will be the balance sheet impact of its aircraft operating leases, which will significantly increase assets and liabilities. As of June 30, 2018, the Company had 53 leased aircraft under operating leases in its active fleet and also had another 76 aircraft under operating leases that are being subleased to another airline. As of June 30, 2018, the net present value of future rents for those aircraft was approximately $850 million. This amount only includes contractual payments due to lessors, and does not consider certain items that the New Lease Standard requires to be assessed in determining the final asset and liability to be reflected on the Company's balance sheet, such as lease renewal options and potential impairments, nor does it consider the sublease income that is due from third parties. The Company also has operating leases related to terminal operations space and other real estate leases. Although the real estate leases will also have a substantial impact to the balance sheet, the Company does not expect the leases related to terminal operations space to have a significant impact since variable lease payments, other than those based on an index or rate, are excluded from the measurement of the lease liability. The Company also does not expect the adoption of the New Lease Standard to impact any of its existing debt covenants.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the New Lease Standard eliminates the current build-to-suit lease accounting guidance and is expected to result in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. The underlying leases for these facilities will be subject to evaluation under the New Lease Standard. See Note 7 for further information on the Company’s build-to-suit projects.

The Company currently plans to utilize the recently affirmed proposal which provided an optional transition method for adoption of the New Lease Standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company plans to adopt the New Lease Standard on January 1, 2019, and will continue to provide updates to its plans in future periods.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (the "New Revenue Standard"), also referred to as Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"), which replaces numerous revenue recognition requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with Customers. The New Revenue Standard establishes a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied in an amount that reflects the consideration the Company expects to receive in exchange for satisfaction of those performance obligations, or standalone selling price. The New Revenue Standard also requires new, expanded disclosures regarding revenue recognition. See Note 5 for further information. The Company adopted the provisions of the New Revenue Standard effective January 1, 2018, using the full retrospective method. As such, results for the three and six months ended June 30, 2017, have been recast under the New Revenue Standard in order to be comparative with current period results in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income and Cash Flows. The amounts in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2017, have also been recast.

The most significant impact of the New Revenue Standard relates to the accounting for the Company’s loyalty program. The New Revenue Standard eliminated the incremental cost method for loyalty program accounting, which was previously allowed in prior accounting guidance. The Company now accounts for the liability for frequent flyer points earned through flight activity using a relative fair value approach.

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

The following table provides the impact of applying the New Revenue Standard to the Company’s previously reported balances as of December 31, 2017:

	Balance as of December 31, 2017
(in millions)	As Reported	New Revenue Standard	As Recast
Accrued liabilities	$1,777	$(77)	$1,700
Air traffic liability	3,460	35	3,495
Air traffic liability - noncurrent	—	1,070	1,070
Deferred income taxes	2,358	(239)	2,119
Retained earnings	14,621	(789)	13,832

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The impacts of applying the New Revenue Standard, the New Retirement Standard, and the New Hedging Standard to the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017, are as follows:

	Three months ended June 30, 2017
(in millions), except per share amounts	As Reported	New Revenue Standard	New Retirement Standard	New Hedging Standard	As Recast
Passenger revenue	$5,233	$146	$—	$—	$5,379
Other revenue	467	(159)	—	—	308
Salaries, wages, and benefits	1,867	—	(4)	—	1,863
Fuel and oil expense	990	—	—	34	1,024
Other operating expenses	735	(8)	—	—	727
Other (gains) losses, net	74	—	4	(34)	44
Provision for income taxes	424	(2)	—	—	422
Net income	746	(3)	—	—	743
Net income per share, basic	1.24	(0.01)	—	—	1.23
Net income per share, diluted	1.23	—	—	—	1.23

	Six months ended June 30, 2017
(in millions), except per share amounts	As Reported	New Revenue Standard	New Retirement Standard	New Hedging Standard	As Recast
Passenger revenue	$9,658	$267	$—	$—	$9,925
Other revenue	883	(309)	—	—	574
Salaries, wages, and benefits	3,600	—	(6)	—	3,594
Fuel and oil expense	1,912	—	—	67	1,979
Other operating expenses	1,431	(17)	—	—	1,414
Other (gains) losses, net	167	—	6	(67)	106
Provision for income taxes	626	(10)	—	—	616
Net income	1,097	(15)	—	—	1,082
Net income per share, basic	1.80	(0.02)	—	—	1.78
Net income per share, diluted	1.80	(0.03)	—	—	1.77

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The impact of applying the New Revenue Standard to the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017, are as follows:

	Three months ended June 30, 2017
(in millions)	As Reported	New Revenue Standard	As Recast
Net income	$746	$(3)	$743
Deferred income taxes	69	(1)	68
Changes in certain assets and liabilities	(444)	4	(440)
Net cash provided by operating activities	746	—	746

	Six months ended June 30, 2017
(in millions)	As Reported	New Revenue Standard	As Recast
Net income	$1,097	$(15)	$1,082
Deferred income taxes	131	(10)	121
Changes in certain assets and liabilities	429	25	454
Net cash provided by operating activities	2,370	—	2,370

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

For the three and six months ended June 30, 2018, the Company had fuel derivative instruments in place for up to 76 percent and 80 percent, respectively, of its fuel consumption. As of June 30, 2018, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 77 percent of its remaining 2018 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis considering current market prices:

	Maximum fuel hedged as of
	June 30, 2018	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2018
Remainder of 2018	824	WTI crude and Brent crude oil
2019	1,377	WTI crude and Brent crude oil
2020	867	WTI crude and Brent crude oil
2021	466	WTI crude and Brent crude oil
2022	88	WTI crude oil
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

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2017, or during the six months ended June 30, 2018.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2018	12/31/2017	6/30/2018	12/31/2017
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$289	$112	$—	$—
Fuel derivative contracts (gross)	Other assets	307	136	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	23	20
Total derivatives designated as hedges		$596	$248	$23	$20
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$5	$35	$5	$35
Interest rate derivative contracts	Accrued liabilities	—	—	1	1
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	1
Total derivatives not designated as hedges		$5	$35	$6	$37
Total derivatives		$601	$283	$29	$57
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Long-term debt less current maturities	$783	$797	$4	$19
(a) At June 30, 2018 and 2017, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $20 million and $22 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2018	2017
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$123	$15
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	32	—
Due to third parties for fuel contracts	Accounts payable	—	29
Receivable from third parties for fuel contracts	Accounts and other receivables	17	—

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2018				December 31, 2017
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$294	$(128)	$166		$147	$(50)	$97
Fuel derivative contracts	Other assets	$307	$(32)	$275	(a)	$136	$—	$136	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2018				December 31, 2017
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$128	$(128)	$—		$50	$(50)	$—
Fuel derivative contracts	Other assets	$32	$(32)	$—	(a)	$—	$—	$—	(a)
Interest rate derivative contracts	Accrued liabilities	$1	$—	$1		$1	$—	$1
Interest rate derivative contracts	Other noncurrent liabilities	$23	$—	$23	(a)	$21	$—	$21	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017:

Location and amount of (gain) loss recognized in income on cash flow and fair value hedging relationships
	Three months ended June 30, 2018		Three months ended June 30, 2017
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$(16)	$9	$157	$8

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(16)	—	157	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	1	—	3

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	6	—	6
Derivatives designated as hedging instruments	—	2	—	(1)

Location and amount of (gain) loss recognized in income on cash flow and fair value hedging relationships
	Six months ended June 30, 2018		Six months ended June 30, 2017
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$(12)	$19	$296	$16

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(12)	—	296	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	3	—	6

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	12	—	12
Derivatives designated as hedging instruments	—	4	—	(2)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives				(Gain) loss recognized in income on derivatives (ineffective portion) (a)
	Three months ended				Three months ended
	June 30,				June 30,
(in millions)	2018		2017		2018	2017
Fuel derivative contracts	$(228)	*	$54	*	$—	$8
Interest rate derivatives	(1)	*	1	*	—	—
Total	$(229)		$55		$—	$8
*Net of tax
(a) Amounts are included in Other (gains) losses, net.

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives				(Gain) loss recognized in income on derivatives (ineffective portion)(a)
	Six months ended				Six months ended
	June 30,				June 30,
(in millions)	2018		2017		2018	2017
Fuel derivative contracts	$(306)	*	$133	*	$—	$21
Interest rate derivatives	(2)	*	1	*	—	—
Total	$(308)		$134		$—	$21
*Net of tax
(a) Amounts are included in Other (gains) losses, net.

Derivatives not designated as hedges

	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2018	2017
Fuel derivative contracts	$—	$32	Other (gains) losses, net
Interest rate derivatives	(1)	(1)	Interest expense
	$(1)	$31

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not designated as hedges
	(Gain) loss
	recognized in income on
	derivatives
	Six months ended		Location of (gain) loss
	June 30,		recognized in income
(in millions)	2018	2017	on derivatives
Fuel derivative contracts	$—	$84	Other (gains) losses, net
Interest rate derivatives	(2)	(2)	Interest expense
	$(2)	$82

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2018 and 2017 of $34 million and $34 million, respectively, and the six months ended June 30, 2018 and 2017 of $67 million and $68 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contracts settle.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized gains from fuel hedges as of June 30, 2018, recorded in AOCI, were approximately $140 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2018.

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

Credit risk and collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2018, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2018, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$202	$117	$139	$57	$25	$31	$25	$596
Cash collateral held from CP	155	—	—	—	—	—	—	155
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	(100) to (500)(c)	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	>(500)(c)	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	(50) to (100) or >(500)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(125)	>(65)(e)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>75(e)	>100(e)	>30(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	(100) to (500)(c)	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(0) to (100) or >(500)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	(100) to (500)	(150) to (550)	(150) to (550)	N/A	N/A
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,
(in millions)	2018	2017
NET INCOME	$733	$743
Unrealized gain on fuel derivative instruments, net of deferred taxes of $66 and $27	216	46
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $1	1	1
Other, net of deferred taxes of $- and $-	3	2
Total other comprehensive income	$220	$49
COMPREHENSIVE INCOME	$953	$792

	Six months ended June 30,
(in millions)	2018	2017
NET INCOME	$1,195	$1,082
Unrealized gain on fuel derivative instruments, net of deferred taxes of $91 and $32	297	55
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $2	4	3
Other, net of deferred taxes of $- and $-	3	2
Total other comprehensive loss	$304	$60
COMPREHENSIVE INCOME	$1,499	$1,142

A rollforward of the amounts included in AOCI is shown below for the three and six months ended June 30, 2018:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2018	$83	$(4)	$(9)	$33	$(25)	$78
Changes in fair value	298	1	—	3	(70)	232
Reclassification to earnings	(16)	1	—	—	3	(12)
Balance at June 30, 2018	$365	$(2)	$(9)	$36	$(92)	$298

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$3	$(7)	$(9)	$33	$(8)	$12
ASU 2017-12 adoption adjustment (a)	(26)	—	—	—	6	(20)
ASU 2018-02 stranded AOCI adoption adjustment (b)	—	—	—	—	2	2
Changes in fair value	400	2	—	3	(94)	311
Reclassification to earnings	(12)	3	—	—	2	(7)
Balance at June 30, 2018	$365	$(2)	$(9)	$36	$(92)	$298

(a) The Company adopted the New Hedging Standard as of January 1, 2018. See Note 2 for further information on this adoption.
(b) The Company adopted the Reclassification of Certain Tax Effects from AOCI as of January 1, 2018, which allowed the Company to reclassify to Retained earnings any tax effects stranded in AOCI as a result of the Tax Cuts and Jobs Act enacted in December 2017.

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2018:

Three months ended June 30, 2018
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(16)	Fuel and oil expense
	(4)	Less: Tax expense
	$(12)	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	1	Less: Tax expense
	$—	Net of tax

Total reclassifications for the period	$(12)	Net of tax

Six months ended June 30, 2018
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(12)	Fuel and oil expense
	(3)	Less: Tax Expense
	$(9)	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Interest expense
	1	Less: Tax Expense
	$2	Net of tax

Total reclassifications for the period	$(7)	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Passenger non-loyalty	$4,605	$4,643	$8,552	$8,551
Passenger loyalty - air transportation	588	602	1,079	1,108
Passenger ancillary sold separately	165	134	312	266
Total passenger revenues	$5,358	$5,379	$9,943	$9,925

Passenger non-loyalty includes all revenues recognized from Passengers related to flights paid for primarily with cash or credit card. All Customers purchasing a ticket on Southwest Airlines are generally able to check up to two bags at no extra charge (with certain exceptions as stated in the Company's published Contract of Carriage), and the Company also does not charge a fee for a Customer to make a change to their flight after initial purchase, although fare differences may apply. Passenger loyalty - air transportation primarily consists of the revenue recognized associated with award flights taken by frequent flyer program members upon redemption of frequent flyer points. Passenger ancillary sold separately includes any revenue recognized associated with ancillary fees charged separately, such as in-flight purchases, EarlyBird Check-In®, and Upgraded Boarding.

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

Frequent Flyer Program
The Company records a frequent flyer liability for the relative fair value of providing free travel under its frequent flyer program for all points earned from flight activity or sold to companies participating in the Company’s frequent

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

flyer program as business partners. The frequent flyer liability is a performance obligation that is satisfied when a member redeems points for travel or other goods and services, or upon spoilage of the points. Points earned from flight activity are valued at their relative standalone selling price by applying fair value based on historical redemption patterns. Points earned from business partner activity are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partner’s customers. The terms for these agreements are no more than 10 years in length. The Company’s liability for frequent flyer benefits include a portion that are expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate.

In order to determine the value of each frequent flyer point, certain assumptions must be made at the time of measurement, which include the following:

•
Allocation of Passenger Revenue - Revenues from Passengers, related to travel, who also earn Rapid Rewards Points have been allocated between flight (recognized as revenue when transportation is provided) and Rapid Rewards Points (deferred until points are redeemed or spoil) based on each obligation’s relative standalone selling price. The Company utilizes historical earning patterns to assist in this allocation.

•
Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ however, based on demand, the amount of time prior to the flight, and other factors. The fare mix during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total frequent flyer points needed to purchase an award ticket. The mixture of these fare classes could cause the fair value per point to increase or decrease.

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

ASC 606 requires the Company to allocate consideration received to performance obligations based on relative fair value of those obligations. The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and other items to Chase. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the deliverables (travel points to be awarded, and marketing components, which consist of use of the Southwest Airlines’ brand and access to Rapid Rewards Member lists, advertising elements, and use of the Company’s resource team). The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Agreement. The Company records Passenger revenue related to air travel when the travel is delivered. The marketing elements are recognized as Other revenue when earned following the sales-based royalty method.

The Company has elected the transition provision within ASC 606 to reflect the aggregate effect of historical modifications to the Agreement when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

obligation. When applying the full retrospective adoption provisions of ASC 606, the Company utilized the allocations assigned to each performance obligation for the entire contract term, which included the periods that were recast. In applying this transition provision, the Company evaluated the historical modifications of the contract and did not identify any new performance obligations throughout the period prior to adoption of the new standard. As a result, had the valuation allocation associated with each contract modification been retrospectively applied, the amount of remaining travel performance obligation at the date of adoption, and subsequent passenger revenue recognized, could have been different during the recast periods.

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

The components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and frequent flyer points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2018	December 31, 2017
Air traffic liability - passenger travel and ancillary passenger services	$2,611	$1,898
Air traffic liability - loyalty program	2,919	2,667
Total Air traffic liability	$5,530	$4,565

The balance in Air traffic liability – passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers that are not currently associated with a ticket, but represent funds available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. These performance obligations are expected to have a duration of twelve months or less; therefore, the Company has elected the provision within ASC 606 to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets. Recognition of revenue associated with the Company’s frequent flyer liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could chose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s frequent flyer program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability – noncurrent relates to frequent flyer points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. The Company expects the majority of frequent flyer points to be redeemed within two years. A rollforward of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Air traffic liability - loyalty program - beginning balance	$2,799	$2,560	$2,667	$2,485
Amounts deferred associated with points awarded	719	632	1,349	1,216
Revenue recognized from points redeemed - Passenger	(588)	(602)	(1,079)	(1,108)
Revenue recognized from points redeemed - Other	(11)	(4)	(18)	(7)
Air traffic liability - loyalty program - ending balance	$2,919	$2,586	$2,919	$2,586

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. A rollforward of the amounts included in Air traffic liability as of June 30, 2018 and 2017 are as follows (in millions):

Air traffic liability
Balance at December 31, 2017	$4,565
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	10,927
Revenue from amounts included in contract liability opening balances (a)	(2,613)
Revenue from current period sales (a)	(7,349)
Balance at June 30, 2018	$5,530
(a) Does not include certain ancillary revenues that are purchased on the day of travel, which do not flow through Air traffic liability.

Air traffic liability
Balance at December 31, 2016	$4,221
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	10,853
Revenue from amounts included in contract liability opening balances (a)	(2,370)
Revenue from current period sales (a)	(7,562)
Balance at June 30, 2017	$5,142
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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended June 30, 2018 and 2017, the Company recognized $292 million and $263 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $565 million and $494 million, respectively.

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes and fees include foreign and

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, but are not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agency.

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NUMERATOR:
Net income	$733	$743	$1,195	$1,082

DENOMINATOR:
Weighted-average shares outstanding, basic	578	604	582	608
Dilutive effect of Employee stock options and restricted stock units	1	1	1	2
Adjusted weighted-average shares outstanding, diluted	579	605	583	610

NET INCOME PER SHARE:
Basic	$1.27	$1.23	$2.05	$1.78
Diluted	$1.27	$1.23	$2.05	$1.77

Potentially dilutive amounts excluded from calculations:
Restricted stock units	1	—	1	—

7.    COMMITMENTS AND CONTINGENCIES

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project is not to exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project includes the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 is expected to be completed in third quarter 2018. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others ("ACFO") in the unaudited Condensed Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the unaudited Condensed Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from financing activities in the unaudited Condensed Consolidated Statement of Cash Flows) as reimbursements are received from Broward County.
Houston William P. Hobby Airport
In fourth quarter 2015, the Company effectively completed construction on a new international terminal at Houston William P. Hobby Airport ("HOU"). The project final cost was approximately $150 million, and the Company provided the funding for, as well as management over, the project. In first quarter 2018, the Company received a reimbursement from the City of Houston of $116 million for the investment and updates made to HOU, representing the remaining unamortized net book value of the project as of the reimbursement date. With the reimbursement received, the Company created a Construction obligation in the unaudited Condensed Consolidated Balance Sheet along with an inflow within the Reimbursement for assets constructed for others in the unaudited condensed Consolidated Statement of Cash Flows.

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
These projects are being funded primarily using the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. Loans made under the separate credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project are being used to fund the development of each of these projects, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company has guaranteed the obligations of the RAIC under each of the credit facilities associated with the respective lease agreements. As of June 30, 2018, the Company's outstanding remaining guaranteed obligations under the credit facilities for the Terminal 1 Modernization Project and Terminal 1.5 Project were $127 million and $61 million, respectively.
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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of June 30, 2018, $424 million of principal remained outstanding. The Company utilized the accounting guidance provided for lessees involved in asset construction. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas as the construction costs of this project are passed through to the Company via recurring airport rates and charges. Major construction was effectively completed by December 31, 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects, which were effectively completed in March 2018.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project.

Construction costs recorded in ACFO for the Company's various projects as of June 30, 2018, and December 31, 2017, were as follows:

		June 30, 2018			December 31, 2017
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation (b)	ACFO	ACFO, Net (a)	Construction Obligation (b)
FLL Terminal	(c)	$299	$295	$297	$258	$256	$258
LAX Terminal 1	(c)	463	443	459	433	417	433
LAX Terminal 1.5	(c)	54	54	54	31	31	31
LFMP Terminal		544	467	509	543	474	516
LFMP Parking Garage	(c)	178	178	178	152	152	152
HOU International Terminal		126	116	116	126	118	—
		$1,664	$1,553	$1,613	$1,543	$1,448	$1,390
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

As of June 30, 2018, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018, and December 31, 2017:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,595	$1,595	$—	$—
Commercial paper	479	—	479	—
Certificates of deposit	15	—	15	—
Time deposits	25	—	25	—
Short-term investments:
Treasury bills	1,340	1,340	—	—
Certificates of deposit	232	—	232	—
Fuel derivatives:
Option contracts (b)	601	—	—	601
Other available-for-sale securities	128	128	—	—
Total assets	$4,415	$3,063	$751	$601
Liabilities
Fuel derivatives:
Option contracts (b)	(5)	—	—	(5)
Interest rate derivatives (see Note 3)	(24)	—	(24)	—
Total liabilities	$(29)	$—	$(24)	$(5)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2018, or the year ended December 31, 2017. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of the six months ended June 30, 2018, or the year ended December 31, 2017. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2018	$340
Total gains (realized or unrealized) included in other comprehensive income	298
Purchases	9	(a)
Sales	(2)	(a)
Settlements	(49)
Balance at June 30, 2018	$596
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2017	$248
Total gains (realized or unrealized) included in other comprehensive income	399
Purchases	27	(a)
Sales	(2)	(a)
Settlements	(76)
Balance at June 30, 2018	$596
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2018:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2018	15-30%
			Fourth quarter 2018	22-31%
			2019	22-28%
			2020	21-26%
			2021	20-22%
			2022	19-20%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2018, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under five of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due 2019	$298	$297	Level 2
Term Loan Agreement payable through 2019 - 6.315%	44	45	Level 3
Term Loan Agreement payable through 2019 - 4.84%	15	15	Level 3
2.65% Notes due 2020	486	480	Level 2
Term Loan Agreement payable through 2020 - 5.223%	212	212	Level 3
737 Aircraft Notes payable through 2020	121	121	Level 3
2.75% Notes due 2022	300	292	Level 2
Pass Through Certificates due 2022 - 6.24%	273	289	Level 2
Term Loan Agreement payable through 2026 - 3.62%	206	206	Level 3
3.00% Notes due 2026	300	277	Level 2
3.45% Notes due 2027	300	284	Level 2
7.375% Debentures due 2027	126	148	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2018	December 31, 2017
Derivative contracts	$275	$136
Intangible assets, net	406	413
Capital lease receivable	68	76
Non-current prepaid maintenance	94	5
Other	178	156
Other assets	$1,021	$786

(in millions)	June 30, 2018	December 31, 2017
Accounts payable trade	$280	$186
Salaries payable	215	201
Taxes payable	277	203
Aircraft maintenance payable	54	38
Fuel payable	95	123
Other payables	417	569
Accounts payable	$1,338	$1,320

(in millions)	June 30, 2018	December 31, 2017
ProfitSharing and savings plans	$299	$579
Aircraft and other lease related obligations	39	40
Permanently grounded aircraft liability (a)	5	34
Vacation pay	383	365
Contract ratification bonuses	96	83
Health	97	100
Workers compensation	170	172
Property and income taxes	72	57
Other	200	270
Accrued liabilities	$1,361	$1,700

(in millions)	June 30, 2018	December 31, 2017
Postretirement obligation	$288	$275
Non-current lease-related obligations	65	85
Permanently grounded aircraft liability (a)	5	13
Other deferred compensation	247	237
Derivative contracts	23	21
Other	64	76
Other noncurrent liabilities	$692	$707

(a) These amounts represent the current and noncurrent portion of the Company's cease-use liability recorded as a result of the Company grounding its remaining leased Boeing 737-300 aircraft in 2017. The decrease was primarily related to contractual rent obligations paid.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2018 and 2017 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. Certain operating statistics for the three and six months ended June 30, 2017 have been recast as a result of the Company's January 1, 2018 adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (the "New Revenue Standard"), ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the "New Retirement Standard"), and ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (the "New Hedging Standard"). See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the changes associated with each ASU.

	Three months ended June 30,
	2018	2017	Change
Revenue passengers carried	35,265,616	33,992,862	3.7%
Enplaned passengers	42,930,875	41,436,991	3.6%
Revenue passenger miles (RPMs) (000s)(a)	35,142,539	34,382,696	2.2%
Available seat miles (ASMs) (000s)(b)	41,492,281	40,171,225	3.3%
Load factor(c)	84.7%	85.6%	(0.9)	pts
Average length of passenger haul (miles)	997	1,011	(1.4)%
Average aircraft stage length (miles)	763	766	(0.4)%
Trips flown	353,928	347,827	1.8%
Seats flown(d)	53,300,952	51,661,801	3.2%
Seats per trip(e)	150.60	148.53	1.4%
Average passenger fare	$151.94	$158.24	(4.0)%
Passenger revenue yield per RPM (cents)(f)	15.25	15.64	(2.5)%
Operating revenues per ASM (cents)(g)	13.84	14.27	(3.0)%
Passenger revenue per ASM (cents)(h)	12.91	13.39	(3.6)%
Operating expenses per ASM (cents)(i)	11.50	11.24	2.3%
Operating expenses per ASM, excluding fuel (cents)	8.60	8.69	(1.0)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.20	8.19	0.1%
Fuel costs per gallon, including fuel tax	$2.21	$1.90	16.3%
Fuel costs per gallon, including fuel tax, economic	$2.21	$1.99	11.1%
Fuel consumed, in gallons (millions)	543	535	1.5%
Active fulltime equivalent Employees	57,674	55,347	4.2%
Aircraft at end of period	730	735	(0.7)%

	Six months ended June 30,
	2018	2017	Change
Revenue passengers carried	66,597,753	63,531,652	4.8%
Enplaned passengers	80,473,975	77,015,341	4.5%
Revenue passenger miles (RPMs) (000s)(a)	65,582,031	63,723,355	2.9%
Available seat miles (ASMs) (000s)(b)	78,858,750	76,871,095	2.6%
Load factor(c)	83.2%	82.9%	0.3	pts
Average length of passenger haul (miles)	985	1,003	(1.8)%
Average aircraft stage length (miles)	756	762	(0.8)%
Trips flown	680,144	669,617	1.6%
Seats flown(d)	102,417,168	99,407,889	3.0%
Seats per trip(e)	150.58	148.45	1.4%
Average passenger fare	$149.30	$156.22	(4.4)%
Passenger revenue yield per RPM (cents)(f)	15.16	15.58	(2.7)%
Operating revenues per ASM (cents)(g)	13.55	13.77	(1.6)%
Passenger revenue per ASM (cents)(h)	12.61	12.91	(2.3)%
Operating expenses per ASM (cents)(i)	11.54	11.40	1.2%
Operating expenses per ASM, excluding fuel (cents)	8.72	8.83	(1.2)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.38	8.43	(0.6)%
Fuel costs per gallon, including fuel tax	$2.14	$1.93	10.9%
Fuel costs per gallon, including fuel tax, economic	$2.15	$2.01	7.0%
Fuel consumed, in gallons (millions)	1,032	1,022	1.0%
Active fulltime equivalent Employees	57,674	55,347	4.2%
Aircraft at end of period	730	735	(0.7)%

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

Financial Overview

The Company recorded second quarter GAAP and non-GAAP results for 2018 and 2017 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Second quarter 2017 reflects recast financial information related to the adoption of new ASUs. Effective as of January 1, 2018, the Company adopted the New Revenue Standard, the New Retirement Standard, and the New Hedging Standard as detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements.

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2018	2017	Percent Change	2018	2017	Percent Change
Operating income	$972	$1,215	(20.0)%	$1,588	$1,822	(12.8)%
Net income	$733	$743	(1.3)%	$1,195	$1,082	10.4%
Net income per share, diluted	$1.27	$1.23	3.3%	$2.05	$1.77	15.8%

Non-GAAP
Operating income	$967	$1,177	(17.8)%	$1,552	$1,751	(11.4)%
Net income	$729	$745	(2.1)%	$1,168	$1,104	5.8%
Net income per share, diluted	$1.26	$1.23	2.4%	$2.00	$1.81	10.5%

Second quarter 2018 Net income was $733 million, a 1.3 percent decrease year-over-year, or a second quarter record $1.27 per diluted share. The decrease in GAAP Net income was primarily driven by higher market jet fuel prices, partially offset by a reduction of the Company's federal corporate tax rate, from 35.0 percent in second quarter 2017 to 21.0 percent in second quarter 2018, related to the Tax Cuts and Jobs Act legislation enacted in December 2017. Excluding special items in both years, second quarter 2018 non-GAAP Net income was $729 million, a 2.1 percent decrease year-over-year, or a second quarter record $1.26 per diluted share. Operating income for second quarter 2018 was $972 million, a decrease of 20.0 percent year-over-year, and non-GAAP Operating income for second quarter 2018 was $967 million.

For the six months ended June 30, 2018, Net income was $1.20 billion, a 10.4 percent increase year-over-year, or $2.05 per diluted share, and non-GAAP Net income was $1.17 billion, a 5.8 percent increase year-over-year, or $2.00 per diluted share. These increases were primarily driven by a reduction of the Company's federal corporate tax rate, partially offset by higher market jet fuel prices. Operating income for the six months ended June 30, 2018, was $1.59 billion, and non-GAAP Operating income for the six months ended June 30, 2018, was $1.55 billion.

For the twelve months ended June 30, 2018, the Company's earnings performance, as recast (See Note 2 to the unaudited Condensed Consolidated Financial Statements), combined with its actions to manage invested capital, produced a 24.7 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 18.9 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 28.8 percent, or 18.4 percent on an after-tax basis, for the twelve months ended June 30, 2017. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

Company Overview
The Company ended second quarter 2018 with 730 aircraft in its fleet, which reflects the second quarter delivery from Boeing of 12 new 737-800 aircraft and 2 new 737 MAX 8 aircraft. Additionally, the Company expects to take delivery of 5 new 737-800 aircraft and 16 new 737 MAX 8 aircraft during the remainder of 2018. After taking into account scheduled deliveries for aircraft during 2018, the Company's fleet is expected to increase to 751 aircraft by year-end 2018.
The Company currently expects its third quarter 2018 ASMs to increase in the range of 4.5 to 5 percent, compared with third quarter 2017. The Company currently expects its fourth quarter 2018 ASMs to increase in the range of 6.5 to 7 percent, compared with fourth quarter 2017. The Company continues to expect its 2018 ASM growth to be in the low four percent range, year-over-year. The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule.
The Company continues to expect to begin selling tickets in 2018 for service to Hawaii, subject to requisite governmental approvals, including approval from the Federal Aviation Administration ("FAA") for Extended Operations, a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company has also announced its intent to begin service to four Hawaiian airports: Honolulu International Airport, Lihue Airport, Kona International Airport at Keahole, and Kahului Airport, from four initial gateway airports in California: Oakland Metropolitan Airport, San Diego International Airport, Mineta San Jose International Airport, and Sacramento International Airport.
During second quarter 2018, the Company reached a tentative collective-bargaining agreement with the Aircraft Mechanics Fraternal Association, which represents the Company's 2,400 Employees in the Aircraft Mechanics and Related Employees workgroup. If ratified by the Mechanics and Related Employees, the new agreement will become amendable April 1, 2023. A ratification vote has not yet been scheduled.

The Company continued to return value to its Shareholders during second quarter 2018 through a $500 million accelerated share repurchase program, which was launched in April 2018 with a financial institution in a privately negotiated transaction ("Second Quarter 2018 ASR Program"). The Company received 7.0 million shares in June 2018, and is scheduled to receive 2.7 million shares in August 2018 under the Second Quarter 2018 ASR Program, which was completed in July 2018. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. As of June 30, 2018, the Company had $350 million remaining under its May 2017 $2.0 billion share repurchase authorization. On May 16, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization upon the completion of the remaining $350 million under the May 2017 $2.0 billion share repurchase authorization. On August 1, 2018, the Company launched a new accelerated share repurchase program and agreed to advance $500 million to a financial institution in a privately negotiated transaction ("Third Quarter 2018 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the Third Quarter 2018 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than November 2018. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. The Company also made cash dividend payments totaling $93 million during second quarter 2018.
Material Changes in Results of Operations

Comparison of three months ended June 30, 2018 and June 30, 2017

Operating Revenues

Passenger revenues for second quarter 2018 decreased by $21 million, or 0.4 percent, year-over-year. The decline in Passenger revenues was due largely to the effects following the Company's Flight 1380 accident discussed below, which had an approximate $100 million impact to second quarter 2018 Passenger revenues. On April 17, 2018, Southwest Airlines Flight 1380 from New York-LaGuardia to Dallas Love Field suffered an uncontained failure of its port CFM56-7B engine, resulting in a Customer fatality. This was coupled with a 2.5 percent decrease in passenger revenue yield and a 0.9 point decline in load factor to 84.7 percent. The related decrease in Passenger revenues was partially offset by the 3.3 percent increase in capacity. On a unit basis, Passenger revenues decreased 3.6 percent, year-over-year.

Freight revenues for second quarter 2018 were flat, compared with second quarter 2017. Based on current trends, the Company expects third quarter 2018 Freight revenues to increase, compared with third quarter 2017.

Other revenues for second quarter 2018 increased by $32 million, or 10.4 percent, year-over-year. The increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card. Based on current trends, the Company expects third quarter 2018 Other revenues to increase, compared with third quarter 2017.

Based on current bookings and yield trends, the Company expects third quarter 2018 operating unit revenues to be in the range of down one percent to up one percent, compared with third quarter 2017 operating unit revenues of 13.58 cents, as recast. The Company's outlook for third quarter 2018 includes an estimated one-half point impact due to temporarily lower passenger yields from an aggressive May 2018 fare sale for June through October 2018 travel, which was offered in conjunction with the Company's broad marketing efforts following the Flight 1380 accident. Third quarter 2018 year-over-year operating unit revenue trends also include an approximate one-half of a point headwind due to the Company's suboptimal schedule from the accelerated retirement of its Boeing 737-300 ("Classic") fleet, as well as an approximate one-point headwind from the change in the Rapid Rewards revenue recognition as a result of the Company's adoption of the New Revenue Standard. The headwinds to third quarter 2018 revenue from the Flight 1380 accident, the Company's suboptimal schedule, and the impact from the adoption of the New Revenue Standard are not expected to be material to year-over-year operating unit revenue trends for fourth quarter 2018.

Operating Expenses

Operating expenses for second quarter 2018 increased by $254 million, or 5.6 percent, compared with second quarter 2017, while capacity increased 3.3 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2018 and 2017, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM change	Percent change
(in cents, except for percentages)	2018		2017
Salaries, wages, and benefits	4.64	¢	4.64	¢	— ¢	—%
Fuel and oil	2.90		2.55		0.35	13.7
Maintenance materials and repairs	0.66		0.63		0.03	4.8
Landing fees and airport rentals	0.83		0.83		—	—
Depreciation and amortization	0.70		0.79		(0.09)	(11.4)
Other operating expenses	1.77		1.80		(0.03)	(1.7)
Total	11.50	¢	11.24	¢	0.26 ¢	2.3%

Operating expenses per ASM for second quarter 2018 increased by 2.3 percent, compared with second quarter 2017, as a result of increases in market jet fuel prices. This increase was partially offset by a decrease in Depreciation and amortization expense. See below for further information. Operating expenses per ASM for second quarter 2018, excluding profitsharing, Fuel and oil expense, and special items (a non-GAAP financial measure), was approximately flat, compared with second quarter 2017. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense and profitsharing expense, the Company expects its third quarter 2018 unit costs to increase in the two to three percent range, compared with third quarter 2017 unit costs of 8.22 cents, as recast, which excluded Fuel and oil expense, profitsharing expense, and special items. The Company expects its 2018 unit costs, excluding Fuel and oil expense and profitsharing expense, to be flat to up one percent, compared with 2017 unit costs of 8.47 cents, as recast, which excluded Fuel and oil expense, profitsharing expense, and special items.

Salaries, wages, and benefits expense for second quarter 2018 increased by $64 million, or 3.4 percent, compared with second quarter 2017. On a per ASM basis, second quarter 2018 Salaries, wages, and benefits expense was flat, compared with second quarter 2017, as the dollar increase was offset by the 3.3 percent increase in capacity. On a dollar basis, the majority of the increase was the result of higher salaries expense, driven by increased wage rates and headcount. Based on current cost trends and anticipated capacity, the Company expects third quarter 2018 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with third quarter 2017.

Fuel and oil expense for second quarter 2018 increased by $178 million, or 17.4 percent, compared with second quarter 2017. On a per ASM basis, second quarter 2018 Fuel and oil expense increased 13.7 percent, compared with second quarter 2017. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by the recognition of $50 million in net hedging gains in second quarter 2018 versus the recognition of $123 million in net hedging losses in second quarter 2017. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $45 million received from counterparties for second quarter 2018, compared with $169 million paid to counterparties for second quarter 2017. These cash settlement totals exclude gains and/or losses recognized from hedge ineffectiveness in 2017 and from derivatives that did not qualify for hedge accounting for both periods. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements. The Company's average economic jet fuel cost per gallon, which includes hedge settlements in both years, increased 11.1 percent, year-over-year, from $1.99 for second quarter 2017 to $2.21 for second quarter 2018. These figures include premium expense associated with the Company's fuel hedges, which on a per gallon basis equated to approximately $0.06 in the second quarter of both years. The Company also improved its fuel efficiency during second quarter 2018, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel, driven primarily by the retirement of the Classic aircraft and the addition of the more fuel-efficient 737 MAX 8 aircraft. Fuel gallons consumed increased 1.5 percent, as compared with second quarter 2017, while year-over-year capacity increased 3.3 percent.

As of July 20, 2018, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2018	79%
2019	64%
2020	38%
2021	20%
2022	less than 5%
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

As a result of applying hedge accounting in prior periods, including related to hedge positions that have either been offset or settled early on a cash basis, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at June 30, 2018, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2018	Amount of gains deferred in AOCI at June 30, 2018 (net of tax)
Remainder of 2018	$166	$71
2019	242	128
2020	133	63
2021	48	16
2022	7	2
Total	$596	$280

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for third quarter 2018 and fourth quarter 2018 jet fuel prices at different crude oil assumptions as of July 20, 2018, and for expected premium costs associated with settling contracts each period, respectively.

	Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (c)(e)	Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (d)(e)
Average Brent Crude Oil price per barrel	Third Quarter 2018	Fourth Quarter 2018
$55	$1.90 - $1.95	$1.70 - $1.75
$65	$2.05 - $2.10	$2.00 - $2.05
Current Market (a)	Approximately $2.25	Approximately $2.25
$80	$2.30 - $2.35	$2.30 - $2.35
$85	$2.35 - $2.40	$2.40- $2.45
$90	$2.40 - $2.45	$2.45 - $2.50
Estimated fuel hedging premium expense per gallon (b)	$.06	$.06
(a) Brent crude oil average market prices as of July 20, 2018, were approximately $74 and $73 per barrel for third quarter 2018 and fourth quarter 2018, respectively.
(b) In accordance with the Company's early adoption of ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, the Company began reporting premium expense within Fuel and oil expense as of January 1, 2018.
(c) Based on the Company's existing fuel derivative contracts and market prices as of July 20, 2018, third quarter 2018 GAAP and economic fuel costs are estimated to be approximately $2.25 per gallon, including fuel hedging premium expense of approximately $34 million, or $.06 per gallon, and an estimated $.07 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of July 20, 2018, fourth quarter 2018 GAAP and economic fuel costs are estimated to be approximately $2.25 per gallon, including fuel hedging premium expense of approximately $34 million, or $.06 per gallon, and an estimated $.07 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of July 20, 2018.

Maintenance materials and repairs expense for second quarter 2018 increased $23 million, or 9.2 percent, compared with second quarter 2017. On a per ASM basis, Maintenance materials and repairs expense increased 4.8 percent, compared with second quarter 2017. On both a dollar and per ASM basis, approximately 50 percent of the increases were due to the timing of regular maintenance checks, approximately 30 percent of the increases were attributable to higher Boeing 737-700 engine maintenance expense due to increased flight hours, and the remainder was due to more engines leased since second quarter 2017. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2018 to increase, compared with third quarter 2017.

Landing fees and airport rentals expense for second quarter 2018 increased by $12 million, or 3.6 percent, compared with second quarter 2017. On a per ASM basis, Landing fees and airport rentals expense was flat, as the dollar increases were offset by the 3.3 percent increase in capacity. On a dollar basis, the majority of the increase was due to an increase in rental rates at various stations throughout the network. The Company currently expects Landing fees and airport rentals expense per ASM for third quarter 2018 to decrease slightly, compared with third quarter 2017.

Depreciation and amortization expense for second quarter 2018 decreased by $27 million, or 8.5 percent, compared with second quarter 2017. On a per ASM basis, Depreciation and amortization expense decreased 11.4 percent, compared with second quarter 2017. On both a dollar and per ASM basis, the majority of the decreases were associated with the reduction in depreciation expense associated with the accelerated retirement of the Company's Classic fleet in third quarter 2017, as this exceeded the additional depreciation from purchases of new owned aircraft and pre-owned aircraft on capital leases. The Company currently expects Depreciation and amortization expense per ASM for third quarter 2018 to decrease, compared with third quarter 2017.

Other operating expenses for second quarter 2018 increased by $4 million, or 0.6 percent, compared with second quarter 2017. On a per ASM basis, Other operating expenses decreased 1.7 percent, compared with second quarter 2017, as the dollar increases were more than offset by the 3.3 percent increase in capacity. On a dollar basis, the majority of the increase was the result of an increase in advertising expenses related to the Company's aggressive May 2018 fare sale, which was offered in conjunction with the Company's broad marketing efforts following the Flight 1380 accident. This was partially offset by a $13 million decrease in Aircraft rentals. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information regarding the presentation of Aircraft rentals. The Company expects Other operating expenses per ASM for third quarter 2018 to increase, compared with third quarter 2017.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for second quarter 2018 increased by $6 million, or 22.2 percent, compared with second quarter 2017, primarily due to the issuance of two debt facilities since second quarter 2017, including $300 million of 2.75% senior unsecured notes and $300 million of 3.45% senior unsecured notes, both issued in November 2017.

Capitalized interest for second quarter 2018 decreased by $3 million, or 23.1 percent, compared with second quarter 2017, primarily due to timing of aircraft deliveries and payments.

Interest income for second quarter 2018 increased by $7 million, or 87.5 percent, compared with second quarter 2017, primarily due to higher interest rates.

Other (gains) losses, net, has primarily included amounts recorded as a result of the Company's hedging activities. With the adoption of the New Hedging Standard, the elimination of the requirement to separately measure and record ineffectiveness for all future cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts from Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Income, to Fuel and oil expense, has significantly reduced amounts reflected for hedging activities in Other (gains) losses, net. With the adoption of the New Retirement Standard, the Company is required to include all components of its net periodic benefit cost (income), with the exception of service cost, in Other (gains) losses, net, versus previously having classified and reported such items as operating expenses in Salaries, wages, and benefits. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on both new standards. Also, see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
(in millions)	2018	2017
Mark-to-market impact from fuel contracts settling in future periods	$—	$26
Ineffectiveness from fuel hedges settling in future periods (a)	—	8
Realized ineffectiveness and mark-to-market (gains) or losses (a)	—	7
Other	4	3	(b)
	$4	$44
(a) With the adoption of the New Hedging Standard, the separate measurement and recording of ineffectiveness has been eliminated for all cash flow hedges in a hedging relationship effective January 1, 2018. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Includes $4 million reclassified from Salaries, wages, and benefits to Other (gains) losses, net, as a result of the New Retirement Standard. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was approximately 23.6 percent in second quarter 2018, compared with 36.2 percent in second quarter 2017. This decrease was primarily attributable to the Tax Cuts and Jobs Act legislation enacted in December 2017. The Company expects its full year 2018 effective tax rate to be approximately 23.5 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017

Operating Revenues

Passenger revenues for the six months ended June 30, 2018, increased $18 million, or 0.2 percent, compared with the first six months of 2017. Holding other factors constant, the majority of the increase was attributable to a 2.6 percent increase in capacity. On a unit basis, Passenger revenues decreased 2.3 percent, year-over-year, largely driven by a 2.7 percent decrease in Passenger revenue yield due largely to the effects following the Flight 1380 accident, as well as the industry's competitive domestic fare environment. Load factor increased slightly to 83.2 percent.

Freight revenues for the six months ended June 30, 2018, increased $1 million, or 1.2 percent, compared with the first six months of 2017, primarily due to increased demand.

Other revenues for the six months ended June 30, 2018, increased by $82 million, or 14.3 percent, compared with the first six months of 2017, primarily due to an increase in revenue associated with cardholder spend on the Company's co-branded Chase® Visa credit card.

Operating Expenses

Operating expenses for the six months ended June 30, 2018, increased by $335 million, or 3.8 percent, compared with the first six months of 2017, while capacity increased 2.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2018 and 2017, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2018		2017		change	change
Salaries, wages, and benefits	4.75	¢	4.68	¢	0.07 ¢	1.5%
Fuel and oil	2.82		2.57		0.25	9.7
Maintenance materials and repairs	0.67		0.64		0.03	4.7
Landing fees and airport rentals	0.86		0.84		0.02	2.4
Depreciation and amortization	0.72		0.83		(0.11)	(13.3)
Other operating expenses	1.72		1.84		(0.12)	(6.5)
Total	11.54	¢	11.40	¢	0.14 ¢	1.2%

Operating expenses per ASM for the first six months of 2018 increased by 1.2 percent, compared with the first six months of 2017, primarily due to increases in market jet fuel prices and wage rate increases. This increase was partially offset by decreases in Depreciation and amortization and Other operating expenses. See below for further information. Operating expenses per ASM for the first six months of 2018, excluding profitsharing, Fuel and oil expense, and special items (a non-GAAP financial measure), were approximately flat, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2018 increased by $154 million, or 4.3 percent, compared with the first six months of 2017. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2018 increased 1.5 percent, compared with the first six months of 2017. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries expense, driven by increased wage rates and headcount.

Fuel and oil expense for the first six months of 2018 increased by $241 million, or 12.2 percent, compared with the first six months of 2017. On a per ASM basis, Fuel and oil expense for the first six months of 2018 increased 9.7 percent, compared with the first six months of 2017. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by the recognition of $79 million in net hedging gains in the first six months of 2018 versus the recognition of $228 million in net hedging losses in the first six months of 2017. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $68 million received from counterparties for the first six months of 2018, compared with $312 million paid to counterparties for the first six months of 2017. These cash settlement totals exclude gains and/or losses recognized from hedge ineffectiveness in 2017 and from derivatives that did not qualify for hedge accounting for both periods. Those items are recorded as a component of Other (gains) losses, net. See Note 3 to the unaudited Condensed Consolidated Financial Statements. The Company's average economic jet fuel cost per gallon, which includes hedge settlements in both years, increased 7.0 percent, year-over-year, from $2.01 during the first six months of 2017 to $2.15 during the first six months of 2018. These figures include premium expense associated with the Company's fuel hedges, which on a per gallon basis equated to approximately $0.07 in both years. The Company also slightly improved its fuel efficiency during the first six months of 2018, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel, driven primarily by the retirement of the Classic aircraft and the addition of the more fuel-efficient 737 MAX 8 aircraft. Fuel gallons consumed increased 1.0 percent, compared with the first six months of 2017, while year-over-year capacity increased 2.6 percent.

Maintenance materials and repairs expense for the first six months of 2018 increased by $37 million, or 7.5 percent, compared with the first six months of 2017. On a per ASM basis, Maintenance materials and repairs expense increased 4.7 percent, compared with the first six months of 2017. On both a dollar and per ASM basis, approximately 40 percent of the increases were due to higher Boeing 737-700 engine maintenance expense due to increased flight hours, approximately 40 percent of the increases were due to the timing of regular maintenance checks, and the remaining increases were due to more engines leased, compared with the first six months of 2017.

Landing fees and airport rentals expense for the first six months of 2018 increased by $30 million, or 4.7 percent, compared with the first six months of 2017. On a per ASM basis, Landing fees and airport rentals expense increased 2.4 percent, compared with the first six months of 2017. On both a dollar and per ASM basis, the majority of the increases were due to an increase in rental rates at various stations throughout the network.

Depreciation and amortization expense for the first six months of 2018 decreased by $68 million, or 10.7 percent, compared with the first six months of 2017. On a per ASM basis, Depreciation and amortization expense decreased 13.3 percent, compared with the first six months of 2017. On both a dollar and per ASM basis, the majority of the decreases were associated with the reduction in depreciation expense associated with the accelerated retirement of the Company's Classic fleet in third quarter 2017, as this exceeded the additional depreciation associated with purchases of new owned aircraft and pre-owned aircraft on capital leases.

Other operating expenses for the first six months of 2018 decreased by $59 million, or 4.2 percent, compared with the first six months of 2017. On a per ASM basis, Other operating expenses decreased 6.5 percent, compared with the first six months of 2017. On both a dollar and per ASM basis, the decreases were due to a $30 million decrease in contract programming and consulting expenses as a result of the Company completing several technology projects, including the transition to its new reservation system during second quarter 2017, a $27 million decrease in Aircraft rentals, and the $25 million of gains, recognized during the first quarter 2018, from the sale of 39 owned Classic aircraft and a number of spare engines to a third party which reduced Other operating expenses. This gain on sale of grounded aircraft was considered a special item and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information regarding the presentation of Aircraft rentals. These decreases were partially offset by an increase in advertising expenses related to the Company's aggressive May 2018 fare sale, which was offered in conjunction with the Company's broad marketing efforts following the Flight 1380 accident.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first six months of 2018 increased by $10 million, or 17.9 percent, compared with the first six months of 2017, primarily due to the issuance of two debt facilities since second quarter 2017, including $300 million of 2.75% senior unsecured notes and $300 million of 3.45% senior unsecured notes, both issued in November 2017. Interest expense associated with these new issuances was partially offset by the maturity of $300 million of 5.125% senior unsecured notes in March 2017.

Capitalized interest for the first six months of 2018 decreased by $3 million, or 13.0 percent, compared with the first six months of 2017, primarily due to timing of aircraft deliveries and payments.

Interest income for the first six months of 2018 increased by $12 million, or 80.0 percent, compared with the first six months of 2017, primarily due to higher interest rates.

Other (gains) losses, net, has primarily included amounts recorded as a result of the Company's hedging activities. With the adoption of the New Hedging Standard, the elimination of the requirement to separately measure and record ineffectiveness for all future cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts from Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Income, to Fuel and oil expense, has significantly reduced amounts reflected for hedging activities in Other (gains) losses, net. With the adoption of the New Retirement Standard, the Company is required to include all components of its net periodic benefit cost (income), with the exception of service cost, in Other (gains) losses, net, versus previously having been classified and reported as operating expenses in Salaries, wages, and benefits. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on both new standards. Also, see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
(in millions)	2018	2017
Mark-to-market impact from fuel contracts settling in future periods	$—	$69
Ineffectiveness from fuel hedges settling in future periods (a)	—	22
Realized ineffectiveness and mark-to-market (gains) or losses (a)	—	15
Other	8	—	(b)
	$8	$106
(a) With the adoption of the New Hedging Standard, the separate measurement and recording of ineffectiveness has been eliminated for all cash flow hedges in a hedging relationship effective January 1, 2018. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Includes $6 million reclassified from Salaries, wages, and benefits to Other (gains) losses, net, as a result of the New Retirement Standard. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was approximately 23.4 percent for the first six months of 2018, compared with the 36.3 percent rate for the first six months of 2017. This decrease was primarily attributable to the Tax Cuts and Jobs Act legislation enacted in December 2017.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2018	2017	Change	2018	2017	Change
Fuel and oil expense, unhedged	$1,218	$867		$2,232	$1,683
Premium cost of fuel contracts	34	34		67	68
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense, net	(50)	123		(79)	228
Fuel and oil expense, as reported	$1,202	$1,024		$2,220	$1,979
Add: Net impact from fuel contracts	5	46		11	84
Fuel and oil expense, excluding special items (economic)	$1,207	$1,070	12.8%	$2,231	$2,063	8.1%

Total operating expenses, as reported	$4,770	$4,516		$9,098	$8,763
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	7		—	15
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	5	39		11	69
Deduct: Lease termination expense	—	(8)		—	(13)
Add: Gain on sale of grounded aircraft	—	—		25	—
Total operating expenses, excluding special items	$4,775	$4,554	4.9%	$9,134	$8,834	3.4%

Operating income, as reported	$972	$1,215		$1,588	$1,822
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	(7)		—	(15)
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	(5)	(39)		(11)	(69)
Add: Lease termination expense	—	8		—	13
Deduct: Gain on sale of grounded aircraft	—	—		(25)	—
Operating income, excluding special items	$967	$1,177	(17.8)%	$1,552	$1,751	(11.4)%

Net income, as reported	$733	$743		$1,195	$1,082
Add: Mark-to-market impact from fuel contracts settling in future periods	—	26		—	69
Add: Ineffectiveness from fuel hedges settling in future periods	—	8		—	22
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(5)	(39)		(11)	(69)
Add: Lease termination expense	—	8		—	13
Deduct: Gain on sale of grounded aircraft	—	—		(25)	—
Add (Deduct): Net income tax impact of special items (b)	1	(1)		9	(13)
Net income, excluding special items	$729	$745	(2.1)%	$1,168	$1,104	5.8%

Net income per share, diluted, as reported	$1.27	$1.23		$2.05	$1.77
Add (Deduct): Net impact to net income above from fuel contracts divided by dilutive shares	(0.01)	(0.01)		(0.02)	0.04
Add (Deduct): Impact of special items	—	0.01		(0.04)	0.02
Add (Deduct): Net income tax impact of special items (b)	—	—		0.01	(0.02)
Net income per share, diluted, excluding special items	$1.26	$1.23	2.4%	$2.00	$1.81	10.5%

Operating expenses per ASM (cents)	11.50 ¢	11.24 ¢		11.54 ¢	11.40 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.90)	(2.55)		(2.82)	(2.57)
Deduct: Profitsharing expense divided by ASMs	(0.40)	(0.50)		(0.34)	(0.40)
Add (Deduct): Impact of special items	—	(0.02)		0.03	(0.01)
Operating expenses per ASM, excluding profitsharing, Fuel and oil expense, and special items (cents)	8.20 ¢	8.17 ¢	0.4%	8.41 ¢	8.42 ¢	(0.1)%

(a) As a result of prior hedge ineffectiveness and/or contracts marked to market through earnings.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve Months Ended		Twelve Months Ended
	June 30, 2018		June 30, 2017
Operating income, as reported	$3,174		$3,289
Contract ratification bonuses	—		356
Net impact from fuel contracts	(85)		(263)
Lease termination expense	20		35
Aircraft grounding charge	63		—
Gain on sale of grounded aircraft	(25)		—
Operating income, non-GAAP	$3,147		$3,417
Net adjustment for aircraft leases (a)	104		108
Adjusted operating income, non-GAAP (A)	$3,251		$3,525

Non-GAAP tax rate (B)	23.4%	(d)	36.3%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$2,490		$2,246

Debt, including capital leases (b)	$3,391		$3,239
Equity (b)	9,053		7,547
Net present value of aircraft operating leases (b)	680		906
Average invested capital	$13,124		$11,692
Equity adjustment for hedge accounting (c)	56		546
Adjusted average invested capital (D)	$13,180		$12,238

Non-GAAP ROIC, pre-tax (A/D)	24.7%		28.8%

Non-GAAP ROIC, after tax (C/D)	18.9%		18.4%

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
(d) As the twelve month rolling tax rate no longer approximates an annual tax rate due to the significant impact the Tax Cuts and Jobs Act legislation enacted in December 2017 had on corporate tax rates, the Company is utilizing the 2018 year-to-date tax rate for 2018 ROIC, after-tax. The 2018 year-to-date GAAP tax rate was 23.4 percent, and the Non-GAAP tax rate for the period was also 23.4 percent. Utilizing the Company’s tax rate based on Operating income, non-GAAP for the twelve months ended June 30, 2018, of 29.7 percent, Non-GAAP ROIC, after tax, would have been 17.3 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information. For full year 2018, the Company continues to estimate its effective tax rate to be in the 23 to 23.5 percent range.
(e) The GAAP twelve month rolling tax rate as of June 30, 2017, was 36.2 percent, and the twelve month rolling Non-GAAP tax rate was 36.3 percent. Utilizing either rate would have resulted in the same Non-GAAP ROIC, after-tax, for the twelve months ended June 30, 2017. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP; 12 month rolling income tax rate, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP, and Operating expenses per ASM, non-GAAP, excluding profitsharing and Fuel and oil expense. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

3.
An Aircraft grounding charge recorded in third quarter 2017, as a result of the Company grounding its remaining Boeing 737-300 aircraft on September 29, 2017. The loss was a result of the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date. The Company had not budgeted for the lease return requirements, as they were subject to negotiation with third party lessors; and

4.
A gain recognized in first quarter 2018, associated with the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party. These aircraft were previously retired as part of the Company's exit of its Classic fleet. The gain was not anticipated, and the Company associates it in conjunction with the grounding charge recorded in third quarter 2017.

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP;12 month rolling income tax rate, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding profitsharing, Fuel and oil expense, and special items.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 billion for the three months ended June 30, 2018, compared with $746 million provided by operating activities in the same prior year period. For the six months ended June 30, 2018, net cash provided by operating activities was $2.6 billion, compared with $2.4 billion provided by operating activities in the six months ended June 30, 2017. The operating cash flows for the six months ended June 30, 2018, were largely impacted by the Company's Net income (as adjusted for noncash items) and a $966 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners. Additionally, the Company had net cash inflows of $140 million in cash collateral from fuel derivative counterparties during the six months ended June 30, 2018. See Note 3 to the unaudited Condensed Consolidated Financial Statements. For the six months ended June 30, 2017, in addition to the Company's Net income (as adjusted for noncash items), there was a $920 million increase in Air traffic liability as a result of bookings for future travel and sales of frequent flyer points to business partners, and the Company had net cash inflows of $136 million in cash collateral from fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $694 million during the three months ended June 30, 2018, compared with $584 million used in investing activities in the same prior year period. Net cash used in investing activities during the six months ended June 30, 2018, totaled $766 million, versus $1.1 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures, primarily related to aircraft and other equipment, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2018, Capital expenditures were $929 million, the majority of which was payments for new aircraft delivered to the Company, but also included payments related to airport and other facility construction projects. This compared with $965 million in Capital expenditures during the same prior year period. During the six months ended June 30, 2018, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $204 million, compared with $9 million during the same prior year period.

Net cash used in financing activities was $645 million during the three months ended June 30, 2018, compared with $476 million used in financing activities for the same prior year period. Net cash used in financing activities during the six months ended June 30, 2018, was $1.2 billion, compared with $1.5 billion used in financing activities for the same prior year period. During the six months ended June 30, 2018, the Company repaid $157 million in debt and capital lease obligations, repurchased $1.0 billion of its outstanding common stock through accelerated share repurchase programs, paid $240 million in cash dividends to Shareholders, and received a reimbursement from the City of Houston for $116 million for the investment and updates made at Houston William P. Hobby Airport. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information regarding the reimbursement. During the six months ended June 30, 2017, the Company repaid $428 million in debt and capital lease obligations, repurchased $950 million of its outstanding common stock through accelerated share repurchase programs and open market share repurchases, and paid $199 million in cash dividends to Shareholders.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1.0 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2018, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a share repurchase authorization. Under this $2.0 billion share repurchase authorization, in April 2018, the Company launched the Second Quarter 2018 ASR Program and advanced $500 million to a financial institution in a privately negotiated transaction. The Company received 7.0 million shares in June 2018, and is scheduled to receive 2.7 million shares in August 2018 under the Second Quarter 2018 ASR Program, which was completed in July 2018. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. As of June 30, 2018, the Company had $350 million remaining under its May 2017 $2.0 billion share repurchase authorization. On May 16, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization upon the completion of the remaining $350 million under the May 2017 $2.0 billion share repurchase authorization. On August 1, 2018, the Company launched the Third Quarter 2018 ASR Program. The specific number of shares that the Company ultimately will repurchase under the Third Quarter 2018 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than November 2018. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and frequent flyer deferred revenue, which are performance obligations for future customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.7 billion as of June 30, 2018, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of June 30, 2018, the Company had firm deliveries and options for Boeing 737-700, 737-800, 737 MAX 7, and 737 MAX 8 aircraft as follows:

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
(b) Includes 21 737-800s, 1 737-700, and 3 737 MAX 8 delivered as of June 30, 2018.

The Company's capital commitments associated with these firm orders are as follows: $535 million remaining in 2018, $900 million in 2019, $1.4 billion in 2020, $1.7 billion in 2021, $1.2 billion in 2022, and $5.1 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of June 30, 2018:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	14	512	396	116
737-800	175	3	202	195	7
737 MAX 8	175	1	16	16	—
Totals		11	730	607	123

Critical Accounting Policies and Estimates

The Company's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that both (i) are most important to the portrayal of the Company’s financial condition and results and (ii) require management’s most subjective judgments. The Company's critical accounting policies and estimates are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As a result of the Company's January 1, 2018 adoption of ASU No. 2014-09, Revenue from Contracts with Customers, and ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, it has updated its discussions of critical accounting policies related to Revenue Recognition, Financial Derivative Instruments, Fair Value Measurements, and Frequent Flyer Accounting. Also, see Note 2 to the unaudited Condensed Consolidated Financial Statements for further information about the accounting implications of these ASUs.

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

All derivatives are required to be reflected at fair value and recorded on the unaudited Condensed Consolidated Balance Sheet. At June 30, 2018, the Company was a party to over 400 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2017, market "spot" prices for Brent crude oil peaked at a high of approximately $67 per barrel and hit a low price of approximately $45 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

Fair Value Measurements
The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At June 30, 2018, these consisted of its fuel derivative option contracts, which were a net asset of $596 million.

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of June 30, 2018, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $60 million.

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

Under the Southwest Rapid Rewards frequent flyer program, Members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight can differ based on the fare and fare class purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Member has points-earning activity during a 24-month time period. In addition, Members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.
The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its frequent flyer program. The Company also sells frequent flyer points and related services to business partners participating in the frequent flyer program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. At June 30, 2018, the loyalty liabilities were approximately $2.9 billion, including $2.0 billion classified within Air traffic liability and $878 million classified as Air traffic liability – noncurrent.

In order to determine the value of each frequent flyer point, certain assumptions must be made at the time of measurement, which include the following:

•
Allocation of Passenger Revenue - Revenues from Passengers, related to travel, who also earn Rapid Rewards Points have been allocated between flight (recognized as revenue when transportation is provided) and Rapid Rewards Points (deferred until points are redeemed or spoil) based on each obligation’s relative standalone selling price. The Company utilizes historical earning patterns to assist in this allocation.

•
Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ however, based on demand, the amount of time prior to the flight, and other factors. The fare mix during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total frequent flyer points needed to purchase an award ticket. The mixture of these fare classes could cause the fair value per point to increase or decrease.

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

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records passenger revenue related to air transportation when the transportation is delivered. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2018, resulting in an allocation of proceeds to air transportation would have changed the Company's Operating revenues by approximately $2 million and $4 million for the three and six months ended June 30, 2018, respectively.

Under its current program, Southwest estimates the portion of frequent flyer points that will not be redeemed. In estimating the spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with the program, points accrued in the program, and whether or not the Member has a co-branded credit card. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners. The Company updates this model at least annually, and applies the new spoilage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the spoilage rates applied annually in recent years have not had a material impact on Passenger revenues. However, given the Company's January 1, 2018 adoption of the New Revenue Standard and elimination of the incremental cost method of accounting for flight points, the value of the frequent flyer liabilities subject to changes in the spoilage rates has significantly increased. Therefore, future spoilage rate changes are much more likely to cause volatility in Passenger revenues. For the three and six months ended June 30, 2018, based on actual redemptions of points sold to business partners and earned through flight, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $30 million and $61 million, respectively (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s fleet and capacity plans;

•	the Company’s network and schedule optimization plans and strategies;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans, expectations, and estimates related to managing risk associated with changing jet fuel prices;

•
the Company's expectations with respect to liquidity, including its ability to meet its ongoing capital, operating, and other obligations, and the Company’s anticipated needs for, and sources of, funds;

•	the Company’s estimates and assumptions with respect to its critical accounting policies;

•	the Company's assessment of market risks; and

•	the Company's plans and expectations related to legal and regulatory proceedings.

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

•	the impact of governmental regulations and other governmental actions related to the Company and its operations;

•	the Company's dependence on third parties, in particular with respect to its fleet and technology plans and expectations;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company’s ability to timely and effectively prioritize its initiatives and related expenditures;

•	the volatility of commodities used by the Company for hedging jet fuel and any changes to the Company's fuel hedging strategies and positions; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2018, the estimated fair value of outstanding contracts, excluding the impact of cash collateral held from counterparties, was a net asset of $596 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2018, the Company had eight counterparties in which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2018, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2018, $155 million in cash collateral deposits were held by the Company from counterparties based on its outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2018, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran Holdings, Inc. and its subsidiary AirTran Airways, Inc. (collectively with AirTran Holdings, Inc., "AirTran") in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint sought injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On June 30, 2010, the plaintiffs filed a motion to certify a class, which AirTran and Delta opposed. On June 18, 2012, the parties filed a Stipulation and Order that plaintiffs abandoned their claim that AirTran and Delta conspired to reduce capacity. On August 31, 2012, AirTran and Delta moved for summary judgment on all of plaintiffs' remaining claims. On July 12, 2016, the Court granted plaintiffs' motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants appealed that decision. On March 29, 2017, the Court granted defendants’ motion for summary judgment and dismissed all claims against AirTran. On April 13, 2017, the plaintiffs filed a notice of appeal from the district court's judgment, and on April 24, 2017, AirTran filed a conditional notice of cross-appeal to appeal the Court's order certifying a class. On March 9, 2018, the Court of Appeals affirmed the district court’s order granting summary judgment to AirTran and Delta, and on June 8, 2018, the court of appeals denied plaintiffs' petition for rehearing and rehearing en banc. The time for plaintiffs to petition the Supreme Court for certiorari has not yet expired. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
April 1, 2018 through April 30, 2018	1,137,702	$—	(2)(3)	1,137,702	$350,032,588
May 1, 2018 through May 31, 2018	—	$—		—	$2,350,032,588
June 1, 2018 through June 30, 2018	7,005,418	$—	(3)	7,005,418	$2,350,032,588
Total	8,143,120			8,143,120

(1)
On May 17, 2017, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. On May 16, 2018, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization, upon the completion of the May 2017 share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in first quarter 2018 (the "First Quarter 2018 ASR Program"), the Company paid $500 million in January 2018 and received an initial delivery of 6,468,663 shares during March 2018, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2018 ASR Program based on a volume-weighted average price of $57.9718 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between February 1, 2018 and March 7, 2018. The third party financial institution delivered an additional 1,120,161 shares to the Company in further partial settlement of the First Quarter 2018 ASR Program in March 2018, which was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in March 2018. Final settlement of the First Quarter 2018 ASR Program occurred in April 2018 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in March 2018. Upon settlement, the third party financial institution delivered 1,137,702 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 8,726,526 shares repurchased under the First Quarter 2018 ASR Program, upon completion of the First Quarter 2018 ASR Program in April 2018, was $57.2966.

(3)
Under the Second Quarter 2018 ASR Program launched in April 2018, the Company paid $500 million and received an initial delivery of 7,005,418 shares during June 2018, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2018 ASR Program based on a price of $53.53 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on April 27, 2018. Final settlement of the Second Quarter 2018 ASR Program is scheduled to occur in August 2018 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in July 2018. Upon settlement, the third party financial institution is required to deliver 2,688,690 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 9,694,108 shares repurchased under the Second Quarter 2018 ASR Program, upon completion of the Second Quarter 2018 ASR Program in July 2018, was $51.5777.

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

SOUTHWEST AIRLINES CO.

August 1, 2018	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)