Form 10-K
period 2018-12-31
SOUTHWEST AIRLINES CO
filed 2019-02-05
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $29,086,256,077 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 1, 2019: 552,688,849 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 15, 2019, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2018, Southwest operated a total of 750 Boeing 737 aircraft and served 99 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.
The Company is continuing its efforts towards its planned inaugural service to Hawaii in 2019, subject to requisite governmental approvals, including approval from the Federal Aviation Administration (the "FAA") for Extended Operations ("ETOPS"), a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company has announced its intent to serve Honolulu International Airport, Lihue Airport, Kona International Airport at Keahole, and Kahului Airport from four initial California cities: Oakland, San Diego, San Jose, and Sacramento. In June 2018, the Company ceased service at Bishop International Airport in Flint, Michigan. The Company has further announced its decision to cease service at Benito Juárez Mexico City International Airport, with the last day of service scheduled on March 30, 2019.
Based on the most recent data available from the U.S. Department of Transportation (the "DOT"), as of June 30, 2018, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
Industry
The airline industry has historically been an extremely volatile industry subject to numerous challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as economic recessions, acts of terrorism, poor weather, and natural disasters.
The U.S. airline industry continued to benefit from modest economic growth during 2018, despite a very competitive domestic fare environment. The airline industry also experienced a less stable fuel environment in 2018, as compared with recent years, with year-over-year fuel prices significantly higher throughout most of 2018, before easing in fourth quarter 2018. In recent years, the U.S. airline industry, including Southwest, has increased available seat miles (also referred to as "capacity," an available seat mile is one seat, empty or full, flown one mile and is a measure of space available to carry passengers in a given period), and has also increased the number of seats per trip through slimline seat retrofits and the use of new and larger aircraft. Despite recent fuel price volatility, strategic capacity increases are expected to continue in 2019.
In 2018, the airline industry continued to be impacted by the significant growth of "Ultra-Low Cost Carriers" ("ULCCs"). ULCCs provide "unbundled" service offerings, which enable them to appeal to price-sensitive travelers through promotion to consumers of an extremely low relative base fare for a seat, while separately charging for related services and products. In response, certain major U.S. airlines have introduced and have continued to expand new cabin segmentation fare products, such as a "basic economy" product. The basic economy product provides for a lower base fare to compete with a ULCC base fare, but may include significant additional restrictions on amenities such as seat assignments (including restrictions on group and family seating), order of boarding, checked baggage and use of overhead bin space, flight changes and refunds, and eligibility for upgrades. Also in response to competitive ULCC pricing, some carriers removed their fare floors for certain routes, leading to a lower fare offering across the industry. Further, to better derive revenue from customers, some carriers offer a "premium economy" fare that targets consumers willing to pay extra for additional amenities such as more favorable seating options in segmented aircraft.
Company Operations

Route Structure
Southwest principally provides point-to-point service, rather than the "hub-and-spoke" service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest's point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. The Company continues to focus on adding depth to schedule offerings in certain key cities, which is expected to benefit operational efficiency and give Customers additional options to reach their final destination. Approximately 77 percent of the Company's Customers flew nonstop during 2018, and, as of December 31, 2018, Southwest served 704 nonstop city pairs.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 20 weekday roundtrips between Dallas Love Field and Houston Hobby, 12 weekday roundtrips between Burbank and Oakland, 15 weekday roundtrips between San Diego and San Jose, eight weekday roundtrips between Denver and Chicago Midway, and 10 weekday roundtrips between Los Angeles International and Las Vegas.
Southwest complements its high-frequency short-haul routes with long-haul nonstop service between markets such as Oakland and Orlando, Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, Houston and New York LaGuardia, Los Angeles and Tampa, Oakland and Baltimore, and San Diego and Newark. During 2018, the Company continued to incorporate the Boeing 737 MAX 8 and the Boeing 737-800 aircraft into its fleet, both of which offer significantly more Customer seating capacity than the Company’s other aircraft. This has enabled the Company to more economically serve long-haul routes, as well as high-demand, slot-controlled, and gate-restricted airports, by adding seats for such routes without increasing the number of flights (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports). The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. For 2018, the Company’s average aircraft trip stage length was 757 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 754 miles and an average duration of approximately 2.0 hours in 2017.
The Company continued its focus on California in 2018, and continues to invest significant resources to solidify its leadership position in California, including the planned addition of new domestic and international destination options and flights for California Customers, as well as marketing programs and local outreach efforts designed to retain, engage, and acquire Customers. For example, Hawaii is an attractive leisure destination for the Company's California Customers, and the Company has announced its intent to serve Honolulu International Airport, Lihue Airport, Kona International Airport at Keahole, and Kahului Airport from four initial California cities: Oakland, San Diego, San Jose, and Sacramento. The Company is scheduled to offer a record 800 departures from California on peak flying days in the summer of 2019 and, based on the most recent data available from the DOT, for the year ended June 30, 2018, Southwest carried more California travelers to, from, and within California than any other airline.
In order to complement the Company’s network, during 2018, the Company entered into an agreement with Alaska Airlines to lease 12 slots at New York's LaGuardia Airport and eight slots at Washington Reagan National Airport through 2028.
The Company ended 2018 with international service to 14 destinations through 23 international gateway cities within the 48 contiguous United States. During 2018, the Company commenced international service out of Indianapolis, San Jose, Sacramento, Columbus, New Orleans, Pittsburgh, and Raleigh-Durham. In addition, Southwest Airlines Cargo® began shipping cargo to select international destinations beginning in 2018, including Mexico City, Cancun, Cabo San Lucas/Los Cabos, Puerto Vallarta, Montego Bay, and San Jose, Costa Rica.
Cost Structure
A key component of the Company's business strategy is its focus on cost discipline and profitably charging competitively low fares. Adjusted for stage length, the Company has lower unit costs, on average, than the majority of the largest domestic carriers. The Company's strategy includes the use of a single aircraft type, the Boeing 737, the Company's operationally efficient point-to-point route structure, and its highly productive Employees. Southwest's use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, and training activities. Southwest's point-

to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (lower headcount per aircraft).
The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency. Fuel and oil expense remained the Company's second largest operating cost for 2018, which increased compared with 2017, primarily due to higher market jet fuel prices. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel for each year beginning in 2003 and during each quarter of 2018.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2003	$920	$0.80	16.5%
2004	$1,106	$0.92	18.1%
2005	$1,470	$1.13	21.4%
2006	$2,284	$1.64	28.0%
2007	$2,690	$1.80	29.7%
2008	$3,713	$2.44	35.1%
2009*	$3,193	$2.22	31.2%
2010*	$3,755	$2.61	33.4%
2011*	$5,751	$3.25	38.2%
2012*	$6,156	$3.32	37.3%
2013*	$5,823	$3.19	35.3%
2014*	$5,355	$2.97	32.6%
2015*	$3,740	$1.96	23.6%
2016*	$3,801	$1.90	22.7%
2017*	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
First Quarter 2018	$1,018	$2.07	23.5%
Second Quarter 2018	$1,202	$2.21	25.2%
Third Quarter 2018	$1,205	$2.24	25.2%
Fourth Quarter 2018	$1,192	$2.25	24.4%
*Effective as of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 to the Consolidated Financial Statements for further information.
The Company focuses on reducing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, the Company previously retired all Boeing 737-300 aircraft from its fleet and has begun scheduled service with the Boeing 737 MAX 8 aircraft. The Boeing 737 MAX 8 is expected to continue to significantly reduce fuel use and CO2 emissions, as compared with the Company's other aircraft. The Company added 18 Boeing 737 MAX 8 aircraft to its fleet in 2018 and ended 2018 with 31 Boeing 737 MAX 8 aircraft in its fleet. In 2019, the Company expects to continue its fleet modernization initiative through the scheduled delivery of an additional 37 Boeing 737 MAX 8 aircraft and the Company's initial delivery of seven Boeing 737 MAX 7 aircraft. The Company's fleet composition and delivery schedules are discussed in more detail below under "Properties - Aircraft." The Company has also undertaken a number of other fuel conservation initiatives which are discussed in detail under "Regulation - Environmental Regulation."

To illustrate the results of the Company's efforts to reduce fuel consumption and improve fuel efficiency, the table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2018	2017	2016	2015	2014
Available seat miles per fuel gallon consumed	76.3	75.2	74.4	73.9	72.8
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
Salaries, wages, and benefits expense constituted approximately 41 percent of the Company's operating expenses during 2018 and was the Company's largest operating cost. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. The Company's labor costs, and risks associated therewith, are discussed in more detail below under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Fare Structure
General
Southwest offers a relatively simple fare structure that features competitive fares and product benefits, including unrestricted fares, as well as lower fares available on a restricted basis. Southwest fare products include three major categories: "Wanna Get Away®," "Anytime," and "Business Select®," with the goal of making it easier for Customers to choose the fare they prefer. All fare products include the privilege of two free checked bags (weight and size limits apply) and complimentary soft drinks and snacks, as well as free movies-on-demand and live and on-demand television where available on WiFi-enabled aircraft. In addition, regardless of the fare product, Southwest does not charge fees for changes to flight reservations although fare differences may apply.

•
"Wanna Get Away" fares are generally the lowest fares and are typically subject to advance purchase requirements. They are nonrefundable, but, subject to Southwest's No Show Policy, funds may be applied to future travel on Southwest. Wanna Get Away fares earn six Rapid Rewards® points, under Southwest's Rapid Rewards loyalty program, for each dollar spent on the base fare. The Company's loyalty program is discussed below under "Rapid Rewards Loyalty Program."

•
"Anytime" fares are, subject to Southwest's No Show Policy, refundable if canceled, or funds may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable funds, then the flight will be nonrefundable if canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare.

•
"Business Select" fares are, subject to Southwest's No Show Policy, refundable if canceled, or funds may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable funds, then the flight will be nonrefundable if canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group "A," 12 Rapid Rewards points per dollar spent on the base fare - the highest loyalty point multiplier of all Southwest fare products, "Fly By®" priority security and/or ticket counter access in participating airports, and one complimentary premium beverage coupon for the day of travel (Customers must be of legal drinking age to drink alcoholic beverages).

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
Ancillary Services
The Company offers ancillary services such as Southwest's EarlyBird Check-In®, Upgraded Boarding, and transportation of pets and unaccompanied minors, in accordance with Southwest's respective policies.

EarlyBird Check-In provides Customers with automatic check-in and an assigned boarding position before general boarding positions become available, thereby improving Customers' seat selection options (priority boarding privileges are already a benefit of being an "A-List" tier member under the Company's Rapid Rewards Loyalty Program). During 2018, the Company implemented a variable pricing model for EarlyBird Check-In based on the length of the flight and the historical popularity of EarlyBird Check-In on the route.
When available, Southwest sells Upgraded Boarding at the airport. These are open priority boarding positions in the first 15 positions in its "A" boarding group.
Southwest’s Pet Policy provides Customers an opportunity to bring a small cat or dog into the aircraft cabin. Southwest also has an unaccompanied minor travel policy to address the administrative costs and the extra care necessary to safely transport these Customers.
Inflight Entertainment Portal and WiFi Service
Southwest offers inflight entertainment and connectivity service on WiFi-enabled aircraft on the majority of its fleet. In 2018, Southwest refreshed its suite of complimentary offerings onboard its inflight entertainment portal to offer Free Movies and Free App Messaging while onboard any WiFi-enabled aircraft, and Free Music while onboard a majority of WiFi-enabled aircraft. The inflight entertainment service allows Customers to enjoy gate-to-gate entertainment directly on their personal wireless devices.
The free inflight entertainment offerings include approximately 30 free movies-on-demand per month and free app messaging via iMessage or WhatsApp. The Company also continues to offer free access to its live and on-demand television product on most of its flights. The television product consists of over 15 live channels and up to 75 on-demand recorded episodes from popular television series.
The Company’s new collaboration with iHeartRadio brings a free digital music and live streaming radio service to Customers within the onboard entertainment portal on the majority of Southwest domestic flights. Customers can listen to hundreds of live radio stations, pick from artist radio channels, listen to selected playlists, and listen to podcasts. Customers may also use their iHeartRadio app while onboard, and existing subscribers to the All Access and Plus products have access to their entire music library and saved playlists.
Customers can also purchase satellite internet service while on WiFi-enabled aircraft. Customers do not have to purchase WiFi to access the free inflight entertainment options including Free Movies, Free App Messaging, Free Television, Free Music, weather, destination guides, a flight tracker, and connecting flights information. These onboard offerings are currently available as a limited time offer only on WiFi-enabled aircraft, where available.
Rapid Rewards Loyalty Program
Southwest's Rapid Rewards loyalty program enables program members ("Members") to earn points for every dollar spent on Southwest fares. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare purchased. Under the program (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Member has points-earning activity during the most recent 24 months.
Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare ticket (including many fare sales) and redeem fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. In addition to redeeming points for Southwest flights, Members are also able to redeem their points for items such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, restaurants, and retailers), as well as by using Southwest's co-branded Chase® Visa credit card. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.
Southwest's Rapid Rewards loyalty program features tier and Companion Pass programs for the most active Members, including "A-List" and "A-List Preferred" status. Both A-List and A-List Preferred Members enjoy benefits such as "Fly By®" priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight WiFi on equipped flights. Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an "A" boarding pass). During the day of travel, if an A-List or A-List Preferred Member's plans change, they have free same-day standby privileges, which allow them to fly on earlier flights between the same city pairs if space is available. Members who fly 100 qualifying one-way flights or earn 110,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated companion free of airline charges (does not include taxes and fees from $5.60 one-way). The Companion Pass is valid for the remainder of the calendar year in which status was earned and for the following full calendar year to any destination available on Southwest for a designated companion of the qualifying Member. The Member and designated companion must travel together on the same flight.
Southwest's Rapid Rewards loyalty program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest's co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company's Rapid Rewards hotel, rental car, credit card, and retail partnerships.
For the Company's 2018 consolidated results, Customers of Southwest redeemed approximately 10.4 million flight awards, accounting for approximately 13.8 percent of revenue passenger miles flown. For the Company's 2017 consolidated results, Customers of Southwest redeemed approximately 9.6 million flight awards, accounting for approximately 13.8 percent of revenue passenger miles flown. For the Company's 2016 consolidated results, Customers of Southwest redeemed approximately 8.3 million flight awards, accounting for approximately 12.7 percent of revenue passenger miles flown. The Company's accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.
Digital Customer Platforms including Southwest.com
The Company offers a broad suite of digital platforms to support Customers' needs across their travel journey including Southwest.com®, mobile.southwest.com, an iOS app, and an Android app. The digital platforms comprise the primary storefront for the Company and are designed to allow Customers to quickly learn, shop, book, and manage their Southwest air travel. The platforms also showcase and support booking for the Company’s ancillary products including EarlyBird, Business Select upgrades, vacation packages, rental car reservations, hotel reservations, ridesharing, and travel activities, as well as provide self-service tools for frequently asked questions and contacting Southwest for support. The Company also offers Swabiz.com, a website tailored for business Customers, which offers businesses shared company credit cards, company activity reporting, and centralized traveler management. These digital tools are designed to help make the Customer's experience personal, intuitive, and efficient while supporting the Company's unique and low-cost focused distribution strategy.
The platforms are powered by advanced marketing tools with algorithmic learning features for detailed insight generation, testing, monitoring, and targeting capabilities. In addition, Southwest.com and Swabiz.com are available in a translated Spanish version, which provides Customers who prefer to transact in Spanish the same level of Customer Service provided by the English versions of the websites. Both websites meet Web Content Accessibility Guidelines in order to provide an optimal experience for Customers with accessibility needs.
The Company continues to invest in and improve these digital assets, with sustained investment in 2018. Southwest.com’s Air Booking, Air Manage, Low Fare Calendar, and Early Bird Booking experiences were updated with a modern and tablet-friendly experience along with a brand new architecture to increase speed to market and shopping workflow effectiveness. A new site search tool was added to help Customers find the right content, as well as better highlight Customer-generated content from the Southwest Community and social media. Rapid Rewards Enrollment forms were updated with a modern look and feel to ease the enrollment process. Swabiz.com received major enhancements to offer corporate travel managers helpful tools including Unused Funds Reports, Hotel Booking, additional reporting, mobile changes, and shared confirmation receipt emails.
In 2018, the Company also continued to invest in broadening mobile capabilities for Customers. The mobile shopping and booking experiences were updated to allow Customers to book, change, and check in for international trips, as well as sign up for the Rapid Rewards credit card while making a booking. The Company also enhanced the day of travel experience with an improved multi-passenger boarding experience, more intuitive trip cards, Google Pay-enabled mobile boarding passes for Android users, and a mobile standby list. The Company added additional Customer experience enhancements with in-app ratings and review technology, personalization technology, and an iPad optimized version of the iOS application.
In 2018, the Company also invested in major updates to its messaging platforms with a complete overhaul of its e-mail experiences. All confirmation emails were updated with a new modern look and feel, including personalized information and clearer itinerary information, as well as enhanced travel tips and promotional areas. This overhaul also extended into EarlyBird, Gift Card, LUV Voucher, and SWABIZ Account notifications. Promotional messaging emails were also updated with new personalization technology designed to increase click-through rates.
For the year ended December 31, 2018, approximately 80 percent of the Company’s Passenger revenues originated from its website (including revenues from SWABIZ®).
Marketing
During 2018, the Company continued to aggressively market and benefit from Southwest's points of differentiation from its competitors. For example, the Company's TransfarencySM campaign emphasizes Southwest's approach to treating Customers fairly, honestly, and respectfully, with its low fares and no unexpected bag fees, change fees, or hidden fees.
Southwest continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (subject to weight and size limits). Through both its national and local marketing campaigns, Southwest has continued to aggressively promote this point of differentiation from its competitors with its "Bags Fly Free®" message. The Company believes its decision not to charge for first and second checked bags, as reinforced by the Company's related marketing, has driven an increase in the Company's market share and a resulting net increase in revenues.
Southwest also does not charge a fee on any of its fares for a Customer change in flight reservations. The Company has continued to incorporate this key point of differentiation in its marketing campaigns. The campaigns highlight the importance to Southwest of Customer Service by showing that Southwest understands plans can change and therefore does not charge a change fee. While a Customer may pay a difference in airfare, the Customer will not be charged a change fee on top of any difference in airfare.
Also unlike many of its competitors, Southwest does not impose additional fees for items such as seat selection, snacks, curb-side check-in, and telephone reservations. In addition, Southwest allows each ticketed Customer to check one stroller and one car seat free of charge, in addition to the two free checked bags.
The Company also continues to promote all of the many other reasons to fly Southwest such as its low fares, network size, Customer Service, free movies-on-demand and live and on-demand television, free messaging via iMessage or WhatsApp, the iHeartRadio service, and its Rapid Rewards loyalty program.
The Company's visual expression of its brand is its Heart. The Company believes its Heart sets it apart from the industry standard. The Company's Heart symbol is purposely placed on the Company's aircraft livery, airport experience, and logo, and symbolizes the Company's care, trust, and belief in providing exceptional Hospitality and its Employees' dedication to connecting Customers with what is important in their lives. The Company's 737-800 and 737 MAX 8 aircraft include a Heart cabin interior, which gives Southwest Customers a look and feel of the future, with bold blue seats and additional seat width and legroom, an adjustable headrest, enhanced back comfort, and extra room for personal belongings. In addition, front-line Employees wear Employee-designed uniforms that highlight the Company's red, yellow, and blue Heart brand.

Technology Initiatives

The Company has committed significant resources to technology improvements in support of its ongoing operations and initiatives that continue to shape and guide the strategic future of the Company. The Company has completed a multi-year initiative to completely transition its reservation system to the Amadeus Altéa Passenger Service System. The new reservation system, which represented the single largest technology project in the Company's history, was designed to improve flight scheduling and inventory management, enable operational enhancements to manage flight disruptions, such as those caused by extreme weather conditions, enable revenue enhancements, support additional international growth, and enable other foundational and operational capabilities.
The Company continues to focus on the prioritization and execution of its technology investments and is in the process of continually executing an evolving multi-year plan for technology, with the goal of developing a stronger, adaptable, and more efficient technology foundation to support the Company’s strategic priorities.
The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) aircraft maintenance record keeping, (ii) flight planning and scheduling, (iii) crew scheduling, and (iv) technology infrastructure.

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

Economic and Operational Regulation

Consumer Protection Regulation by the U.S. Department of Transportation
The DOT regulates economic operating authority for air carriers and consumer protection for airline passengers. The FAA, an agency within the DOT, regulates aviation safety. The DOT and the FAA may impose civil penalties on air carriers for violating their regulations.
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
The DOT's consumer protection and enforcement activities relate to areas such as unfair and deceptive practices and unfair competition by air carriers, deceptive airline advertising (concerning, e.g., fares, ontime performance, schedules, and code-sharing), and violations of rules concerning denied boarding compensation, ticket refunds, and baggage liability requirements. The DOT is also charged with prohibiting discrimination by airlines against consumers on the basis of (i) disability; and (ii) race, religion, national origin, sex, or ancestry.
Under the above-described authority, from 2008 through 2016, the DOT adopted so-called "Passenger Protection Rules," which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, and advertising of airfares, among others. Under the Passenger Protection Rules, U.S. passenger airlines are required to adopt contingency plans that include the following: (i) assurances that no domestic flight will remain on the airport tarmac for more than three hours before beginning to return to the gate and that no international flight will remain on the tarmac at a U.S. airport for more than four hours before beginning to return to the gate, unless the pilot-in-command determines there is a safety-related or security-related impediment to deplaning passengers, or air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations; (ii) an assurance that air carriers will provide adequate food and potable drinking water no later than two hours after the aircraft leaves the gate (in the case of departure) or touches down (in the case of arrival) if the aircraft remains on the tarmac, unless the pilot-in-command determines that safety or security considerations preclude such service; and (iii) an assurance of operable lavatories, as well as adequate medical attention, if needed. Air carriers are required to publish their contingency plans on their websites.
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
The Passenger Protection Rules also require airlines to (i) pay up to four times the passenger's one-way fare to their final destination that day in compensation to each passenger denied boarding involuntarily from an oversold flight; (ii) refund any checked bag fee for permanently lost luggage; (iii) prominently disclose all potential fees for optional ancillary services on their websites; and (iv) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services. The FAA Reauthorization Act of 2018, described below, directs the DOT to revise regulations to clarify there is no maximum level of compensation for involuntary denied boarding as a result of an oversold flight.
The Passenger Protection Rules also require that (i) advertised fares include all government-mandated taxes and fees; (ii) passengers be allowed to either hold a reservation for up to 24 hours without making a payment or cancel a paid reservation without penalty for 24 hours after the reservation is made, as long as the reservation is made at least seven days in advance of travel; (iii) fares may not increase after purchase; (iv) baggage fees must be disclosed to the passenger at the time of booking; (v) the same baggage allowances and fees must apply throughout a passenger’s trip; (vi) baggage fees must be disclosed on e-ticket confirmations; and (vii) passengers must be promptly notified in the event of delays of more than 30 minutes or if there is a cancellation or diversion of their flight.
The DOT has expressed its intent to aggressively investigate alleged violations of its consumer protection rules. Airlines that violate any DOT regulation are subject to potential fines of up to $33,333 per occurrence.
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
The DOT is also contemplating a proposed rule to consider, among other things, (i) whether carriers should be required to supply in-flight medical oxygen for a fee to passengers who require it to access air transportation; and (ii) whether to broaden the scope of passengers with disabilities who must be afforded seats with extra leg room, and whether carriers should be required to provide seating accommodations with extra leg room in all classes of service.
The FAA Reauthorization Act of 2018 was passed by Congress on October 3, 2018, and signed into law on October 5, 2018 (the "Reauthorization Act"). The Reauthorization Act includes various provisions requiring additional potential DOT rulemaking. For example:

•
the DOT has been directed to begin a rulemaking to re-define permissible "service animals" on commercial aircraft, including considering whether to adopt the same definition of "service animal" contained in the Department of Justice rules implementing the Americans with Disabilities Act, in order to reduce the likelihood of passengers falsely claiming that their pets are service animals;

•	the DOT has been given the authority to impose triple the maximum fines for damages to passengers' wheelchairs or other mobility aids, as well as for injury to passengers with disabilities;

•	the DOT has been directed to implement a rulemaking to require air carriers to promptly provide a refund for any ancillary fee paid for services a passenger does not receive; and

•
the Reauthorization Act makes it an unfair and deceptive practice to involuntarily deplane a revenue passenger onboard an aircraft if that passenger is traveling on a confirmed reservation and is checked-in for the relevant flight prior to the applicable check-in deadline.

Aviation Taxes and Fees
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. The Reauthorization Act extends most commercial aviation taxes for five years through September 30, 2023.
In addition to FAA-related taxes, there are additional federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip. In addition, inbound international passengers are subject to immigration and customs fees that are indexed to inflation. These fees are used to support the operations of U.S. Customs and Border Protection ("CBP"). Finally, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service imposes an agriculture inspection fee on arriving international passengers.
In 2019, the Company expects to continue to benefit from the comprehensive U.S. tax reform legislation enacted by Congress in late 2017, which includes, among other items, a reduced federal corporate tax rate. At the same time, the legislation eliminates certain tax deductions and preferences. These changes not only impact the Company directly, but could be impacting the U.S. economy as a whole, including consumer demand.
In 2019, Congress is expected to consider legislation to boost federal spending on public infrastructure, including at airports. This legislation could result in an increase in the maximum Passenger Facility Charge, which is assessed by airports and collected by airlines, currently capped at $4.50 per passenger enplanement (with a maximum of two Passenger Facility Charges on a one-way trip or four Passenger Facility Charges on a roundtrip, for a maximum of $18.00 total). Conversely, this legislation could also result in an infusion of federal investment in public infrastructure that may benefit all modes of transportation.
Finally, the annual congressional budget process is another legislative vehicle by which new aviation taxes or regulations may be imposed. The annual appropriations bill funds the federal government - including the DOT, the FAA, the Transportation Security Administration (the "TSA"), and CBP. Passage of the fiscal year 2020 appropriations bill will be considered throughout 2019 and could result in an increase in one or more of the taxes and fees discussed above, as well as new mandates on the DOT to begin or complete rulemakings related to airline consumer protection.
Operational, Safety, and Health Regulation
The FAA has the authority to regulate safety aspects of civil aviation operations. Specifically, the Company and certain of its third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, and other matters affecting air safety. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of civil penalties for violation of the FAA regulations.
The FAA requires airlines to obtain and maintain an Air Carrier Operating Certificate, as well as other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to suspension or revocation for cause.
The FAA has rules in effect with respect to flight, duty, and rest regulations. Among other things, the rules (i) require a ten hour minimum rest period prior to a pilot’s flight duty period; (ii) mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and (iii) impose pilot "flight time" and "duty time" limitations based upon report times, the number of scheduled flight segments, and other operational factors. The Reauthorization Act contains a provision requiring the implementation of an FAA rule mandating a rest period of at least 10 consecutive hours prior to a flight attendant's flight duty period. The rules affect the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.
The Reauthorization Act also contains provisions directing the FAA to issue new regulations to establish minimum dimensions for seat size that are necessary for the safety of passengers. Further, the Reauthorization Act expands human trafficking training requirements beyond flight attendants to include several public-facing Employee work groups.
In addition to its role as safety regulator, the FAA operates the nation’s air traffic control system and has continued its lengthy and ongoing effort to implement a multi-faceted, air traffic control modernization program called "NextGen." The Air Traffic Organization ("ATO") is the operational arm of the FAA. The ATO is responsible for providing safe and efficient air navigation services to all of the United States and large portions of the Atlantic and Pacific Oceans and the Gulf of Mexico. The Company is subject to any operational changes imposed by the FAA/ATO as they relate to the NextGen program, as well as the day-to-day management of the air traffic control system. The Reauthorization Act directs the FAA to (i) undertake a comprehensive review and prepare a full report on NextGen implementation and (ii) annually report on NextGen progress and return on investment.
The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.
Security Regulation
Pursuant to the Aviation and Transportation Security Act ("ATSA"), the TSA, a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport perimeter access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks.
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
Pursuant to the Reauthorization Act, the FAA is required to issue an order requiring installation of a physical secondary cockpit barrier on each newly-manufactured aircraft for delivery to a passenger air carrier. This could impose a substantial cost on the Company.
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
In September 2017, the Department of Homeland Security granted the Company designation coverage under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the "SAFETY Act") through September 29, 2022. The designation is based on the security program utilized by the Company to protect its Employees, Customers, and assets from terrorists and other criminal activities. Designation coverage affords the Company certain limitations of liability for claims arising out of an "act of terrorism," as defined under the SAFETY Act.
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
The EPA's endangerment finding preceded adoption by the ICAO Assembly of a new "global market-based measure" framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system on aircraft operators designed to cap the growth of emissions related to international aviation emissions. Assuming the U.S. Government remains committed to the ICAO framework agreement and adopts terms for implementing it into U.S. law, this system is scheduled to be phased in beginning in 2021. Regardless of the method of regulation, policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
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
At the federal level, the FAA has committed to inform and involve the public, engage with communities, and give meaningful consideration to community concerns and views when developing new flight procedures, and there is a possibility that Congress may enact legislation in 2019 to address local noise concerns at one or more commercial airports in the United States. In addition, the Reauthorization Act requires the FAA to consider community noise concerns when proposing a new navigation departure procedure or amending an existing navigation procedure that would direct aircraft over noise sensitive areas. This requirement could delay or otherwise impede the implementation or use of more efficient flight paths. In 2017, the FAA published a final rule adopting the ICAO noise standard for new type design large aircraft submitted for certification after December 31, 2017; however, this standard does not affect the Company's in-service fleet, nor does it require that manufacturers who produce existing aircraft types, such as the Boeing 737, meet the standard with respect to these types of aircraft.
The Company remains steadfast in its desire to pursue, implement, and enhance initiatives that will reduce fuel consumption and improve fuel efficiency. During 2018, the Company continued its efforts at more efficient flight planning and flight operation, while also benefitting from the continued addition of Boeing 737 MAX 8 aircraft to the Company's fleet. In addition, over the years, the Company has undertaken a number of other fuel conservation and carbon emission reduction initiatives such as the following:

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all aircraft in the Company's fleet;

•	upgrading of the Company's 737-800 fleet with designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of engine start procedures to support the Company's single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	implementation of fuel planning initiatives to safely reduce loading of excess fuel;

•	aircraft cabin interior retrofitting to reduce weight;

•	reduction of aircraft engine idle speed while on the ground, which also increases engine life;

•	galley refreshes with dry goods weight reduction;

•	Company-optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);

•	improvements in flight planning algorithms to better match the Company's aircraft flight management system and thereby enabling the Company to fly at the most efficient altitudes;

•	substitution of Pilot and Flight Attendant flight bags with lighter Electronic Flight Bag tablets; and

•	implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft, allowing crews to time the descent to minimize thrust inputs).
The Company has also participated in Required Navigation Performance ("RNP") operations as part of the FAA's Performance Based Navigation program, which is intended to modernize the U.S. air traffic control system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities, rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce safer and more efficient flight patterns; and (iii) conserve fuel and reduce carbon emissions. Since its first use of RNP in 2011, Southwest has conducted approximately 143,000 RNP approaches, including over 85,000 in 2018. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction and utilization of RNP approaches continues to be slower than expected, with fuel efficient RNP approaches currently available at only 50 of Southwest's airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is often not granted. Southwest continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.
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
Data Privacy and Security Regulation
The airline industry has experienced heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere. As a result, the Company must comply with a growing and fast-evolving set of legal requirements in this area. For example, the California Consumer Privacy Act of 2018 requires significant compliance efforts from businesses across the United States to the extent they do business in California and collect personal information from California residents. The new law gives consumers much broader access and control over their personal information. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance burdens, costs, and enforcement risks.
The Company expects the federal government to closely examine cyber-security and data privacy in 2019. This could include the DOT looking at new requirements, guidance, or best practices for the industry, as well as the introduction of new legislation in Congress.
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
Certain international route authorities are governed by bilateral air transportation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company's existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company's international operations. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. There are also capacity limitations at certain airports in Mexico and the Caribbean, which could impact future service levels. In general, bilateral agreements between the United States and foreign countries the Company currently serves, or may serve in the future, may be subject to renegotiation or reinterpretation from time to time. While the U.S. government has negotiated "open skies" agreements with many countries, which allow for unrestricted access between the United States and respective foreign destinations, agreements with other countries may restrict the Company's entry into those destinations and/or its related growth opportunities.
The CBP is the federal agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. As the

Company expands its international flight offerings, CBP and its requirements and resources will also become increasingly important considerations to the Company. For instance, with the exception of flights from a small number of foreign "preclearance" locations, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient quantities at those airports to effectively process and inspect arriving international passengers and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company's operations, costs, and Customer experience. The Company has made, and expects to continue to make, significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
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
Although the Company has been able to purchase aviation, property, liability, and professional insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss from future events, including acts of terrorism. Further, available cyber-security insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss. With respect to any insurance claims, policy coverages and claims are subject to acceptance by the many insurers involved and may require arbitration and/or mediation to effectively settle the claims over prolonged periods of time.
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
Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, loyalty programs, and schedules; and (iii) customer service, operational reliability, and amenities. Southwest also competes for customers with other forms of transportation, as well as alternatives to travel. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, and United Airlines. The DOT defines major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 13 passenger airlines offering scheduled service, including Southwest, that meet this standard.
Pricing and Cost Structure
Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2018, the Company experienced competitive challenges associated with industry changes from both a fare level and product offering perspective. As discussed above under "Business - Industry," other carrier offerings ranged from a "Basic Economy" fare product, designed to compete with ULCC fares, to a "Premium Economy" product, targeted to appeal to customers willing to pay a premium for additional amenities. Also in response to ULCC pricing, some carriers have removed their fare floors for certain routes, leading to a lower fare offering across the industry. These changes have put increased pressure on the industry's fare environment and have created a challenging revenue environment.
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
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. However, ULCCs, which have increased capacity in the Company's markets, have surpassed the Company's cost advantage with larger aircraft, increased seat density, and lower wages. The Company believes it continues to have a competitive advantage through its differentiation of Southwest from many of its competitors by not charging additional fees for items such as first and second checked bags for each ticketed Customer, flight changes, seat selection, snacks, curb-side check-in, and telephone reservations; nevertheless, it has become increasingly difficult for the Company to improve upon its industry cost position absent using techniques favored by competitors.
Routes, Loyalty Programs, and Schedules
The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. Alliance and code-sharing arrangements not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries.
The Company's anticipated new routes to Hawaii in 2019 are expected to be subject to significant competition. West Coast to Hawaii capacity increased in 2018, and is expected to continue to increase in 2019 with Southwest flights from California to Hawaii. Certain other major airlines have more experience with Hawaiian operations and have more extensive Hawaiian route structures and schedules than Southwest. Further, the longer stage length of the Company's Hawaiian routes, as compared with the Company's average stage length of its other routes, could put pressure on the Company's revenues per available seat mile.
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
Other Forms of Competition
The airline industry is subject to varying degrees of competition from other forms of transportation, including surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending and fewer choose to fly, or when gasoline prices are lower, making surface transportation a less expensive option. Because of the relatively high percentage of short-haul travel provided by Southwest, it is particularly exposed to competition from surface transportation in these instances. The airline industry is also subject to technology advancements that may limit the demand for air travel, including competition from alternatives to air travel such as videoconferencing and the Internet, which can increase in the event of travel inconveniences and economic downturns. The Company is subject to the risk that air travel inconveniences and economic downturns may, in some cases, result in permanent changes to consumer behavior in favor of surface transportation and electronic communications.
Seasonality
The Company's business is seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and, therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company's results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, extreme or severe weather and natural disasters, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company's quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Employees
At December 31, 2018, the Company had approximately 58,800 active fulltime equivalent Employees, consisting of approximately 24,900 flight, 3,000 maintenance, 20,800 ground, Customer, and fleet service, and 10,100 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the "status quo" for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in "self-help." "Self-help" includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2018:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	9,100	Southwest Airlines Pilots' Association ("SWAPA")	Amendable September 2020
Southwest Flight Attendants	15,200	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	13,400	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	Amendable February 2021
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,400	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	In negotiations
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 ("IBT 19")	In negotiations. The Company reached a tentative agreement with IBT 19 in January 2019. If ratified by the Company's Material Specialists, the contract will become amendable in 2024.
Southwest Mechanics	2,400	Aircraft Mechanics Fraternal Association ("AMFA")	In negotiations
Southwest Aircraft Appearance Technicians	200	AMFA	Amendable November 2020
Southwest Facilities Maintenance Technicians	40	AMFA	Amendable November 2022
Southwest Dispatchers	300	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	Amendable June 2019
Southwest Flight Simulator Technicians	50	International Brotherhood of Teamsters ("IBT")	Amendable May 2019. The Company reached a tentative agreement with IBT in February 2019. If ratified by the Company's Flight Simulator Technicians, the contract will become amendable in 2024.
Southwest Flight Crew Training Instructors	130	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	Amendable January 2020
Southwest Meteorologists	10	TWU 550	Amendable June 2019
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
The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. Businesses are able to forego air travel by using communication alternatives such as videoconferencing and the Internet or may be more likely to purchase less expensive tickets to reduce costs, which can result in a decrease in average revenue per seat. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Although the U.S. economy has experienced modest growth over the course of the past several years, any continuing or future U.S. or global economic uncertainty could negatively affect the Company's results of operations and could cause the Company to adjust its business strategies. Further, because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic could adversely affect the Company's results of operations.
The Company's business can be significantly impacted by high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.
Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 25 percent of the Company's operating expenses for 2018. As discussed above under "Business - Cost Structure," the cost of fuel can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limited domestic refining or pipeline capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.

The Company's ability to effectively address fuel price increases could be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and in some cases could in fact result in hedging losses, and the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company's earnings. The Company is also subject to the risk that cash collateral may be required to be posted to fuel hedge counterparties, which could have a significant impact on the Company's financial position and liquidity.
In addition, the Company is subject to the risk that its fuel derivatives will no longer qualify for hedge accounting under applicable accounting standards, which can create additional earnings volatility. Adjustments in the Company's overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, are likely to continue to affect the Company's results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices. Also, see Note 2 to the Consolidated Financial Statements for information on changes in applicable standards for hedge accounting.
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
The Company's low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, grow market share, and protect profits. The Company's low-cost position has become even more significant with the increased presence of ULCCs and changes to the fare offerings of other carriers, as discussed above; however, it has become increasingly difficult for the Company to improve upon its industry cost position. For example, labor and fuel costs, as well as other costs such as regulatory compliance costs, can negatively affect the Company's ability to control its costs. Furthermore, the Company has limited control over many of these costs.
Jet fuel and oil constituted approximately 25 percent of the Company's operating expenses during 2018, and the Company's ability to control the cost of fuel is subject to the external factors discussed in the second Risk Factor above.
Salaries, wages, and benefits constituted approximately 41 percent of the Company's operating expenses during 2018. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce, which makes up approximately 83 percent of its Employees, has had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Additionally, as indicated above under "Business - Employees," the majority of Southwest's unionized Employee work groups, including its Flight Attendants; Customer Service Agents, Customer Representatives, and Source of Support Representatives; Material Specialists; Mechanics; Dispatchers; Flight Simulator Technicians; and Meteorologists, are in unions currently in negotiations for labor agreements or have labor agreements that become amendable in 2019, which could result in additional pressure on the Company's low-cost structure.
As discussed above under "Business - Regulation," the airline industry is heavily regulated, and the Company's regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company's control. Additionally, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, certain fixed airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company. The Company is also reliant upon third party vendors and service providers, in particular with respect to its fleet and technology initiatives and performance, and the Company's low-cost advantage is also dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties.
As discussed above under "Business - Insurance," the Company carries insurance of types customary in the airline industry. Although the Company has been able to purchase aviation, property, liability, and professional insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect against the Company's risk of loss from future events, including acts of terrorism. Further, available cyber-security insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss. With respect to any insurance claims, policy coverages and claims are subject to acceptance by the many insurers involved and may require arbitration and/or mediation to effectively settle the claims over prolonged periods of time. In addition, an accident or other incident involving Southwest aircraft could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident, even if fully insured, could also have a material adverse effect on the public's perception of the Company, which could harm its reputation and business.
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
The Company has experienced system interruptions and delays that make its websites and operational systems unavailable or slow to respond, which can prevent the Company from efficiently processing Customer transactions or providing services, and these could occur again in the future. These system interruptions and delays can reduce the Company's operating revenues and the attractiveness of its services, as well as increase the Company's costs. The Company's computer and communications systems and functions could be damaged or interrupted by catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, security breaches, and similar events or disruptions. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company's business and services less attractive and subject the Company to liability. Any of these events could damage the Company's reputation and be expensive to remedy.
The Company's business is labor intensive; therefore, the Company would be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees' Representatives.
The airline business is labor intensive. Salaries, wages, and benefits represented approximately 41 percent of the Company's operating expenses for the year ended December 31, 2018. In addition, as of December 31, 2018, approximately 83 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related issues that have impacted, and continue to impact, the Company's results of operations, some of which are negotiated items, include hiring/retention rates, pay rates, outsourcing, work rules, health care costs, and retirement benefits.
The Company is currently dependent on single aircraft and engine suppliers, as well as single suppliers of certain other parts; therefore, the Company would be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft or other equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers, (ii) in the event of a mechanical or regulatory issue associated with the Company's aircraft or equipment, or (iii) in the event the pricing and operational attributes of the Company's aircraft or equipment become less competitive.
The Company is dependent on Boeing as its sole supplier for aircraft and many of its aircraft parts and is dependent on other suppliers for certain other aircraft parts or other services. Although the Company is able to purchase some aircraft from parties other than Boeing, most of its purchases are directly from Boeing. Therefore, if the Company were unable to acquire additional aircraft from Boeing, or if Boeing were unable or unwilling to make timely or adequate deliveries of aircraft or to provide adequate support for its products, the Company's operations would be materially adversely affected. In addition, the Company would be materially adversely affected in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company's fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company believes, however, that its years of experience with the Boeing 737 aircraft type, as well as the efficiencies Southwest has historically achieved by operating with a single aircraft type, continue to outweigh the risks associated with its single aircraft supplier strategy. The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services and would, therefore, also be materially adversely affected in the event of the unavailability of, inadequate support for, or a mechanical or regulatory issue associated with, engines and other parts. The Company could also be materially adversely affected if the pricing or operational attributes of its equipment were to become less competitive.
Developing and expanding data security and privacy requirements could increase the Company's operating costs, and any failure of the Company to maintain the security of certain Customer, Employee, and business-related information could result in damage to the Company's reputation and could be costly to remediate.
The Company must receive information related to its Customers in order to run its business, and the Company's operations depend upon secure retention and the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the continually evolving risk of intrusion, tampering, and theft. Although the Company maintains systems to prevent or defend against these risks, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, personal or confidential information could be misappropriated, or system disruptions could occur. In the ordinary course of its business, the Company also provides certain confidential, proprietary, and personal information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the security of data held by third parties could be breached. A compromise of the Company's security systems could adversely affect the Company's reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

In addition, in response to these types of threats, there has been heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere. As a result, the Company must address a growing and fast-evolving set of legal requirements in this area. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance burdens, costs, and enforcement risks.
The Company has a dedicated cyber–security team and program that focuses on current and emerging data security and data privacy matters. The Company continues to assess and invest in the growing needs of the cyber–security team through the allocation of skilled personnel, ongoing training, and support of the adoption and implementation of technologies coupled with cyber–security risk management frameworks.
The Company carries a cyber-security insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures. However, available cyber-security insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss.
The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.
The Company is reliant on the success of its revenue strategies and other strategic plans and initiatives to help offset certain increasing costs. The timely and effective execution of the Company's strategic plans could be negatively affected by (i) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; and (iii) the Company's dependence on third parties with respect to the execution of its strategic plans.
The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, even if not made directly on the airline industry, could significantly harm the airline industry and the Company's operations.
Terrorist attacks or other crimes and hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and also have resulted in increased safety and security costs for the Company and the airline industry generally. Safety measures create delays and inconveniences and can, in particular, reduce the Company's competitiveness against surface transportation for short-haul routes. Additional terrorist attacks or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings, government travel warnings to certain destinations, travel restrictions, or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.
Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business.
Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. Similarly, the federal government singularly controls all U.S. airspace, and airlines are dependent on the FAA operating that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based and supported in large part by antiquated equipment and technologies. The FAA's protracted transition to a satellite-based air traffic control system, as well as the implementation of policies and standards that account for the precision of global positioning system-supported aircraft technologies, could continue to adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, increased delays and cancellations, and increased fuel consumption and aircraft emissions. As discussed above under "Business - Regulation," airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company's strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

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
In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

•	adverse weather and natural disasters such as the weather-related disruptions in third quarter 2018, which resulted in approximately 2,200 canceled flights;

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, without limitation, changes in travel patterns due to government shutdowns or sequestration);

•	actual or potential disruptions in the air traffic control system (including, for example, as a result of inadequate FAA staffing levels due to government shutdowns or sequestration);

•	actual or perceived delays at various airports resulting from government shutdowns (including, for example, longer wait-times at TSA checkpoints due to inadequate TSA staffing levels);

•	changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;

•	delays in deliveries of new aircraft (including, without limitation, due to the closure of the FAA's aircraft registry during government shutdowns);

•	outbreaks of disease; and

•	actual or threatened war, terrorist attacks, government travel warnings to certain destinations, travel restrictions, and political instability.
The airline industry is intensely competitive.
As discussed in more detail above under "Business - Competition," the airline industry is intensely competitive. The Company's primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing and the Internet. The Company's revenues are sensitive to the actions of other carriers with respect to pricing, routes, loyalty programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, cost structure, aircraft fleet, and code-sharing and similar activities.
The Company's future results will suffer if it does not effectively manage its expanded international operations and/or Extended Operations ("ETOPS").
The Company's international flight offerings are subject to U.S. Customs and Border Protection ("CBP") mandated procedures, which can affect the Company's operations, costs, and Customer experience. The Company has made, and is continuing to make, significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
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
The Company's operations in non-U.S. jurisdictions may subject the Company to the laws of those jurisdictions rather than, or in addition to, U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company's ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. laws. Furthermore, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company's ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company's ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. laws governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company's Employees, contractors, or agents or other intermediaries could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company's policies, could have an adverse effect on the Company's reputation and/or its results of operations.
In January 2018, the Company submitted a formal application to the FAA for authorization to conduct ETOPS using Boeing 737-800 aircraft, in connection with the Company’s plans to begin service to Hawaii. Due to the government shutdown in late 2018 and early 2019, the Company's ETOPS application process was delayed subject to the government reopening and the FAA's related ability to resume normal certification activities. If the Company receives FAA authorization and commences ETOPS, the Company will be subject to additional, ongoing, ETOPS-specific regulatory and procedural requirements, which could add operational and compliance risks to the Company’s business, including costs associated therewith. Further, as discussed above under "Business - Competition," the longer stage length of the Company's expected Hawaiian routes, as compared with the Company's average stage length of its other routes, could put pressure on the Company's revenues per available seat mile.
The Company is currently subject to pending litigation, and if judgment were to be rendered against the Company in the litigation, such judgment could adversely affect the Company's operating results.
As discussed below under "Legal Proceedings," the Company is subject to pending litigation.
Regardless of merit, these litigation matters and any potential future claims against the Company may be both time consuming and disruptive to the Company's operations and cause significant expense and diversion of management attention. Should the Company fail to prevail in these or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results.
The Company’s reputation and brand could be harmed if it were to experience significant negative publicity, including through social media.

The Company operates in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. To the extent that the Company is unable to respond timely and appropriately to negative publicity, the Company’s reputation and brand can be harmed. Damage to the Company’s overall reputation and brand could have a negative impact on its financial results.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 750 Boeing 737 aircraft as of December 31, 2018, of which 51 and 72 were under operating and capital leases, respectively. The following table details information on the 750 aircraft as of December 31, 2018:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased
737-700	143	15	512	396	116
737-800	175	3	207	200	7
737 MAX 8	175	1	31	31	—
Totals		11	750	627	123

(a)
As discussed further in Note 6 to the Consolidated Financial Statements, 169 of the Company's aircraft were pledged as collateral as of December 31, 2018, for secured borrowings and/or in the case that the Company has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds.

As of December 31, 2018, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional MAX 8s		Total
2019	7	21		—	16		44
2020	—	35		—	3		38
2021	—	44		—	—		44
2022	—	27		14	—		41
2023	12	22		23	—		57
2024	11	30		23	—		64
2025	—	40		36	—		76
2026	—	—		19	—		19
	30	219	(a)	115	19	(b)	383
(a) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders beginning in 2019.
(b) To be acquired in leases from various third parties.

Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. In 2018, the Company announced its intent to build a new aircraft maintenance facility, scheduled to be completed in 2021, subject to FAA approvals, at Baltimore-Washington International Airport.
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

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company including (a) the energy-efficient, modern building, called TOPS, which houses certain operational and training functions, including its 24-hour operations and (b) the Wings Complex, completed in 2018, consisting of a Leadership Education and Aircrew Development (LEAD) Center (housing the Company's 15 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage.
As of December 31, 2018, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance firms for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company's annual aircraft maintenance costs.
Item 3.        Legal Proceedings
A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran Holdings, Inc. and its subsidiary AirTran Airways, Inc. (collectively with AirTran Holdings, Inc., "AirTran") in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleged, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. After the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint was filed in the consolidated action on February 1, 2010, which broadened the allegations to add claims that Delta and AirTran conspired to reduce capacity on competitive routes and to raise prices in violation of Section 1 of the Sherman Act. In addition to treble damages for the amount of first baggage fees paid to AirTran and to Delta, the Consolidated Amended Complaint sought injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys' fees. On August 2, 2010, the Court dismissed plaintiffs' claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines' capacity and pricing decisions. On July 12, 2016, the Court granted plaintiffs' motion to certify a class of all persons who paid first bag fees to AirTran or Delta from December 8, 2008 to November 1, 2014 (the date on which AirTran stopped charging first bag fees). Defendants appealed that decision. On March 29, 2017, the Court granted defendants’ motion for summary judgment and dismissed all claims against AirTran. On March 9, 2018, the Court of Appeals affirmed the district court’s order granting summary judgment to AirTran and Delta, and on June 8, 2018, the Court of Appeals denied plaintiffs' petition for rehearing and rehearing en banc. On November 5, 2018, the plaintiffs petitioned the Supreme Court for a writ of certiorari, which the Supreme Court denied on January 7, 2019. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint.
Also, on June 30, 2015, the U.S. Department of Justice ("DOJ") issued a Civil Investigative Demand ("CID") to the Company. The CID seeks information and documents about the Company’s capacity from January 2010 to the date of the CID, including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity. The Company is cooperating fully with the DOJ CID and the state inquiry.
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District

of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018. The plaintiffs provided notice to the settlement class pursuant to a notice program approved by the Court, and the deadline for class members to opt out or object was January 4, 2019. The fairness hearing for the settlement is scheduled for March 22, 2019. The Company denies all allegations of wrongdoing.
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

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information regarding the Company’s executive officers is as of February 1, 2019.

Name	Position	Age
Gary C. Kelly	Chairman of the Board & Chief Executive Officer	63
Thomas M. Nealon	President	57
Michael G. Van de Ven	Chief Operating Officer	57
Robert E. Jordan	Executive Vice President Corporate Services	58
Tammy Romo	Executive Vice President & Chief Financial Officer	56
Mark R. Shaw	Executive Vice President & Chief Legal & Regulatory Officer	56
Andrew M. Watterson	Executive Vice President & Chief Revenue Officer	52
Gregory D. Wells	Executive Vice President Daily Operations	60
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
Mark R. Shaw has served as the Company's Executive Vice President & Chief Legal & Regulatory Officer since November 2018. Mr. Shaw also served as Executive Vice President, Chief Legal & Regulatory Officer, & Corporate Secretary from August 2018 to November 2018, Senior Vice President, General Counsel, & Corporate Secretary from July 2015 to August 2018, Vice President, General Counsel, & Corporate Secretary from February 2013 to July 2015, and as Associate General Counsel - Corporate & Transactions from February 2008 to February 2013. Mr. Shaw joined the Company in 2000 as an Attorney in the General Counsel Department.
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
Gregory D. Wells has served as the Company's Executive Vice President Daily Operations since January 2017. Mr. Wells also served as Senior Vice President Operational Performance from October 2013 to January 2017, Senior Vice President Operations from September 2006 to October 2013, Senior Vice President Ground Operations from November 2005 to September 2006, Vice President Ground Operations from September 2004 to November 2005, Vice President Safety, Security, and Flight Dispatch from October 2001 to September 2004, Director Flight Dispatch from February 1999 to October 2001, Senior Director Ground Operations from August 1998 to February 1999, and Director Ground Operations from August 1996 to August 1998. Prior to August 1996, Mr. Wells had various other operational experience with the Company including as Station Manager in both San Jose and Phoenix. Mr. Wells has over 36 years of experience with the Company.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 1, 2019, there were approximately 12,267 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2018, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2013, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Southwest Airlines Co.	$100	$226	$232	$271	$359	$257
S&P 500	$100	$114	$115	$129	$157	$150
NYSE ARCA Airline	$100	$150	$127	$164	$174	$137

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2018 through October 31, 2018	1,848,814	$—	(2)(3)	1,848,814	$1,350,032,588
November 1, 2018 through November 30, 2018	—	$—		—	$1,350,032,588
December 1, 2018 through December 31, 2018	9,835,633	$—	(3)	9,835,633	$1,350,032,588
Total	11,684,447			11,684,447

(1)
On May 17, 2017, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock. On May 16, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional $2.0 billion of the Company’s common stock in a new share repurchase authorization, upon the completion of the May 2017 share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2018 (the "Third Quarter 2018 ASR Program"), the Company paid $500 million and received an initial delivery of 6,349,325 shares during August 2018, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2018 ASR Program based on a volume-weighted average price of $59.0614 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between August 1, 2018 and August 22, 2018. Final settlement of the Third Quarter 2018 ASR Program occurred in October 2018 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2018. Upon settlement, the third party financial institution delivered 1,848,814 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 8,198,139 shares repurchased under the Third Quarter 2018 ASR Program, upon completion of the Third Quarter 2018 ASR Program in October 2018, was $60.9895.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2018 (the "Fourth Quarter 2018 ASR Program"), the Company paid $500 million in October 2018 and received an initial delivery of 7,827,176 shares during December 2018, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2018 ASR Program based on a price of $47.91 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on October 29, 2018. The third party financial institution delivered an additional 1,472,253 shares to the Company in further partial settlements of the Fourth Quarter 2018 ASR Program in December 2018, which was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during calculation periods completed in December 2018. Final settlement of the Fourth Quarter 2018 ASR Program occurred in December 2018 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in December 2018. Upon settlement, the third party financial institution delivered 536,204 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 9,835,633 shares repurchased under the Fourth Quarter 2018 ASR Program, upon completion of the Fourth Quarter 2018 ASR Program in December 2018, was $50.8356.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2018, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09: Revenue from Contracts with Customers (the "New Revenue Standard"), ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the "New Retirement Standard"), and ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities (the "New Hedging Standard"). As a result, certain prior period results have been recast due to the transition methods applied. See Note 2 to the Consolidated Financial Statements for further information.

	Year ended December 31,
	2018	2017	2016	2015	2014
		As Recast	As Recast	As Recast (k)	As Recast (k)
Financial Data (in millions, except per share amounts):
Operating revenues	$21,965	$21,146	$20,289	$19,820	$18,605
Operating expenses	18,759	17,739	16,767	15,821	16,437
Operating income	3,206	3,407	3,522	3,999	2,168
Other expenses (income) net	42	142	72	520	352
Income before taxes	3,164	3,265	3,450	3,479	1,816
Provision for income taxes	699	(92)	1,267	1,298	680
Net income	$2,465	$3,357	$2,183	$2,181	$1,136
Net income per share, basic	$4.30	$5.58	$3.48	$3.30	$1.65
Net income per share, diluted	$4.29	$5.57	$3.45	$3.27	$1.64
Cash dividends per common share	$0.6050	$0.4750	$0.3750	$0.2850	$0.2200
Total assets at period-end	$26,243	$25,110	$23,286	$21,312	$19,723
Long-term obligations at period-end	$2,771	$3,320	$2,821	$2,541	$2,434
Stockholders’ equity at period-end	$9,853	$9,641	$7,784	$7,358	$6,775
Operating Data:
Revenue passengers carried	134,890,243	130,256,190	124,719,765	118,171,211	110,496,912
Enplaned passengers	163,605,833	157,677,218	151,740,357	144,574,882	135,767,188
Revenue passenger miles (RPMs) (000s) (a)	133,322,322	129,041,420	124,797,986	117,499,879	108,035,133
Available seat miles (ASMs) (000s) (b)	159,795,153	153,811,072	148,522,051	140,501,409	131,003,957
Load factor (c)	83.4%	83.9%	84.0%	83.6%	82.5%
Average length of passenger haul (miles)	988	991	1,001	994	978
Average aircraft stage length (miles)	757	754	760	750	721
Trips flown	1,375,030	1,347,893	1,311,149	1,267,358	1,255,502
Seats flown (d)	207,223,050	200,878,967	193,167,695	184,955,094	179,733,055
Seats per trip (e)	150.70	149.03	147.33	145.94	143.16
Average passenger fare	$151.64	$151.73	$152.89	$154.85	$159.80
Passenger revenue yield per RPM (cents) (f)	15.34	15.32	15.28	15.57	16.34
Operating revenue per ASM (cents) (g)(j)	13.75	13.75	13.66	13.98	14.20
Passenger revenue per ASM (cents) (h)	12.80	12.85	12.84	13.02	13.48
Operating expenses per ASM (cents) (i)	11.74	11.53	11.29	11.26	12.55
Operating expenses per ASM, excluding fuel (cents)	8.85	8.88	8.73	8.60	8.46
Operating expenses per ASM, excluding fuel and profitsharing (cents)	8.51	8.53	8.34	8.16	8.19
Fuel costs per gallon, including fuel tax	$2.20	$1.99	$1.90	$1.96	$2.97
Fuel costs per gallon, including fuel tax, economic	$2.20	$2.06	$2.00	$2.13	$2.95
Fuel consumed, in gallons (millions)	2,094	2,045	1,996	1,901	1,801
Active fulltime equivalent Employees	58,803	56,110	53,536	49,583	46,278
Aircraft at end of period	750	706	723	704	665

(a)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.

(b)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.

(c)	Revenue passenger miles divided by available seat miles.

(d)	Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.

(e)	Seats per trip is calculated using seats flown divided by trips flown.

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

(j)
Year ended 2015 RASM excludes a $172 million one-time special revenue adjustment in July 2015 as a result of the Company's amendment of its co-branded credit card agreement with Chase Bank USA, N.A. and the resulting required change in accounting methodology. Including the special revenue adjustment, RASM would have been 14.11 cents for the year ended 2015.

(k)
The Company has chosen to not recast 2015 and 2014 results for the New Revenue Standard, as permitted. Therefore, 2015 and 2014 only reflect recast results for the New Retirement Standard and the New Hedging Standard.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW

For the 46th consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2018 and 2017 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The fiscal years ended December 31, 2017 and 2016 reflect recast financial information related to the Company's January 1, 2018, adoption of the New Revenue Standard, the New Retirement Standard, and the New Hedging Standard, as detailed in Note 2 to the Consolidated Financial Statements.

	Year ended
	December 31,
(in millions, except per share amounts)	2018	2017	Percent Change
GAAP		As Recast
Operating income	$3,206	$3,407	(5.9)
Net income	$2,465	$3,357	(26.6)
Net income per share, diluted	$4.29	$5.57	(23.0)

Non-GAAP
Operating income	$3,167	$3,347	(5.4)
Net income	$2,435	$2,116	15.1
Net income per share, diluted	$4.24	$3.51	20.8

Net income for the year ended December 31, 2018, was $2.47 billion, a 26.6 percent decrease year-over-year, as compared to the 2017 record Net income of $3.36 billion. Diluted earnings per share for 2018 was $4.29, as compared to the 2017 record diluted earnings per share of $5.57. Non-GAAP Net income was a record of $2.44 billion, a 15.1 percent increase year-over-year. Non-GAAP diluted earnings per share for 2018 was a record of $4.24. The decrease in GAAP Net income was primarily driven by a prior year $1.3 billion adjustment to reduce the Company's Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017 ("Tax Reform"), which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. This non-cash item is excluded from the Company's non-GAAP results. Operating income for the year ended December 31, 2018, was $3.2 billion, a decrease of 5.9 percent year-over-year, and non-GAAP Operating income was also $3.2 billion. The decrease in Operating income was primarily driven by higher market jet fuel prices. These factors were partially offset by a 3.5 percent increase in Passenger revenues driven by a 3.9 percent increase in capacity, as strong demand enabled the Company to fill the majority of the additional seats offered.

For the twelve months ended December 31, 2018, the Company's earnings performance, combined with its actions to manage invested capital, produced a 23.6 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 18.4 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 27.6 percent, or 17.6 percent on an after-tax basis, for the twelve months ended December 31, 2017. The cause of the year-over-year decline in pre-tax ROIC was the decrease in Operating income for the twelve months ended December 31, 2018, compared with the twelve months ended December 31, 2017, as well as the increase in Equity, driven by the impacts of Tax Reform. The increase in after-tax ROIC was primarily due to the reduction in the federal corporate tax rate in 2018. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

During 2018, the Company continued to return value to its Shareholders. The Company returned $2.3 billion to Shareholders through $332 million in dividend payments and $2.0 billion through four separate accelerated share repurchase programs. During October 2018, the Company launched the Fourth Quarter 2018 ASR Program by advancing $500 million to a financial institution in a privately negotiated transaction. The Company received 9.8 million shares in total under the Fourth Quarter 2018 ASR Program, which was completed in December 2018. The purchase was recorded as a treasury share purchase for purposes of calculating earnings per share.

On January 28, 2019, the Company launched a new accelerated share repurchase program by advancing $500 million to a financial institution in a privately negotiated transaction ("First Quarter 2019 ASR Program"). The specific number of shares that the Company ultimately will repurchase under the First Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than April 2019. The purchase will be recorded as a treasury share purchase for purposes of calculating earnings per share. Subsequent to the launch of the First Quarter 2019 ASR Program, the Company has $850 million remaining under its May 2018 $2.0 billion share repurchase authorization. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Company Overview

The Company now serves 99 destinations across 40 states and ten near-international countries, and operates over 4,000 departures a day. Additionally, the Company has announced plans to begin service to Hawaii, subject to requisite governmental approvals, including approval from the Federal Aviation Administration (the "FAA") for Extended Operations ("ETOPS"), a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company has also announced its intent to begin service to four Hawaiian airports: Honolulu International Airport, Lihue Airport, Kona International Airport at Keahole, and Kahului Airport, from four initial gateway airports in California: Oakland Metropolitan Airport, San Diego International Airport, Mineta San Jose International Airport, and Sacramento International Airport. The Company has further announced its decision to cease service at Benito Juárez Mexico City International Airport, with the last day of service scheduled on March 30, 2019.

During 2018, the Company took delivery of 26 new 737-800 aircraft and 18 new 737 MAX 8 aircraft from Boeing, as well as 1 pre-owned Boeing 737-700 aircraft from a third party. The Company became the first airline in North America to offer scheduled service utilizing Boeing’s new, more fuel-efficient, 737 MAX 8 aircraft, which entered service in fourth quarter 2017. The Company is scheduled to be the launch customer for the Boeing 737 MAX 7 series aircraft, with deliveries expected to begin in 2019. As of December 31, 2018, the Company had firm orders in place with Boeing for 219 737 MAX 8 aircraft and 30 737 MAX 7 aircraft. For 2019, the Company's current firm aircraft commitments and forecasted Boeing 737-700 retirements would result in approximately 775 aircraft by year-end 2019. See Part I, Item 2 for further information.

The Company plans to continue its route network and schedule optimization efforts through the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company currently plans to grow its 2019 available seat miles no more than five percent, year-over-year, with first quarter 2019 year-over-year growth in the 3.5 to 4 percent range. The Company continues to expect the retirement of its Boeing 737-300 ("Classic") aircraft, the last of which took place at the end of third quarter 2017, to produce significant incremental cost savings and improvements in pre-tax results of at least $200 million, cumulatively, by the end of 2020.

On May 9, 2017, the Company completed a multi-year initiative to completely transition its reservation system to the Amadeus Altéa Passenger Service System. As expected, the new reservation system produced incremental benefits in pretax results of approximately $200 million in 2018 through the deployment of certain revenue management tools and techniques.

2018 Compared with 2017

Operating Revenues

Passenger revenues for 2018 increased by $692 million, or 3.5 percent, compared with 2017. The increase was largely due to a 3.9 percent increase in capacity, as strong demand enabled the Company to fill the majority of the additional seats offered. Passenger revenues for 2018 included an estimated $130 million negative impact to revenue due to temporarily lower passenger yields from an aggressive May 2018 fare sale for June through October 2018 travel, which was offered in conjunction with the Company’s broad marketing efforts following the Flight 1380 accident. On April 17, 2018, Southwest Airlines Flight 1380 from New York-LaGuardia to Dallas Love Field suffered an uncontained failure of its port CFM56-7B engine, resulting in a Customer fatality. On a unit basis, Passenger revenues decreased 0.4 percent, year-over-year, driven by a slight decrease in Load factor to 83.4 percent, partially offset by a 0.1 percent increase in Passenger revenue yield. The increase in yield was largely due to the successful deployment of several revenue management enhancements enabled by the Company's new reservation system, an improved fare environment in second half 2018, and strong passenger demand for low fares.

Freight revenues for 2018 increased by $2 million, or 1.2 percent, compared with 2017, primarily due to increased capacity. Based on current trends, the Company currently expects Freight revenues in first quarter 2019 to increase, compared with first quarter 2018.

Other revenues for 2018 increased by $125 million, or 10.3 percent, compared with 2017, primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card. The Company currently expects Other revenues in first quarter 2019 to increase, compared with first quarter 2018.

Operating unit revenues for 2018 were flat compared with 2017. Based on revenue and booking trends thus far in first quarter 2019, and assuming no further significant impact on bookings from the recent government shutdown, the Company currently estimates first quarter 2019 operating unit revenues to increase in the four to five percent range, compared with first quarter 2018.

Operating Expenses

Operating expenses for 2018 increased by $1.0 billion, or 5.8 percent, compared with 2017, while capacity increased 3.9 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2018 and 2017, followed by explanations of these changes on a per ASM basis and dollar basis:

	Year ended December 31,
	2018		2017		Per ASM	Percent
(in cents, except for percentages)			As Recast		change	change
Salaries, wages, and benefits	4.79	¢	4.74	¢	0.05 ¢	1.1%
Fuel and oil	2.89		2.65		0.24	9.1
Maintenance materials and repairs	0.69		0.65		0.04	6.2
Landing fees and airport rentals	0.83		0.84		(0.01)	(1.2)
Depreciation and amortization	0.75		0.79		(0.04)	(5.1)
Other operating expenses	1.79		1.86		(0.07)	(3.8)
Total	11.74	¢	11.53	¢	0.21 ¢	1.8%

Operating expenses per ASM for 2018 increased by 1.8 percent, compared with 2017, primarily due to increases in market jet fuel prices. Operating expenses per ASM for 2018, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 0.6 percent year-over-year, primarily due to wage rate increases. See Note

Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense and profitsharing expense, the Company expects its first quarter 2019 unit costs to increase approximately six percent, compared with first quarter 2018's unit costs of 8.65, which excluded Fuel and oil expense, profitsharing expense, and special items.

Salaries, wages, and benefits expense for 2018 increased by $344 million, or 4.7 percent, compared with 2017. Salaries, wages, and benefits expense per ASM for 2018 increased 1.1 percent, compared with 2017. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries expense, primarily driven by contractual wage rate increases. These increases more than offset the impact in 2017 of the $1,000 per Employee bonus awarded as a result of Tax Reform, which totaled $70 million in the 2017 results. Based on current cost trends and anticipated capacity, the Company expects first quarter 2019 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with first quarter 2018.

During 2018, the Company conducted negotiations with various unionized Employee groups. The following table sets forth the Company’s unionized Employee groups that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Flight Attendants	15,200	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	November 2018
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,400	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	December 2018
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 ("IBT 19")	August 2013. The Company reached a tentative agreement with IBT 19 in January 2019. If ratified by the Company's Material Specialists, the contract will become amendable in 2024.
Southwest Mechanics	2,400	Aircraft Mechanics Fraternal Association ("AMFA")	August 2012
Southwest Flight Simulator Technicians	50	International Brotherhood of Teamsters ("IBT")	May 2019. The Company reached a tentative agreement with IBT in February 2019. If ratified by the Company's Flight Simulator Technicians, the contract will become amendable in 2024.

Fuel and oil expense for 2018 increased by $540 million, or 13.2 percent, compared with 2017. On a per ASM basis, Fuel and oil expense for 2018 increased 9.1 percent, compared with 2017. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by the recognition of $168 million in net hedging gains in 2018 versus the recognition of $416 million in net hedging losses in 2017. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $154 million received from counterparties in 2018, compared with $572 million paid to counterparties in 2017. However, these cash settlement totals exclude the impact from derivatives that did not qualify for hedge accounting for both periods, and gains and/or losses recognized from hedge ineffectiveness in 2017. Those items are recorded as a component of Other (gains) losses, net. See Note 10 to the Consolidated Financial Statements. The Company's average economic jet fuel cost per gallon, which includes hedge settlements in both years, increased 6.8 percent, year-over-year, to $2.20 during 2018 from $2.06 during 2017. These figures include premium expense associated with the Company's fuel hedges, which on a per gallon basis equated to approximately $0.06 and $0.07 for 2018 and 2017, respectively. The Company also slightly improved its fuel efficiency during 2018, compared with 2017, when measured on the basis of ASMs generated per gallon of fuel, driven primarily by the retirement of the Classic aircraft and the addition of the more fuel-

efficient 737-800 and 737 MAX 8 aircraft. Fuel gallons consumed increased 2.4 percent, compared with 2017, while year-over-year capacity increased 3.9 percent.

As of January 18, 2019, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2019	70%
2020	53%
2021	25%
Beyond 2021	less than 5%

(a) The Company's hedge position can vary significantly at different price levels, including prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 10 to the Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2018, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2018	Amount of losses deferred in AOCI at December 31, 2018 (net of tax)
2019	$43	$(36)
2020	65	(6)
2021	26	(1)
2022	4	—
Total	$138	$(43)

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2019 and full year 2019 jet fuel prices at different crude oil assumptions as of January 18, 2019, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	First Quarter 2019 (c)	Full Year 2019 (d)
$50	$1.75 - $1.80	$1.65 - $1.75
$55	$1.85 - $1.90	$1.80 - $1.90
Current Market (a)	$2.00 - $2.05	$2.00 - $2.10
$70	$2.15 - $2.20	$2.20 - $2.30
$80	$2.25 - $2.30	$2.35 - $2.45
$90	$2.30 - $2.35	$2.50 - $2.60
Estimated fuel hedging premium expense per gallon (b)	$0.06	$0.04

(a) Brent crude oil average market prices as of January 18, 2019, were approximately $62.01 and $62.40 per barrel for first quarter 2019 and full year 2019, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of January 18, 2019, first quarter 2019 GAAP and economic fuel costs are estimated to be in the $2.00 to $2.05 per gallon range, including fuel hedging premium expense of approximately $28 million, or $.06 per gallon, and an estimated $.02 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 18, 2019, annual 2019 GAAP and economic fuel costs are estimated to be in the $2.00 to $2.10 per gallon range, including fuel hedging premium expense of approximately $95 million, or $.04 per gallon, and an estimated $.01 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current hedge positions contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of January 18, 2019.

Maintenance materials and repairs expense for 2018 increased by $106 million, or 10.6 percent, compared with 2017. On a per ASM basis, Maintenance materials and repairs expense for 2018 increased 6.2 percent, compared with 2017. On both a dollar and per ASM basis, the majority of the increases were due to the timing of regular airframe maintenance checks. The remainder of the increases were due to engine maintenance and repairs. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2019 to increase, compared with first quarter 2018.

Landing fees and airport rentals expense for 2018 increased by $42 million, or 3.3 percent, compared with 2017. On a per ASM basis, Landing fees and airport rentals expense for 2018 decreased 1.2 percent, compared with 2017, as the dollar increases were more than offset by the 3.9 percent increase in capacity. On a dollar basis, the majority of the increase was due to an increase in rental rates at various stations throughout the network. The Company currently expects Landing fees and airport rentals expense per ASM for first quarter 2019 to increase, compared with first quarter 2018.

Depreciation and amortization expense for 2018 decreased by $17 million, or 1.4 percent, compared with 2017. On a per ASM basis, Depreciation and amortization expense decreased 5.1 percent, compared with 2017. On both a dollar and per ASM basis, the majority of the decreases were associated with the reduction in depreciation expense associated with the accelerated retirement of the Company's Classic fleet in third quarter 2017, as this exceeded the additional depreciation associated with purchases of new owned aircraft and pre-owned aircraft on capital leases. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2019 to increase, compared with first quarter 2018.

Other operating expenses for 2018 increased by $5 million, or 0.2 percent, compared with 2017. On a per ASM basis, Other operating expenses for 2018 decreased 3.8 percent, compared with 2017, as the dollar increases were more than offset by the 3.9 percent increase in capacity. Other operating expenses in 2017 included charges totaling $96 million, associated with the grounding of the Company's remaining Classic aircraft. These charges included a $63 million aircraft grounding charge related to the leased portion of the Classic fleet and $33 million of lease termination expenses associated with eight Classic aircraft that were acquired during 2017 prior to their grounding. During first quarter 2018, the Company also recognized $25 million of gains from the sale of 39 owned Classic aircraft and a number of spare engines to a third party which reduced Other operating expenses. The charges related to the grounding of the Classic fleet, as well as the gain on sale of grounded aircraft, were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding these items, approximately 50 percent of the year-over-year dollar increase was due to technology-related expenses associated with various projects, 30 percent due to revenue related costs as a result of the 3.6 percent increase in Revenue Passengers carried, and the remainder was due to higher property taxes assessed in 2018. The Company currently expects Other operating expenses per ASM for first quarter 2019 to increase, compared with first quarter 2018.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for 2018 increased by $17 million, or 14.9 percent, compared with 2017, primarily due to the issuance of two debt facilities in November 2017, including $300 million of 2.75% senior unsecured notes and $300 million of 3.45% senior unsecured notes.

Capitalized interest for 2018 decreased by $11 million, or 22.4 percent, compared with 2017, primarily due to timing of aircraft deliveries and progress payments associated with future orders.

Interest income for 2018 increased by $34 million, or 97.1 percent, compared with 2017, primarily due to higher interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. With the adoption of the New Hedging Standard, the elimination of the requirement to separately measure and record ineffectiveness for all future cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts from Other (gains) losses, net, in the Consolidated Statement of Income, to Fuel and oil expense, has significantly reduced amounts reflected for hedging activities in Other (gains) losses, net. With the adoption of the New Retirement Standard, the Company is required to include all components of its net periodic benefit cost (income), with the exception of service cost, in Other (gains) losses, net, versus previously having been classified and reported as operating expenses in Salaries, wages, and benefits. For 2018, this periodic benefit cost was $12 million. See Note 2 to the Consolidated Financial Statements for further information on both new standards. Also, see Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2018, and 2017:

	Year ended December 31,
(in millions)	2018	2017
		As Recast
Mark-to-market impact from fuel contracts settling in future periods	$—	$69
Ineffectiveness from fuel hedges settling in future periods (a)	—	31
Realized ineffectiveness and mark-to-market (gains) or losses (a)	—	6
Other	18	6	(b)
	$18	$112
(a) With the adoption of the New Hedging Standard, the separate measurement and recording of ineffectiveness has been eliminated for all cash flow hedges in a hedging relationship effective January 1, 2018. See Note 2 to the Consolidated Financial Statements for further information.

(b) Includes $14 million reclassified from Salaries, wages, and benefits to Other (gains) losses, net, as a result of the New Retirement Standard. See Note 2 to the Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was 22.1 percent for 2018, compared with a 2.8 percent benefit for 2017. The increase in rate was driven by a prior year $1.3 billion reduction in Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. The Company's 2018 effective tax rate of 22.1 percent was lower than its previously forecasted rate of approximately 23 percent, primarily due to additional tax credits realized during fourth quarter 2018. The Company currently projects a full year 2019 effective tax rate to be approximately 23.5 percent based on currently forecasted financial results.

2017 Compared with 2016

Operating Revenues

Passenger revenues for 2017 increased by $695 million, or 3.6 percent, compared with 2016. The increase was primarily attributable to a 3.6 percent increase in capacity, as strong demand enabled the Company to fill the majority of the additional seats offered. This increase was partially offset by approximately $100 million in reduced revenues as a result of the hurricanes and earthquakes during third quarter 2017. On a unit basis, Passenger revenues was relatively flat. Load factor remained solid at 83.9 percent.

Freight revenues for 2017 increased by $2 million, or 1.2 percent, compared with 2016, primarily due to increased demand.

Other revenues for 2017 increased by $160 million, or 15.2 percent, compared with 2016, primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card.

Operating Expenses

Operating expenses for 2017 increased by $972 million, or 5.8 percent, compared with 2016, while capacity increased 3.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2017 and 2016, followed by explanations of these changes on a per ASM basis and dollar basis:

	Year ended December 31,
	2017		2016		Per ASM	Percent
(in cents, except for percentages)	As Recast		As Recast		change	change
Salaries, wages, and benefits	4.74	¢	4.57	¢	0.17 ¢	3.7%
Fuel and oil	2.65		2.56		0.09	3.5
Maintenance materials and repairs	0.65		0.70		(0.05)	(7.1)
Landing fees and airport rentals	0.84		0.82		0.02	2.4
Depreciation and amortization	0.79		0.82		(0.03)	(3.7)
Other operating expenses	1.86		1.82		0.04	2.2
Total	11.53	¢	11.29	¢	0.24 ¢	2.1%

Operating expenses per ASM for 2017 increased 2.1 percent, compared with 2016, primarily due to wage rate increases, increases in market jet fuel prices, and charges associated with the grounding of the Company's remaining Classic aircraft. Operating expenses in 2016 included $356 million of accrued ratification bonuses, associated with collective-

bargaining agreements reached with multiple unionized workgroups. Operating expenses per ASM for 2017, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 4.3 percent year-over-year, primarily due to wage rate increases. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2017 increased by $519 million, or 7.6 percent, compared with 2016. Salaries, wages, and benefits expense per ASM for 2017 increased 3.7 percent, compared with 2016. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries and resulting Company contributions to the Company sponsored 401(k) plans, primarily driven by wage rate increases. In addition, the Company announced a $1,000 per Employee bonus as a result of the 2017 tax reform, which comprised approximately $70 million of the increase in Salaries, wages, and benefits expense. Salaries, wages, and benefits expense in 2016 included $356 million of accrued ratification bonuses, associated with collective-bargaining agreements reached with multiple unionized workgroups.

Fuel and oil expense for 2017 increased by $275 million, or 7.2 percent, compared with 2016. On a per ASM basis, Fuel and oil expense for 2017 increased 3.5 percent, compared with 2016. On both a dollar and per ASM basis, the increases were attributable to higher market jet fuel prices, partially offset by a decrease in net hedging losses recognized compared to 2016. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's average economic jet fuel price per gallon increased 3.0 percent, year-over-year, to $2.06 during 2017 from $2.00 during 2016. These figures include premium expense associated with the Company's fuel hedges, which on a per gallon basis equated to approximately $0.07 and $0.08 for 2017 and 2016, respectively. The Company also improved its fuel efficiency during 2017, compared with 2016, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 2.5 percent, compared with 2016, while year-over-year capacity increased 3.6 percent. As a result of the Company's fuel hedging program, the Company recognized net losses totaling $416 million in Fuel and oil expense for 2017, compared with net losses totaling $820 million for 2016. These totals include cash settlements realized from the settlement of fuel derivative contracts associated with the Company's economic fuel hedge totaling $572 million paid to counterparties for 2017, compared with $1.0 billion paid to counterparties for 2016. These cash settlement totals exclude gains and/or losses recognized from hedge ineffectiveness for both years and from derivatives that did not qualify for hedge accounting for both periods. Those items are recorded as a component of Other (gains) losses, net.

Maintenance materials and repairs expense for 2017 decreased by $44 million, or 4.2 percent, compared with 2016. On a per ASM basis, Maintenance materials and repairs expense for 2017 decreased 7.1 percent, compared with 2016. On both a dollar and per ASM basis, the majority of the decreases were attributable to a decrease in airframe maintenance expenses primarily as a result of the retirement of the Company's Classic fleet, partially offset by increases in Boeing 737-700 engine maintenance due to increased utilization of that fleet to replace a portion of the retired Classic aircraft.

Landing fees and airport rentals expense for 2017 increased by $81 million, or 6.7 percent, compared with 2016. On a per ASM basis, Landing fees and airport rentals expense for 2017 increased 2.4 percent, compared with 2016. On a dollar basis, approximately 50 percent of the increase was due to an increase in Landing fees as a result of the 2.8 percent increase in Trips flown and a change in fleet mix to larger capacity aircraft. Approximately 25 percent of the increase on a dollar basis was an increase in space rentals related to rate escalations and capital projects at many airports across the Company's network. The remaining increase was due to growth in international markets which gives rise to additional fees. The increase per ASM was primarily due to rate escalations at many airports across the Company's network.

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

Other operating expenses for 2017 increased by $144 million, or 5.3 percent, compared with 2016. On a per ASM basis, Other operating expenses for 2017 increased 2.2 percent, compared with 2016. These increases were both impacted by charges associated with the retirement of the Company's remaining Classic aircraft. These charges included a $63 million aircraft grounding charge related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. The Classic fleet charges in 2017 also included $33 million in lease termination expenses associated with Classic aircraft being acquired off their operating leases, compared with $22 million related to the acquisition of aircraft coming off operating leases in 2016. These charges related to the grounding or cease-use of the Classic fleet were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The remainder of the increase on a dollar basis was primarily due to increased personnel expenses due to higher travel expenses for Flight Crews and higher hotel rates, as well as new Heart-themed uniforms for the Company's operations personnel.

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

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. With the adoption of the New Hedging Standard, the elimination of the requirement to separately measure and record ineffectiveness for all future cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts from Other (gains) losses, net, in the Consolidated Statement of Income, to Fuel and oil expense, has significantly reduced amounts reflected for hedging activities in Other (gains) losses, net. With the adoption of the New Retirement Standard, the Company is required to include all components of its net periodic benefit cost (income), with the exception of service cost, in Other (gains) losses, net, versus previously having classified and reported such items as operating expenses in Salaries, wages, and benefits. See Note 2 to the Consolidated Financial Statements for further information on both new standards. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the years ended December 31, 2017, and 2016:

	Year ended December 31,
(in millions)	2017	2016
	As Recast	As Recast
Mark-to-market impact from fuel contracts settling in future periods	$69	$9
Ineffectiveness from fuel hedges settling in future periods (a)	31	(11)
Realized ineffectiveness and mark-to-market (gains) or losses (a)	6	5
Other (b)	6	18
	$112	$21
(a) With the adoption of the New Hedging Standard, the separate measurement and recording of ineffectiveness has been eliminated for all cash flow hedges in a hedging relationship effective January 1, 2018. See Note 2 to the Consolidated Financial Statements for further information.
(b) Includes $14 million for 2017 and $12 million for 2016 reclassified from Salaries, wages, and benefits to Other (gains) losses, net, as a result of the New Retirement Standard. See Note 2 to the Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was a 2.8 percent benefit for 2017, compared with 36.7 percent for 2016. The decrease in rate was driven by a $1.3 billion reduction in Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items)(unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,
	2018	2017	Percent
		As Recast	Change
Fuel and oil expense, unhedged	$4,649	$3,524
Premium cost of fuel contracts	135	136
Add (Deduct): Fuel hedge (gains) losses included in Fuel and oil expense, net	(168)	416
Fuel and oil expense, as reported	$4,616	$4,076
Add: Net impact from fuel contracts	14	156
Fuel and oil expense, excluding special items (economic)	$4,630	$4,232	9.4%

Total operating expenses, as reported	$18,759	$17,739
Add: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	6
Add: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	14	150
Deduct: Lease termination expense	—	(33)
Deduct: Aircraft grounding charge	—	(63)
Add: Gain on sale of grounded aircraft	25	—
Total operating expenses, excluding special items	$18,798	$17,799	5.6%

Operating income, as reported	$3,206	$3,407
Deduct: Reclassification between Fuel and oil and Other (gains) losses, net, associated with current period settled contracts	—	(6)
Deduct: Contracts settling in the current period, but for which gains and/or (losses) have been recognized in a prior period (a)	(14)	(150)
Add: Lease termination expense	—	33
Add: Aircraft grounding charge	—	63
Deduct: Gain on sale of grounded aircraft	(25)	—
Operating income, excluding special items	$3,167	$3,347	(5.4)%

Provision (benefit) for income taxes, as reported	$699	$(92)
Add (Deduct): Net income tax impact of special items, excluding Tax reform impact (b)	(9)	17
Add: Tax reform impact (c)	—	1,270
Provision for income taxes, excluding special items	$690	$1,195	(42.3)%

Net income, as reported	$2,465	$3,357
Add: Mark-to-market impact from fuel contracts settling in future periods	—	69
Add: Ineffectiveness from fuel hedges settling in future periods	—	31
Deduct: Other net impact of fuel contracts settling in the current or a prior period (excluding reclassifications)	(14)	(150)
Add: Lease termination expense	—	33
Add: Aircraft grounding charge	—	63
Deduct: Gain on sale of grounded aircraft	(25)	—
Add (Deduct): Net income tax impact of special items, excluding Tax reform impact (b)	9	(17)
Deduct: Tax reform impact (c)	—	(1,270)
Net income, excluding special items	$2,435	$2,116	15.1%

	Year ended December 31,
	2018	2017	Percent
		As Recast	Change
Net income per share, diluted, as reported	$4.29	$5.57
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares	(0.02)	(0.08)
Add (Deduct): Impact of special items	(0.04)	0.16
Add (Deduct): Net income tax impact of special items, excluding Tax reform impact (b)	0.01	(0.03)
Deduct: Tax reform impact (c)	—	(2.11)
Net income per share, diluted, excluding special items	$4.24	$3.51	20.8%

Operating expenses per ASM (cents)	11.74 ¢	11.53 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.89)	(2.65)
Deduct: Profitsharing expense divided by ASMs	(0.34)	(0.35)
Add (Deduct): Impact of special items	0.02	(0.06)
Operating expenses per ASM, excluding profitsharing, Fuel and oil expense, and special items (cents)	8.53 ¢	8.47 ¢	0.7%
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

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
Operating income, as reported	$3,206		$3,407		$3,522
Contract ratification bonuses	—		—		356
Net impact from fuel contracts	(14)		(156)		(201)
Asset impairment	—		—		21
Lease termination expense	—		33		22
Aircraft grounding charge	—		63		—
Gain on sale of grounded aircraft	(25)		—		—
Operating income, non-GAAP	3,167		3,347		3,720
Net adjustment for aircraft leases (a)	99		110		110
Adjusted operating income, non-GAAP (A)	$3,266		$3,457		$3,830

Non-GAAP tax rate (B)	22.1%	(d)	36.1%	(e)	36.7%	(f)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$2,545		$2,210		$2,424

Debt, including capital leases (b)	$3,521		$3,259		$3,304
Equity (b)	9,853		8,194		7,195
Net present value of aircraft operating leases (b)	584		785		1,015
Average invested capital	$13,958		$12,238		$11,514
Equity adjustment for hedge accounting (c)	(144)		296		886
Adjusted average invested capital (D)	$13,814		$12,534		$12,400

Non-GAAP ROIC, pre-tax (A/D)	23.6%		27.6%		30.9%

Non-GAAP ROIC, after tax (C/D)	18.4%		17.6%		19.5%
As of January 1, 2018, the Company adopted ASU 2014-09: Revenue from Contracts with Customers, ASU 2017-07: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and ASU 2017-12: Targeted Improvements to Accounting for Hedging Activities. As a result, certain prior period results have been recast due to the transition methods applied. See Note 2 to the Consolidated Financial Statements for further information.

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
(d) The GAAP annual tax rate as of December 31, 2018, was 22.1 percent, and the annual Non-GAAP tax rate was also 22.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information
(e) The GAAP annual tax rate as of December 31, 2017, was a 2.8 percent tax benefit due to the significant impact the Tax Cuts and Jobs Act legislation enacted in December 2017 had on corporate tax rates, and the annual Non-GAAP tax rate was 36.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(f) The GAAP annual tax rate as of December 31, 2016, was 36.7 percent, and the annual Non-GAAP tax rate was also 36.7 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 2 and Note 10 to the Consolidated Financial Statements, which also discusses the Company's January 1, 2018 adoption of the New Hedging Standard.

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

5.
A gain recognized in first quarter 2018, associated with the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party. These aircraft were previously retired as part of the Company's exit of its Classic fleet. The gain was not anticipated, and the Company associates it with the grounding charge recorded in third quarter 2017; and

6.
An adjustment to Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. This adjustment was a non-cash item and was treated as a special item.

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

The Company has also provided its calculation of return on invested capital, which is a measure of financial performance used by management to evaluate its investment returns on capital. Return on invested capital is not a substitute for financial results as reported in accordance with GAAP, and should not be utilized in place of such GAAP results. Although return on invested capital is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net income, non-GAAP and Operating income, non-GAAP. The comparable GAAP measures include charges or benefits that are deemed "special items" that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since in the vast majority of cases the "special items" cannot be reliably predicted or estimated. The Company believes non-GAAP return on invested capital is a meaningful measure because it quantifies the Company's effectiveness in generating returns relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation in order to allow investors to compare and contrast its calculation to the calculations provided by other companies.

Liquidity and Capital Resources

Net cash provided by operating activities for 2018, 2017, and 2016 was $4.9 billion, $3.9 billion, and $4.3 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2018, 2017, and 2016 were impacted primarily by the Company's results of operations, as adjusted for non-cash items as well as changes in the Air traffic liability and Accrued liabilities balances. During 2018, the Company's operating cash flows were positively impacted by the reduction in the federal corporate tax rate to 21 percent, from the previous rate of 35 percent. Operating cash flows also can be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. The Company has the ability to post aircraft in lieu of cash collateral in certain situations. See Note 10 to the Consolidated Financial Statements for further information. During 2018, the Company had net cash outflows of $15 million in cash collateral to derivative counterparties. During 2017 and 2016, the Company had net cash inflows of $316 million and $535 million, respectively, in cash collateral from derivative counterparties. Cash flows associated with entering into new fuel derivatives, which are also classified as Other, net, operating cash flows, were net outflows of $63 million in 2018, $142 million in 2017, and $165 million in 2016. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities for 2018, 2017, and 2016 was $2.0 billion, $2.4 billion, and $2.3 billion, respectively. Investing activities in 2018, 2017, and 2016 included Capital expenditures, primarily related to aircraft and other equipment, technology projects, payments associated with airport construction projects, denoted as Assets constructed for others, and changes in the balance of the Company's short-term and noncurrent investments. See Note 4 to the Consolidated Financial Statements for further information. During 2018, Capital expenditures were $1.9 billion, the majority of which were payments for new aircraft delivered to the Company. During 2017 and 2016, Capital expenditures were $2.1 billion and $2.0 billion, respectively. During 2018, 2017, and 2016, the Company's purchases and sales of short-term and noncurrent investments resulted in net cash outflows of $67 million, $159 million, and $125 million, respectively. The Company currently estimates its 2019 capital expenditures will be approximately $1.9 billion.

Net cash used in financing activities for 2018, 2017, and 2016 was $2.5 billion, $1.7 billion, and $1.9 billion, respectively. During 2018, the Company repaid $342 million in debt and capital lease obligations, compared with $592 million and $591 million (including convertible notes) during 2017 and 2016, respectively. During 2017, the Company issued, under its shelf registration statement, $300 million 2.75% senior unsecured notes due 2022 and $300 million 3.45% senior unsecured notes due 2027, compared with the 2016 borrowing of $215 million under a secured term loan agreement and issuance of $300 million 3.00% senior unsecured notes due 2026 under its shelf registration statement. See Note 6 to the Consolidated Financial Statements for further information. During 2018, the Company received a reimbursement from the City of Houston for $116 million for the investment and updates made at Houston William P. Hobby Airport. See Note 4 to the Consolidated Financial Statements for further information regarding the reimbursement. The Company repurchased $2.0 billion of its outstanding common stock through authorized share repurchases during 2018, compared with repurchases of $1.6 billion and $1.8 billion during 2017 and 2016, respectively. The Company also paid $332 million in dividends to Shareholders during 2018, compared with $274 million in 2017 and $222 million in 2016. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2018, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

The Company entered into the following accelerated share repurchases during 2018, which were each recorded as a treasury share purchase for purposes of calculating earnings per share. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Share repurchases (in millions)	Shares received	Cash paid
First Quarter 2018 Accelerated Share Repurchase Program	8.73	$500
Second Quarter 2018 Accelerated Share Repurchase Program	9.69	500
Third Quarter 2018 Accelerated Share Repurchase Program	8.20	500
Fourth Quarter 2018 Accelerated Share Repurchase Program	9.84	500
Total	36.46	$2,000

The Company maintained its investment grade credit ratings of "A3" with Moody's, "BBB+" with Standard & Poor's, and "BBB+" with Fitch.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.7 billion as of December 31, 2018, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2018 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer a portion of cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. In 2018, the Company exercised 40 737 MAX 8 options, which added 10 additional firm orders in each year 2019 through 2022. Additionally, four 737 MAX 8 firm orders were shifted from 2019 into fourth quarter 2018, and commitments for three pre-owned 737-700 aircraft previously scheduled for delivery in 2018 were replaced with commitments for three 737 MAX 8 aircraft to be delivered in 2019. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Part I, Item 2 for a complete table of the Company’s firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft, and Note 4 to the Consolidated Financial Statements for the financial commitments related to these firm deliveries.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has generally not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. As of December 31, 2018, the Company had 198 leased aircraft, including 75 B717s subleased to Delta. Of these leased aircraft, 124 are under operating leases, including 73 B717s subleased to Delta. See Note 7 to the Consolidated Financial Statements for further information on this transaction. Assets and obligations under operating leases are not included in the Company’s Consolidated Balance Sheet. Disclosure of the contractual obligations associated with the Company’s leased aircraft is included below.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $170 million at December 31, 2018.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2018:

	Obligations by period (in millions)
Contractual obligations	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long-term debt (a)	$506	$821	$414	$797	$2,538
Interest commitments - fixed (b)	64	95	66	94	319
Interest commitments - floating (c)	37	30	9	8	84
Facility construction commitments (d)	70	141	135	168	514
Facility operating lease commitments	36	65	31	42	174
Aircraft operating lease commitments (e)	220	417	263	431	1,331
Aircraft capital lease commitments (f)	111	214	197	335	857
Aircraft purchase commitments (g)	924	3,042	2,798	3,444	10,208
Other commitments	144	188	115	325	772
Total contractual obligations	$2,112	$5,013	$4,028	$5,644	$16,797

(a)	Includes principal only. See Note 6 to the Consolidated Financial Statements.

(b)	Related to fixed-rate debt (either at issuance or through swaps) only.

(c)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2018, and can be subject to significant fluctuation.

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

Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation ("LFAMC") that were utilized to fund the majority of the project. The amount of bonds outstanding as of December 31, 2018, was $416 million. Repayment of the bonds is through the "Facilities Payments" described below. Reimbursement of the Company for its payment of Facilities Payments is made through recurring ground rents, fees, and other revenues collected at the airport.
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
Fort Lauderdale-Hollywood International Airport
The Company committed to oversee and manage the design and construction of Fort Lauderdale-Hollywood International Airport's Terminal 1 Modernization Project, including the design and construction of a new five-gate Concourse A with an international processing facility, at a cost not to exceed $333 million. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 was substantially complete and operational as of the end of third quarter 2018. In general, as work was being completed on the project by various contractors, invoices were submitted to Broward County for initial payment to the Company, which then made such payments to the contractors performing the work. The project did not have a significant impact on the Company’s capital resources or financial position.
Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company oversaw and managed the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project at a cost not to exceed $526 million (including proprietary renovations, or $510 million excluding proprietary renovations). In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements.

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
The Company’s liquidity could be impacted by these projects under certain circumstances; however, the Company does not expect this to occur based on its past experience with other projects. These projects are not expected to have a significant impact on the Company’s capital resources or financial position. Construction on the Terminal 1 Modernization Project began during 2014 and was substantially complete and operational during fourth quarter 2018. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be completed during 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying footnotes. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that both (i) are most important to the portrayal of the Company’s financial condition and results and (ii) require management’s most subjective judgments. The Company’s critical accounting policies and estimates are described below. As a result of the Company's January 1, 2018 adoption of the New Revenue Standard and the New Hedging Standard, it has updated its discussions of critical accounting policies related to Revenue Recognition, Financial Derivative Instruments, Fair Value Measurements, and Loyalty Accounting. Also, see Note 2 to the Consolidated Financial Statements for further information about the accounting implications of these ASUs.

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused, as well as the Company’s liability associated with its loyalty program. Air traffic liability fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s loyalty program. See Note 2 to the Consolidated Financial Statements for information about the New Revenue Standard and the Company's revenue recognition policies.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused involves some level of subjectivity and judgment. The majority of Southwest’s tickets sold are nonrefundable, which is the primary source of unused tickets. Southwest has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 5 to the Consolidated Financial Statements for further information. According to Southwest’s current "Contract of Carriage," all refundable tickets that are sold but not flown on the travel date can be reused for another flight up to a year from the date of sale, or some tickets can be refunded. This policy also applies to unused Customer funds that may be the result of an exchange downgrade, in which a Customer exchanges their ticket from a previously purchased flight for a lower priced ticket, with the price difference being effectively refunded through it being made available for use by the Customer towards travel up to twelve months from the date of original purchase. Fully refundable tickets rarely expire unused. Estimates of tickets that will expire unused are based on historical experience over many years. Southwest has consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel. Holding other factors constant, a 10 percent change in the Company’s estimate of the amount of tickets that will expire unused would have resulted in a $63 million, or less than one percent, change in Passenger revenues recognized for the year ended December 31, 2018.

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

Accounting for Long-Lived Assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 699 Boeing 737 aircraft in the Company’s fleet at December 31, 2018, which are either owned or on capital lease. The remaining 51 Boeing 737 aircraft in the Company’s fleet at December 31, 2018, are operated under operating leases. The Company also has 85 B717 aircraft, which are part of the lease/sublease with Delta. As these aircraft were not in service for the Company, they were not included in the fleet count as of December 31, 2018 or 2017. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

The following table shows a breakdown of the Company’s long-lived asset groups, along with information about estimated useful lives and residual values for new assets generally purchased from the manufacturer and assets constructed for others:

	Estimated useful life	Estimated residual value
Airframes and engines	25 years	15 percent
Spare aircraft engines	25 years	20 percent
Aircraft parts	Fleet life	4 percent
Assets constructed for others (a)	5 to 30 years	17 to 75 percent
Ground property and equipment	5 to 30 years	0 to 10 percent

(a) Within the given range, LFMP and HOU assets are at the high end of the range, while the FLL and LAX assets are at the low end of the range. See Note 4 for further information on the Company's Assets constructed for others.

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information provided by independent third parties, and recommendations from Boeing. Flight equipment estimated useful lives are based on the number of "cycles" flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates, which can be significant, could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. See Note 1 to the Consolidated Financial Statements for further information.

The Company believes it is unlikely that materially different estimates for expected lives, expected residual values, and impairment evaluations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2018, these consisted of its fuel derivative option contracts, which were an asset of $138 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 10 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 11 for more information about fair value measurements. Also, see Note 2 to the Consolidated Financial Statements for information about required changes to hedge accounting per the New Hedging Standard.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2018, the Company was a party to over 200 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2018, market "spot" prices for Brent crude oil peaked at a high of approximately $86 per barrel and hit a low price of approximately $50 per barrel. During 2017, market spot prices ranged from a high of approximately $67 per barrel to a low of approximately $45 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of December 31, 2018, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $12 million.

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

As discussed in Note 10 to the Consolidated Financial Statements, any changes in fair value of cash flow derivatives designated as hedges are offset within AOCI until the period in which the expected future cash flow impacts earnings. Any changes in the fair value of fuel derivatives that do not qualify for hedge accounting are reflected in earnings within Other (gains) losses, net, in the period of the change. Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements. In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair value of fuel derivatives with a single party exceeds certain threshold levels. Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

Loyalty Accounting

The Company utilizes estimates in the recognition of revenues and liabilities associated with its loyalty program. These estimates primarily include the liability associated with Rapid Rewards loyalty member ("Member") account balances that are expected to be redeemed for travel or other products at a future date. Loyalty account balances include points earned through flights taken, points sold to Customers, or points earned through business partners participating in the loyalty program.

Under the Southwest Rapid Rewards loyalty program, Members earn points for every dollar spent. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight can differ based on the fare purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire so long as the Member has points-earning activity during a 24-month time period. In addition, Members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. At December 31, 2018, the loyalty liabilities were approximately $3.0 billion, including $2.1 billion classified within Air traffic liability and $936 million classified as Air traffic liability – noncurrent.

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include the following:

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

•
Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ, however, based on demand, the amount of time prior to the flight, and other factors. The fare mix during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total loyalty points needed to purchase an award ticket. The mixture of these fare classes could cause the fair value per point to increase or decrease.

The majority of the points sold to business partners are through the Southwest co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. Consideration received as part of this Agreement is subject to Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"). The Agreement has the following multiple elements: travel points to be awarded, use of the Southwest Airlines’ brand and access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These elements are combined into two performance obligations, transportation and marketing, and consideration from the Agreement is allocated based on the relative selling price of each performance obligation.

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2018, resulting in an allocation of proceeds to air transportation would have changed the Company's Operating revenues by approximately $6 million for the year ended December 31, 2018.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors include, but are not limited to, tenure with the program, points accrued in the program, and whether or not the Member has a co-branded credit card. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for all loyalty points. The Company updates this model at least annually, and applies the new spoilage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the spoilage rates applied annually in recent years have not had a material impact on Passenger revenues. However, given the Company's January 1, 2018 adoption of the New Revenue Standard and elimination of the incremental cost method of accounting for flight points, the value of the loyalty liabilities subject to changes in the spoilage rates has significantly increased. Therefore, future spoilage rate changes are much more likely to cause volatility in Passenger revenues. For the year ended December 31, 2018, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $107 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2018, the Company operated a total of 123 aircraft under operating and capital lease. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 75 aircraft under operating and capital lease that have been subleased to another carrier. Further information about these leases is disclosed in Note 7 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 2.2 billion gallons of jet fuel in 2019. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $22 million for 2019, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2018, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2018, was an asset of $138 million. No cash collateral deposits were provided by or held by the Company in connection with these instruments based on their fair value as of December 31, 2018. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2018, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $114 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash, aircraft, or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2018, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2018, the Company had eight counterparties in which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2018, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The

Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, and applicable collateral posting threshold amounts as of December 31, 2018, at which such postings are triggered.

Due to the Company's investment grade credit rating, terms of the Company’s current fuel hedging agreements with counterparties, and the types of derivatives held as of December 31, 2018, in the Company's judgment, it does not have cash collateral exposure. See Note 10 to the Consolidated Financial Statements. The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. The Company has found that financial derivative instruments in commodities, such as West Texas Intermediate crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2018, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a "BBB+" rating with Fitch, a "BBB+" rating with Standard & Poor’s, and an "A3" credit rating with Moody’s as of December 31, 2018, all of which are considered "investment grade." As disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

As of December 31, 2018, excluding the notes or debentures that have been converted to a floating rate, the Company’s fixed-rate senior unsecured notes outstanding included its $300 million 2.75% senior unsecured notes due 2022, its $300 million 3.00% senior unsecured notes due 2026, its $100 million 7.375% senior unsecured notes due 2027, and its $300 million 3.45% senior unsecured notes due 2027. The $100 million 7.375% senior unsecured notes due 2027 had at one point been converted to a floating rate, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to it. The effect of this termination was that the interest associated with this debt prospectively reverted back to its original fixed rate. As a result of the gain realized on this transaction, which is being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2018:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$23	6.315%	5/6/2019	14 specified Boeing 737-700 aircraft
Term Loan Agreement	10	4.84%	7/1/2019	4 specified Boeing 737-700 aircraft
Term Loan Agreement	187	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $994 million, and this debt had a weighted-average maturity of 2.12 years at floating rates averaging 3.48 percent for the year ended December 31, 2018. In total, the Company’s fixed-rate debt and floating rate debt represented 11 percent and 5 percent, respectively, of its consolidated noncurrent assets at December 31, 2018.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $1.9 billion, and short-term investments, which totaled $1.8 billion at December 31, 2018. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2018, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2018 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2018, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2018, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company was in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information.

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

As of December 31, 2018, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2018	December 31, 2017
		As Recast
ASSETS
Current assets:
Cash and cash equivalents	$1,854	$1,495
Short-term investments	1,835	1,778
Accounts and other receivables	568	662
Inventories of parts and supplies, at cost	461	420
Prepaid expenses and other current assets	310	460
Total current assets	5,028	4,815

Property and equipment, at cost:
Flight equipment	21,753	21,368
Ground property and equipment	4,960	4,399
Deposits on flight equipment purchase contracts	775	919
Assets constructed for others	1,768	1,543
	29,256	28,229
Less allowance for depreciation and amortization	9,731	9,690
	19,525	18,539
Goodwill	970	970
Other assets	720	786
	$26,243	$25,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,416	$1,320
Accrued liabilities	1,749	1,700
Air traffic liability	4,134	3,495
Current maturities of long-term debt	606	348
Total current liabilities	7,905	6,863

Long-term debt less current maturities	2,771	3,320
Air traffic liability - noncurrent	936	1,070
Deferred income taxes	2,427	2,119
Construction obligation	1,701	1,390
Other noncurrent liabilities	650	707
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2018 and 2017	808	808
Capital in excess of par value	1,510	1,451
Retained earnings	15,967	13,832
Accumulated other comprehensive income	20	12
Treasury stock, at cost: 255,008,275 and 219,060,856 shares in 2018 and 2017 respectively	(8,452)	(6,462)
Total stockholders' equity	9,853	9,641
	$26,243	$25,110

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2018	2017	2016
		As Recast	As Recast
OPERATING REVENUES:
Passenger	$20,455	$19,763	$19,068
Freight	175	173	171
Other	1,335	1,210	1,050
Total operating revenues	21,965	21,146	20,289

OPERATING EXPENSES:
Salaries, wages, and benefits	7,649	7,305	6,786
Fuel and oil	4,616	4,076	3,801
Maintenance materials and repairs	1,107	1,001	1,045
Landing fees and airport rentals	1,334	1,292	1,211
Depreciation and amortization	1,201	1,218	1,221
Other operating expenses	2,852	2,847	2,703
Total operating expenses	18,759	17,739	16,767

OPERATING INCOME	3,206	3,407	3,522

OTHER EXPENSES (INCOME):
Interest expense	131	114	122
Capitalized interest	(38)	(49)	(47)
Interest income	(69)	(35)	(24)
Other (gains) losses, net	18	112	21
Total other expenses (income)	42	142	72

INCOME BEFORE INCOME TAXES	3,164	3,265	3,450
PROVISION (BENEFIT) FOR INCOME TAXES	699	(92)	1,267
NET INCOME	$2,465	$3,357	$2,183

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2018	2017	2016
		As Recast	As Recast
NET INCOME	$2,465	$3,357	$2,183
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($7), $185, and $432	(26)	317	735
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1, $4, and $5	6	7	7
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of $15, $2, and ($13)	52	3	(23)
Other, net of deferred taxes of ($2), $5, and $5	(6)	8	9
OTHER COMPREHENSIVE INCOME	$26	$335	$728
COMPREHENSIVE INCOME	$2,491	$3,692	$2,911

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2018, 2017, and 2016
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2015 (as reported)	$808	$1,374	$9,409	$(1,051)	$(3,182)	$7,358
Cumulative effect of new accounting standards (see Note 2)	—	—	(596)	—	—	(596)
Balance at December 31, 2015 (as recast)	$808	$1,374	$8,813	$(1,051)	$(3,182)	$6,762
Repurchase of common stock	—	—	—	—	(1,750)	(1,750)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	12	20
Conversion of 5.25% senior notes to common stock	—	(5)	—	—	48	43
Share-based compensation	—	33	—	—	—	33
Cash dividends, $.3750 per share	—	—	(235)	—	—	(235)
Comprehensive income	—	—	2,183	728	—	2,911
Balance at December 31, 2016 as recast	$808	$1,410	$10,761	$(323)	$(4,872)	$7,784
Repurchase of common stock	—	—	—	—	(1,600)	(1,600)
Issuance of common and treasury stock pursuant to Employee stock plans	—	4	—	—	10	14
Share-based compensation	—	37	—	—	—	37
Cash dividends, $.4750 per share	—	—	(286)	—	—	(286)
Comprehensive income	—	—	3,357	335	—	3,692
Balance at December 31, 2017 as recast	$808	$1,451	$13,832	$12	$(6,462)	$9,641
Cumulative effect of new accounting standards (see Note 2)	—	—	18	(18)	—	—
Repurchase of common stock	—	—	—	—	(2,000)	(2,000)
Issuance of common and treasury stock pursuant to Employee stock plans	—	13	—	—	10	23
Share-based compensation	—	46	—	—	—	46
Cash dividends, $.6050 per share	—	—	(348)	—	—	(348)
Comprehensive income	—	—	2,465	26	—	2,491
Balance at December 31, 2018	$808	$1,510	$15,967	$20	$(8,452)	$9,853

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2018	2017	2016
		As Recast	As Recast
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,465	$3,357	$2,183
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,201	1,218	1,221
Loss on asset impairment	—	—	21
Aircraft grounding charge	—	63	—
Unrealized/realized gains on fuel derivative instruments	(14)	(50)	(200)
Deferred income taxes	301	(1,066)	419
Changes in certain assets and liabilities:
Accounts and other receivables	117	(102)	(50)
Other assets	(227)	(262)	(119)
Accounts payable and accrued liabilities	545	233	221
Air traffic liability	506	343	227
Cash collateral received from (provided to) derivative counterparties	(15)	316	535
Other, net	14	(121)	(165)
Net cash provided by operating activities	4,893	3,929	4,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,922)	(2,123)	(2,038)
Assets constructed for others	(54)	(126)	(109)
Purchases of short-term investments	(2,409)	(2,380)	(2,388)
Proceeds from sales of short-term and other investments	2,342	2,221	2,263
Other, net	5	—	—
Net cash used in investing activities	(2,038)	(2,408)	(2,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	600	515
Proceeds from Employee stock plans	35	29	29
Reimbursement for assets constructed for others	170	126	107
Payments of long-term debt and capital lease obligations	(342)	(592)	(523)
Payments of convertible debt	—	—	(68)
Payments of cash dividends	(332)	(274)	(222)
Repayment of construction obligation	(30)	(10)	(9)
Repurchase of common stock	(2,000)	(1,600)	(1,750)
Other, net	3	15	(3)
Net cash used in financing activities	(2,496)	(1,706)	(1,924)

NET CHANGE IN CASH AND CASH EQUIVALENTS	359	(185)	97

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,495	1,680	1,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,854	$1,495	$1,680

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$107	$81	$100
Income taxes	$327	$992	$902

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment acquired through the assumption of debt	$—	$—	$20
Flight equipment under capital leases	$32	$233	$307
Assets constructed for others	$171	$197	$196

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the "Company") operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC, the successor to AirTran Holdings, Inc. ("AirTran Holdings"), the former parent company of AirTran Airways, Inc. ("AirTran Airways"). The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Effective as of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (the "New Revenue Standard"), ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the "New Retirement Standard"), and ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (the "New Hedging Standard"). All amounts and disclosures set forth in this Form 10-K reflect the adoption of these ASUs. See Note 2 for further information.

The Company reclassified $198 million and $229 million from Aircraft rentals to Other operating expenses in the Consolidated Statement of Income for the years ended December 31, 2017 and 2016, respectively, to be comparative with the current period's presentation. Aircraft rentals expense included in Other operating expenses for the year ended December 31, 2018, was $161 million. This reclassification had no impact on Operating income, Net income, the Consolidated Balance Sheet, or the Consolidated Statement of Cash Flows.

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

As of December 31, 2018, no cash collateral deposits were provided by or held by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. As of December 31, 2017, $15 million in cash collateral deposits were held by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Accounts and Other Receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel, and amounts due from business partners in the Company’s loyalty program. The allowance for doubtful accounts was immaterial at December 31, 2018 and 2017. In addition, the provision for doubtful accounts and write-offs for 2018, 2017, and 2016 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was $2 million and $45 million at December 31, 2018, and 2017, respectively. In addition, the Company’s provision for obsolescence and write-offs for 2018, 2017, and 2016 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, 5 to 30 years for ground property and equipment, and 5 to 30 years, or the expected term of the Company's lease if shorter, for Assets constructed for others, once the asset is placed in service. Residual values estimated for aircraft are approximately 15 percent, for ground property and equipment generally range from 0 to 10 percent, and for Assets constructed for others range from 17 to 75 percent. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in Depreciation and amortization expense. Leasehold improvements generally are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Assets constructed for others consists of airport improvement projects in which the Company is considered the accounting owner of the facilities. See Note 4 for further information.

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
* net of profitsharing benefit and income taxes

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

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense within the accompanying Consolidated Statement of Income as incurred. The Company has maintenance agreements related to certain of its aircraft engines with external service providers, including a "power-by-the-hour" agreement associated with its Boeing 737-700 fleet. Under these agreements, which the Company has determined effectively transfer the risk and create an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. In situations where the payments to the counterparty do not sufficiently match the level of services received during the period, expense is recorded on a straight-line basis over the term of the agreement based on the Company's best estimate of expected future aircraft utilization. For its engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

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

The following table is a summary of the Company’s intangible assets, which are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2018 and 2017:

		Year ended December 31, 2018		Year ended December 31, 2017
(in millions)	Weighted-average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated Amortization
Customer relationships/marketing agreements	10	$27	$25	$27	$23
Owned domestic slots (a)	Indefinite	295	n/a	295	n/a
Gate leasehold rights (a)	15	180	78	180	66
Total	14	$502	$103	$502	$89
(a) Intangible assets primarily consist of acquired leasehold rights to certain airport owned gates, takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets acquired.

The Company's definite lived assets are amortized on a straight-line basis over the useful life of the asset. The aggregate amortization expense for 2018, 2017, and 2016 was $16 million, $13 million, and $17 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is as follows: 2019 – $13 million, 2020 – $12 million, 2021 – $12 million, 2022 – $12 million, 2023 – $12 million, and thereafter – $45 million.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates and funds that are past flight date and remain unused as well as a portion of the Company's liability associated with its loyalty program. The majority of the Company’s tickets sold are nonrefundable. Refundable tickets that are sold but not flown on the travel date can be reused for another flight, up to a year from the date of sale, or refunded, subject to certain conditions. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds as the Company has then fulfilled its performance obligation. Amounts collected from passengers for ancillary service fees are also recognized when the service is provided, which is typically the flight date.

Revenue from the estimated spoilage of tickets (including partial tickets) is recorded once the flight date has passed in proportion to the pattern of flights taken by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. Initial spoilage estimates are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. See Note 5 for further information.

Approximately $566 million, approximately $489 million, and approximately $383 million of the Company's Operating revenues in 2018, 2017, and 2016, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $21.4 billion, approximately $20.7 billion, and approximately $20.0 billion in 2018, 2017, and 2016, respectively, were attributable to domestic operations.

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to companies participating in the Company’s Rapid Rewards loyalty program as business partners that are expected to be redeemed for future travel. The loyalty liability represents performance obligations that will be satisfied when a Rapid Rewards loyalty member redeems points for travel or other goods and services, or upon spoilage of the points. Points earned from flight activity are valued at their relative standalone selling price by applying fair value based on historical redemption patterns. Points earned from business partner activity, which primarily consist of points sold, along with related services, to companies participating in the Rapid Rewards loyalty program, are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partner’s customers. For points that are expected to expire unused, the Company recognizes spoilage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company records passenger revenue related to air transportation when the transportation is delivered. The marketing elements are recognized as Other - net revenue when earned. See Note 5 for further information.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2018, 2017, and 2016 was $215 million, $224 million, and $232 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 9 for further information.

Financial Derivative Instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments are accounted for as cash flow hedges upon proper qualification. The Company also has interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and has swap agreements that convert certain floating-rate debt to a fixed-rate. The majority of these interest rate hedges are appropriately designated as either fair value hedges or as cash flow hedges.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $674 million and $654 million at December 31, 2018, and 2017, respectively. Computer software depreciation expense was $155 million, $168 million, and $111 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2018, 2017, or 2016.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in Interest expense or Interest income, respectively, in the accompanying Consolidated Statement of Income. There were no material amounts recorded for penalties and interest related to uncertain tax positions for all years presented. See Note 14 for further information.

Concentration Risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. A percentage of the Company's unionized Employees, including its Flight Attendants, Customer Service Agents, Mechanics, Flight Simulator Technicians, and Material Specialists, are in discussions on labor agreements. Those unionized Employee groups in discussions represent approximately 43 percent of the Company’s full-time equivalent Employees as of December 31, 2018.

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

As of December 31, 2018, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. If the Company were unable to acquire additional aircraft or associated aircraft parts from Boeing, or Boeing were unable or unwilling to make timely deliveries of aircraft or associated parts, or to provide adequate support for its products, the Company’s operations would be materially adversely impacted. In addition, the Company would be materially adversely impacted in the event of a mechanical or regulatory issue associated with the Boeing 737 aircraft type, whether as a result of downtime for part or all of the Company’s fleet, increased maintenance costs, or because of a negative perception by the flying public. The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services and would, therefore, also be materially adversely impacted in the event of the unavailability of, inadequate support for, or a mechanical or regulatory issue associated with, engines and other parts.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements, which typically are for five to seven years, but none of which are more than 10 years in length. Some of these agreements automatically renew on an annual basis, unless either party objects to such extension. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

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

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those years. Early adoption is permitted, including during an interim period. This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement disclosures. See Note 11 for further information on the Company's fair value measurements.

On August 28, 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General. This new standard makes changes to the disclosure requirements for sponsors of defined benefit pension and/or other postretirement benefit plans to improve effectiveness of notes to the financial statements. This standard is effective for public business entities in fiscal years ending after December 15, 2020. Early adoption is permitted. Entities will apply this standard using a retrospective approach. The Company elected to early adopt this standard as of December 31, 2018, on a retrospective basis as required. Therefore disclosures within Note 13 have been reduced to reflect the elimination of certain previously required disclosures. The adoption had no impact on the Company's Net income, earnings per share, or cash flows.

On August 28, 2017, the FASB issued the New Hedging Standard. The New Hedging Standard amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The New Hedging Standard also simplifies the application of hedge accounting in certain situations. The New Hedging Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted in any interim or annual period. The Company elected to early adopt the New Hedging Standard as of January 1, 2018, utilizing a modified retrospective approach, as required. The most significant impacts of the New Hedging Standard on the Company's accounting are the elimination of the requirement to separately measure and record ineffectiveness for all cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts. Such premium expense for the Company's fuel hedges was previously reflected as a component of Other (gains) losses, net, in the Consolidated Statement of Income, but under the New Hedging Standard is reflected as a component of the line item to which the hedge relates, which is Fuel and oil expense. As such, premium expense for the years ended December 31, 2017 and 2016, has been reclassified in order to be comparative with current period results in the accompanying Consolidated Statement of Income. The impact of the cumulative effect of the adjustment to move the reporting of ineffectiveness as of January 1, 2018, to AOCI from Retained earnings, was a $20 million loss, net of taxes. The adoption and resulting reclassification had no impact on the Company's Net income, earnings per share, or cash flows. As a result of the adoption of the New Hedging Standard, however, the Company incurred no gains or losses due to ineffectiveness in Other (gains) losses, net, in the Consolidated Statement of Income, during 2018. See Note 10 for further information and for further details on gains or losses recorded due to ineffectiveness during 2017.

On March 10, 2017, the FASB issued the New Retirement Standard. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other Employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in nonoperating expenses. As required by the New Retirement Standard, the Company adopted this guidance retrospectively as of January 1, 2018, using a practical expedient which permitted the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. As such, the Company reclassified $14 million and $12 million of Salaries, wages, and benefits expense to Other (gains) and losses under the New Retirement Standard in the accompanying Consolidated Statement of Income for the years ended December 31, 2017 and 2016, respectively. The adoption and resulting reclassification had no impact on the Company's Net income, earnings per share, or cash flows.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (the "New Lease Standard"). The New Lease Standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses on the income statement in a similar manner to the current guidance in ASC 840, Leases ("ASC 840"). The lease liability will be measured as the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the lease liability. Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments will not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

The Company established a project team to evaluate and implement the New Lease Standard. The Company currently believes the most significant impact of the New Lease Standard on its accounting will be the balance sheet impact of its aircraft operating leases, which will significantly increase assets and liabilities. As of December 31, 2018, the Company had 51 leased aircraft under operating leases in its active fleet and also had another 73 aircraft under operating leases that are being subleased to another airline. The Company also has operating leases related to terminal operations space and other real estate leases. Although the real estate leases will also have a substantial impact to the balance sheet, the Company does not expect the leases related to terminal operations space to have a significant impact since variable lease payments, other than those based on an index or rate, are excluded from the measurement of the lease liability. The Company also does not expect the adoption of the New Lease Standard to impact any of its existing debt covenants.

In addition, the New Lease Standard eliminates the current build-to-suit lease accounting guidance and is expected to result in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period, including the related deferred taxes. See Note 4 for further information on the Company’s build-to-suit projects. However, given the Company's guarantee associated with the bonds issued to fund the Dallas Love Field Modernization Program (the "LFMP"), the Company believes that the remaining debt service amounts as of the adoption date would be considered a minimum rental payment under the New Lease Standard, and therefore will be recorded as a lease liability on the balance sheet and will be reduced through future debt service payments made in 2019 and beyond. The underlying leases for all of these facilities will be subject to evaluation under the New Lease Standard.

The Company plans to elect the package of practical expedients available under the transition provisions of the New Lease Standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company plans to elect the practical expedient which will allow aggregation of non-lease components with the related lease components when evaluating accounting treatment. Lastly, the Company currently plans to apply the modified retrospective adoption method, utilizing the simplified transition option available in the New Lease Standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company will adopt the New Lease Standard on January 1, 2019.

The expected impact of applying the New Lease Standard effective as of January 1, 2019, to the Company’s results of operations and cash flows is not expected to be significant. The expected major impacts to the balance sheet will be 1) the removal of approximately $1.5 billion in Assets constructed for others, net, and related Construction obligations, and 2) the addition of approximately $1.4 billion in Operating lease right of use assets and lease liabilities, which includes approximately $700 million from operating lease aircraft, approximately $450 million from the Company’s remaining obligations associated with the LFMP bonds, and approximately $220 million from other operating leases.

On May 28, 2014, the FASB issued the New Revenue Standard, also referred to as ASC 606, Revenue From Contracts With Customers ("ASC 606"), which replaces numerous revenue recognition requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with Customers. The New Revenue Standard establishes a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied in an amount that reflects the consideration the Company expects to receive in exchange for satisfaction of those performance obligations, or standalone selling price. The New Revenue Standard also requires new, expanded disclosures regarding revenue recognition. See Note 5 for further information. The Company adopted the provisions of the New Revenue Standard effective January 1, 2018, using the full retrospective method. As such, results for the years ended December 31, 2017 and 2016, have been recast under the New Revenue Standard in order to be comparative with current period results in the accompanying Consolidated Statements of Income and Cash Flows. The amounts in the accompanying Consolidated Balance Sheet as of December 31, 2017, have also been recast.

The most significant impact of the New Revenue Standard relates to the accounting for the Company’s loyalty program. The New Revenue Standard eliminated the incremental cost method for flight points awarded, which was previously allowed in prior accounting guidance. The Company now accounts for the revenue and liability for loyalty points earned through flight activity using a relative fair value approach.

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

The impacts of applying the New Revenue Standard, the New Retirement Standard, and the New Hedging Standard to the Company’s Consolidated Statement of Income for the years ended December 31, 2017 and 2016, are as follows (amounts may not recalculate due to rounding):

	Year ended December 31, 2017
(in millions), except per share amounts	As Reported	New Revenue Standard	New Retirement Standard	New Hedging Standard	As Recast
Passenger revenue	$19,141	$622	$—	$—	$19,763
Other revenue	1,857	(647)	—	—	1,210
Salaries, wages, and benefits	7,319	—	(14)	—	7,305
Fuel and oil expense	3,940	—	—	136	4,076
Other operating expenses	2,886	(39)	—	—	2,847
Other (gains) losses, net	234	—	14	(136)	112
Provision for income taxes	(237)	145	—	—	(92)
Net income	3,488	(131)	—	—	3,357
Net income per share, basic	5.80	(0.22)	—	—	5.58
Net income per share, diluted	5.79	(0.22)	—	—	5.57

	Year ended December 31, 2016
(in millions), except per share amounts	As Reported	New Revenue Standard	New Retirement Standard	New Hedging Standard	As Recast
Passenger revenue	$18,594	$474	$—	$—	$19,068
Other revenue	1,660	(610)	—	—	1,050
Salaries, wages, and benefits	6,798	—	(12)	—	6,786
Fuel and oil expense	3,647	—	—	154	3,801
Other operating expenses	2,743	(40)	—	—	2,703
Other (gains) losses, net	162	—	12	(154)	21
Provision for income taxes	1,303	(36)	—	—	1,267
Net income	2,244	(60)	—	—	2,183
Net income per share, basic	3.58	(0.10)	—	—	3.48
Net income per share, diluted	3.55	(0.10)	—	—	3.45

The impacts of applying the New Revenue Standard to the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016, are as follows (amounts may not recalculate due to rounding):

	Year ended December 31, 2017
(in millions)	As Reported	New Revenue Standard	As Recast
Net income	$3,488	$(131)	$3,357
Deferred income taxes	(1,212)	145	(1,066)
Changes in certain assets and liabilities	227	(14)	212
Net cash provided by operating activities	3,929	—	3,929

	Year ended December 31, 2016
(in millions)	As Reported	New Revenue Standard	As Recast
Net income	$2,244	$(60)	$2,183
Deferred income taxes	455	(36)	419
Changes in certain assets and liabilities	182	96	279
Net cash provided by operating activities	4,293	—	4,293

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2018	2017	2016
		As Recast	As Recast
NUMERATOR:
Net income	$2,465	$3,357	$2,183
Incremental income effect of interest on 5.25% convertible notes	—	—	2
Net income after assumed conversion	$2,465	$3,357	$2,185

DENOMINATOR:
Weighted-average shares outstanding, basic	573	601	627
Dilutive effect of Employee stock options and restricted stock units	1	2	1
Dilutive effect of 5.25% convertible notes	—	—	5
Adjusted weighted-average shares outstanding, diluted	574	603	633

NET INCOME PER SHARE:
Basic	$4.30	$5.58	$3.48
Diluted	$4.29	$5.57	$3.45

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 6), and lease arrangements (see Note 7). During the year ended December 31, 2018, the Company purchased 18 new 737 MAX 8 aircraft and 26 new 737-800 aircraft from Boeing and acquired one used 737-700 aircraft from a third party under a capital lease. The Company has firm orders in place with Boeing for 219 737 MAX 8 aircraft and 30 737 MAX 7 aircraft, as well as options for 115 737 MAX 8 aircraft as of December 31, 2018. The Company's capital commitments associated with these firm orders and additional aircraft are as follows: $924 million in 2019, $1.4 billion in 2020, $1.7 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, and $3.4 billion thereafter.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. Pursuant to an addendum entered into during 2016, the cost of the project could not exceed $333 million. In addition to significant improvements to the existing Terminal 1, the project included the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project has come directly from Broward County aviation sources, but flows through the Company in its capacity as manager of the project. Major construction on the project began during third quarter 2015. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 was substantially complete and operational as of the end of third quarter 2018. The Company has determined that due to its agreed upon role in overseeing and managing the project, it is considered the owner of the project for accounting purposes. As such, during construction the Company records expenditures as Assets constructed for others ("ACFO") in the Consolidated Balance Sheet, along with a corresponding outflow within Assets constructed for others in the Consolidated Statement of Cash Flows, and an increase to Construction obligation (with a corresponding cash inflow from Financing activities in the Consolidated Statement of Cash Flows) as reimbursements are received from Broward County. Upon completion of different phases of the project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company oversaw and managed the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project at a cost that did not exceed $526 million (including proprietary renovations, or $510 million excluding proprietary renovations). In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements.

These projects are being funded primarily using the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. Loans made under the separate credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project are being used to fund the development of each of these projects, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company has guaranteed the obligations of the RAIC under each of the credit facilities associated with the respective lease agreements. At December 31, 2018, the Company's outstanding remaining guaranteed obligations under the credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project were $111 million and $106 million, respectively.

Construction on the Terminal 1 Modernization Project began during 2014 and was substantially complete and operational during fourth quarter 2018. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be completed during 2020. The Company has determined that due to its agreed upon role in overseeing and managing these projects, it is considered the owner of these projects for accounting purposes. LAWA is reimbursing the Company (through the RAIC credit facilities) for the site improvements and non-proprietary improvements, while proprietary improvements will not be reimbursed. As a result, the costs incurred to fund these projects are included within ACFO and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying Consolidated Balance Sheet. This transaction has no impact on the Company's Consolidated Statement of Cash Flows.

Dallas Love Field

During 2008, the City of Dallas approved the Love Field Modernization Program (the "LFMP"), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or the "LFAMC," a Texas non-profit "local government corporation" established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project.

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of December 31, 2018, $416 million of principal remained outstanding. The Company utilized the accounting guidance provided for lessees involved in asset construction. Upon completion of different phases of the LFMP project, the Company has placed the associated assets in service and has begun depreciating the assets over their estimated useful lives. The corresponding LFMP liabilities are being reduced primarily through the Company's airport rental payments to the City of Dallas, as the construction costs of this project are passed through to the Company via recurring airport rates and charges. Major construction was effectively completed by December 31, 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects which were effectively completed in 2018.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field, which was completed and operational in fourth quarter 2018. The Company has not guaranteed the principal or interest payments on these bonds, but remains the accounting owner of this project.

Construction costs recorded in ACFO for the Company's various projects as of December 31, 2018, and December 31, 2017, were as follows:

		December 31, 2018			December 31, 2017
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation (b)	ACFO	ACFO, Net (a)	Construction Obligation (b)
FLL Terminal		$313	$304	$308	$258	$256	$258
LAX Terminal 1		485	459	476	433	417	433
LAX Terminal 1.5	(c)	99	99	99	31	31	31
LFMP - Terminal		545	460	502	543	474	516
LFMP - Parking Garage		200	200	200	152	152	152
HOU International Terminal	(d)	126	115	116	126	118	—
		$1,768	$1,637	$1,701	$1,543	$1,448	$1,390
(a) Net of accumulated depreciation.
(b) Construction obligation will be reduced through future facility rent payments. These future payments are not fixed per the lease agreement, but are variable and fluctuate based on various market and other factors outside the control of the Company.
(c) Project still in progress.
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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
(in millions)	2018	2017	2016
		As Recast	As Recast
Passenger non-loyalty	$17,506	$16,934	$16,534
Passenger loyalty - air transportation	2,307	2,263	1,997
Passenger ancillary sold separately	642	566	537
Total passenger revenues	$20,455	$19,763	$19,068

Passenger non-loyalty includes all revenues recognized from Passengers related to flights paid for primarily with cash or credit card. All Customers purchasing a ticket on Southwest Airlines are generally able to check up to two bags at no extra charge (with certain exceptions as stated in the Company's published Contract of Carriage), and the Company also does not charge a fee for a Customer to make a change to their flight after initial purchase, although fare differences may apply. Passenger loyalty - air transportation primarily consists of the revenue recognized associated with award flights taken by loyalty program members upon redemption of loyalty points. Passenger ancillary sold separately includes any revenue recognized associated with ancillary fees charged separately, such as in-flight purchases, EarlyBird Check-In®, and Upgraded Boarding.

Air traffic liability primarily represents tickets sold for future travel dates, funds that are past flight date and remain unused, but are expected to be used in the future, and the Company’s liability for loyalty benefits that are expected to be redeemed in the future. The majority of the Company’s tickets sold are nonrefundable. Southwest has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Refundable tickets that are sold but not flown on the travel date and canceled in accordance with the No Show policy can also be reused for another flight, up to a year from the date of sale. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has lapsed in proportion to the pattern of flights taken by the Customer. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds as the Company has then fulfilled its performance obligation. Amounts collected from passengers for ancillary services are also recognized when the service is provided, which is typically the flight date.

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

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to companies participating in the Company’s loyalty program as business partners. The loyalty liability represents the outstanding performance obligations that will be satisfied when a member redeems points for travel or other goods and services, or upon spoilage of the points. Points earned from flight activity are valued at their relative standalone selling price based on coefficients in place that determine the worth of loyalty points in relation to their redemption value to the Customer. Points purchased by business partners are subjected to an allocation methodology in which the relative fair value of the transportation and marketing elements, if any, identified in the contract are first determined, then applied to the contractual rate paid by the business partner. The terms for these agreements are no more than 10 years in length. The Company’s liability for loyalty benefits include a portion that are expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate.

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include the following:

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

•
Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ, however, based on demand, the amount of time prior to the flight, and other factors. The fare mix during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total loyalty points needed to purchase an award ticket. The mixture of these fare classes and changes in the coefficients used by the Company could cause the fair value per point to increase or decrease.

For points that are expected to expire unused, the Company recognizes spoilage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company utilizes historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners and earned through flight. The Company continues to evaluate expected spoilage annually and applies appropriate adjustments in the fourth quarter of each year, or other times, if changes in Customer behavior are detected. Changes to spoilage estimates impact revenue recognition prospectively. In most historical periods, the impact of changes in the estimated spoilage rate has not resulted in material changes to revenue recognition. However, due to the size of the Company’s liability for loyalty benefits as a result of the elimination of the incremental cost method of accounting for flight points, changes in Customer behavior and/or expected future redemption patterns could result in more significant variations in Passenger revenue under the New Revenue Standard. These analyses have not resulted in material adjustments in 2018, 2017, or 2016.

ASC 606 requires the Company to allocate consideration received to performance obligations based on the relative fair value of those obligations. The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the two performance obligations identified in the Agreement, which have been characterized as a transportation component and a marketing component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Agreement. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, and the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase.

The Company has elected the transition provision within ASC 606 to reflect the aggregate effect of historical modifications to the Agreement on January 1, 2018, when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. When applying the full retrospective adoption provisions of ASC 606, the Company determined the transaction price for all satisfied and unsatisfied performance obligations in the Agreement and performed a single allocation of the transaction price to those performance obligations, based on the relative selling prices on January 1, 2016. In applying this transition provision, the Company evaluated the historical modifications of the Agreement and did not identify any new performance obligations throughout the periods prior to adoption of the new standard. The Company did not believe it was reasonably possible to quantitatively estimate the impact of applying this transition provision to contract modifications prior to January 1, 2016.

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

•
Loyalty points redeemed for goods and/or services other than travel - Rapid Rewards Members have the option to redeem points for goods and services offered through a third party vendor, who acts as principal. The performance obligation related to the purchase of these goods and services is satisfied when the good and/or service is delivered to the Customer.

•
Marketing Royalties - As part of its Agreement with Chase, Southwest provides certain deliverables, including use of the Southwest Airlines’ brand, access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These performance obligations are satisfied each month that the Agreement is active.

As of the years ended December 31, 2018 and 2017, the components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2018	December 31, 2017
Air traffic liability - passenger travel and ancillary passenger services	$2,059	$1,898
Air traffic liability - loyalty program	3,011	2,667
Total Air traffic liability	$5,070	$4,565

The balance in Air traffic liability – passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers that are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. These performance obligations are expected to have a duration of twelve months or less; therefore, the Company has elected the provision within ASC 606 to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets. Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability – noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. The Company expects the majority of loyalty points to be redeemed within two years. A rollforward of the Company's Air traffic liability - loyalty program for the years ended December 31, 2018 and 2017 is as follows (in millions):

	Year ended December 31,
	2018	2017
Air traffic liability - loyalty program - beginning balance	$2,667	$2,485
Amounts deferred associated with points awarded	2,717	2,485
Revenue recognized from points redeemed - Passenger	(2,307)	(2,263)
Revenue recognized from points redeemed - Other	(66)	(40)
Air traffic liability - loyalty program - ending balance	$3,011	$2,667

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. A rollforward of the amounts included in Air traffic liability as of December 31, 2018 and 2017 are as follows (in millions):

Air traffic liability
Balance at December 31, 2017	$4,565
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	21,026
Revenue from amounts included in contract liability opening balances	(3,479)
Revenue from current period sales	(17,042)
Balance at December 31, 2018	$5,070

Air traffic liability
Balance at December 31, 2016	$4,221
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	20,146
Revenue from amounts included in contract liability opening balances	(3,099)
Revenue from current period sales	(16,703)
Balance at December 31, 2017	$4,565

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2018, 2017, and 2016 the Company recognized $1.1 billion, $1.0 billion, and $919 million, respectively.

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes and fees include foreign and U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, are excluded from the contract transaction price, and are therefore not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agency.

6. LONG-TERM DEBT

(in millions)	December 31, 2018	December 31, 2017
French Credit Agreements due June 2018 - 2.54%	$—	$1
Fixed-rate 737 Aircraft Notes payable through January 2018 - 7.03%	—	3
2.75% Notes due November 2019	300	300
Term Loan Agreement payable through May 2019 - 6.315%	23	66
Term Loan Agreement payable through July 2019 - 4.84%	10	19
2.65% Notes due 2020	492	491
Term Loan Agreement payable through 2020 - 5.223%	187	237
737 Aircraft Notes payable through 2020	67	155
2.75% Notes due 2022	300	300
Pass Through Certificates due 2022 - 6.24%	250	294
Term Loan Agreement payable through 2026 - 3.88%	197	215
3.00% Notes due 2026	300	300
3.45% Notes due 2027	300	300
7.375% Debentures due 2027	125	127
Capital leases	845	885
	$3,396	$3,693
Less current maturities	606	348
Less debt discount and issuance costs	19	25
	$2,771	$3,320

AirTran Holdings is party to aircraft purchase financing facilities, and as of December 31, 2018, nine Boeing 737 aircraft remained that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2018, the weighted average interest rate was 4.06 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2018, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The remaining notes mature in years 2019 and 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire as the underlying notes mature.

AirTran Holdings was previously a party to an additional aircraft purchase financing facility, and one Boeing 737 aircraft was financed under the fixed-rate facility. The note was secured by a first mortgage on the aircraft to which it related. The remaining note matured on January 11, 2018.

During November 2017, the Company issued $300 million senior unsecured notes due 2022. The notes bear interest at 2.75 percent. Interest is payable semi-annually in arrears on May 16 and November 16.

Also during November 2017, the Company issued $300 million senior unsecured notes due 2027. The notes bear interest at 3.45 percent. Interest is payable semi-annually in arrears on May 16 and November 16.

During November 2016, the Company issued $300 million senior unsecured notes due 2026. The notes bear interest at 3.00 percent. Interest is payable semi-annually in arrears on May 15 and November 15.

During October 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan matures on October 31, 2026, and is repayable via semi-annual installments of principal that began on April 30, 2018. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 1.10 percent, which equates to a current rate of 3.88 percent, and interest is payable semi-annually in installments.

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

During November 2014, the Company issued $300 million senior unsecured notes due November 2019. The notes bear interest at 2.75 percent, payable semi-annually in arrears on May 6 and November 6. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement.

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan matures on July 1, 2019, and is repayable semi-annually in installments of principal and interest that began on January 1, 2010. The loan bears interest at a fixed rate of 4.84 percent. In September 2015, the Company prepaid $24 million on the loan agreement, which in turn released one of the encumbered aircraft. As such, the remaining four aircraft related to this transaction were still encumbered as of December 31, 2018.

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan matures on May 6, 2019, and is being repaid via quarterly installments of principal and interest that began on August 6, 2009. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 6.315 percent until maturity.

On May 6, 2008, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans mature on May 9, 2020, and are being repaid via quarterly installments of principal and interest that began on August 9, 2008. The loans bear interest at the LIBO Rate (as defined in the term loan agreement) plus 0.95 percent. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 5.223 percent until maturity.

On October 3, 2007, grantor trusts established by the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15 percent Series A certificates and $88 million 6.65 percent Series B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes in the same amounts, which were issued by the Company on a full recourse basis. Payments on the equipment notes held in each trust are passed through to the holders of certificates of such trust. The equipment notes were issued for each of 16 Boeing 737-700 aircraft owned by the Company and are secured by a mortgage on each aircraft. Beginning February 1, 2008, principal and interest payments on the equipment notes held for both series of certificates became due semi-annually until the balance of the certificates mature on August 1, 2022. Prior to their issuance, the Company also entered into swap agreements to hedge the variability in interest rates on the Pass Through Certificates. The swap agreements were accounted for as cash flow hedges, and resulted in a payment by the Company of $20 million upon issuance of the Pass Through Certificates. The effective portion of the hedge is being amortized to interest expense concurrent with the amortization of the debt and is reflected in the above table as a reduction in the debt balance. The ineffectiveness of the hedge transaction was immaterial.

In fourth quarter 2004, the Company entered into four identical 13-year floating-rate financing arrangements, whereby it borrowed a total of $112 million from French banking partnerships. The borrowings matured and were redeemed in full on June 30, 2018, utilizing available cash on hand.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $170 million at December 31, 2018.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft, was $1.5 billion at December 31, 2018. In addition, the Company has pledged a total of up to 74 of its Boeing 737-700 and 24 of its Boeing 737-800 aircraft at a net book value of $2.1 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2018, aggregate annual principal maturities of debt and capital leases (not including amounts associated with interest rate swap agreements, interest on capital leases, amortization of capital lease incentives, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2023, and thereafter, were $590 million in 2019, $821 million in 2020, $172 million in 2021, $477 million in 2022, $105 million in 2023, and $1.1 billion thereafter.

7. LEASES

The Company's fleet included 51 aircraft on operating lease and 72 aircraft on capital lease as of December 31, 2018, compared with 53 aircraft on operating lease and 69 aircraft on capital lease, as of December 31, 2017. Amounts applicable to these aircraft on capital lease that are included in property and equipment were:

(in millions)	2018	2017
Flight equipment	$1,329	$1,207
Less: accumulated amortization	304	172
	$1,025	$1,035

Total rental expense for operating leases, both aircraft and other, charged to operations in 2018, 2017, and 2016 was $935 million, $939 million, and $932 million, respectively. The majority of the Company’s terminal operations space, as well as 124 aircraft, including 73 B717s subleased to Delta, were under operating leases at December 31, 2018. For aircraft operating leases and for terminal operating leases and other real estate leases, expense is recorded on a straight–line basis and included in Other operating expenses and in Landing fees and airport rentals, respectively, in the Consolidated Statement of Income. The majority of the Company’s terminal operations space payments are considered variable, and thus excluded from the Company’s disclosures of future minimum lease payments. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2018, were:

(in millions)	Capital leases	Operating leases	Subleases	Operating leases, net
2019	$111	$348	$(92)	$256
2020	109	357	(78)	279
2021	105	244	(41)	203
2022	100	172	(17)	155
2023	97	146	(7)	139
Thereafter	335	474	(1)	473
Total minimum lease payments	$857	$1,741	$(236)	$1,505
Less amount representing interest	126
Present value of minimum lease payments (a)	731
Less current portion	85
Long-term portion	$646
(a) Excludes lease incentive obligation of $114 million.

The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor’s defined cost of the aircraft.

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease all 88 of AirTran Airways' B717s to Delta at agreed-upon lease rates. Three operating leases expired during 2018, and, as of December 31, 2018, the following remained: 73 operating leases, ten owned, and two capital leases. The sublease terms for the 73 B717s on operating lease and the two B717s on capital lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which range from approximately one to six years. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the remaining lease terms are up to four years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The ten owned B717s are accounted for as sales type leases, the two B717s classified by the Company as capital leases are accounted for as direct financing leases, and the remaining 73 subleases are accounted for as operating leases with Delta. There are no contingent payments and no significant residual value conditions associated with the transaction.

During 2017, the Company retired its remaining 87 Classic aircraft, which included 61 Classic aircraft grounded in September 2017 as part of an accelerated retirement schedule. The Company recorded a charge of $63 million, within Other operating expenses in the accompanying Consolidated Statement of Income, related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. As of December 31, 2018, the remaining amounts associated with the cease-use liability have been paid in full.

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2018, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 29 million shares had not been granted) through various share-based compensation arrangements. See Note 9 to the Consolidated Financial Statements for information regarding the Company's equity plans.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2018, 2017, and 2016, reflects share-based compensation expense of $46 million, $37 million, and $33 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2018, 2017, and 2016, was not material. As of December 31, 2018, there was $51 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The Company expects substantially all unvested awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which has been approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2018, 2017, and 2016. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. The PBRSUs granted in January 2016 and February 2017 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, before taxes and excluding special items, for the defined performance period and the individual’s continued employment or service. The PBRSUs granted in January 2018 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, after taxes and excluding special items, for the defined performance period and the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Return on Invested Capital performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2015	1,485		$30.17
Granted	675	(a)	37.29
Vested	(665)		23.29
Surrendered	(56)		36.29
Outstanding December 31, 2016	1,439		36.52
Granted	717	(b)	52.73
Vested	(806)		30.23
Surrendered	(56)		43.86
Outstanding December 31, 2017, Unvested	1,294		45.32
Granted	782	(c)	60.80
Vested	(670)		45.11
Surrendered	(64)		47.05
Outstanding December 31, 2018, Unvested	1,342		52.56
(a) Includes 247 thousand PBRSUs
(b) Includes 235 thousand PBRSUs
(c) Includes 308 thousand PBRSUs

In addition, the Company granted approximately 28 thousand shares of unrestricted stock at a weighted average grant price of $53.01 in 2018, approximately 26 thousand shares at a weighted average grant price of $57.04 in 2017, and approximately 27 thousand shares at a weighted average grant price of $42.90 in 2016, to members of its Board of Directors.

A remaining balance of up to 21 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 8 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

The following table provides information about the Company’s ESPP activity during 2018, 2017, and 2016:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Period	(in thousands)	per share	under the ESPP
As of December 31, 2016	622	$36.57	$4.06
As of December 31, 2017	544	$50.13	$5.57
As of December 31, 2018	661	$50.73	$5.64
(a) The weighted-average fair value of each purchase right under the ESPP granted is equal to ten percent discount from the market value of the Common Stock at the end of each monthly purchase period.

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

For 2018, the Company had fuel derivative instruments in place for up to 79 percent of its fuel consumption. As of December 31, 2018, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 70 percent of its 2019 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis considering current market prices:

	Maximum fuel hedged as of
	December 31, 2018	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2018
2019	1,519	WTI crude and Brent crude oil
2020	1,207	WTI crude and Brent crude oil
2021	466	WTI crude and Brent crude oil
2022	88	WTI crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. The Company adopted the New Hedging Standard as of January 1, 2018. See Note 2 for further information on this adoption. Under the New Hedging Standard, all periodic changes in fair value of the derivatives designated as hedges are recorded in AOCI until the underlying jet fuel is consumed. See Note 12. Prior to the adoption of the New Hedging Standard, ineffectiveness resulted when the change in the fair value of the derivative instrument exceeded the change in the value of the Company’s expected future cash outlay to purchase and consume jet fuel. Prior to 2018, those expected future cash outlays represented forecasted forward jet fuel prices, which were estimated through utilization of a statistical–based regression equation with data from market forward prices of like commodities. This equation was then adjusted for certain items, such as transportation costs, that are stated in the Company’s fuel purchasing contracts with its vendors. To the extent that the periodic changes in the fair value of the derivatives were ineffective, the ineffective portion was recorded to Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change.

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2018, 2017, or 2016.

Accounting pronouncements pertaining to derivative instruments and hedging are complex with stringent requirements, including the documentation of a Company hedging strategy, statistical analysis to qualify a commodity for hedge accounting both on a historical and a prospective basis, and strict contemporaneous documentation that is required at the time each hedge is designated by the Company. This statistical analysis involves utilizing regression analyses that compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$43	$112	$—	$—
Fuel derivative contracts (gross)	Other assets	95	136	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	2	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	12	20
Total derivatives designated as hedges		$138	$248	$14	$20
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$35	$—	$35
Interest rate derivative contracts	Accrued liabilities	—	—	—	1
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	1
Total derivatives not designated as hedges		$—	$35	$—	$37
Total derivatives		$138	$283	$14	$57

(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	December 31,		December 31,
(in millions)	2018	2017	2018	2017
Long-term debt less current maturities	$791	$791	$11	$12
(a) At December 31, 2018 and 2017, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $20 million and $21 million, respectively.

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2018	2017
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$—	$15
Due to third parties for fuel contracts	Accounts payable	—	29
Receivable from third parties for fuel contracts	Accounts and other receivables	2	—

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2018				December 31, 2017
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$43	$—	$43		$147	$(50)	$97
Fuel derivative contracts	Other assets	$95	$—	$95	(a)	$136	$—	$136	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2018				December 31, 2017
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—		$50	$(50)	$—
Interest rate derivative contracts	Accrued liabilities	$2	$—	$2		$1	$—	$1
Interest rate derivative contracts	Other noncurrent liabilities	$12	$—	$12	(a)	$21	$—	$21	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2018 and 2017:

Location and amount of (gain) loss recognized in income on cash flow and fair value hedging relationships
	Year ended December 31, 2018		Year ended December 31, 2017
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$(33)	$37	$552	$33

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(33)	—	552	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	6	—	11

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	23	—	23
Derivatives designated as hedging instruments	—	8	—	(1)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives				(Gain) loss recognized in income on derivatives (ineffective portion)(a)
	Year ended				Year ended
	December 31,				December 31,
(in millions)	2018		2017		2018	2017
Fuel derivative contracts	$1	*	$32	*	$—	$31
Interest rate derivatives	(1)	*	—	*	—	1
Total	$—		$32		$—	$32
*Net of tax
(a) Amounts are included in Other (gains) losses, net.

Derivatives not designated as hedges
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2018	2017	on derivatives
Fuel derivative contracts	$—	$75	Other (gains) losses, net
Interest rate derivatives	(2)	(4)	Interest Expense
Total	$(2)	$71

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2018, 2017, and 2016 of $135 million, $136 million, and $154 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the Consolidated Statement of Income during the period the contracts settle.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2018, recorded in AOCI, were approximately $36 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2018.

Interest Rate Swaps

The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. The New Hedging Standard also addresses targeted improvements to special hedge accounting for interest rate hedges. Though the Company did not make any changes to the accounting for its current interest rate hedges as of the January 2018 adoption date, the New Hedging Standard provides the Company with more opportunities to achieve special hedge accounting for potential interest rate hedges in the future. Several of the Company's interest rate swap agreements qualify for the "shortcut" method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" method of accounting, ineffectiveness is required to be measured at each reporting period. The ineffectiveness associated with all of the Company’s interest rate swap agreements for all periods presented was not material.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a net liability of $14 million are fair value hedges, cash flow hedges, and interest rate derivatives not utilizing hedge accounting, and are classified as components of Accrued liabilities and Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI, fair value hedges is to the carrying value of the long-term debt, and interest rate derivatives not utilizing hedge accounting is to Interest expense. See Note 12.

The Company has fixed-to-floating interest rate swap agreements in place associated with its $500 million 2.65 percent Notes due 2020 and its $300 million 2.75 percent Notes due 2019 that are accounted for as fair value hedges. As a result of the fixed-to-floating interest rate swap agreements in place, the average floating rate recognized during 2018 was approximately 3.58 percent on the $500 million Notes, and approximately 3.40 percent on the $300 million Notes, based on actual and forward rates as of December 31, 2018.

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

There are also a number of interest rate swap agreements, which convert a portion of AirTran Holdings' floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2019 and 2020, AirTran Holdings pays fixed rates between 4.35 percent and 5.91 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2018, was $57 million. The mark-to-market impact associated with these hedges for all periods presented was not material.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2018, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2018, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other(a)	Total
Fair value of fuel derivatives	$38	$23	$43	$12	$5	$10	$7	$138
Cash collateral held from CP	—	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	>(50)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(125)	>(70)(e)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>125(e)	>100(e)	>70(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(g)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A

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

As of December 31, 2018, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018, and December 31, 2017:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,392	$1,392	$—	$—
Commercial paper	454	—	454	—
Certificates of deposit	8	—	8	—
Short-term investments:
Treasury bills	1,582	1,582	—	—
Certificates of deposit	228	—	228	—
Time deposits	25	—	25	—
Fuel derivatives:
Option contracts (b)	138	—	—	138
Other available-for-sale securities	127	127	—	—
Total assets	$3,954	$3,101	$715	$138
Liabilities
Interest rate derivatives (see Note 10)	(14)	—	(14)	—

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 10.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,133	$1,133	$—	$—
Commercial paper	350	—	350	—
Certificates of deposit	12	—	12	—
Short-term investments:
Treasury bills	1,491	1,491	—	—
Certificates of deposit	287	—	287	—
Fuel derivatives:
Option contracts (b)	283	—	—	283
Other available-for-sale securities	107	107	—	—
Total assets	$3,663	$2,731	$649	$283
Liabilities
Fuel derivatives:
Option contracts (b)	(35)	—	—	(35)
Interest rate derivatives (see Note 10)	(22)	—	(22)	—
Total liabilities	$(57)	$—	$(22)	$(35)

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2018 or 2017. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2018 and 2017:

Fair value measurements using significant unobservable inputs (Level 3)
	Fuel
(in millions)	derivatives
Balance at December 31, 2017	$248
Total losses (realized or unrealized) included in other comprehensive income	(1)
Purchases	66	(a)
Sales	(4)	(a)
Settlements	(171)
Balance at December 31, 2018	$138

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives is purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
	Fuel
(in millions)	derivatives
Balance at December 31, 2016	$(258)
Total losses (realized or unrealized)
Included in earnings	(125)
Included in other comprehensive income	(50)
Purchases	142	(a)
Sales	—	(a)
Settlements	539
Balance at December 31, 2017	$248
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$(42)

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2018:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2019	29-49%
			2020	22-31%
			2021	19-24%
			2022	20-21%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2018, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under five of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due November 2019	$300	$299	Level 2
Term Loan Agreement payable through May 2019 - 6.315%	23	23	Level 3
Term Loan Agreement payable through July 2019 - 4.84%	10	10	Level 3
2.65% Notes due 2020	492	486	Level 2
Term Loan Agreement payable through 2020 - 5.223%	187	187	Level 3
737 Aircraft Notes payable through 2020	67	67	Level 3
2.75% Notes due 2022	300	293	Level 2
Pass Through Certificates due 2022 - 6.24%	250	263	Level 2
Term Loan Agreement payable through 2026 - 3.88%	197	197	Level 3
3.00% Notes due 2026	300	279	Level 2
3.45% Notes due 2027	300	286	Level 2
7.375% Debentures due 2027	125	146	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2018 and 2017:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(499)	$(18)	$(14)	$20	$188	$(323)
Changes in fair value	(50)	—	5	13	11	(21)
Reclassification to earnings	552	11	—	—	(207)	356
Balance at December 31, 2017	$3	$(7)	$(9)	$33	$(8)	$12
ASU 2017-12 adoption adjustment (a)	(26)	—	—	—	6	(20)
ASU 2018-02 stranded AOCI adoption adjustment (b)	—	—	—	—	2	2
Changes in fair value	—	1	67	(8)	(14)	46
Reclassification to earnings	(33)	6	—	—	7	(20)
Balance at December 31, 2018	$(56)	$—	$58	$25	$(7)	$20

(a) The Company adopted the New Hedging Standard as of January 1, 2018. See Note 2 for further information on this adoption.
(b) The Company adopted the Reclassification of Certain Tax Effects from AOCI as of January 1, 2018, which allowed the Company to reclassify to Retained earnings any tax effects stranded in AOCI as a result of the Tax Cuts and Jobs Act enacted in December 2017.

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2018:

Year ended December 31, 2018
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(33)	Fuel and oil expense
	(8)	Less: Tax expense
	$(25)	Net of tax
Unrealized loss on interest rate derivative instruments	$6	Interest expense
	1	Less: Tax expense
	$5	Net of tax

Total reclassifications for the period	$(20)	Net of tax

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

Amounts associated with the Company's defined contribution plans expensed in 2018, 2017, and 2016, reflected as a component of Salaries, wages, and benefits, were $1.0 billion, $1.0 billion, and $937 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation ("APBO") for the years ended December 31, 2018 and 2017:

(in millions)	2018	2017
APBO at beginning of period	$275	$256
Service cost	18	18
Interest cost	9	11
Benefits paid	(5)	(8)
Actuarial gain	(69)	(2)
Plan amendments	4	—
APBO at end of period	$232	$275

During 2018, the Company recorded a $69 million actuarial gain as a decrease to the APBO with an offset to AOCI. This actuarial gain is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial gain was the expected per capita costs for future qualifying retirees, which reflects lower expectations based on recent history.

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $8 million in 2019, $9 million in 2020, $10 million in 2021, $11 million in 2022, $13 million in 2023, and $93 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2018 and 2017.

(in millions)	2018	2017
Funded status	$(232)	$(275)
Unrecognized net actuarial (gain) loss	(64)	5
Unrecognized prior service cost	5	4
Accumulated other comprehensive income (loss)	59	(9)
Cost recognized on Consolidated Balance Sheet	$(232)	$(275)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2018, 2017, and 2016, included the following:

(in millions)	2018	2017	2016
Service cost	$18	$18	$13
Interest cost	9	11	9
Amortization of prior service cost	3	3	3
Net periodic postretirement benefit cost	$30	$32	$25

Service cost is recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income. Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2018, 2017, and 2016:

	2018	2017	2016
Weighted-average discount rate	4.35%	3.65%	4.25%
Assumed healthcare cost trend rate (a)	7.13%	7.08%	7.08%

(a)	The assumed healthcare cost trend rate is assumed to be 7.13% for 2019, then decline gradually to 5.19% by 2027 and remain level thereafter.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate increased during 2018 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. At December 31, 2017, the Company calculated the accounting for the tax effects of enactment of the Act as written, and recorded the effects on the existing deferred tax balances. The components of deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	2018	2017
(in millions)		As Recast
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,395	$3,123
Other	92	83
Total deferred tax liabilities	3,487	3,206
DEFERRED TAX ASSETS:
Construction obligation	355	318
Accrued employee benefits	329	301
Rapid rewards loyalty liability	267	338
Other	109	130
Total deferred tax assets	1,060	1,087
Net deferred tax liability	$2,427	$2,119

The provision (benefit) for income taxes is composed of the following:

	2018	2017	2016
(in millions)		As Recast	As Recast
CURRENT:
Federal	$338	$904	$778
State	60	72	69
Total current	398	976	847
DEFERRED:
Federal	299	200	393
State	2	2	27
Change in federal statutory tax rate	—	(1,270)	—
Total deferred	301	(1,068)	420
	$699	$(92)	$1,267

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

	2018	2017	2016
(in millions)		As Recast	As Recast
Tax at statutory U.S. tax rates	$664	$1,143	$1,208
State income taxes, net of federal benefit	49	50	62
Change in federal statutory tax rate	—	(1,270)	—
Other, net	(14)	(15)	(3)
Total income tax provision (benefit)	$699	$(92)	$1,267

The only period subject to examination for the Company’s federal tax return is the 2018 tax year. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

15. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2018	December 31, 2017
Derivative contracts	$95	$136
Intangible assets, net	400	413
Capital lease receivable	61	76
Other	164	161
Other assets	$720	$786

(in millions)	December 31, 2018	December 31, 2017
Accounts payable trade	$263	$186
Salaries payable	216	201
Taxes payable	220	203
Aircraft maintenance payable	69	38
Fuel payable	122	123
Other payable	526	569
Accounts payable	$1,416	$1,320

(in millions)	December 31, 2018	December 31, 2017
Profitsharing and savings plans	$580	$579
Aircraft and other lease related obligations	37	40
Permanently grounded aircraft liability	—	34
Vacation pay	403	365
Health	107	100
Workers compensation	166	172
Property and income taxes	68	57
Other	388	353
Accrued liabilities	$1,749	$1,700

(in millions)	December 31, 2018	December 31, 2017
Postretirement obligation	$232	$275
Non-current lease-related obligations	48	85
Permanently grounded aircraft liability	—	13
Other deferred compensation	247	237
Derivative contracts	12	21
Other	111	76
Other noncurrent liabilities	$650	$707

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its revenue from contracts with customers, postretirement benefit cost and financial derivatives instruments in 2018 due to the full retrospective adoption of ASU No. 2014-09, Revenue from Contracts with Customers, retrospective adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and modified retrospective adoption of ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities.

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
February 5, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 5, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 5, 2019

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2018
Operating revenues	$4,944	$5,742	$5,575	$5,704
Operating income	616	972	798	820
Income before income taxes	602	960	786	817
Net income	463	733	615	654
Net income per share, basic	0.79	1.27	1.08	1.17
Net income per share, diluted	0.79	1.27	1.08	1.17

	March 31	June 30	Sept. 30	Dec. 31
	As Recast	As Recast	As Recast	As Recast
2017
Operating revenues	$4,854	$5,731	$5,303	$5,258
Operating income	606	1,215	845	741
Income before income taxes	532	1,165	832	736
Net income	339	743	528	1,747	(a)
Net income per share, basic	0.55	1.23	0.88	2.95	(a)
Net income per share, diluted	0.55	1.23	0.88	2.94	(a)

(a) Includes a $1.3 billion reduction in Provision for income taxes related to the Tax Cuts and Jobs Act legislation enacted in December 2017, which resulted in a re-measurement of the Company's deferred tax assets and liabilities at the new federal corporate tax rate of 21 percent. See Note 14 to the Consolidated Financial Statements for further information.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018, regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,359,313	(1)	$6.75	(2)	29,130,404	(3)
Equity Compensation Plans not Approved by Security Holders	2,100		$9.43		—
Total	1,361,413		$6.75	(2)	29,130,404

(1)	Includes 17,383 shares of common stock issuable upon exercise of outstanding stock options and 1,341,930 restricted share units settleable in shares of the Company’s common stock.

(2)	The weighted-average exercise price does not take into account the restricted share units discussed in footnote (1) above because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 8,169,202 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 20,961,202 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,183,299 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Supplemental Agreement No. 98 (incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 99 (incorporated by reference to Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-7259)); Supplemental Agreement No. 100 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 101 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 102 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 103 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-KLK-0059R3 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 104 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)). (1)

10.2
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.3
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 1, 2011 (File No. 1-7259)). (2)

10.4
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

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

10.16
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 2 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259));  Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 4 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 6 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 7 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-KLK-0059R3 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 8 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 9 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)); Supplemental Agreement No. 10 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)). (1)

10.16 (a)	Supplemental Letter Agreement No. 03729-LA-1808800, dated December 10, 2018, between The Boeing Company and the Company. (1)

10.17	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

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

SOUTHWEST AIRLINES CO.

February 5, 2019	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 5, 2019, on behalf of the registrant and in the capacities indicated.

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