Form 10-Q
period 2019-03-31
SOUTHWEST AIRLINES CO
filed 2019-04-30
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Number of shares of Common Stock outstanding as of the close of business on April 26, 2019: 543,064,878

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2019 and 2018
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,344	$1,854
Short-term investments	1,517	1,835
Accounts and other receivables	784	568
Inventories of parts and supplies, at cost	484	461
Prepaid expenses and other current assets	354	310
Total current assets	5,483	5,028

Property and equipment, at cost:
Flight equipment	21,666	21,753
Ground property and equipment	5,082	4,960
Deposits on flight equipment purchase contracts	780	775
Assets constructed for others	120	1,768
	27,648	29,256
Less allowance for depreciation and amortization	9,875	9,731
	17,773	19,525
Goodwill	970	970
Operating lease right-of-use assets	1,508	—
Other assets	725	720
	$26,459	$26,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,412	$1,416
Accrued liabilities	1,350	1,749
Current operating lease liabilities	361	—
Air traffic liability	5,029	4,134
Current maturities of long-term debt	571	606
Total current liabilities	8,723	7,905

Long-term debt less current maturities	2,602	2,771
Air traffic liability - noncurrent	985	936
Deferred income taxes	2,480	2,427
Construction obligation	120	1,701
Noncurrent operating lease liabilities	1,150	—
Other noncurrent liabilities	608	650
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,513	1,510
Retained earnings	16,320	15,967
Accumulated other comprehensive income	96	20
Treasury stock, at cost	(8,946)	(8,452)
Total stockholders' equity	9,791	9,853
	$26,459	$26,243
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2019	2018
OPERATING REVENUES:
Passenger	$4,745	$4,585
Freight	42	42
Other	362	317
Total operating revenues	5,149	4,944

OPERATING EXPENSES:
Salaries, wages, and benefits	1,976	1,821
Fuel and oil	1,015	1,018
Maintenance materials and repairs	293	257
Landing fees and airport rentals	333	330
Depreciation and amortization	297	277
Other operating expenses	730	625
Total operating expenses	4,644	4,328

OPERATING INCOME	505	616

OTHER EXPENSES (INCOME):
Interest expense	31	32
Capitalized interest	(9)	(10)
Interest income	(23)	(12)
Other (gains) losses, net	2	4
Total other expenses (income)	1	14

INCOME BEFORE INCOME TAXES	504	602
PROVISION FOR INCOME TAXES	117	139

NET INCOME	$387	$463

NET INCOME PER SHARE, BASIC	$0.70	$0.79

NET INCOME PER SHARE, DILUTED	$0.70	$0.79

COMPREHENSIVE INCOME	$463	$547

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	551	587
Diluted	552	588
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Quarter ended March 31, 2018
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017	$808	$1,451	$13,832	$12	$(6,462)	$9,641
Cumulative effect of adopting Accounting Standards Update No. 2017-12, Targeted Improvements to Accounting for Hedging Activities	—	—	18	(18)	—	—
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(9)	—	—	5	(4)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $.125 per share	—	—	(75)	—	—	(75)
Comprehensive income	—	—	463	84	—	547
Balance at March 31, 2018	$808	$1,452	$14,238	$78	$(6,957)	$9,619

	Quarter ended March 31, 2019
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842 (See Note 2)	—	—	55	—	—	55
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	6	(4)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.160 per share	—	—	(89)	—	—	(89)
Comprehensive income	—	—	387	76	—	463
Balance at March 31, 2019	$808	$1,513	$16,320	$96	$(8,946)	$9,791

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$387	$463
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	297	277
Unrealized/realized gains on fuel derivative instruments	—	(7)
Deferred income taxes	13	72
Changes in certain assets and liabilities:
Accounts and other receivables	(222)	(15)
Other assets	29	(178)
Accounts payable and accrued liabilities	(257)	(501)
Air traffic liability	944	866
Other liabilities	(69)	—
Cash collateral received from derivative counterparties	15	65
Other, net	(32)	(40)
Net cash provided by operating activities	1,105	1,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(160)	(409)
Assets constructed for others	—	(24)
Purchases of short-term investments	(251)	(200)
Proceeds from sales of short-term and other investments	575	560
Net cash provided by (used in) investing activities	164	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	10	9
Reimbursement for assets constructed for others	—	139
Payments of long-term debt and finance lease obligations	(99)	(82)
Payments of cash dividends	(178)	(148)
Repayment of construction obligation	—	(7)
Repurchase of common stock	(500)	(500)
Other, net	(12)	(13)
Net cash used in financing activities	(779)	(602)

NET CHANGE IN CASH AND CASH EQUIVALENTS	490	327

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,854	1,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,344	$1,822

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$15	$18
Income taxes	$4	$4

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under finance leases	$1	$14
Assets constructed for others	$21	$40
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2019 and 2018 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Southwest Airlines Co. Annual Report on Form 10-K for the year ended December 31, 2018.

Effective as of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, codified in Accounting Standards Codification ("ASC") 842 (the "New Lease Standard"). All amounts and disclosures set forth in this Form 10-Q for first quarter 2019 reflect the adoption of this ASU, while all periods prior to 2019 remain in accordance with prior accounting requirements. See Note 2 for further information.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On August 29, 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software. This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to (i) capitalize as assets and amortize over the term of the hosting arrangement or (ii) expense as incurred. This new standard is effective for public business entities in fiscal years beginning after December 15, 2019. Early adoption is permitted, including during an interim period. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those years. Early adoption is permitted, including during an interim period. This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement disclosures. See Note 8 for further information

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

on the Company's fair value measurements.

On February 25, 2016, the FASB issued the New Lease Standard. The New Lease Standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases (with the exception of short-term leases, as defined in the New Lease Standard) at the lease commencement date and recognize expenses on the income statement in a similar manner to the legacy guidance in ASC 840, Leases ("ASC 840"). The lease liability is measured as the present value of the unpaid lease payments and the right-of-use asset will be derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election is made upon adoption, per the provisions of the New Lease Standard.

The Company adopted the provisions of the New Lease Standard effective January 1, 2019, using the modified retrospective adoption method, utilizing the simplified transition option available in the New Lease Standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients available under the transition provisions of the New Lease Standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases.

In addition, the New Lease Standard eliminated the previous build-to-suit lease accounting guidance and resulted in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period, including the related deferred taxes. However, given the Company's guarantee associated with the bonds issued to fund the Dallas Love Field Modernization Program (the "LFMP"), the remaining debt service amount as of the adoption date was considered a minimum rental payment under the New Lease Standard, and therefore was recorded as a lease liability on the unaudited Condensed Consolidated Balance Sheet that will be reduced through future debt service payments made in 2019 and beyond. See Note 7 for disclosures related to the New Lease Standard, and Note 10 for further information on the Company’s build-to-suit projects.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the unaudited Condensed Consolidated Balance Sheet impact of applying the New Lease Standard effective as of January 1, 2019. The impact to the Company's results of operations and cash flows was not significant:

	Balance as of January 1, 2019
(in millions)	Balances removed under prior accounting	Balances added under New Lease Standard	Net impact of New Lease Standard
Prepaid expenses and other current assets	$1	$—	$(1)
Flight equipment	—	(110)	(110)
Assets constructed for others	1,669	—	(1,669)
Less allowance for depreciation and amortization	(166)	(2)	164
Operating lease right-of-use assets	—	1,466	1,466
Other assets	121	—	(121)
Total assets	$1,625	$1,354	$(271)

Accounts payable	$8	$—	$(8)
Accrued liabilities	37	—	(37)
Current operating lease liabilities	—	355	355
Current maturities of long-term debt	—	(14)	(14)
Long-term debt less current maturities	—	(96)	(96)
Deferred income taxes	(17)	—	17
Construction obligation	1,602	—	(1,602)
Noncurrent operating lease liabilities	—	1,119	1,119
Other noncurrent liabilities	60	—	(60)
Retained earnings	(65)	(10)	55
Total liabilities and stockholders' equity	$1,625	$1,354	$(271)

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

For the three months ended March 31, 2019, the Company had fuel derivative instruments in place for up to 84 percent of its fuel consumption. As of March 31, 2019, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 67 percent of its remaining 2019 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis considering current market prices:

	Maximum fuel hedged as of
	March 31, 2019	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2019
Remainder of 2019	1,103	WTI crude and Brent crude oil
2020	1,301	WTI crude oil, Brent crude oil, and Heating oil
2021	698	WTI crude and Brent crude oil
2022	88	WTI crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All periodic changes in fair value of the derivatives designated as hedges are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4.

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2018, or during the three months ended March 31, 2019.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2019	12/31/2018	3/31/2019	12/31/2018
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$104	$43	$—	$—
Fuel derivative contracts (gross)	Other assets	150	95	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	15	2
Interest rate derivative contracts	Other noncurrent liabilities	—	—	8	12
Total derivatives designated as hedges		$254	$138	$23	$14
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	March 31,		March 31,
(in millions)	2019	2018	2019	2018
Current maturities of long-term debt	$300	$—	$2	$—
Long-term debt less current maturities	495	784	13	5
	$795	$784	$15	$5
(a) At March 31, 2019 and 2018, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $20 million and $21 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company also had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2019	2018
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$15	$—
Due to third parties for fuel contracts	Accounts payable	7	—
Receivable from third parties for fuel contracts	Accounts and other receivables	6	2

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2019				December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$104	$(15)	$89		$43	$—	$43
Fuel derivative contracts	Other assets	$150	$—	$150	(a)	$95	$—	$95	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2019			December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Interest rate derivative contracts	Accrued liabilities	$15	$—	$15	$2	$—	$2
Interest rate derivative contracts	Other noncurrent liabilities	$8	$—	$8	$12	$—	$12

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018:

Location and amount of loss recognized in income on cash flow and fair value hedging relationships
	Three months ended March 31, 2019		Three months ended March 31, 2018
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$11	$8	$4	$10

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	11	—	4	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	1	—	2

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	6	—	6
Derivatives designated as hedging instruments	—	1	—	2

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives
	Three months ended
	March 31,
(in millions)	2019		2018
Fuel derivative contracts	$(68)	*	$(78)	*
Interest rate derivatives	12	*	(1)	*
Total	$(56)		$(79)

*Net of tax

Derivatives not designated as hedges
	Gain recognized in income on derivatives

	Three months ended		Location of gain recognized in income on derivatives
	March 31,
(in millions)	2019	2018
Interest rate derivatives	—	(1)	Interest expense

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2019 and 2018 of $28 million and $34 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contracts settle.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized gains from fuel hedges as of March 31, 2019, recorded in AOCI, were approximately $12 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2019.

Interest Rate Swaps
The Company is party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the "shortcut" method of accounting for hedges, which dictates that the hedges are assumed to be perfectly effective, and thus there is no ineffectiveness to be recorded in earnings.

During first quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements related to a series of 12 aircraft leases with deliveries scheduled between July 2019 and February 2020. These lease contracts expose the Company to interest rate risk as the rental payments are adjusted and become fixed based on the 9-year swap rate at the time of delivery. The primary objective for these interest rate derivatives was to hedge the forecasted monthly rental payments. These swap agreements provide for a single payment at maturity based upon the change in the 9-year swap rate between the execution date and the termination date. These interest rate derivatives qualify for the "critical terms match" method of accounting for cash flow hedges, which dictates that the hedges are assumed to be perfectly effective, and thus there is no ineffectiveness to be recorded in earnings.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is measured at each reporting period. The ineffectiveness associated with all of the Company’s interest rate swap agreements for all periods presented was not material.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2019, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$68	$52	$73	$22	$12	$13	$14	$254
Cash collateral held from CP	15	—	—	—	—	—	—	15
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	>(50)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(125)	>(70)(e)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>125(e)	>100(e)	>70(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(g)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives < $10 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
(in millions)	2019	2018
NET INCOME	$387	$463
Unrealized gain on fuel derivative instruments, net of deferred taxes of $22 and $25	76	81
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($3) and $-	(11)	3
Other, net of deferred taxes of $3 and $-	11	—
Total other comprehensive income	$76	$84
COMPREHENSIVE INCOME	$463	$547

A rollforward of the amounts included in AOCI is shown below for the three months ended March 31, 2019:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(56)	$—	$58	$25	$(7)	$20
Changes in fair value	87	(15)	—	14	(19)	67
Reclassification to earnings	11	1	—	—	(3)	9
Balance at March 31, 2019	$42	$(14)	$58	$39	$(29)	$96

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2019:

Three months ended March 31, 2019
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$11	Fuel and oil expense
	3	Less: Tax expense
	$8	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$9	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in millions)	2019	2018
Passenger non-loyalty	$4,043	$3,948
Passenger loyalty - air transportation	535	491
Passenger ancillary sold separately	167	146
Total passenger revenues	$4,745	$4,585

As of March 31, 2019, and December 31, 2018, the components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2019	December 31, 2018
Air traffic liability - passenger travel and ancillary passenger services	$2,843	$2,059
Air traffic liability - loyalty program	3,171	3,011
Total Air traffic liability	$6,014	$5,070

The balance in Air traffic liability – passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. These performance obligations are expected to have a duration of twelve months or less; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets. Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability – noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. The Company expects the majority of loyalty points to be redeemed within two years. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2019 and 2018 were as follows (in millions):

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended March 31,
	2019	2018
Air traffic liability - loyalty program - beginning balance	$3,011	$2,667
Amounts deferred associated with points awarded	711	634
Revenue recognized from points redeemed - Passenger	(535)	(491)
Revenue recognized from points redeemed - Other	(16)	(11)
Air traffic liability - loyalty program - ending balance	$3,171	$2,799

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2019 and 2018 were as follows (in millions):

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,704
Revenue from amounts included in contract liability opening balances	(2,008)
Revenue from current period sales	(2,752)
Balance at March 31, 2019	$6,014

Air traffic liability
Balance at December 31, 2017	$4,565
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,407
Revenue from amounts included in contract liability opening balances	(1,831)
Revenue from current period sales	(2,711)
Balance at March 31, 2018	$5,430

The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended March 31, 2019 and 2018, the Company recognized $319 million and $271 million, respectively.

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended March 31,
	2019	2018
NUMERATOR:
Net income	$387	$463

DENOMINATOR:
Weighted-average shares outstanding, basic	551	587
Dilutive effect of Employee stock options and restricted stock units	1	1
Adjusted weighted-average shares outstanding, diluted	552	588

NET INCOME PER SHARE:
Basic	$0.70	$0.79
Diluted	$0.70	$0.79

Potentially dilutive amounts excluded from calculations:
Restricted stock units	1	—

7.    LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. The accounting for these leases follows the requirements of the New Lease Standard, which the Company adopted as of January 1, 2019. See Note 2. For leases with terms greater than 12 months, an asset and lease liability are initially recorded at an amount equal to the present value of the unpaid lease payments. The Company's lease term includes options to extend the lease when it is reasonably certain that it will exercise that option. The Company uses the interest rate implicit in the lease, when known, or its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. The Company does not separate lease and nonlease components within any of its agreements.

As of March 31, 2019, the Company held aircraft leases with remaining terms ranging from six months to 13 years. The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, generally limited to a stated percentage of the lessor's defined cost of the aircraft. Residual value guarantees included in the Company's lease agreements are not material. On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease 88 AirTran Airways, Inc. Boeing 717-200 aircraft ("B717s") to Delta at agreed-upon lease rates. Excluding the leases that had expired as of March 31, 2019, the following remained: 73 operating leases, ten owned, and two finance leases. The sublease terms for the 73 B717s on operating lease and the two B717s on finance lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which have remaining lease terms ranging from approximately six months to five years. The Company's future sublease income associated with the 73 B717s on operating lease as of March 31, 2019 was as follows: $73 million remaining in 2019, $78 million in 2020, $41 million in 2021, $17 million in 2022, and $7 million in 2023. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the remaining lease terms are up to four years, after which Delta will have the option to purchase the aircraft at the then-prevailing market value. The ten owned B717s are accounted for as sales type leases, the two B717s classified by the Company

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

as finance leases are accounted for as direct financing leases, and the remaining 73 subleases are accounted for as operating leases with Delta. There are no contingent payments and no significant residual value conditions associated with the transaction.

At each airport where the Company conducts flight operations, the Company has agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, and maintenance facilities. These leases are classified as operating leases agreements and have lease terms remaining ranging from two months to 27 years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Due to the nature and variability of the rates, the majority of these leases are not recorded on the unaudited Condensed Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the New Lease Standard. The remaining lease terms range from one month to eight years. Certain leases can be renewed from one to five years.

Lease-related assets and liabilities recorded on the unaudited Condensed Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	March 31, 2019
Assets
Operating	Operating lease right-of-use assets (net)	$1,508
Finance	Property and equipment (net of allowance for depreciation and amortization of $372)	890
Total lease assets		$2,398

Liabilities
Current
Operating	Current operating lease liabilities	$361
Finance	Current maturities of long-term debt	85
Noncurrent
Operating	Noncurrent operating lease liabilities	1,150
Finance	Long-term debt less current maturities	630
Total lease liabilities		$2,226

The components of lease costs, included in the unaudited Condensed Consolidated Statement of Comprehensive Income, were as follows:

(in millions)	Statement of Comprehensive Income location	Three months ended March 31, 2019
Operating lease cost - aircraft (a)	Landing fees and airport rentals, and Other operating expenses	$43
Operating lease cost - other	Landing fees and airport rentals, and Other operating expenses	22
Short-term lease cost	Other operating expenses	1
Variable lease cost	Landing fees and airport rentals, and Other operating expenses	330
Finance lease cost:
Amortization of lease liabilities	Depreciation and amortization	29
Interest on lease liabilities	Interest expense	7
Total net lease cost		$432
(a) Net of sublease income of $25 million

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases, included in the unaudited Condensed Consolidated Statement of Cash Flows, was as follows:

(in millions)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$96
Operating cash flows for finance leases	7
Financing cash flows for finance leases	22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	119
Finance leases	1

As of March 31, 2019, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2019	$316	$83
2020	344	109
2021	212	104
2022	140	101
2023	109	97
Thereafter	750	339
Total lease payments	$1,871	$833
Less imputed interest	(360)	(118)
Total lease obligations	1,511	715
Less current obligations	(361)	(85)
Long-term lease obligations	$1,150	$630

The table below presents additional information related to the Company's leases for the three months ended March 31, 2019:

Three months ended March 31, 2019
Weighted average remaining lease term
Operating leases	9 years
Finance leases	9 years

Weighted average discount rate
Operating leases (a)	3.7%
Finance leases	3.8%
(a) Upon adoption of the New Lease Standard, the incremental borrowing rate used for existing leases was established as of January 1, 2019.

As of March 31, 2019, the Company has additional operating lease commitments that had not yet commenced of approximately $600 million for 16 Boeing 737 MAX 8 aircraft to be delivered in 2019 and 2020, each with lease terms that range from eight to nine years.

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

As of March 31, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019, and December 31, 2018:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,870	$1,870	$—	$—
Commercial paper	440	—	440	—
Certificates of deposit	9	—	9	—
Time deposits	25	—	25	—
Short-term investments:
Treasury bills	1,289	1,289	—	—
Certificates of deposit	228	—	228	—
Fuel derivatives:
Option contracts (b)	254	—	—	254
Other available-for-sale securities	162	162	—	—
Total assets	$4,277	$3,321	$702	$254
Liabilities
Interest rate derivatives (see Note 3)	$(23)	$—	$(23)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,392	$1,392	$—	$—
Commercial paper	454	—	454	—
Certificates of deposit	8	—	8	—
Short-term investments:
Treasury bills	1,582	1,582	—	—
Certificates of deposit	228	—	228	—
Time deposits	25	—	25	—
Fuel derivatives:
Option contracts (b)	138	—	—	138
Other available-for-sale securities	127	127	—	—
Total assets	$3,954	$3,101	$715	$138
Liabilities
Interest rate derivatives (see Note 3)	$(14)	$—	$(14)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2019, or the year ended December 31, 2018. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2019, or the year ended December 31, 2018. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2018	$138
Total gains (realized or unrealized) included in other comprehensive income	91
Purchases	44	(a)
Sales	(2)	(a)
Settlements	(17)
Balance at March 31, 2019	$254
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2019:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Second quarter 2019	14-29%
			Third quarter 2019	21-27%
			Fourth quarter 2019	22-27%
			2020	19-27%
			2021	18-21%
			2022	17-18%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2019, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under five of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
Term Loan Agreement payable through May 2019 - 6.315%	$11	$11	Level 3
Term Loan Agreement payable through July 2019 - 4.84%	5	5	Level 3
2.75% Notes due November 2019	300	300	Level 2
2.65% Notes due 2020	495	494	Level 2
Term Loan Agreement payable through 2020 - 5.223%	174	174	Level 3
737 Aircraft Notes payable through 2020	45	44	Level 3
2.75% Notes due 2022	300	299	Level 2
Pass Through Certificates due 2022 - 6.24%	225	236	Level 2
Term Loan Agreement payable through 2026 - 3.88%	197	197	Level 3
3.00% Notes due 2026	300	290	Level 2
3.45% Notes due 2027	300	298	Level 2
7.375% Debentures due 2027	124	148	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2019	December 31, 2018
Derivative contracts	$150	$95
Intangible assets, net	313	400
Finance lease receivable	65	61
Other	197	164
Other assets	$725	$720

(in millions)	March 31, 2019	December 31, 2018
Accounts payable trade	$256	$263
Salaries payable	213	216
Taxes payable	291	220
Aircraft maintenance payable	67	69
Fuel payable	119	122
Other payable	466	526
Accounts payable	$1,412	$1,416

(in millions)	March 31, 2019	December 31, 2018
Profitsharing and savings plans	$125	$580
Vacation pay	413	403
Health	96	107
Workers compensation	168	166
Property and income taxes	165	68
Other	383	425
Accrued liabilities	$1,350	$1,749

(in millions)	March 31, 2019	December 31, 2018
Postretirement obligation	$235	$232
Other deferred compensation	272	247
Other	101	171
Other noncurrent liabilities	$608	$650

For further information on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

10.    COMMITMENTS AND CONTINGENCIES

The Company adopted the provisions of the New Lease Standard effective January 1, 2019, using the modified retrospective adoption method. The New Lease Standard eliminated the previous build-to-suit lease accounting guidance and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. See Note 2 for further information.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

project included the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project came directly from Broward County aviation sources, but flowed through the Company in its capacity as manager of the project. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 was substantially complete and operational as of the end of third quarter 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the FLL related Assets constructed for others ("ACFO") and Construction obligation within the unaudited Condensed Consolidated Balance Sheet as of January 1, 2019.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company oversaw and managed the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project. Construction on the Terminal 1 Modernization Project began during 2014 and was substantially complete and operational during fourth quarter 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the LAX T1 Lease related ACFO and Construction obligation within the unaudited Condensed Consolidated Balance Sheet as of January 1, 2019.
In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be completed during 2020. The Company has determined that due to its role in the project, it is considered the owner of the Terminal 1.5 Project for accounting purposes under the New Lease Standard. As a result, the costs incurred to fund the Terminal 1.5 Project are included within ACFO and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet. Upon completion of the Terminal 1.5 Project, the Company will perform an evaluation to determine the treatment of these associated assets and liabilities.
These projects are being funded primarily using the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. Loans made under the separate credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project are being used to reimburse the Company for the site improvements and non-proprietary improvements of each of these projects, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company has guaranteed the obligations of the RAIC under each of the credit facilities associated with the respective lease agreements. As of March 31, 2019, the Company's outstanding remaining guaranteed obligations under the credit facilities for the Terminal 1 Modernization Project and the Terminal 1.5 Project were $111 million and $125 million, respectively.
Dallas Love Field
During 2008, the City of Dallas approved the Love Field Modernization Project (the "LFMP"), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or the "LFAMC," a Texas non-profit "local government corporation" established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project. Major construction was effectively completed in 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects, which were effectively completed in 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the LFMP Terminal related ACFO and Construction obligation within the unaudited Condensed Consolidated Balance Sheet as of January 1, 2019.

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

principal and interest payments on bonds issued by the LFAMC. As of March 31, 2019, $416 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $459 million as of March 31, 2019, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet. See Notes 2 and 7 for further information.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field, which was completed and operational in fourth quarter 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the LFMP Parking Garage related ACFO and Construction obligation within the unaudited Condensed Consolidated Balance Sheet as of January 1, 2019. The Company has not guaranteed the principal or interest payments on these bonds.

Construction costs recorded in ACFO for the Company's various projects as of March 31, 2019, and December 31, 2018, were as follows:

		March 31, 2019			December 31, 2018
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation	ACFO	ACFO, Net (a)	Construction Obligation
FLL Terminal		$—	$—	$—	$313	$304	$308
LAX Terminal 1		—	—	—	485	459	476
LAX Terminal 1.5	(b)	120	120	120	99	99	99
LFMP Terminal		—	—	—	545	460	502
LFMP Parking Garage		—	—	—	200	200	200
HOU International Terminal	(c)	—	—	—	126	115	116
		$120	$120	$120	$1,768	$1,637	$1,701
(a) Net of accumulated depreciation.
(b) Project still in progress.
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

11.    BOEING 737 MAX AIRCRAFT GROUNDING

On March 13, 2019, the Federal Aviation Administration issued an emergency order for all U.S. airlines to ground all Boeing 737 MAX aircraft. The Company immediately complied with the order and grounded all 34 737 MAX 8 aircraft in its fleet. The Company will continue to monitor the situation and any potential future accounting implications.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2019 and 2018 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2019	2018	Change
Revenue passengers carried (000s)	31,296	31,332	(0.1)%
Enplaned passengers (000s)	37,813	37,543	0.7%
Revenue passenger miles (RPMs) (in millions)(a)	30,704	30,439	0.9%
Available seat miles (ASMs) (in millions)(b)	37,885	37,366	1.4%
Load factor(c)	81.0%	81.5%	(0.5)	pts
Average length of passenger haul (miles)	981	972	0.9%
Average aircraft stage length (miles)	751	749	0.3%
Trips flown	326,390	326,216	0.1%
Seats flown (000s)(d)	49,473	49,116	0.7%
Seats per trip(e)	151.6	150.6	0.7%
Average passenger fare	$151.61	$146.33	3.6%
Passenger revenue yield per RPM (cents)(f)	15.45	15.06	2.6%
Operating revenues per ASM (cents)(g)	13.59	13.23	2.7%
Passenger revenue per ASM (cents)(h)	12.52	12.27	2.0%
Operating expenses per ASM (cents)(i)	12.26	11.58	5.9%
Operating expenses per ASM, excluding fuel (cents)	9.58	8.86	8.1%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.35	8.58	9.0%
Fuel costs per gallon, including fuel tax	$2.05	$2.07	(1.0)%
Fuel costs per gallon, including fuel tax, economic	$2.05	$2.09	(1.9)%
Fuel consumed, in gallons (millions)	493	489	0.8%
Active fulltime equivalent Employees	59,436	57,112	4.1%
Aircraft at end of period	753	717	5.0%

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
(e) Seats per trip is calculated by dividing seats flown by trips flown.
(f) Calculated as passenger revenue divided by revenue passenger miles. Also referred to as "yield," this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.
(g) Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues," or "RASM," this is a measure of operating revenue production based on the total available seat miles flown during a particular period.
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

Financial Overview

The Company recorded first quarter GAAP and non-GAAP results for 2019 and 2018 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2019	2018	Percent Change
Operating income	$505	$616	(18.0)%
Net income	$387	$463	(16.4)%
Net income per share, diluted	$0.70	$0.79	(11.4)%

Non-GAAP
Operating income	$505	$584	(13.5)%
Net income	$387	$438	(11.6)%
Net income per share, diluted	$0.70	$0.75	(6.7)%

First quarter 2019 Net income was $387 million, a 16.4 percent decrease, as compared to the first quarter 2018 Net income of $463 million. Diluted earnings per share for first quarter 2019 was $0.70, as compared to first quarter 2018 diluted earnings per share of $0.79. First quarter 2019 non-GAAP Net income was also $387 million, an 11.6 percent decrease year-over-year. Non-GAAP diluted earnings per share for first quarter 2019 was also $0.70. During first quarter 2019, the Company canceled more than 10,000 flights arising from the grounding of the Boeing 737 MAX 8 aircraft ("MAX"), unscheduled maintenance disruptions, and severe winter weather. The Company estimates the impact of these flight cancellations, combined with the impact of the U.S. government shutdown and softness in leisure revenue trends, reduced its first quarter 2019 Net income by approximately $150 million. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information. In addition, the decrease in GAAP Net income resulted from an 8.5 percent increase in Salaries, wages, and benefits expense, coupled with a 16.8 percent increase in Other operating expenses. See below for further information. First quarter 2019 Operating income was $505 million, an 18.0 percent decrease year-over-year. First quarter 2019 non-GAAP Operating income was also $505 million, a 13.5 percent decrease year-over-year.

For the twelve months ended March 31, 2019, the Company's earnings performance, combined with its actions to manage invested capital, produced a 23.3 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 18.1 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 27.1 percent, or 20.8 percent on an after-tax basis, for the twelve months ended March 31, 2018. The primary cause of the year-over-year decline in ROIC was the decrease in Operating income for the twelve months ended March 31, 2019. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

Company Overview
The Company began service to Hawaii in first quarter 2019 after receiving approval from the Federal Aviation Administration ("FAA") for Extended Operations, a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The inaugural flight from Oakland to Honolulu on Oahu was flown on March 17, 2019, followed by an inaugural flight from Oakland to Kahului on Maui on April 7, 2019. On May 5, 2019, the Company is scheduled to begin service from San Jose to Honolulu, and to Maui on May 26, 2019. Interisland service began on Sunday, April 28, 2019, with service between Honolulu and Maui, and is scheduled to begin May 12, 2019, between Honolulu and Kona on the island of Hawaii. The Company continues to plan for more service for the previously announced gateways of San Diego and Sacramento, and for Lihue on Kauai. The Company expects Hawaii to be the key expansion focus in 2019 and 2020.

The Company ended first quarter 2019 with 753 aircraft in its fleet, which reflects the first quarter delivery of three new Boeing 737 MAX 8 aircraft from third parties. All 34 of the Company's Boeing 737 MAX 8 aircraft were grounded as of March 13, 2019, to comply with an FAA emergency order issued for all U.S. airlines to ground all 737 MAX aircraft. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information. While the Company continues to expect to end 2019 with approximately 775 aircraft in its fleet based on the current aircraft delivery schedule and net of expected 737-700 retirements, prolonged grounding of the MAX could impact the Company's delivery and retirement schedule. The Company has proactively adjusted its published flight schedules for the next several months and removed all MAX flights through August 5, 2019, with the goal to stabilize and protect the integrity of its flight schedule, while providing dependability and reliability for Customers booking their summer travel.
Based on flight schedule adjustments through August 5th, and subject to the duration of the MAX groundings, the Company currently expects its second quarter 2019 ASMs to decrease in the 2 to 3 percent range, compared with second quarter 2018, and expects its 2019 ASMs to increase in the 2 to 3 percent range, year-over-year.
During first quarter 2019, the Company reached a tentative collective-bargaining agreement with the International Brotherhood of Teamsters, which represents the Company's approximately 50 Employees in the Flight Simulator Technicians workgroup. The Company's Flight Simulator Technicians ratified this tentative agreement as announced by the Company on February 21, 2019, and the ratified agreement becomes amendable in May 2024.

During first quarter 2019, the Company reached a tentative collective-bargaining agreement with the International Brotherhood of Teamsters, Local 19, which represents the Company's approximately 300 Employees in the Material Specialists workgroup. The Company's Material Specialists ratified this tentative agreement as announced by the Company on March 26, 2019, and the ratified agreement becomes amendable in April 2024.

During April 2019, the Company reached a tentative collective-bargaining agreement with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's approximately 2,400 Employees in the Mechanics and Related Employees workgroup. The ratification vote is scheduled to conclude on May 21, 2019. If the tentative agreement is ratified, it will become amendable in August 2024.

The Company continued to return value to its Shareholders during first quarter 2019 through a $500 million accelerated share repurchase program, which was launched in January 2019 with a financial institution in a privately negotiated transaction ("First Quarter 2019 ASR Program"). The Company received 9.4 million shares in total under the First Quarter 2019 ASR Program, which was completed in April 2019. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. As of March 31, 2019, the Company had $850 million remaining under its May 2018 $2.0 billion share repurchase authorization. Subsequent to March 31, 2019, the Company has made additional share repurchases totaling $450 million, which includes a new accelerated share repurchase program launched on April 29, 2019, by advancing $400 million to a financial institution in a privately negotiated transaction ("Second Quarter 2019 ASR Program"). The specific number of shares that the Company will repurchase under the Second Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than July 2019. The Company also entered into an additional open market share repurchase plan for the purchase of up to an additional $50 million of its shares of common stock depending on market prices. These purchases will be recorded as treasury share repurchases for purposes of calculating earnings per share. The Company also made cash dividend payments totaling $178 million during first quarter 2019.
Material Changes in Results of Operations

Comparison of three months ended March 31, 2019 and March 31, 2018

Operating Revenues

Passenger revenues for first quarter 2019 increased by $160 million, or 3.5 percent, year-over-year. On a unit basis, Passenger revenues increased 2.0 percent, year-over-year, largely driven by a 2.6 percent increase in Passenger revenue yield, offset slightly by a load factor decline of one-half point, year-over-year, to 81.0 percent . The nominal increase in Passenger revenues was primarily due to higher passenger yields as a result of an increase in average fares. The increase was partially offset by several unexpected events during first quarter 2019 that contributed to a negative revenue impact of more than $200 million, including the MAX groundings, unscheduled maintenance disruptions, severe winter weather, the U.S. government shutdown, and softer leisure revenue trends. This was combined with the shift in Easter travel demand to April 2019 versus both March and April 2018.

Freight revenues for first quarter 2019 were flat, compared with first quarter 2018. Based on current trends, the Company expects second quarter 2019 Freight revenues to increase slightly, compared with second quarter 2018.

Other revenues for first quarter 2019 increased by $45 million, or 14.2 percent, year-over-year. The increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card, driven by the success of its Companion Pass promotion in first quarter 2019 for new Cardholders. Based on current trends, the Company expects second quarter 2019 Other revenues to increase, compared with second quarter 2018.

Based on current bookings and revenue trends, the Company expects second quarter 2019 operating unit revenues to increase in the 5.5 to 7.5 percent range, compared with second quarter 2018. The Company's outlook for second quarter 2019 includes an estimated one-point year-over-year benefit from its revenue management enhancements implemented in 2018, as well as an estimated three-point year-over-year tailwind—approximately one point is related to the Company's second quarter 2018 suboptimal schedule from the 2017 accelerated retirement of its Boeing 737-300 fleet; and approximately two points are due to the revenue effects from the Flight 1380 accident. On April 17, 2018, Southwest Airlines Flight 1380 from New York-LaGuardia to Dallas Love Field suffered an uncontained failure of its port CFM56-7B engine, resulting in a Customer fatality. Further, second quarter 2019 year-over-year operating unit revenues are expected to benefit by approximately one-half point due to the timing shift of Easter to second quarter 2019, and by approximately one point due to lower second quarter 2019 capacity as a result of the MAX groundings.

Operating Expenses

Operating expenses for first quarter 2019 increased by $316 million, or 7.3 percent, compared with first quarter 2018, while capacity increased 1.4 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2019 and 2018, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2019		2018
Salaries, wages, and benefits	5.21	¢	4.88	¢	0.33	¢	6.8%
Fuel and oil	2.68		2.72		(0.04)		(1.5)
Maintenance materials and repairs	0.77		0.69		0.08		11.6
Landing fees and airport rentals	0.88		0.88		—		—
Depreciation and amortization	0.78		0.74		0.04		5.4
Other operating expenses	1.94		1.67		0.27		16.2
Total	12.26	¢	11.58	¢	0.68	¢	5.9%

Operating expenses per ASM for first quarter 2019 increased by 5.9 percent, compared with first quarter 2018, as a result of Salaries, wages, and benefits expense and Other operating expenses. See below for further information. Operating expenses per ASM for first quarter 2019, excluding profitsharing, Fuel and oil expense, and special items (a non-GAAP financial measure), increased 8.1 percent, compared with first quarter 2018, also as a result of Salaries, wages, and benefits expense and Other operating expenses. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-

GAAP financial measures. Based on current trends and excluding Fuel and oil expense and profitsharing expense, the Company expects its second quarter 2019 unit costs to increase in the 10.5 to 12.5 percent range, compared with second quarter 2018. The year-over-year increase is driven largely by the Company's underutilization of its fleet in second quarter 2019 due to the delay in starting service to Hawaii, one-time Hawaii start-up costs, and flight cancellations due to the MAX groundings. The Company's operating costs are largely fixed once flight schedules are published; therefore, the volume of flight cancellations in second quarter 2019 due to the MAX groundings is expected to result in an estimated five-point year-over-year headwind to second quarter 2019 unit costs, excluding Fuel and oil expense and profitsharing expense.
Salaries, wages, and benefits expense for first quarter 2019 increased by $155 million, or 8.5 percent, compared with first quarter 2018. On a per ASM basis, first quarter 2019 Salaries, wages, and benefits expense increased 6.8 percent, compared with first quarter 2018. On both a dollar and per ASM basis, the majority of these increases were the result of higher salaries expense, primarily driven by contractual wage rate increases, including approximately $30 million of additional Salaries, wages, and benefits costs due to the tentative collective bargaining-agreement with AMFA. Based on current cost trends and anticipated capacity, the Company expects second quarter 2019 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with second quarter 2018.

Fuel and oil expense for first quarter 2019 decreased by $3 million, or 0.3 percent, compared with first quarter 2018. On a per ASM basis, first quarter 2019 Fuel and oil expense decreased 1.5 percent, compared with first quarter 2018. On both a dollar and per ASM basis, the decreases were attributable to lower market jet fuel prices, partially offset by an increase in fuel gallons consumed. The Company's average economic jet fuel cost per gallon decreased 1.9 percent, year-over-year, to $2.05 for first quarter 2019, from $2.09 for first quarter 2018. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.06 per gallon in premium expense and $.03 per gallon in favorable cash settlements from fuel derivative contracts in first quarter 2019, compared with $.07 per gallon in premium expense and $.05 per gallon in favorable cash settlements from fuel derivative contracts in first quarter 2018. The Company also slightly improved its fuel efficiency during first quarter 2019, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. Fuel gallons consumed increased 0.8 percent, as compared with first quarter 2018, while year-over-year capacity increased 1.4 percent. The Company estimates second quarter 2019 fuel efficiency to be flat to down 1 percent, year-over-year, due to the removal of the Company's most fuel-efficient aircraft from its schedule as a result of the MAX groundings.

As of April 18, 2019, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2019	71%
2020	58%
2021	30%
2022	less than 5%
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at March 31, 2019, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2019	Amount of gains (losses) deferred in AOCI at March 31, 2019 (net of tax)
Remainder of 2019	$75	$7
2020	127	25
2021	48	2
2022	4	(1)
Total	$254	$33

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for second quarter 2019 and full year 2019 jet fuel prices at different crude oil assumptions as of April 18, 2019, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	Second Quarter 2019 (c)	Full Year 2019 (d)
$55	$1.80 - $1.90	$1.80 - $1.90
$65	$2.00 - $2.10	$2.00 - $2.10
Current Market (a)	$2.10 - $2.20	$2.10 - $2.20
$75	$2.15 - $2.25	$2.20 - $2.30
$85	$2.20 - $2.30	$2.30 - $2.40
$95	$2.30 - $2.40	$2.40 - $2.50
Estimated fuel hedging premium expense per gallon (b)	$.05	$.04
(a) Brent crude oil average market prices as of April 18, 2019, were approximately $71.15 and $68.62 per barrel for second quarter 2019 and full year 2019, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of April 18, 2019, second quarter 2019 GAAP and economic fuel costs are estimated to be in the $2.10 to $2.20 per gallon range, including fuel hedging premium expense of approximately $28 million, or $.05 per gallon, and an estimated $.08 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of April 18, 2019, annual 2019 GAAP and economic fuel costs are estimated to be in the $2.10 to $2.20 per gallon range, including fuel hedging premium expense of approximately $95 million, or $.04 per gallon, and an estimated $.04 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current hedge positions contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of April 18, 2019.

Maintenance materials and repairs expense for first quarter 2019 increased by $36 million, or 14.0 percent, compared with first quarter 2018. On a per ASM basis, Maintenance materials and repairs expense increased 11.6 percent, compared with first quarter 2018. On both a dollar and per ASM basis, the increases were primarily due to the timing and increased scope of regular airframe maintenance checks. The Company currently expects Maintenance materials and repairs expense per ASM for second quarter 2019 to increase, compared with second quarter 2018.

Landing fees and airport rentals expense for first quarter 2019 increased by $3 million, or 0.9 percent, compared with first quarter 2018. On a per ASM basis, Landing fees and airport rentals expense was flat, compared with first quarter 2018, as the dollar increases were offset by the 1.4 percent increase in capacity. On a dollar basis, the majority of the increases were due to an increase in space rental rates at various stations throughout the network, partially offset by higher settlements and credits from various airports received in first quarter 2019. The Company currently expects Landing fees and airport rentals expense per ASM for second quarter 2019 to increase, compared with second quarter 2018.

Depreciation and amortization expense for first quarter 2019 increased by $20 million, or 7.2 percent, compared with first quarter 2018. On a per ASM basis, Depreciation and amortization expense increased 5.4 percent, compared with first quarter 2018. On both a dollar and per ASM basis, the majority of the increases were associated with the additional depreciation from purchases of new owned and pre-owned aircraft on finance leases. The Company currently expects Depreciation and amortization expense per ASM for second quarter 2019 to increase, compared with second quarter 2018.

Other operating expenses for first quarter 2019 increased by $105 million, or 16.8 percent, compared with first quarter 2018. On a per ASM basis, Other operating expenses increased 16.2 percent, compared with first quarter 2018. On both a dollar and per ASM basis, the most significant portion of the increases in Other operating expenses was due to $25 million of gains from the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party recognized during first quarter 2018, which reduced Other operating expenses for first quarter 2018. This gain on sale of retired Boeing 737-300 aircraft was considered a special item and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding this item, approximately 35 percent of the first quarter 2019 increases were due to technology-related expenses. Approximately 30 percent of the first quarter 2019 increases were due to insurance recoveries from the impacts of irregular operations, which were received in first quarter 2018 and reduced Other operating expenses for first quarter 2018. The Company expects Other operating expenses per ASM for second quarter 2019 to increase, compared with second quarter 2018.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Total other expenses (income) for first quarter 2019 decreased by $13 million primarily due to higher interest income as a result of higher interest rates. The Company currently expects Other expenses (income) for second quarter 2019 to decrease, compared with second quarter 2018, due to higher interest income.

Income Taxes

The Company's effective tax rate was approximately 23.1 percent in both first quarter 2019 and first quarter 2018. The Company continues to project its full year 2019 effective tax rate to be approximately 23.5 percent based on currently forecasted financial results.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2019	2018	Change
Fuel and oil expense, unhedged	$1,004	$1,014
Premium cost of fuel contracts	28	34
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(17)	(30)
Fuel and oil expense, as reported	$1,015	$1,018
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	7
Fuel and oil expense, excluding special items (economic)	$1,015	$1,025	(1.0)%

Total operating expenses, as reported	$4,644	$4,328
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	7
Add: Gain on sale of retired Boeing 737-300 aircraft	—	25
Total operating expenses, excluding special items	$4,644	$4,360	6.5%

Operating income, as reported	$505	$616
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(7)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	(25)
Operating income, excluding special items	$505	$584	(13.5)%

Net income, as reported	$387	$463
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(7)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	(25)
Add: Net income tax impact of special items (b)	—	7
Net income, excluding special items	$387	$438	(11.6)%

Net income per share, diluted, as reported	$0.70	$0.79
Deduct: Net impact to net income above from fuel contracts divided by dilutive shares	—	(0.01)
Deduct: Impact of special items	—	(0.04)
Add: Net income tax impact of special items (b)	—	0.01
Net income per share, diluted, excluding special items	$0.70	$0.75	(6.7)%

Operating expenses per ASM (cents)	12.26 ¢	11.58 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.68)	(2.72)
Deduct: Profitsharing expense divided by ASMs	(0.23)	(0.28)
Add: Impact of special items	—	0.07
Operating expenses per ASM, excluding profitsharing, Fuel and oil expense, and special items (cents)	9.35 ¢	8.65 ¢	8.1%

(a) As a result of prior hedge ineffectiveness.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	March 31, 2019		March 31, 2018
Operating income, as reported	$3,094		$3,417
Net impact from fuel contracts	(7)		(125)
Lease termination expense	—		28
Boeing 737-300 aircraft grounding charge	—		63
Gain on sale of retired Boeing 737-300 aircraft	—		(25)
Operating income, non-GAAP	$3,087		$3,358
Net adjustment for aircraft leases (a)	102		107
Adjusted operating income, non-GAAP (A)	$3,189		$3,465

Non-GAAP tax rate (B)	22.1%	(d)	23.1%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$2,486		$2,665

Debt, including finance leases (b)	$3,422		$3,300
Equity (b)	9,883		8,561
Net present value of aircraft operating leases (b)	566		732
Average invested capital	$13,871		$12,593
Equity adjustment for hedge accounting (c)	(169)		196
Adjusted average invested capital (D)	$13,702		$12,789

Non-GAAP ROIC, pre-tax (A/D)	23.3%		27.1%

Non-GAAP ROIC, after tax (C/D)	18.1%		20.8%

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
(d) The GAAP twelve month rolling tax rate as of March 31, 2019, was 22.1 percent, and the Non-GAAP twelve month rolling tax rate was also 22.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information. For full year 2019, the Company estimates its effective tax rate to be approximately 23.5 percent.
(e) As the twelve month rolling tax rate no longer approximated an annual tax rate due to the significant impact the Tax Cuts and Jobs Act legislation enacted in December 2017 had on corporate tax rates, the Company utilized the first quarter tax rate for the twelve months ended March 31, 2018 ROIC, after-tax. The first quarter 2018 GAAP tax rate was 23.1 percent, and the Non-GAAP tax rate for the period was also 23.1 percent. Utilizing the Company's tax rate based on Operating income, non-GAAP for the twelve months ended March 31, 2018, of 33.8 percent, Non-GAAP ROIC, after-tax, would have been 17.9 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding profitsharing and Fuel and oil expense; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP; and12 month rolling income tax rate, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company’s GAAP results in the applicable periods include other charges or benefits that are also deemed "special items," that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. Special items include:

1.
A gain recognized in first quarter 2018, associated with the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party. These aircraft were previously retired as part of the Company's exit of its Boeing 737-300 fleet. The gain was not anticipated, and the Company associates it with the grounding charge recorded in third quarter 2017;

2.
Lease termination costs recorded as a result of the Company acquiring 13 of its Boeing 737-300 aircraft off operating leases as part of the Company’s strategic effort to remove its Boeing 737-300 aircraft from operations on or before September 29, 2017, in the most economically advantageous manner possible. The Company had not budgeted for these early lease termination costs, as they were subject to negotiations being concluded with the third party lessors. The Company recorded the fair value of the aircraft acquired off operating leases, as well as any associated remaining obligations to the balance sheet as debt; and

3.
An aircraft grounding charge recorded in third quarter 2017, as a result of the Company grounding its remaining Boeing 737-300 aircraft on September 29, 2017. The loss was a result of the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date. The Company had not budgeted for the lease return requirements, as they were subject to negotiation with third party lessors.

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding profitsharing and Fuel and oil expense; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP; and 12 month rolling income tax rate, non-GAAP.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $1.1 billion for the three months ended March 31, 2019, compared with $1.0 billion provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2019, were impacted primarily by the Company's Net income (as adjusted for noncash items) and a $944 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners. Additionally, the Company had net cash inflows of $15 million in cash collateral from derivative counterparties during the three months ended March 31, 2019. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. These were partially offset by a $257 million decrease in Accounts payable and accrued expenses primarily as a result of the Company funding of the 2018 Southwest Airlines Co. Profitsharing Plan contribution of $544 million in first quarter 2019. For the three months ended March 31, 2018, in addition to the Company's Net income (as adjusted for noncash items), there was an $866 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners, and the Company had net cash inflows of $65 million in cash collateral from fuel derivative counterparties. These were partially offset by a $501 million decrease in Accounts payable and accrued expenses primarily as a result of the Company funding of the 2017 Southwest Airlines Co. Profitsharing Plan contribution of $543 million in first quarter 2018. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash provided by investing activities was $164 million during the three months ended March 31, 2019, compared with $73 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2019, Capital expenditures were $160 million, the majority of which were due to ongoing technology projects. This compared with $409 million in Capital expenditures during the same prior year period, the majority of which were payments for new aircraft delivered to the Company, but also included payments related to airport and other facility construction projects. During the three months ended March 31, 2019, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $324 million, compared with $360 million during the same prior year period. Based on aircraft commitments as of March 31, 2019, and assuming no prolonged grounding of the MAX aircraft that could impact the Company's aircraft spending, the Company estimates its annual 2019 capital expenditures to be in the range of $1.9 billion to $2.0 billion.

Net cash used in financing activities was $779 million during the three months ended March 31, 2019, compared with $602 million used in financing activities for the same prior year period. During the three months ended March 31, 2019, the Company repaid $99 million in debt and finance lease obligations, repurchased $500 million of its outstanding common stock through an accelerated share repurchase program, and paid $178 million in cash dividends to Shareholders. During the three months ended March 31, 2018, the Company repaid $82 million in debt and finance lease obligations, repurchased $500 million of its outstanding common stock through an accelerated share repurchase program, paid $148 million in cash dividends to Shareholders, and received a reimbursement from the City of Houston for $116 million for the investment and updates made at Houston William P. Hobby Airport.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

On February 14, 2019, Fitch upgraded the Company's investment grade credit ratings to "A-" from "BBB+." The upgrade of the Company's investment grade rating was based on the Company's low fundamental level of credit risk as demonstrated by its track record of generating positive free cash flow, its solid financial flexibility, strong balance sheet, and commitment to conservative financial policies. The Company maintained its investment grade credit ratings of "A3" with Moody's and "BBB+" with Standard & Poor's.

The Company has access to a $1.0 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2019, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 16, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock in a new share repurchase authorization. Under this $2.0 billion share repurchase authorization, in January 2019, the Company launched the First Quarter 2019 ASR Program and advanced $500 million to a financial institution in a privately negotiated transaction. The Company received 9.4 million shares in total under the First Quarter 2019 ASR Program, which was completed in April 2019. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. As of March 31, 2019, the Company had $850 million remaining under its May 2018 $2.0 billion share repurchase authorization. Subsequent to March 31, 2019, the Company has made additional share repurchases totaling $450 million, which includes the Second Quarter 2019 ASR Program launched on April 29, 2019. The specific number of shares that the Company will repurchase under the Second Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than July 2019. The Company also entered into an additional open market share repurchase plan for the purchase of up to an additional $50 million of its shares of common stock depending on market prices. These purchases will be recorded as treasury share repurchases for purposes of calculating earnings per share.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $3.9 billion as of March 31, 2019, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of March 31, 2019, the Company had firm deliveries and options for 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional MAX 8s		Total
2019	7	21		—	16		44	(c)
2020	—	35		—	3		38
2021	—	44		—	—		44
2022	—	27		14	—		41
2023	12	22		23	—		57
2024	11	30		23	—		64
2025	—	40		36	—		76
2026	—	—		19	—		19
	30	219	(a)	115	19	(b)	383
(a) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders.
(b) To be acquired in leases from various third parties.
(c) Includes three 737 MAX 8 aircraft delivered prior to the March 13, 2019, FAA emergency order issued for all U.S. airlines to ground all MAX aircraft. All other MAX deliveries are suspended until the FAA order is rescinded.

Based on aircraft commitments as of March 31, 2019, and assuming no prolonged grounding of the MAX aircraft that could impact the Company's aircraft spending, the Company's capital commitments associated with these firm orders are as follows: $921 million remaining in 2019, $1.4 billion in 2020, $1.7 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, and $3.4 billion thereafter.

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

The following table details information on the aircraft in the Company's fleet as of March 31, 2019:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	15	512		396	116
737-800	175	4	207		200	7
737 MAX 8	175	1	34	(a)	31	3
Totals		11	753		627	126
(a) All 34 of the Company's MAX 8 aircraft were grounded as of March 13, 2019, to comply with an FAA emergency order issued for all U.S. airlines to ground all MAX aircraft. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s network plans;

•	the Company’s fleet and capacity plans;

•	the Company's goals with respect to the stability, integrity, dependability, and reliability of the Company's flight schedule, taking into account the MAX groundings;

•	the Company’s financial outlook and projected results of operations, including factors and assumptions underlying the Company’s projections;

•	the Company’s plans, expectations, and estimates related to managing risk associated with changing jet fuel prices;

•
the Company's expectations with respect to capital expenditures and liquidity, including its ability to meet its ongoing capital, operating, and other obligations, and the Company’s anticipated needs for, and sources of, funds;

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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
the impact of governmental regulations and other governmental actions related to the Company and its operations, in particular with respect to the Boeing 737 MAX aircraft, and any related changes in consumer behavior;

•
the Company’s dependence on third parties, in particular with respect to its fleet plans and initiatives, as well as its technology plans and initiatives, and the impact on the Company’s operations and results of operations of any related third party delays or non-performance;

•
the impact of changes in consumer behavior, economic conditions, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company’s control on the Company's business decisions, plans, strategies, and results;

•	the impact of fuel price volatility on the Company’s business plans and results of operations;

•	the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;

•	the Company’s ability to timely and effectively prioritize its initiatives and related expenditures;

•	the volatility of commodities used by the Company for hedging jet fuel and any changes to the Company's fuel hedging strategies and positions;

•	the impact of labor matters on the Company's costs and related business decisions, plans, strategies, and projections; and

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2019, the estimated fair value of outstanding contracts, excluding the impact of cash collateral held from counterparties, was an asset of $254 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2019, the Company had agreements with nine counterparties with respect to which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2019, $15 million in cash collateral deposits were held by the Company from counterparties based on its outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of March 31, 2019, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the adoption of Accounting Standards Update No. 2016–02, Leases, during first quarter 2019, the Company implemented a lease accounting system and modified certain leases accounting processes. This resulted in a material change in a component of the Company's internal control over financial reporting. The operating effectiveness of these process changes will be evaluated as part of Company's annual assessment of the effectiveness of internal controls over financial reporting.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018. The plaintiffs provided notice to the settlement class pursuant to a notice program approved by the Court, and the deadline for class members to opt out or object was January 4, 2019. The fairness hearing for the settlement was held on March 22, 2019, and the Court indicated that it will issue a written decision on the motion to approve the settlement. The Company denies all allegations of wrongdoing.

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

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Federal Aviation Administration’s grounding of the Boeing 737 MAX 8 aircraft may materially and adversely affect the Company’s business plans, strategies, and results of operations.

The Company is dependent on Boeing as its sole supplier for aircraft, including the Boeing 737 MAX 8 and 737 MAX 7, of which the Company has scheduled deliveries in 2019. The Boeing 737 MAX 8 and 737 MAX 7 aircraft are key to the Company’s fleet modernization initiative. On March 13, 2019, the Federal Aviation Administration issued an emergency order for all U.S. airlines to ground the 737 MAX 8, including the 34 737 MAX 8 aircraft in the Company’s fleet (the “MAX groundings”).

The Company does not know whether, on what conditions, or when the MAX groundings will end. The MAX groundings have adversely affected operating results in the first quarter of 2019 and may have a material, adverse effect on the Company’s operating results in future periods. An extended or permanent grounding of the 737 MAX 8 may result in lower operating revenues, operating income, and net income due to a variety of factors, including, among others, lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and possible negative effects of the MAX groundings on Customer confidence and airline choice. In addition, an extended or permanent grounding of the 737 MAX 8 may prevent the 737 MAX 7 aircraft from entering service. Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If Boeing 737 MAX aircraft remain unavailable for the Company’s flight operations, the Company may be required to shift to other aircraft for fleet modernization or to service the routes in its business plan. Such a shift could materially increase the Company’s costs, including the cost of other aircraft and the cost of training pilots, mechanics, and other personnel to operate other types of aircraft. Any of these events could have a material, adverse effect on the Company’s business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
January 1, 2019 through January 31, 2019	—	$—	(2)	—	$850,032,588
February 1, 2019 through February 28, 2019	—	$—		—	$850,032,588
March 1, 2019 through March 31, 2019	6,679,187	$—	(2)	6,679,187	$850,032,588
Total	6,679,187			6,679,187

(1)
On May 16, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock. Repurchases are made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under the First Quarter 2019 ASR Program, the Company paid $500 million in January 2019 and received an initial delivery of 6,679,187 shares during March 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2019 ASR Program based on a volume-weighted average price of $56.1446 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between January 28, 2019 and March 6, 2019. Final settlement of the First Quarter 2019 ASR Program occurred in April 2019 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in March 2019. Upon settlement, the third party financial institution delivered 2,701,787 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 9,380,974 shares repurchased under the First Quarter 2019 ASR Program, upon completion of the First Quarter 2019 ASR Program in April 2019, was $53.2994.

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

SOUTHWEST AIRLINES CO.

April 30, 2019	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)