Form 10-Q
period 2019-06-30
SOUTHWEST AIRLINES CO
filed 2019-07-30
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission File No. 1-7259

SOUTHWEST AIRLINES CO.
(Exact name of registrant as specified in its charter)

Texas		74-1563240
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		Identification No.)
P.O. Box 36611
Dallas,	Texas	75235-1611
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code:  (214) 792-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1.00 par value)	LUV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Number of shares of Common Stock outstanding as of the close of business on July 26, 2019: 537,517,040

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019 and 2018
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2019 and 2018
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2019 and 2018
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,446	$1,854
Short-term investments	1,540	1,835
Accounts and other receivables	777	568
Inventories of parts and supplies, at cost	510	461
Prepaid expenses and other current assets	281	310
Total current assets	5,554	5,028

Property and equipment, at cost:
Flight equipment	21,707	21,753
Ground property and equipment	5,228	4,960
Deposits on flight equipment purchase contracts	818	775
Assets constructed for others	144	1,768
	27,897	29,256
Less allowance for depreciation and amortization	10,164	9,731
	17,733	19,525
Goodwill	970	970
Operating lease right-of-use assets	1,424	—
Other assets	693	720
	$26,374	$26,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,330	$1,416
Accrued liabilities	1,315	1,749
Current operating lease liabilities	350	—
Air traffic liability	4,962	4,134
Current maturities of long-term debt	654	606
Total current liabilities	8,611	7,905

Long-term debt less current maturities	2,449	2,771
Air traffic liability - noncurrent	1,022	936
Deferred income taxes	2,497	2,427
Construction obligation	144	1,701
Noncurrent operating lease liabilities	1,072	—
Other noncurrent liabilities	639	650
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,534	1,510
Retained earnings	16,962	15,967
Accumulated other comprehensive income	30	20
Treasury stock, at cost	(9,394)	(8,452)
Total stockholders' equity	9,940	9,853
	$26,374	$26,243
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Passenger	$5,487	$5,358	$10,231	$9,943
Freight	44	44	87	87
Other	378	340	741	656
Total operating revenues	5,909	5,742	11,059	10,686

OPERATING EXPENSES:
Salaries, wages, and benefits	2,068	1,927	4,043	3,748
Fuel and oil	1,136	1,202	2,152	2,220
Maintenance materials and repairs	310	274	603	531
Landing fees and airport rentals	357	344	691	675
Depreciation and amortization	302	292	598	569
Other operating expenses	768	731	1,499	1,355
Total operating expenses	4,941	4,770	9,586	9,098

OPERATING INCOME	968	972	1,473	1,588

OTHER EXPENSES (INCOME):
Interest expense	31	33	61	66
Capitalized interest	(9)	(10)	(17)	(20)
Interest income	(24)	(15)	(47)	(27)
Other (gains) losses, net	2	4	4	8
Total other expenses (income)	—	12	1	27

INCOME BEFORE INCOME TAXES	968	960	1,472	1,561
PROVISION FOR INCOME TAXES	227	227	344	366

NET INCOME	$741	$733	$1,128	$1,195

NET INCOME PER SHARE, BASIC	$1.37	$1.27	$2.06	$2.05

NET INCOME PER SHARE, DILUTED	$1.37	$1.27	$2.06	$2.05

COMPREHENSIVE INCOME	$675	$953	$1,138	$1,499

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	542	578	547	582
Diluted	542	579	547	583
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018 (as reported)	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842 (See Note 2)	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	6	(4)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.160 per share	—	—	(89)	—	—	(89)
Comprehensive income	—	—	387	76	—	463
Balance at March 31, 2019	$808	$1,513	$16,320	$96	$(8,946)	$9,791
Repurchase of common stock	—	—	—	—	(450)	(450)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	2	10
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.180 per share	—	—	(99)	—	—	(99)
Comprehensive income	—	—	741	(66)	—	675
Balance at June 30, 2019	$808	$1,534	$16,962	$30	$(9,394)	$9,940

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017 (as reported)	$808	$1,451	$13,832	$12	$(6,462)	$9,641
Cumulative effect of adopting Accounting Standards Update No. 2017-12, Targeted Improvements to Accounting for Hedging Activities	—	—	18	(18)	—	—
Balance after adjustment for the new accounting standard	$808	$1,451	$13,850	$(6)	$(6,462)	$9,641
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(9)	—	—	5	(4)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $.125 per share	—	—	(75)	—	—	(75)
Comprehensive income	—	—	463	84	—	547
Balance at March 31, 2018	$808	$1,452	$14,238	$78	$(6,957)	$9,619
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	1	9
Share-based compensation	—	9	—	—	—	9
Cash dividends, $.160 per share	—	—	(93)	—	—	(93)
Comprehensive income	—	—	733	220	—	953
Balance at June 30, 2018	$808	$1,469	$14,878	$298	$(7,456)	$9,997

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$741	$733	$1,128	$1,195
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	302	292	598	569
Unrealized/realized gains on fuel derivative instruments	—	(4)	—	(11)
Deferred income taxes	36	131	50	203
Changes in certain assets and liabilities:
Accounts and other receivables	18	(81)	(204)	(96)
Other assets	86	(35)	115	(213)
Accounts payable and accrued liabilities	(89)	420	(346)	(80)
Air traffic liability	(30)	100	914	966
Other liabilities	(54)	—	(123)	—
Cash collateral received from (provided to) derivative counterparties	(15)	75	—	140
Other, net	(29)	—	(61)	(41)
Net cash provided by operating activities	966	1,631	2,071	2,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(230)	(521)	(390)	(929)
Assets constructed for others	—	(17)	—	(41)
Purchases of short-term investments	(550)	(730)	(800)	(930)
Proceeds from sales of short-term and other investments	528	574	1,103	1,134
Net cash used in investing activities	(252)	(694)	(87)	(766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	10	9	20	17
Reimbursement for assets constructed for others	—	17	—	157
Payments of long-term debt and finance lease obligations	(75)	(75)	(175)	(157)
Payments of cash dividends	(98)	(93)	(276)	(240)
Repayment of construction obligation	—	(7)	—	(15)
Repurchase of common stock	(450)	(500)	(950)	(1,000)
Other, net	1	4	(11)	(9)
Net cash used in financing activities	(612)	(645)	(1,392)	(1,247)

NET CHANGE IN CASH AND CASH EQUIVALENTS	102	292	592	619

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,344	1,822	1,854	1,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,446	$2,114	$2,446	$2,114

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$33	$34	$48	$52
Income taxes	$314	$170	$318	$174

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under finance leases	$—	$—	$—	$14
Assets constructed for others	$24	$40	$45	$80
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2019 and 2018 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Effective as of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, codified in Accounting Standards Codification ("ASC") 842 (the "New Lease Standard"). All amounts and disclosures set forth in this Form 10-Q for the three and six months ended June 30, 2019 reflect the adoption of this ASU, while all periods prior to 2019 remain in accordance with prior accounting requirements. See Note 2 for further information.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On August 29, 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software. This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to (i) capitalize as assets and amortize over the term of the hosting arrangement or (ii) expense as incurred. This new standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted, including during an interim period. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted, including during an interim period. This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement disclosures. See Note 8 for further information

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

on the Company's fair value measurements.

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

For the three and six months ended June 30, 2019, the Company had fuel derivative instruments in place for up to 78 percent and 81 percent, respectively, of its fuel consumption. As of June 30, 2019, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 63 percent of its remaining 2019 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis considering current market prices:

	Maximum fuel hedged as of
	June 30, 2019	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2019
Remainder of 2019	687	WTI crude and Brent crude oil
2020	1,301	WTI crude oil, Brent crude oil, and Heating oil
2021	930	WTI crude and Brent crude oil
2022	227	WTI crude and Brent crude oil

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

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2018, or during the six months ended June 30, 2019.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2019	12/31/2018	6/30/2019	12/31/2018
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$67	$43	$—	$—
Fuel derivative contracts (gross)	Other assets	120	95	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	37	2
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	12
Total derivatives designated as hedges		$187	$138	$37	$14
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Current maturities of long-term debt	$300	$—	$1	$—
Long-term debt less current maturities	500	783	18	4
	$800	$783	$19	$4
(a) At June 30, 2019 and 2018, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $19 million and $20 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2019	2018
Due to third parties for fuel contracts	Accounts payable	$1	$—
Receivable from third parties for fuel contracts	Accounts and other receivables	4	2

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2019				December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$67	$—	$67		$43	$—	$43
Fuel derivative contracts	Other assets	$120	$—	$120	(a)	$95	$—	$95	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2019			December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Interest rate derivative contracts	Accrued liabilities	$37	$—	$37	$2	$—	$2
Interest rate derivative contracts	Other noncurrent liabilities	$—	$—	$—	$12	$—	$12

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019 and 2018:

Location and amount of (gain) loss recognized in income on cash flow and fair value hedging relationships
	Three months ended June 30, 2019		Three months ended June 30, 2018
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$(2)	$7	$(16)	$9

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of gain reclassified from AOCI into income	(2)	—	(16)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	1	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	6	—	6
Derivatives designated as hedging instruments	—	—	—	2

Location and amount of (gain) loss recognized in income on cash flow and fair value hedging relationships
	Six months ended June 30, 2019		Six months ended June 30, 2018
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$9	$15	$(12)	$19

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	9	—	(12)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	3

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	12	—	12
Derivatives designated as hedging instruments	—	1	—	4

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2019	2018
Fuel derivative contracts	$54	$(228)
Interest rate derivatives	16	(1)
Total	$70	$(229)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2019	2018
Fuel derivative contracts	$(12)	$(306)
Interest rate derivatives	27	(2)
Total	$15	$(308)

Derivatives not designated as hedges
	Gain recognized in income on derivatives

	Three months ended		Location of gain recognized in income on derivatives
	June 30,
(in millions)	2019	2018
Interest rate derivatives	$—	$(1)	Interest expense

Derivatives not designated as hedges
	Gain recognized in income on derivatives

	Six months ended		Location of gain recognized in income on derivatives
	June 30,
(in millions)	2019	2018
Interest rate derivatives	$—	$(2)	Interest expense

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended June 30, 2019 and 2018 of $28 million and $34 million, respectively, and the six months ended June 30, 2019 and 2018 of $55 million and $67 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contracts settle.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2019, recorded in AOCI, were approximately $15 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2019.

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

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2019, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$46	$32	$59	$16	$11	$10	$13	$187
Cash collateral held from CP	—	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	>(50)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(40)	>(70)(e)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>125(e)	>100(e)	>70(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(g)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,
(in millions)	2019	2018
NET INCOME	$741	$733
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($17) and $66	(56)	216
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($4) and $1	(15)	1
Other, net of deferred taxes of $1 and $-	5	3
Total other comprehensive income (loss)	$(66)	$220
COMPREHENSIVE INCOME	$675	$953

	Six months ended June 30,
(in millions)	2019	2018
NET INCOME	$1,128	$1,195
Unrealized gain on fuel derivative instruments, net of deferred taxes of $6 and $91	19	297
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($8) and $1	(25)	4
Other, net of deferred taxes of $4 and $-	16	3
Total other comprehensive income	$10	$304
COMPREHENSIVE INCOME	$1,138	$1,499

A rollforward of the amounts included in AOCI is shown below for the three and six months ended June 30, 2019:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2019	$42	$(14)	$58	$39	$(29)	$96
Changes in fair value	(71)	(20)	—	6	20	(65)
Reclassification to earnings	(2)	1	—	—	—	(1)
Balance at June 30, 2019	$(31)	$(33)	$58	$45	$(9)	$30

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(56)	$—	$58	$25	$(7)	$20
Changes in fair value	16	(35)	—	20	—	1
Reclassification to earnings	9	2	—	—	(2)	9
Balance at June 30, 2019	$(31)	$(33)	$58	$45	$(9)	$30

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2019:

Three months ended June 30, 2019
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(2)	Fuel and oil expense
	—	Less: Tax expense
	$(2)	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$(1)	Net of tax

Six months ended June 30, 2019
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$9	Fuel and oil expense
	2	Less: Tax Expense
	$7	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Interest expense
	—	Less: Tax Expense
	$2	Net of tax

Total reclassifications for the period	$9	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Passenger non-loyalty	$4,683	$4,605	$8,726	$8,552
Passenger loyalty - air transportation	622	588	1,158	1,079
Passenger ancillary sold separately	182	165	347	312
Total passenger revenues	$5,487	$5,358	$10,231	$9,943

As of June 30, 2019, and December 31, 2018, the components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2019	December 31, 2018
Air traffic liability - passenger travel and ancillary passenger services	$2,695	$2,059
Air traffic liability - loyalty program	3,289	3,011
Total Air traffic liability	$5,984	$5,070

The balance in Air traffic liability – passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. These performance obligations are expected to have a duration of twelve months or less; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets. Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability – noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. The Company expects the majority of loyalty points to be redeemed within two years. Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2019 and 2018 were as follows (in millions):

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Air traffic liability - loyalty program - beginning balance	$3,171	$2,799	$3,011	$2,667
Amounts deferred associated with points awarded	757	719	1,468	1,349
Revenue recognized from points redeemed - Passenger	(622)	(588)	(1,158)	(1,079)
Revenue recognized from points redeemed - Other	(17)	(11)	(32)	(18)
Air traffic liability - loyalty program - ending balance	$3,289	$2,919	$3,289	$2,919

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2019 and 2018 were as follows (in millions):

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	11,178
Revenue from amounts included in contract liability opening balances	(2,855)
Revenue from current period sales	(7,409)
Balance at June 30, 2019	$5,984

Air traffic liability
Balance at December 31, 2017	$4,565
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	10,927
Revenue from amounts included in contract liability opening balances	(2,613)
Revenue from current period sales	(7,349)
Balance at June 30, 2018	$5,530

The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended June 30, 2019 and 2018, the Company recognized $336 million and $292 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized $655 million and $565 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
NUMERATOR:
Net income	$741	$733	$1,128	$1,195

DENOMINATOR:
Weighted-average shares outstanding, basic	542	578	547	582
Dilutive effect of restricted stock units	—	1	—	1
Adjusted weighted-average shares outstanding, diluted	542	579	547	583

NET INCOME PER SHARE:
Basic	$1.37	$1.27	$2.06	$2.05
Diluted	$1.37	$1.27	$2.06	$2.05

Potentially dilutive amounts excluded from calculations:
Restricted stock units	1	1	1	1

7.    LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. The accounting for these leases follows the requirements of the New Lease Standard, which the Company adopted as of January 1, 2019. See Note 2. For leases with terms greater than 12 months, an asset and lease liability are initially recorded at an amount equal to the present value of the unpaid lease payments. The Company's lease term includes any option to extend the lease when it is reasonably certain that it will exercise that option. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. The Company does not separate lease and nonlease components within any of its agreements.

As of June 30, 2019, the Company held aircraft leases with remaining terms ranging from three months to 13 years. The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material. On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease 88 AirTran Airways, Inc. Boeing 717-200 aircraft ("B717s") to Delta at agreed-upon lease rates. Excluding aircraft for which the leases had expired as of June 30, 2019, the following remained: 73 on operating leases, ten owned, and two on finance leases. The sublease terms for the 73 B717s on operating lease and the two B717s on finance lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which have remaining lease terms ranging from approximately three months to five years. The Company's future sublease income associated with the 73 B717s on operating lease as of June 30, 2019 was as follows: $48 million remaining in 2019, $78 million in 2020, $41 million in 2021, $17 million in 2022, $7 million in 2023, and $1 million in 2024. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the remaining lease terms are up to four years, after which Delta will have the option to purchase the aircraft at the then-prevailing fair market value. The ten owned B717s are accounted for as sales type leases, the two B717s classified by the Company as finance leases are accounted for as direct financing

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

leases, and the remaining 73 subleases are accounted for as operating leases with Delta. There are no contingent payments and no significant residual value conditions associated with the transaction.

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, and/or maintenance facilities. These leases are classified as operating lease agreements and have lease terms remaining ranging from one month to 27 years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Due to the nature and variability of the rates, the majority of these leases are not recorded on the unaudited Condensed Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the New Lease Standard. The remaining lease terms range from three months to eight years. Certain leases can be renewed from one to five years.

Lease-related assets and liabilities recorded on the unaudited Condensed Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	June 30, 2019
Assets
Operating	Operating lease right-of-use assets (net)	$1,424
Finance	Property and equipment (net of allowance for depreciation and amortization of $401)	862
Total lease assets		$2,286

Liabilities
Current
Operating	Current operating lease liabilities	$350
Finance	Current maturities of long-term debt	86
Noncurrent
Operating	Noncurrent operating lease liabilities	1,072
Finance	Long-term debt less current maturities	608
Total lease liabilities		$2,116

The components of lease costs, included in the unaudited Condensed Consolidated Statement of Comprehensive Income, were as follows:

(in millions)	Statement of Comprehensive Income location	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost - aircraft (a)	Other operating expenses	$44	$88
Operating lease cost - other	Landing fees and airport rentals, and Other operating expenses	22	44
Short-term lease cost	Other operating expenses	1	2
Variable lease cost	Landing fees and airport rentals, and Other operating expenses	349	679
Finance lease cost:
Amortization of lease liabilities	Depreciation and amortization	29	58
Interest on lease liabilities	Interest expense	7	14
Total net lease cost		$452	$885
(a) Net of sublease income of $25 million and $50 million for the three and six months ended June 30, 2019, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases, included in the unaudited Condensed Consolidated Statement of Cash Flows, was as follows:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$107	$203
Operating cash flows for finance leases	7	14
Financing cash flows for finance leases	21	43
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5	124
Finance leases	—	1

As of June 30, 2019, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2019	$210	$55
2020	344	109
2021	213	104
2022	140	101
2023	110	97
Thereafter	752	339
Total lease payments	$1,769	$805
Less imputed interest	(347)	(111)
Total lease obligations	1,422	694
Less current obligations	(350)	(86)
Long-term lease obligations	$1,072	$608

The table below presents additional information related to the Company's leases as of June 30, 2019:

As of June 30, 2019
Weighted average remaining lease term
Operating leases	9 years
Finance leases	8 years

Weighted average discount rate
Operating leases (a)	3.8%
Finance leases	3.8%
(a) Upon adoption of the New Lease Standard, the incremental borrowing rate used for existing leases was established as of January 1, 2019.

As of June 30, 2019, the Company had additional operating lease commitments that had not yet commenced of approximately $600 million for 16 Boeing 737 MAX 8 aircraft expected to be delivered in 2019 and 2020, each with lease terms that range from eight to nine years.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Disclosures related to periods prior to the adoption of the New Lease Standard
Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2018, were as follows:

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

As of June 30, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019, and December 31, 2018:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$2,116	$2,116	$—	$—
Commercial paper	295	—	295	—
Certificates of deposit	10	—	10	—
Time deposits	25	—	25	—
Short-term investments:
Treasury bills	1,291	1,291	—	—
Certificates of deposit	224	—	224	—
Time deposits	25	—	25	—
Interest rate derivatives (see Note 3)	—	—	—	—
Fuel derivatives:
Option contracts (b)	187	—	—	187
Other available-for-sale securities	172	172	—	—
Total assets	$4,345	$3,579	$579	$187
Liabilities
Interest rate derivatives (see Note 3)	$(37)	$—	$(37)	$—
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2019, or the year ended December 31, 2018. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2019, or the year ended December 31, 2018. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2019	$254
Total losses (realized or unrealized) included in other comprehensive income	(69)
Purchases	32	(a)
Sales	—	(a)
Settlements	(30)
Balance at June 30, 2019	$187
(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2018	$138
Total gains (realized or unrealized) included in other comprehensive income	22
Purchases	76	(a)
Sales	(2)	(a)
Settlements	(47)
Balance at June 30, 2019	$187
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2019:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Third quarter 2019	24-30%
			Fourth quarter 2019	22-30%
			2020	20-32%
			2021	18-23%
			2022	18-21%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2019, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under four of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
Term Loan Agreement payable through July 2019 - 4.84%	$5	$5	Level 3
2.75% Notes due November 2019	300	301	Level 2
2.65% Notes due 2020	500	502	Level 2
Term Loan Agreement payable through 2020 - 5.223%	161	161	Level 3
737 Aircraft Notes payable through 2020	24	24	Level 3
2.75% Notes due 2022	300	302	Level 2
Pass Through Certificates due 2022 - 6.24%	225	237	Level 2
Term Loan Agreement payable through 2026 - 3.71%	188	188	Level 3
3.00% Notes due 2026	300	301	Level 2
3.45% Notes due 2027	300	308	Level 2
7.375% Debentures due 2027	123	150	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2019	December 31, 2018
Derivative contracts	$120	$95
Intangible assets, net	312	400
Finance lease receivable	54	61
Other	207	164
Other assets	$693	$720

(in millions)	June 30, 2019	December 31, 2018
Accounts payable trade	$260	$263
Salaries payable	205	216
Taxes payable	269	220
Aircraft maintenance payable	74	69
Fuel payable	106	122
Other payable	416	526
Accounts payable	$1,330	$1,416

(in millions)	June 30, 2019	December 31, 2018
Profitsharing and savings plans	$282	$580
Vacation pay	421	403
Health	110	107
Workers compensation	169	166
Property and income taxes	73	68
Other	260	425
Accrued liabilities	$1,315	$1,749

(in millions)	June 30, 2019	December 31, 2018
Postretirement obligation	$240	$232
Other deferred compensation	282	247
Other	117	171
Other noncurrent liabilities	$639	$650

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
Funding for these projects is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. The Company guaranteed the obligations of the RAIC under separate credit facilities associated with the respective lease agreements. As of June 30, 2019, the Company's outstanding remaining guaranteed obligation under the credit facility for the Terminal 1.5 Project was $155 million. Loans made under the separate credit facility for the Terminal 1.5 Project are being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases.
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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of June 30, 2019, $416 million of principal remained

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

outstanding. The net present value of the future principal and interest payments associated with the bonds was $453 million as of June 30, 2019, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet. See Notes 2 and 7 for further information.

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

Construction costs recorded in ACFO for the Company's various projects as of June 30, 2019, and December 31, 2018, were as follows:

		June 30, 2019			December 31, 2018
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation	ACFO	ACFO, Net (a)	Construction Obligation
FLL Terminal		$—	$—	$—	$313	$304	$308
LAX Terminal 1		—	—	—	485	459	476
LAX Terminal 1.5	(b)	144	144	144	99	99	99
LFMP Terminal		—	—	—	545	460	502
LFMP Parking Garage		—	—	—	200	200	200
HOU International Terminal	(c)	—	—	—	126	115	116
		$144	$144	$144	$1,768	$1,637	$1,701
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

11.    BOEING 737 MAX AIRCRAFT GROUNDING

On March 13, 2019, the Federal Aviation Administration issued an emergency order for all U.S. airlines to ground all Boeing 737 MAX aircraft. The Company immediately complied with the order and grounded all 34 737 MAX 8 aircraft in its fleet. The Company will continue to monitor the situation and any potential future accounting implications that arise. The most significant financial impacts of this grounding to the Company thus far have been the lost revenues, operating income, operating cash flows, and delayed capital expenditures directly associated with its grounded 737 MAX 8 fleet and other new aircraft that have not been able to be delivered. On July 18, 2019, the Boeing Company announced a $4.9 billion after-tax charge for ‘potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding.’ The Company has had preliminary discussions with Boeing regarding compensation for damages due to the MAX groundings, but has not reached any conclusions regarding these matters, and no amounts expected from Boeing have been included in second quarter results.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2019 and 2018 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2019	2018	Change
Revenue passengers carried (000s)	34,924	35,266	(1.0)%
Enplaned passengers (000s)	42,569	42,931	(0.8)%
Revenue passenger miles (RPMs) (in millions)(a)	34,528	35,143	(1.7)%
Available seat miles (ASMs) (in millions)(b)	39,985	41,492	(3.6)%
Load factor(c)	86.4%	84.7%	1.7	pts
Average length of passenger haul (miles)	989	997	(0.8)%
Average aircraft stage length (miles)	750	763	(1.7)%
Trips flown	347,684	353,928	(1.8)%
Seats flown (000s)(d)	52,398	53,301	(1.7)%
Seats per trip(e)	150.7	150.6	0.1%
Average passenger fare	$157.10	$151.94	3.4%
Passenger revenue yield per RPM (cents)(f)	15.89	15.25	4.2%
Operating revenues per ASM (cents)(g)	14.78	13.84	6.8%
Passenger revenue per ASM (cents)(h)	13.72	12.91	6.3%
Operating expenses per ASM (cents)(i)	12.36	11.50	7.5%
Operating expenses per ASM, excluding fuel (cents)	9.52	8.60	10.7%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.09	8.20	10.9%
Fuel costs per gallon, including fuel tax	$2.13	$2.21	(3.6)%
Fuel costs per gallon, including fuel tax, economic	$2.13	$2.21	(3.6)%
Fuel consumed, in gallons (millions)	532	543	(2.0)%
Active fulltime equivalent Employees	59,793	57,674	3.7%
Aircraft at end of period	753	730	3.2%

	Six months ended June 30,
	2019	2018	Change
Revenue passengers carried (000s)	66,220	66,598	(0.6)%
Enplaned passengers (000s)	80,382	80,474	(0.1)%
Revenue passenger miles (RPMs) (in millions)(a)	65,232	65,582	(0.5)%
Available seat miles (ASMs) (in millions)(b)	77,871	78,859	(1.3)%
Load factor(c)	83.8%	83.2%	0.6	pts
Average length of passenger haul (miles)	985	985	—
Average aircraft stage length (miles)	751	756	(0.7)%
Trips flown	674,074	680,144	(0.9)%
Seats flown (000s)(d)	101,871	102,417	(0.5)%
Seats per trip(e)	151.1	150.6	0.3%
Average passenger fare	$154.50	$149.30	3.5%
Passenger revenue yield per RPM (cents)(f)	15.68	15.16	3.4%
Operating revenues per ASM (cents)(g)	14.20	13.55	4.8%
Passenger revenue per ASM (cents)(h)	13.14	12.61	4.2%
Operating expenses per ASM (cents)(i)	12.31	11.54	6.7%
Operating expenses per ASM, excluding fuel (cents)	9.55	8.72	9.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.21	8.38	9.9%
Fuel costs per gallon, including fuel tax	$2.09	$2.14	(2.3)%
Fuel costs per gallon, including fuel tax, economic	$2.09	$2.15	(2.8)%
Fuel consumed, in gallons (millions)	1,026	1,032	(0.6)%
Active fulltime equivalent Employees	59,793	57,674	3.7%
Aircraft at end of period	753	730	3.2%

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
(i) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs," "cost per available seat mile," or "CASM" this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.

Financial Overview

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2019 and 2018 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2019	2018	Percent Change	2019	2018	Percent Change
Operating income	$968	$972	(0.4)%	$1,473	$1,588	(7.2)%
Net income	$741	$733	1.1%	$1,128	$1,195	(5.6)%
Net income per share, diluted	$1.37	$1.27	7.9%	$2.06	$2.05	0.5%

Non-GAAP
Operating income	$968	$967	0.1%	$1,473	$1,552	(5.1)%
Net income	$741	$729	1.6%	$1,128	$1,168	(3.4)%
Net income per share, diluted	$1.37	$1.26	8.7%	$2.06	$2.00	3.0%

Second quarter 2019 Net income was $741 million, a 1.1 percent increase, as compared with second quarter 2018 Net income of $733 million. Diluted earnings per share was a second quarter record of $1.37, as compared with second quarter 2018 diluted earnings per share of $1.27. Second quarter 2019 non-GAAP Net income was also $741 million, a 1.6 percent increase, as compared with second quarter 2018 non-GAAP Net income of $729 million. Non-GAAP diluted earnings per share was also a second quarter record of $1.37, as compared with $1.26 for second quarter 2018. Second quarter 2019 Operating income was relatively flat, year-over-year, on both a GAAP and Non-GAAP basis. During second quarter 2019, the Company canceled approximately 20,000 flights primarily as a result of the grounding of the Boeing 737 MAX 8 aircraft ("MAX"). The Company estimates the impact of the MAX groundings reduced its Operating income for second quarter 2019 by approximately $175 million. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information. Second quarter 2018 was impacted by the effects following the Company's Flight 1380 accident, which had an approximate $100 million impact to second quarter 2018 Passenger revenues. On April 17, 2018, Southwest Airlines Flight 1380 from New York-LaGuardia to Dallas Love Field suffered an uncontained failure of its port CFM56-7B engine, resulting in a Customer fatality. The slight increase in GAAP Net income was primarily driven by an increase in revenues, partially offset by a 7.3 percent increase in Salaries, wages, and benefits expense. See below for further information.

For the six months ended June 30, 2019, Net income was $1.1 billion, a 5.6 percent decrease year-over-year. Diluted earnings per share for the six months ended June 30, 2019 was $2.06, as compared with $2.05 for the six months ended June 30, 2018. For the six months ended June 30, 2019, non-GAAP Net income was also $1.1 billion, a 3.4 percent decrease year-over-year. Non-GAAP diluted earnings per share for the six months ended June 30, 2019 was also $2.06, as compared with $2.00 for the six months ended June 30, 2018. For the six months ended June 30, 2019, Operating income was $1.5 billion, a 7.2 percent decrease year-over-year. For the six months ended June 30, 2019, non-GAAP Operating income was also $1.5 billion, a 5.1 percent decrease year-over-year. The decrease in GAAP Net income was primarily due to the impact of the grounding of the MAX aircraft, severe weather, unscheduled maintenance disruptions in first quarter, the U.S. government shutdown in first quarter, and softness in leisure revenue trends experienced in first quarter. The Company estimates the impact of the MAX groundings reduced its Operating income for the six months ended June 30, 2019, by approximately $225 million. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information about the MAX groundings. The decrease in GAAP Net income also resulted from a 7.9 percent increase in Salaries, wages, and benefits expense, coupled with a 10.6 percent increase in Other operating expenses. See below for further information.

For the twelve months ended June 30, 2019, the Company's earnings performance, combined with its actions to manage invested capital, produced a 23.4 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 18.2 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 24.7 percent, or 18.9 percent on an after-tax basis, for the twelve months ended June 30, 2018. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

Company Overview
The Company ended second quarter 2019 with 753 aircraft in its fleet. All 34 of the Company's Boeing 737 MAX 8 aircraft have remained grounded since March 13, 2019. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information. While the Company's contractual delivery schedule with Boeing has not changed, the majority of its remaining 41 scheduled 2019 aircraft deliveries are expected to shift into 2020. As a result of the MAX groundings, the Company deferred the retirement of 7 of its owned Boeing 737-700 aircraft; therefore, the Company now plans to retire 11 of its 737-700 aircraft in 2019.
As the timeline remains uncertain for the MAX aircraft to return to service, the Company will adjust its flight schedule to remove all MAX flights through January 5, 2020. The Company continues to be focused on proactively managing cancellations, minimizing operational disruptions, reaccommodating Customers, and minimizing the impact on its ontime performance.
Based on planned flight schedule reductions for the MAX through January 5, 2020, the Company currently expects its third quarter 2019 ASMs to decrease in the 2 to 3 percent range, compared with third quarter 2018, and expects its 2019 ASMs to decrease in the 1 to 2 percent range, year-over-year.
The Company's assumption of regulatory approval of MAX return to service during fourth quarter 2019 is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. Any changes to these assumptions could result in additional flight schedule adjustments and reductions beyond January 5, 2020, further delays in aircraft deliveries, and additional financial impacts.

Following the Company's first quarter 2019 commencement of Hawaii service between Oakland and Honolulu on Oahu, the Company began service from Oakland to Kahului on Maui on April 7, 2019. On May 5, 2019, the Company began service from San Jose to Honolulu, and Maui on May 26, 2019. Interisland service began on April 28, 2019, with service between Honolulu and Maui, and May 12, 2019, between Honolulu and Kona on the island of Hawaii. The Company continues to plan for more service for the previously announced gateways of San Diego and Sacramento, and for Lihue on Kauai and Hilo on Hawaii.

In July 2019, the Company announced its decision to cease service at Newark Liberty International Airport and consolidate its New York City presence at New York LaGuardia Airport, effective November 3, 2019. In July 2019, the Company also announced its intention to begin service at Cozumel International Airport beginning in first quarter 2020, subject to requisite governmental approvals.

In May 2019, the Company's approximately 2,400 Mechanics and Related Employees, represented by the Aircraft Mechanics Fraternal Association, ratified a tentative collective-bargaining agreement with the Company. The newly ratified agreement becomes amendable in August 2024.

The Company continued to return value to its Shareholders during second quarter 2019 through a $400 million accelerated share repurchase program, which was launched in April 2019 with a financial institution in a privately negotiated transaction ("Second Quarter 2019 ASR Program"). The Company received 5.8 million shares in June 2019, and at settlement is scheduled to receive an additional 2.0 million shares in July 2019, under the Second Quarter 2019 ASR Program. In addition, during April 2019, the Company repurchased $50 million of its shares of common stock on the open market under an additional share repurchase plan. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. As of June 30, 2019, the Company had $400 million remaining under its May 2018 $2.0 billion share repurchase authorization. On May 15, 2019, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock in a new share repurchase authorization, upon the completion of the remaining $400 million under the May 2018 $2.0 billion share repurchase authorization. On July 30, 2019, the Company launched a new accelerated share repurchase program by advancing $500 million to a financial institution in a privately negotiated transaction ("Third Quarter 2019 ASR Program"). The specific number of shares that the Company will repurchase under the Third Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than October 2019. The Company also entered into an additional open market share repurchase plan for the purchase of up to an additional $50 million of its shares of common stock depending on market prices. These purchases will be recorded as treasury share repurchases for purposes of calculating earnings per share. The Company also made cash dividend payments totaling $98 million during second quarter 2019.
Material Changes in Results of Operations

Comparison of three months ended June 30, 2019 and June 30, 2018

Operating Revenues

Total operating revenues for second quarter 2019 increased by $167 million, or 2.9 percent, year-over-year, to an all-time quarterly record $5.9 billion, despite the negative revenue impacts as a result of flight schedule adjustments due to the MAX groundings. Second quarter 2019 RASM increased 6.8 percent, year-over-year, largely driven by a Passenger revenue yield increase of 4.2 percent, year-over-year, and a Load factor increase of 1.7 points, year-over-year, to an all-time quarterly record 86.4 percent. Second quarter 2019 year-over-year RASM benefited by approximately one point from revenue management enhancements implemented in 2018, as well as an approximate three-point tailwind—with one point related to the Company's second quarter 2018 suboptimal schedule from the 2017 accelerated retirement of its Boeing 737-300 ("Classic") fleet, and two points related to the negative revenue effects from the Flight 1380 accident in April 2018. Further, second quarter 2019 year-over-year RASM benefited by an approximate one-half point due to the timing shift of Easter to second quarter 2019, and by approximately two points as a result of lower second quarter 2019 ASMs due to the MAX groundings.

Passenger revenues for second quarter 2019 increased by $129 million, or 2.4 percent, year-over-year. On a unit basis, Passenger revenues increased 6.3 percent, year-over-year, largely driven by the 4.2 percent increase in Passenger revenue yield and the 1.7 point increase in Load factor, year-over-year. The increase in Passenger revenues was primarily due to higher passenger yields as a result of an increase in average fares, coupled with the shift in Easter travel demand to April 2019 versus both March and April 2018. In addition, prior year results included negative revenue effects from the Flight 1380 accident, which had an approximate $100 million impact to second quarter 2018 Passenger revenues.

Freight revenues for second quarter 2019 were flat, compared with second quarter 2018. Based on current trends, the Company expects third quarter 2019 Freight revenues to increase slightly, compared with third quarter 2018.

Other revenues for second quarter 2019 increased by $38 million, or 11.2 percent, year-over-year. The increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card, driven by the Company's bonus point offer in second quarter 2019 and the carryover success of its Companion Pass promotion in first quarter 2019 for new Cardholders. Based on current trends, the Company expects third quarter 2019 Other revenues to increase, compared with third quarter 2018.

Based on current bookings and revenue trends, the Company expects third quarter 2019 RASM to increase in the 3 to 5 percent range, compared with third quarter 2018. The Company's outlook for third quarter 2019 year-over-year RASM includes an estimated one-point tailwind - approximately one-half point is related to the Company's third quarter 2018 suboptimal schedule from the 2017 accelerated retirement of its Classic fleet, and approximately one-half point is due to the revenue effects from the Flight 1380 accident in April 2018. Additionally, third quarter 2019 year-over-year RASM is expected to benefit by an estimated two points as a result of lower third quarter 2019 capacity due to the MAX groundings.

Operating Expenses

Operating expenses for second quarter 2019 increased by $171 million, or 3.6 percent, compared with second quarter 2018, while capacity decreased 3.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's operating expenses are largely fixed once flight schedules are published; and the Company experienced lower than expected ASMs during second quarter due to the MAX groundings. Flight cancellations are expected to drive unit cost pressure for the duration of the MAX groundings. The following table presents the Company's Operating expenses per ASM for the second quarter of 2019 and 2018, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2019		2018
Salaries, wages, and benefits	5.17	¢	4.64	¢	0.53	¢	11.4%
Fuel and oil	2.84		2.90		(0.06)		(2.1)
Maintenance materials and repairs	0.78		0.66		0.12		18.2
Landing fees and airport rentals	0.89		0.83		0.06		7.2
Depreciation and amortization	0.76		0.70		0.06		8.6
Other operating expenses	1.92		1.77		0.15		8.5
Total	12.36	¢	11.50	¢	0.86	¢	7.5%

Operating expenses per ASM for second quarter 2019 increased by 7.5 percent, compared with second quarter 2018. Operating expenses per ASM for second quarter 2019, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 10.9 percent, compared with second quarter 2018. On both a GAAP and non-GAAP basis, excluding Fuel and oil expense, special items, and profitsharing, approximately six points of the year-over-year unit cost increases were due to the MAX groundings and the resulting lower second quarter 2019 capacity. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense and profitsharing expense, the Company expects its third quarter 2019 unit costs to increase in the 9 to 11 percent range, compared with third quarter 2018. Prior to the MAX groundings, the Company expected third quarter 2019 CASM, excluding fuel and oil expense and profitsharing expense, to increase approximately 2 percent, year-over-year. Approximately seven points of the expected incremental year-over-year unit cost increase in third quarter 2019 are driven by lower third quarter 2019 capacity as a result of the MAX groundings. Additionally, the Company expects approximately one point of year-over-year unit cost pressure in third quarter 2019, primarily due to the shift in spending from the first half of 2019 into third quarter 2019.
Salaries, wages, and benefits expense for second quarter 2019 increased by $141 million, or 7.3 percent, compared with second quarter 2018. On a per ASM basis, second quarter 2019 Salaries, wages, and benefits expense increased 11.4 percent, compared with second quarter 2018. On both a dollar and per ASM basis, the majority of these increases were the result of higher salaries expense, primarily driven by contractual wage rate increases. Based on current cost trends and anticipated capacity, the Company expects third quarter 2019 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with third quarter 2018.

Fuel and oil expense for second quarter 2019 decreased by $66 million, or 5.5 percent, compared with second quarter 2018. On a per ASM basis, second quarter 2019 Fuel and oil expense decreased 2.1 percent, compared with second quarter 2018. On both a dollar and per ASM basis, the decreases were attributable to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 3.6 percent, year-over-year, to $2.13 for second quarter 2019, from $2.21 for second quarter 2018. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.05 per gallon in premium expense and $.06 per gallon in favorable cash settlements from fuel derivative contracts in second quarter 2019, compared with $.06 per gallon in premium expense and $.08 per gallon in favorable cash settlements from fuel derivative contracts in second quarter 2018. The decrease was partially offset by a decline in the Company's fuel efficiency during second quarter 2019, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. The decline in fuel efficiency was primarily due to the removal of the Company's most fuel-efficient aircraft from its schedule as a result of the MAX groundings. Fuel gallons consumed decreased 2.0 percent, as compared with second quarter 2018, while year-over-year capacity decreased 3.6 percent. The Company estimates third quarter 2019 fuel efficiency to decrease in the 1 to 2 percent range, year-over-year, due to the MAX groundings.

As of July 19, 2019, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2019	73%
2020	58%
2021	49%
2022	15%
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred losses in AOCI at June 30, 2019, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2019	Amount of losses deferred in AOCI at June 30, 2019 (net of tax)
Remainder of 2019	$25	$12
2020	90	3
2021	58	8
2022	14	1
Total	$187	$24

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for third quarter 2019 and fourth quarter 2019 jet fuel prices at different crude oil assumptions as of July 19, 2019, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	Third Quarter 2019 (c)	Fourth Quarter 2019 (d)
$50	$1.75 - $1.85	$1.60 - $1.70
$60	$2.00 - $2.10	$1.95 - $2.05
Current Market (a)	$2.05 - $2.15	$2.00 - $2.10
$70	$2.20 - $2.30	$2.25 - $2.35
$80	$2.35 - $2.45	$2.45 - $2.55
$90	$2.45 - $2.55	$2.60 - $2.70
Estimated fuel hedging premium expense per gallon (b)	$.04	$.04
(a) Brent crude oil average market prices as of July 19, 2019, were approximately $63 and $62 per barrel for third quarter 2019 and fourth quarter 2019, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of July 19, 2019, third quarter 2019 GAAP and economic fuel costs are estimated to be in the $2.05 to $2.15 per gallon range, including fuel hedging premium expense of approximately $20 million, or $.04 per gallon, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of July 19, 2019, fourth quarter 2019 GAAP and economic fuel costs are estimated to be in the $2.00 to $2.10 per gallon range, including fuel hedging premium expense of approximately $20 million, or $.04 per gallon, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of July 19, 2019.

Maintenance materials and repairs expense for second quarter 2019 increased by $36 million, or 13.1 percent, compared with second quarter 2018. On a per ASM basis, Maintenance materials and repairs expense increased 18.2 percent, compared with second quarter 2018. On both a dollar and per ASM basis, the increases were primarily due to the timing of regular airframe maintenance checks. The Company currently expects Maintenance materials and repairs expense per ASM for third quarter 2019 to increase, compared with third quarter 2018.

Landing fees and airport rentals expense for second quarter 2019 increased by $13 million, or 3.8 percent, compared with second quarter 2018. On a per ASM basis, Landing fees and airport rentals expense increased 7.2 percent, compared with second quarter 2018. On both a dollar and per ASM basis, the majority of the increases were due to an increase in space rental rates and usage at various stations throughout the network. The Company currently expects Landing fees and airport rentals expense per ASM for third quarter 2019 to increase, compared with third quarter 2018.

Depreciation and amortization expense for second quarter 2019 increased by $10 million, or 3.4 percent, compared with second quarter 2018. On a per ASM basis, Depreciation and amortization expense increased 8.6 percent, compared with second quarter 2018. On both a dollar and per ASM basis, the majority of the increases were associated with the additional depreciation from purchases of new owned aircraft and depreciation from the acquisition of pre-owned aircraft, including both purchased and finance leases. The Company currently expects Depreciation and amortization expense per ASM for third quarter 2019 to increase, compared with third quarter 2018.

Other operating expenses for second quarter 2019 increased by $37 million, or 5.1 percent, compared with second quarter 2018. On a per ASM basis, Other operating expenses increased 8.5 percent, compared with second quarter 2018. On both a dollar and per ASM basis, the majority of the second quarter 2019 increases were due to technology-related expenses, and the biggest portion of the remainder was due to expenses related to the grounding of the MAX aircraft, such as additional compensation issued to inconvenienced Passengers. The Company expects Other operating expenses per ASM for third quarter 2019 to increase, compared with third quarter 2018.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Total other expenses (income) for second quarter 2019 decreased by $12 million primarily due to higher interest income as a result of higher interest rates. The Company currently expects Other expenses (income) for third quarter 2019 to decrease, compared with third quarter 2018, due to higher interest income.

Income Taxes

The Company's effective tax rate was approximately 23.5 percent in second quarter 2019, compared with 23.6 percent in second quarter 2018. The Company continues to project its full year 2019 effective tax rate to be approximately 23.5 percent based on currently forecasted financial results.

Comparison of six months ended June 30, 2019 and June 30, 2018

Operating Revenues

Passenger revenues for the six months ended June 30, 2019, increased by $288 million, or 2.9 percent, compared with the first six months of 2018. On a unit basis, Passenger revenues increased 4.2 percent, year-over-year, largely driven by a 3.4 percent increase in Passenger revenue yield and an increase in Load factor, year-over-year, to 83.8 percent. The increase in Passenger revenues was largely due to higher passenger yields as a result of an increase in average fares. In addition, prior year results included negative revenue effects from the Flight 1380 accident, which had an approximate $100 million impact to second quarter 2018 Passenger revenues. The increase was partially offset by several unexpected events during the first six months of 2019 that contributed to a negative revenue impact, including the MAX groundings, unscheduled maintenance disruptions in first quarter, severe weather, the U.S. government shutdown, and softer leisure revenue trends in first quarter.

Freight revenues for the six months ended June 30, 2019, were flat, compared with the first six months of 2018.

Other revenues for the six months ended June 30, 2019, increased by $85 million, or 13.0 percent, year-over-year. This increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card, driven by the Company's bonus point offer in second quarter 2019 and the success of its Companion Pass promotion in first quarter 2019 for new Cardholders.

Operating Expenses

Operating expenses for the six months ended June 30, 2019, increased by $488 million, or 5.4 percent, compared with the first six months of 2018, while capacity decreased 1.3 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's operating expenses are largely fixed once flight schedules are published; and the Company experienced lower than expected ASMs during the first half of the year due to the MAX groundings, unscheduled maintenance disruptions, severe weather, and the U.S. government shutdown. Flight cancellations are expected to drive unit cost pressure for the duration of the MAX groundings. The following table presents the Company's Operating expenses per ASM for the first six months of 2019 and 2018, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM	Percent
(in cents, except for percentages)	2019		2018		change	change
Salaries, wages, and benefits	5.20	¢	4.75	¢	0.45 ¢	9.5%
Fuel and oil	2.76		2.82		(0.06)	(2.1)
Maintenance materials and repairs	0.77		0.67		0.10	14.9
Landing fees and airport rentals	0.89		0.86		0.03	3.5
Depreciation and amortization	0.77		0.72		0.05	6.9
Other operating expenses	1.92		1.72		0.20	11.6
Total	12.31	¢	11.54	¢	0.77 ¢	6.7%

Operating expenses per ASM for the first six months of 2019 increased by 6.7 percent, compared with the first six months of 2018, as a result of higher Salaries, wages, and benefits expense and Other operating expenses. See below for further information. Operating expenses per ASM for the first six months of 2019, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 9.5 percent, year-over-year, also as a result of higher Salaries, wages, and benefits expense and Other operating expenses. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2019 increased by $295 million, or 7.9 percent, compared with the first six months of 2018. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2019 increased 9.5 percent, compared with the first six months of 2018. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries expense, primarily driven by contractual wage rate increases.

Fuel and oil expense for the first six months of 2019 decreased by $68 million, or 3.1 percent, compared with the first six months of 2018. On a per ASM basis, Fuel and oil expense for the first six months of 2019 decreased 2.1 percent, compared with the first six months of 2018. On both a dollar and per ASM basis, the decreases were primarily attributable to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 2.8 percent, year-over-year, to $2.09 for the first six months of 2019, from $2.15 for the first six months of 2018. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.05 per gallon in premium expense and $.05 per gallon in favorable cash settlements from fuel derivative contracts for the first six months of 2019, compared with $.07 per gallon in premium expense and $.07 per gallon in favorable cash settlements from fuel derivative contracts for the first six months of 2018. The decrease was partially offset by a decline in the Company's fuel efficiency during the first six months of 2019, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. The decline in fuel efficiency was primarily due to the removal of the Company's most fuel efficient aircraft from its schedule as a result of the MAX groundings.

Maintenance materials and repairs expense for the first six months of 2019 increased by $72 million, or 13.6 percent, compared with the first six months of 2018. On a per ASM basis, Maintenance materials and repairs expense increased

14.9 percent, compared with the first six months of 2018. On both a dollar and per ASM basis, the increases were primarily due to the timing and increased scope of regular airframe maintenance checks.

Landing fees and airport rentals expense for the first six months of 2019 increased by $16 million, or 2.4 percent, compared with the first six months of 2018. On a per ASM basis, Landing fees and airport rentals expense increased 3.5 percent, compared with the first six months of 2018. On both a dollar and per ASM basis, the majority of the increases were due to an increase in space rental rates and usage at various stations throughout the network, partially offset by higher settlements and credits from various airports received in the first six months of 2018.

Depreciation and amortization expense for the first six months of 2019 increased by $29 million, or 5.1 percent, compared with the first six months of 2018. On a per ASM basis, Depreciation and amortization expense increased 6.9 percent, compared with the first six months of 2018. On both a dollar and per ASM basis, the majority of the increases were associated with the additional depreciation from purchases of new owned aircraft and depreciation from the acquisition of pre-owned aircraft, including both purchased and finance leases.

Other operating expenses for the first six months of 2019 increased by $144 million, or 10.6 percent, compared with the first six months of 2018. On a per ASM basis, Other operating expenses increased 11.6 percent, compared with the first six months of 2018. On both a dollar and per ASM basis, the most significant portion of the increases in Other operating expenses was due to $25 million of gains from the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party recognized during first quarter 2018, which reduced Other operating expenses for first quarter 2018. This gain on sale of retired Boeing 737-300 aircraft was considered a special item and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding this item, approximately 40 percent of the increases were due to technology-related expenses. Approximately 20 percent of the increases were due to insurance recoveries from the impacts of irregular operations, which were received in first quarter 2018 and reduced Other operating expenses for first quarter 2018, and the biggest portion of the remainder was due to expenses related to the grounding of the MAX aircraft, such as additional compensation issued to inconvenienced Passengers.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Total other expenses (income) for the first six months of 2019 decreased by $26 million primarily due to higher interest income as a result of higher interest rates.

Income Taxes

The Company's effective tax rate was approximately 23.4 percent for both the first six months of 2019 and 2018.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
Fuel and oil expense, unhedged	$1,138	$1,218		$2,144	$2,232
Add: Premium cost of fuel contracts	28	34		55	67
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(30)	(50)		(47)	(79)
Fuel and oil expense, as reported	$1,136	$1,202		$2,152	$2,220
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	5		—	11
Fuel and oil expense, excluding special items (economic)	$1,136	$1,207	(5.9)%	$2,152	$2,231	(3.5)%

Total operating expenses, as reported	$4,941	$4,770		$9,586	$9,098
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	5		—	11
Add: Gain on sale of retired Boeing 737-300 aircraft	—	—		—	25
Total operating expenses, excluding special items	$4,941	$4,775	3.5%	$9,586	$9,134	4.9%

Operating income, as reported	$968	$972		$1,473	$1,588
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(5)		—	(11)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	—		—	(25)
Operating income, excluding special items	$968	$967	0.1%	$1,473	$1,552	(5.1)%

Net income, as reported	$741	$733		$1,128	$1,195
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(5)		—	(11)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	—		—	(25)
Add: Net income tax impact of special items (b)	—	1		—	9
Net income, excluding special items	$741	$729	1.6%	$1,128	$1,168	(3.4)%

Net income per share, diluted, as reported	$1.37	$1.27		$2.06	$2.05
Deduct: Impact from fuel contracts	—	(0.01)		—	(0.02)
Deduct: Impact of special items	—	—		—	(0.04)
Add: Net income tax impact of special items (b)	—	—		—	0.01
Net income per share, diluted, excluding special items	$1.37	$1.26	8.7%	$2.06	$2.00	3.0%

Operating expenses per ASM (cents)	12.36 ¢	11.50 ¢		12.31 ¢	11.54 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.84)	(2.90)		(2.76)	(2.82)
Add: Impact of special items	—	—		—	0.03
Deduct: Profitsharing expense divided by ASMs	(0.43)	(0.40)		(0.34)	(0.34)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profitsharing (cents)	9.09 ¢	8.20 ¢	10.9%	9.21 ¢	8.41 ¢	9.5%

(a) As a result of prior hedge ineffectiveness.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	June 30, 2019		June 30, 2018
Operating income, as reported	$3,091		$3,174
Net impact from fuel contracts	(3)		(85)
Lease termination expense	—		20
Boeing 737-300 aircraft grounding charge	—		63
Gain on sale of retired Boeing 737-300 aircraft	—		(25)
Operating income, non-GAAP	$3,088		$3,147
Net adjustment for aircraft leases (a)	106		104
Adjusted operating income, non-GAAP (A)	$3,194		$3,251

Non-GAAP tax rate (B)	22.0%	(d)	23.4%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$2,490		$2,490

Debt, including finance leases (b)	$3,324		$3,391
Equity (b)	9,947		9,053
Net present value of aircraft operating leases (b)	548		680
Average invested capital	$13,819		$13,124
Equity adjustment for hedge accounting (c)	(162)		56
Adjusted average invested capital (D)	$13,657		$13,180

Non-GAAP ROIC, pre-tax (A/D)	23.4%		24.7%

Non-GAAP ROIC, after tax (C/D)	18.2%		18.9%

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
(d) The GAAP twelve month rolling tax rate as of June 30, 2019, was 22.0 percent, and the Non-GAAP twelve month rolling tax rate was also 22.0 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information. For full year 2019, the Company estimates its effective tax rate to be approximately 23.5 percent.
(e) As the twelve month rolling tax rate no longer approximated an annual tax rate due to the significant impact the Tax Cuts and Jobs Act legislation enacted in December 2017 had on corporate tax rates, the Company utilized the 2018 year-to-date tax rate for 2018 ROIC, after-tax. The 2018 year-to-date GAAP tax rate was 23.4 percent, and the Non-GAAP tax rate for the period was also 23.4 percent. Utilizing the Company's tax rate based on Operating income, non-GAAP for the twelve months ended June 30, 2018, of 29.7 percent, Non-GAAP ROIC, after-tax, would have been 17.3 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP; and 12 month rolling income tax rate, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

Because management believes each of these items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of these items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP; and 12 month rolling income tax rate, non-GAAP.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $966 million for the three months ended June 30, 2019, compared with $1.6 billion provided by operating activities in the same prior year period. For the six months ended June 30, 2019, net cash provided by operating activities was $2.1 billion, compared with $2.6 billion provided by operating activities in the six months ended June 30, 2018. The operating cash flows for the six months ended June 30, 2019, were impacted primarily by the Company's Net income (as adjusted for noncash items) and a $914 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners. For the six months ended June 30, 2018, in addition to the Company's Net income (as adjusted for noncash items), there was a $966 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners and the Company had net cash inflows of $140 million in cash collateral from fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $252 million during the three months ended June 30, 2019, compared with $694 million used in investing activities in the same prior year period. Net cash used in investing activities during the six months ended June 30, 2019, totaled $87 million, compared with $766 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2019, Capital expenditures were $390 million, the majority of which were due to ongoing technology projects. This compared with $929 million in Capital expenditures during the same prior year period, the majority of which were payments for new aircraft delivered to the Company, but also included payments related to airport and other facility construction projects. Capital expenditures decreased, year-over-year, largely due to delayed Boeing deliveries as a result of the grounding of the MAX aircraft. During the six months ended June 30, 2019, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $303 million, compared with a $204 million inflow during the same prior year period. Based on aircraft commitments as of June 30, 2019, and assuming regulatory approval of MAX aircraft return to service during fourth quarter 2019, the Company estimates its annual 2019 capital expenditures to be in the range of $1.2 billion to $1.3 billion. However, all further MAX deliveries are suspended until the FAA rescinds its order grounding the MAX and the timeline of future deliveries is uncertain.

Net cash used in financing activities was $612 million during the three months ended June 30, 2019, compared with $645 million used in financing activities for the same prior year period. Net cash used in financing activities during the six months ended June 30, 2019, was $1.4 billion, compared with $1.2 billion used in financing activities for the same prior year period. During the six months ended June 30, 2019, the Company repaid $175 million in debt and finance lease obligations, repurchased $950 million of its outstanding common stock through accelerated share repurchase programs and open market share repurchases, and paid $276 million in cash dividends to Shareholders. During the six months ended June 30, 2018, the Company repaid $157 million in debt and finance lease obligations, repurchased $1.0 billion of its outstanding common stock through accelerated share repurchase programs, paid $240 million in cash dividends to Shareholders, and received a reimbursement from the City of Houston for $116 million for the investment and updates made at Houston William P. Hobby Airport.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1.0 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of June 30, 2019, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

On May 16, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock in a share repurchase authorization. Under this $2.0 billion share repurchase authorization, in April 2019, the Company launched the Second Quarter 2019 ASR Program and advanced $400 million to a financial institution in a privately negotiated transaction. The Company received 5.8 million shares in June 2019, and at settlement is scheduled to receive an additional 2.0 million shares in July 2019, under the Second Quarter 2019 ASR Program. In addition, during April 2019, the Company repurchased $50 million of its shares of common stock on the open market under an additional share repurchase plan. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. As of June 30, 2019, the Company had $400 million remaining under its May 2018 $2.0 billion share repurchase authorization. On May 15, 2019, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock in a new share repurchase authorization, upon the completion of the remaining $400 million under the May 2018 share repurchase authorization. On July 30, 2019, the Company launched the Third Quarter 2019 ASR Program by advancing $500 million to a financial institution in a privately negotiated transaction. The specific number of shares that the Company will repurchase under the Third Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than October 2019. The Company also entered into an additional open market share repurchase plan for the purchase of up to an additional $50 million of its shares of common stock depending on market prices. These purchases will be recorded as treasury share repurchases for purposes of calculating earnings per share.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $4.0 billion as of June 30, 2019, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of June 30, 2019, the Company had firm deliveries and options for 737 MAX 7 and 737 MAX 8 aircraft as follows in the table below. Although this delivery schedule reflects contractual commitments, all further MAX deliveries are suspended until the FAA order is rescinded. The timeline of future deliveries is uncertain; however, the Company currently expects the majority of its remaining scheduled 2019 aircraft deliveries to shift into 2020.

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional MAX 8s		Total
2019	7	21		—	16		44	(c)
2020	—	35		—	3		38
2021	—	44		—	—		44
2022	—	27		14	—		41
2023	12	22		23	—		57
2024	11	30		23	—		64
2025	—	40		36	—		76
2026	—	—		19	—		19
	30	219	(a)	115	19	(b)	383
(a) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders, upon written advance notification as stated in the contract.
(b) To be acquired in leases from various third parties.
(c) Includes three 737 MAX 8 aircraft delivered prior to the March 13, 2019, FAA emergency order issued for all U.S. airlines to ground all MAX aircraft.

Based on aircraft commitments as of June 30, 2019, the Company's capital commitments associated with these firm orders are as follows: $897 million remaining in 2019, $1.4 billion in 2020, $1.6 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, and $3.4 billion thereafter. However, based on Boeing's most recent guidance, the Company expects $500 million to $600 million of 2019's scheduled aircraft capital expenditures to shift into 2020, assuming regulatory approval of MAX aircraft return to service during fourth quarter 2019. The Company's aircraft spending could be further impacted by the grounding of the MAX aircraft, as all MAX deliveries are suspended until the FAA order is rescinded. The timeline of future deliveries is uncertain.

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

The following table details information on the aircraft in the Company's fleet as of June 30, 2019:

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the Company’s fleet and capacity expectations and the assumptions underlying the expectations, in particular assumptions regarding the 737 MAX return to service;

•	the Company’s network plans;

•
the Company’s financial outlook and projected results of operations, including assumptions underlying the Company’s projections, in particular assumptions regarding the impact of the 737 MAX groundings and the timing of its return to service;

•	the Company’s plans, expectations, and estimates related to fuel efficiency and managing risk associated with changing jet fuel prices, including the assumptions underlying the estimates;

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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
the Company’s dependence on Boeing and the FAA with respect to the timing of the return of the 737 MAX to service and any related changes to the Company’s operational and financial assumptions and decisions;

•	the impact of governmental regulations and other governmental actions, as well as related consumer perception, on consumer behavior;

•
the Company’s dependence on other third parties, in particular with respect to its technology plans and initiatives, and the impact on the Company’s operations of any related third party delays or non-performance;

•
the impact of economic conditions, actions of competitors (including, without limitation, pricing, scheduling, capacity and network decisions, and consolidation and alliance activities), extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company’s control, on consumer behavior and the Company's business decisions, plans, and strategies;

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

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2019, the estimated fair value of outstanding contracts was an asset of $187 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2019, the Company had agreements with nine counterparties with respect to which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2019, no cash collateral deposits were provided by or held by the Company from counterparties based on its outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2019, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit, but two of the objectors have moved to dismiss their appeals. The Company denies all allegations of wrongdoing.

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

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft, in violation of the Racketeer Influenced and Corrupt Organization Act. The initial complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, and attorneys’ fees and other costs. The time for the Company to respond to the complaint has not yet expired. The Company denies all allegations of wrongdoing, including those in the complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

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

The Federal Aviation Administration’s grounding of the Boeing 737 MAX aircraft may materially and adversely affect the Company’s business plans, strategies, and results of operations.

The Company is dependent on Boeing as its sole supplier for new aircraft, as reflected in the delivery schedule disclosed on page 50. The Boeing 737 MAX aircraft are key to the Company’s fleet modernization initiative. On March 13, 2019, the Federal Aviation Administration issued an emergency order for all U.S. airlines to ground the 737 MAX, including the 34 737 MAX aircraft in the Company’s fleet (the “MAX groundings”).

The Company does not know whether, on what conditions, or when the MAX groundings will end. The Company's assumption of regulatory approval of MAX return to service during fourth quarter 2019 is based on recent guidance from Boeing and is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. The MAX groundings have adversely affected operating results for the six months ended June 30, 2019, and may have a material, adverse effect on the Company’s operating results in future periods. An extended or permanent grounding of the 737 MAX may result in additional flight schedule adjustments and further delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and possible negative effects of the 737 MAX groundings on Customer confidence and airline choice. Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If Boeing 737 MAX aircraft remain unavailable for the Company’s flight operations, the Company may be required to shift to other aircraft for fleet modernization or to service the routes in its business plan. Such a shift could materially increase the Company’s costs, including the cost of other aircraft and the cost of training pilots, mechanics, and other personnel to operate other types of aircraft. Any of these events could have a material, adverse effect on the Company’s business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
April 1, 2019 through April 30, 2019	3,654,000	$—	(2)(3)(4)	3,654,000	$400,051,674
May 1, 2019 through May 31, 2019	—	$—		—	$2,400,051,674
June 1, 2019 through June 30, 2019	5,795,570	$—	(4)	5,795,570	$2,400,051,674
Total	9,449,570			9,449,570

(1)
On May 16, 2018, the Company's Board of Directors authorized the repurchase of up to $2.0 billion of the Company's common stock. On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock in a new share repurchase authorization, upon the completion of the May 2018 share repurchase authorization. Repurchases are made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in first quarter 2019 (the “First Quarter 2019 ASR Program”), the Company paid $500 million and received an initial delivery of 6,679,187 shares during March 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the First Quarter 2019 ASR Program based on a volume-weighted average price of $56.1446 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between January 28, 2019 and March 6, 2019. Final settlement of the First Quarter 2019 ASR Program occurred in April 2019 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in March 2019. Upon settlement, the third party financial institution delivered 2,701,787 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 9,380,974 shares repurchased under the First Quarter 2019 ASR Program, upon completion of the First Quarter 2019 ASR Program in April 2019, was $53.2994.

(3)	During April 2019, the Company repurchased 952,213 shares of its common stock on the open market under an additional share repurchase plan at an average price of $52.4892 per share.

(4)
Under the Second Quarter 2019 ASR Program launched in April 2019, the Company paid $400 million and received an initial delivery of 5,795,570 shares during June 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2019 ASR Program based on a volume-weighted average price of $51.7637 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between April 29, 2019 and June 4, 2019. Final settlement of the Second Quarter 2019 ASR Program is scheduled to occur in July 2019 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in July 2019. Upon settlement, the third party financial institution is required to deliver 2,020,366 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 7,815,936 shares repurchased under the Second Quarter 2019 ASR Program, upon completion of the Second Quarter 2019 ASR Program in July 2019, was $51.1775.

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

SOUTHWEST AIRLINES CO.

July 30, 2019	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)