Form 10-Q
period 2019-09-30
SOUTHWEST AIRLINES CO
filed 2019-11-08
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Number of shares of Common Stock outstanding as of the close of business on November 6, 2019: 526,276,126

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2019 and 2018
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2019 and 2018
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,488	$1,854
Short-term investments	1,528	1,835
Accounts and other receivables	867	568
Inventories of parts and supplies, at cost	528	461
Prepaid expenses and other current assets	239	310
Total current assets	5,650	5,028

Property and equipment, at cost:
Flight equipment	21,736	21,753
Ground property and equipment	5,446	4,960
Deposits on flight equipment purchase contracts	933	775
Assets constructed for others	172	1,768
	28,287	29,256
Less allowance for depreciation and amortization	10,445	9,731
	17,842	19,525
Goodwill	970	970
Operating lease right-of-use assets	1,352	—
Other assets	653	720
	$26,467	$26,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,274	$1,416
Accrued liabilities	1,456	1,749
Current operating lease liabilities	332	—
Air traffic liability	4,930	4,134
Current maturities of long-term debt	637	606
Total current liabilities	8,629	7,905

Long-term debt less current maturities	2,398	2,771
Air traffic liability - noncurrent	1,036	936
Deferred income taxes	2,643	2,427
Construction obligation	172	1,701
Noncurrent operating lease liabilities	1,014	—
Other noncurrent liabilities	644	650
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,554	1,510
Retained earnings	17,525	15,967
Accumulated other comprehensive income (loss)	(63)	20
Treasury stock, at cost	(9,893)	(8,452)
Total stockholders' equity	9,931	9,853
	$26,467	$26,243
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Passenger	$5,230	$5,194	$15,462	$15,137
Freight	42	43	129	130
Other	367	338	1,107	994
Total operating revenues	5,639	5,575	16,698	16,261

OPERATING EXPENSES:
Salaries, wages, and benefits	2,002	1,912	6,046	5,659
Fuel and oil	1,090	1,205	3,242	3,425
Maintenance materials and repairs	313	283	916	814
Landing fees and airport rentals	345	337	1,036	1,011
Depreciation and amortization	308	301	906	870
Other operating expenses	762	739	2,260	2,096
Total operating expenses	4,820	4,777	14,406	13,875

OPERATING INCOME	819	798	2,292	2,386

OTHER EXPENSES (INCOME):
Interest expense	30	33	90	99
Capitalized interest	(10)	(9)	(27)	(29)
Interest income	(23)	(20)	(70)	(47)
Other (gains) losses, net	3	8	8	16
Total other expenses (income)	—	12	1	39

INCOME BEFORE INCOME TAXES	819	786	2,291	2,347
PROVISION FOR INCOME TAXES	160	171	504	536

NET INCOME	$659	$615	$1,787	$1,811

NET INCOME PER SHARE, BASIC	$1.24	$1.08	$3.30	$3.13

NET INCOME PER SHARE, DILUTED	$1.23	$1.08	$3.29	$3.13

COMPREHENSIVE INCOME	$566	$729	$1,704	$2,229

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	533	569	542	578
Diluted	534	569	543	579
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018 (as reported)	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842 (See Note 2)	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	6	(4)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.160 per share	—	—	(89)	—	—	(89)
Comprehensive income	—	—	387	76	—	463
Balance at March 31, 2019	$808	$1,513	$16,320	$96	$(8,946)	$9,791
Repurchase of common stock	—	—	—	—	(450)	(450)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	2	10
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.180 per share	—	—	(99)	—	—	(99)
Comprehensive income	—	—	741	(66)	—	675
Balance at June 30, 2019	$808	$1,534	$16,962	$30	$(9,394)	$9,940
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	1	9
Share-based compensation	—	12	—	—	—	12
Cash dividends, $.180 per share	—	—	(96)	—	—	(96)
Comprehensive income	—	—	659	(93)	—	566
Balance at September 30, 2019	$808	$1,554	$17,525	$(63)	$(9,893)	$9,931

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017 (as reported)	$808	$1,451	$13,832	$12	$(6,462)	$9,641
Cumulative effect of adopting Accounting Standards Update No. 2017-12, Targeted Improvements to Accounting for Hedging Activities	—	—	18	(18)	—	—
Balance after adjustment for the new accounting standard	$808	$1,451	$13,850	$(6)	$(6,462)	$9,641
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(9)	—	—	5	(4)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $.125 per share	—	—	(75)	—	—	(75)
Comprehensive income	—	—	463	84	—	547
Balance at March 31, 2018	$808	$1,452	$14,238	$78	$(6,957)	$9,619
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	1	9
Share-based compensation	—	9	—	—	—	9
Cash dividends, $.160 per share	—	—	(93)	—	—	(93)
Comprehensive income	—	—	733	220	—	953
Balance at June 30, 2018	$808	$1,469	$14,878	$298	$(7,456)	$9,997
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	7	—	—	2	9
Share-based compensation	—	9	—	—	—	9
Cash dividends, $.160 per share	—	—	(91)	—	—	(91)
Comprehensive income	—	—	615	114	—	729
Balance at September 30, 2018	$808	$1,485	$15,402	$412	$(7,954)	$10,153

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$659	$615	$1,787	$1,811
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	308	301	906	870
Unrealized/realized gains on fuel derivative instruments	—	(2)	—	(13)
Deferred income taxes	174	104	224	308
Changes in certain assets and liabilities:
Accounts and other receivables	(88)	(13)	(292)	(109)
Other assets	79	(30)	195	(243)
Accounts payable and accrued liabilities	106	161	(240)	80
Air traffic liability	(17)	52	897	1,018
Other liabilities	(87)	—	(210)	—
Cash collateral received from derivative counterparties	—	10	—	150
Other, net	(43)	73	(104)	32
Net cash provided by operating activities	1,091	1,271	3,163	3,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(375)	(454)	(766)	(1,384)
Assets constructed for others	—	(8)	—	(49)
Purchases of short-term investments	(529)	(678)	(1,329)	(1,607)
Proceeds from sales of short-term and other investments	545	531	1,648	1,665
Other, net	—	5	—	5
Net cash used in investing activities	(359)	(604)	(447)	(1,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	9	9	29	26
Reimbursement for assets constructed for others	—	8	—	165
Payments of long-term debt and finance lease obligations	(70)	(98)	(245)	(255)
Payments of cash dividends	(96)	(91)	(372)	(332)
Repayment of construction obligation	—	(8)	—	(22)
Repurchase of common stock	(500)	(500)	(1,450)	(1,500)
Other, net	(33)	3	(44)	(7)
Net cash used in financing activities	(690)	(677)	(2,082)	(1,925)

NET CHANGE IN CASH AND CASH EQUIVALENTS	42	(10)	634	609

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,446	2,114	1,854	1,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,488	$2,104	$2,488	$2,104

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$11	$18	$59	$70
Income taxes	$169	$38	$487	$212

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under finance leases	$—	$18	$—	$32
Assets constructed for others	$28	$46	$73	$126
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2019 and 2018 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2019. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Effective as of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, codified in Accounting Standards Codification ("ASC") 842 (the "New Lease Standard"). All amounts and disclosures set forth in this Form 10-Q for the three and nine months ended September 30, 2019 reflect the adoption of this ASU, while all periods prior to 2019 remain in accordance with prior accounting requirements. See Note 2 for further information.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the three and nine months ended September 30, 2019, the Company had fuel derivative instruments in place for up to 66 percent and 76 percent, respectively, of its fuel consumption. As of September 30, 2019, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 65 percent of its remaining 2019 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	September 30, 2019	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2019
Remainder of 2019	344	WTI crude oil and Brent crude oil
2020	1,301	WTI crude oil, Brent crude oil, and Heating oil
2021	1,169	WTI crude oil and Brent crude oil
2022	552	WTI crude oil and Brent crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All periodic changes in fair value of the derivatives designated as hedges are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 4.

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2018, or during the nine months ended September 30, 2019.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2019	12/31/2018	9/30/2019	12/31/2018
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$35	$43	$—	$—
Fuel derivative contracts (gross)	Other assets	79	95	—	—
Interest rate derivative contracts	Other assets	1	—	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	20	2
Interest rate derivative contracts	Other noncurrent liabilities	—	—	4	12
Total derivatives designated as hedges		$115	$138	$24	$14
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Current maturities of long-term debt	$300	$—	$2	$—
Long-term debt less current maturities	501	783	18	3
	$801	$783	$20	$3
(a) At September 30, 2019 and 2018, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $19 million and $20 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2019	2018
Due to third parties for fuel contracts	Accounts payable	$1	$—
Receivable from third parties for fuel contracts	Accounts and other receivables	—	2

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. As of September 30, 2019, no cash collateral deposits were provided by or held by the Company from counterparties based on its outstanding fuel derivative portfolio, and no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2019				December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$35	$—	$35		$43	$—	$43
Fuel derivative contracts	Other assets	$79	$—	$79	(a)	$95	$—	$95	(a)
Interest rate derivative contracts	Other assets	$1	$—	$1	(a)	$—	$—	$—	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2019			December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Interest rate derivative contracts	Accrued liabilities	$20	$—	$20	$2	$—	$2
Interest rate derivative contracts	Other noncurrent liabilities	$4	$—	$4	$12	$—	$12

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended September 30, 2019		Three months ended September 30, 2018
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$19	$8	$(20)	$9

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	19	—	(20)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	6	—	6
Derivatives designated as hedging instruments	—	—	—	2

Location and amount recognized in income on cash flow and fair value hedging relationships
	Nine months ended September 30, 2019		Nine months ended September 30, 2018
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$28	$21	$(32)	$26

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	28	—	(32)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	3	—	4

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	17	—	17
Derivatives designated as hedging instruments	—	1	—	5

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2019	2018
Fuel derivative contracts	$95	$(122)
Interest rate derivatives	17	—
Total	$112	$(122)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2019	2018
Fuel derivative contracts	$83	$(428)
Interest rate derivatives	43	(2)
Total	$126	$(430)

Derivatives not designated as hedges
	Gain recognized in income on derivatives

	Nine months ended		Location of gain recognized in income on derivatives
	September 30,
(in millions)	2019	2018
Interest rate derivatives	$—	$(2)	Interest expense

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended September 30, 2019 and 2018 of $20 million and $34 million, respectively, and the nine months ended September 30, 2019 and 2018 of $75 million and $101 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contracts settle.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of September 30, 2019, recorded in AOCI, were approximately $43 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2019.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2019, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$25	$18	$35	$12	$9	$7	$8	$114
Cash collateral held from CP	—	—	—	—	—	—	—	—
Aircraft collateral pledged to CP	—	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(50) to (200) or >(600)	>(50)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(40)	>(70)(e)
Cash is received from CP	>50(e)	>150(e)	>250(e)	>125(e)	>100(e)	>70(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(g)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives < $7 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,
(in millions)	2019	2018
NET INCOME	$659	$615
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($24) and $32	(80)	107
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($5) and $-	(15)	1
Other, net of deferred taxes of $- and $1	2	6
Total other comprehensive income (loss)	$(93)	$114
COMPREHENSIVE INCOME	$566	$729

	Nine months ended September 30,
(in millions)	2019	2018
NET INCOME	$1,787	$1,811
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($18) and $123	(61)	404
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($13) and $1	(40)	5
Other, net of deferred taxes of $4 and $1	18	9
Total other comprehensive income (loss)	$(83)	$418
COMPREHENSIVE INCOME	$1,704	$2,229

A rollforward of the amounts included in AOCI is shown below for the three and nine months ended September 30, 2019:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2019	$(31)	$(33)	$58	$45	$(9)	$30
Changes in fair value	(123)	(22)	—	2	33	(110)
Reclassification to earnings	19	2	—	—	(4)	17
Balance at September 30, 2019	$(135)	$(53)	$58	$47	$20	$(63)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(56)	$—	$58	$25	$(7)	$20
Changes in fair value	(107)	(56)	—	22	33	(108)
Reclassification to earnings	28	3	—	—	(6)	25
Balance at September 30, 2019	$(135)	$(53)	$58	$47	$20	$(63)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2019:

Three months ended September 30, 2019
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$19	Fuel and oil expense
	4	Less: Tax expense
	$15	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Interest expense
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$17	Net of tax

Nine months ended September 30, 2019
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$28	Fuel and oil expense
	6	Less: Tax Expense
	$22	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Interest expense
	—	Less: Tax Expense
	$3	Net of tax

Total reclassifications for the period	$25	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Passenger non-loyalty	$4,400	$4,417	$13,126	$12,969
Passenger loyalty - air transportation	657	623	1,814	1,702
Passenger ancillary sold separately	173	154	522	466
Total passenger revenues	$5,230	$5,194	$15,462	$15,137

As of September 30, 2019, and December 31, 2018, the components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	September 30, 2019	December 31, 2018
Air traffic liability - passenger travel and ancillary passenger services	$2,627	$2,059
Air traffic liability - loyalty program	3,339	3,011
Total Air traffic liability	$5,966	$5,070

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The balance in Air traffic liability – passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. These performance obligations are expected to have a duration of twelve months or less; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets. Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability – noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. Based on historical trends, the Company expects the majority of loyalty points to be redeemed within two years. Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Air traffic liability - loyalty program - beginning balance	$3,289	$2,919	$3,011	$2,667
Amounts deferred associated with points awarded	727	669	2,195	2,027
Revenue recognized from points redeemed - Passenger	(657)	(623)	(1,814)	(1,702)
Revenue recognized from points redeemed - Other	(20)	(17)	(53)	(44)
Air traffic liability - loyalty program - ending balance	$3,339	$2,948	$3,339	$2,948

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2019 and 2018 were as follows (in millions):

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	16,410
Revenue from amounts included in contract liability opening balances	(3,160)
Revenue from current period sales	(12,354)
Balance at September 30, 2019	$5,966

Air traffic liability
Balance at December 31, 2017	$4,565
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	16,200
Revenue from amounts included in contract liability opening balances	(3,098)
Revenue from current period sales	(12,084)
Balance at September 30, 2018	$5,583

The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Agreement with Chase, within Other operating revenues. For the three months ended September 30, 2019 and 2018, the Company recognized $329 million and $290 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized $984 million and $856 million, respectively.

6.    NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
NUMERATOR:
Net income	$659	$615	$1,787	$1,811

DENOMINATOR:
Weighted-average shares outstanding, basic	533	569	542	578
Dilutive effect of restricted stock units	1	—	1	1
Adjusted weighted-average shares outstanding, diluted	534	569	543	579

NET INCOME PER SHARE:
Basic	$1.24	$1.08	$3.30	$3.13
Diluted	$1.23	$1.08	$3.29	$3.13

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

As of September 30, 2019, the Company held aircraft leases with remaining terms ranging from one month to 12 years. The aircraft leases generally can be renewed for one to five years at rates based on fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material. On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease 88 AirTran Airways, Inc. Boeing 717-200 aircraft ("B717s") to Delta at agreed-upon lease rates. Excluding aircraft for which the leases had expired as of September 30, 2019, the following remained: 68 on operating leases, ten owned, and two on finance leases. The sublease terms for the 68 B717s on operating lease and the two B717s on finance lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which have remaining lease terms ranging from approximately one month to five years. The Company's future sublease income associated with the 68 B717s on operating lease as of September 30, 2019 was as follows: $23 million remaining in 2019, $78 million in 2020, $41 million in 2021, $17 million in 2022, $7 million in 2023, and $1 million in 2024. The leasing of the ten B717s that are owned by the Company is subject to certain conditions, and the remaining lease terms are up to four years, after which Delta will have the option to purchase the aircraft at the then-prevailing fair market value. The ten owned B717s are accounted for as sales type leases, the two B717s classified by the Company as finance leases are accounted

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

for as direct financing leases, and the remaining 68 subleases are accounted for as operating leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

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

Lease-related assets and liabilities recorded on the unaudited Condensed Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	September 30, 2019
Assets
Operating	Operating lease right-of-use assets (net)	$1,352
Finance	Property and equipment (net of allowance for depreciation and amortization of $430)	835
Total lease assets		$2,187

Liabilities
Current
Operating	Current operating lease liabilities	$332
Finance	Current maturities of long-term debt	86
Noncurrent
Operating	Noncurrent operating lease liabilities	1,014
Finance	Long-term debt less current maturities	586
Total lease liabilities		$2,018

The components of lease costs, included in the unaudited Condensed Consolidated Statement of Comprehensive Income, were as follows:

(in millions)	Statement of Comprehensive Income location	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost - aircraft (a)	Other operating expenses	$44	$132
Operating lease cost - other	Landing fees and airport rentals, and Other operating expenses	22	66
Short-term lease cost	Other operating expenses	1	3
Variable lease cost	Landing fees and airport rentals, and Other operating expenses	337	1,016
Finance lease cost:
Amortization of lease liabilities	Depreciation and amortization	29	87
Interest on lease liabilities	Interest expense	6	20
Total net lease cost		$439	$1,324
(a) Net of sublease income of $25 million and $75 million for the three and nine months ended September 30, 2019, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases, included in the unaudited Condensed Consolidated Statement of Cash Flows, was as follows:

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$95	$298
Operating cash flows for finance leases	6	20
Financing cash flows for finance leases	21	64
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6	130
Finance leases	—	1

As of September 30, 2019, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
Remainder of 2019	$115	$28
2020	347	109
2021	213	104
2022	141	101
2023	111	97
Thereafter	753	338
Total lease payments	$1,680	$777
Less imputed interest	(334)	(105)
Total lease obligations	1,346	672
Less current obligations	(332)	(86)
Long-term lease obligations	$1,014	$586

The table below presents additional information related to the Company's leases as of September 30, 2019:

Weighted average remaining lease term
Operating leases	9 years
Finance leases	8 years

Weighted average discount rate
Operating leases (a)	3.8%
Finance leases	3.8%
(a) Upon adoption of the New Lease Standard, the incremental borrowing rate used for existing leases was established as of January 1, 2019.

As of September 30, 2019, the Company had additional operating lease commitments that had not yet commenced of approximately $533 million for 16 Boeing 737 MAX 8 aircraft expected to be delivered in 2019 and 2020, each with lease terms that range from eight to nine years.

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

As of September 30, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019, and December 31, 2018:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$2,078	$2,078	$—	$—
Commercial paper	405	—	405	—
Certificates of deposit	5	—	5	—
Short-term investments:
Treasury bills	1,195	1,195	—	—
Certificates of deposit	274	—	274	—
Time deposits	59	—	59	—
Interest rate derivatives (see Note 3)	1	—	1	—
Fuel derivatives:
Option contracts (b)	114	—	—	114
Other available-for-sale securities	178	178	—	—
Total assets	$4,309	$3,451	$744	$114
Liabilities
Interest rate derivatives (see Note 3)	$(24)	$—	$(24)	$—
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2019, or the year ended December 31, 2018. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019, or the year ended December 31, 2018. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at June 30, 2019	$187
Total losses (realized or unrealized) included in other comprehensive income	(123)
Purchases	50	(a)
Balance at September 30, 2019	$114
(a) The purchase of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2018	$138
Total losses (realized or unrealized) included in other comprehensive income	(101)
Purchases	126	(a)
Sales	(2)	(a)
Settlements	(47)
Balance at September 30, 2019	$114
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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at September 30, 2019:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2019	22-38%
			2020	24-42%
			2021	20-29%
			2022	19-21%

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2019, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under three of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due November 2019	$300	$300	Level 2
2.65% Notes due 2020	501	504	Level 2
Term Loan Agreement payable through 2020 - 5.223%	147	147	Level 3
737 Aircraft Notes payable through 2020	21	21	Level 3
2.75% Notes due 2022	300	304	Level 2
Pass Through Certificates due 2022 - 6.24%	197	208	Level 2
Term Loan Agreement payable through 2026 - 3.71%	188	188	Level 3
3.00% Notes due 2026	300	307	Level 2
3.45% Notes due 2027	300	315	Level 2
7.375% Debentures due 2027	123	152	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2019	December 31, 2018
Derivative contracts	$80	$95
Intangible assets, net	311	400
Finance lease receivable	50	61
Other	212	164
Other assets	$653	$720

(in millions)	September 30, 2019	December 31, 2018
Accounts payable trade	$270	$263
Salaries payable	199	216
Taxes payable excluding income taxes	188	220
Aircraft maintenance payable	109	69
Fuel payable	120	122
Other payable	388	526
Accounts payable	$1,274	$1,416

(in millions)	September 30, 2019	December 31, 2018
Profitsharing and savings plans	$423	$580
Vacation pay	427	403
Health	118	107
Workers compensation	169	166
Property and income taxes	70	68
Other	249	425
Accrued liabilities	$1,456	$1,749

(in millions)	September 30, 2019	December 31, 2018
Postretirement obligation	$245	$232
Other deferred compensation	288	247
Other	111	171
Other noncurrent liabilities	$644	$650

For further information on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

10.    COMMITMENTS AND CONTINGENCIES

The Company adopted the provisions of the New Lease Standard effective January 1, 2019, using the modified retrospective adoption method. The New Lease Standard eliminated the previous build-to-suit lease accounting guidance and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. See Note 2 for further information. Descriptions of the Company's recently completed and current build-to-suit projects follows.

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In October 2017, the Company executed a separate lease agreement with LAWA (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be substantially completed during 2020. The Company has determined that due to its role in the project, it is considered the owner of the Terminal 1.5 Project for accounting purposes under the New Lease Standard. As a result, the costs incurred to fund the Terminal 1.5 Project are included within ACFO and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet. Upon completion of the Terminal 1.5 Project, the Company will perform an evaluation to determine the treatment of these associated assets and liabilities.
Funding for these projects is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under syndicated credit facilities provided by groups of lenders. The Company guaranteed the obligations of the RAIC under separate credit facilities associated with the respective lease agreements. As of September 30, 2019, the Company's outstanding remaining guaranteed obligation under the credit facility for the Terminal 1.5 Project was $183 million. Loans made under the separate credit facility for the Terminal 1.5 Project are being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loans will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases.
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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

principal and interest payments on bonds issued by the LFAMC. As of September 30, 2019, $416 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $458 million as of September 30, 2019, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet. See Notes 2 and 7 for further information.

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

Construction costs recorded in ACFO for the Company's various projects as of September 30, 2019, and December 31, 2018, were as follows:

		September 30, 2019			December 31, 2018
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation	ACFO	ACFO, Net (a)	Construction Obligation
FLL Terminal		$—	$—	$—	$313	$304	$308
LAX Terminal 1		—	—	—	485	459	476
LAX Terminal 1.5	(b)	172	172	172	99	99	99
LFMP Terminal		—	—	—	545	460	502
LFMP Parking Garage		—	—	—	200	200	200
HOU International Terminal	(c)	—	—	—	126	115	116
		$172	$172	$172	$1,768	$1,637	$1,701
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

11.    BOEING 737 MAX AIRCRAFT GROUNDING

On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground all Boeing 737 MAX aircraft. The Company immediately complied with the order and grounded all 34 737 MAX 8 aircraft in its fleet. The Company will continue to monitor the situation and any potential future accounting implications that arise. The most significant financial impacts of this grounding to the Company thus far have been lost revenues, operating income, and operating cash flows, and delayed capital expenditures, directly associated with its grounded 737 MAX 8 fleet and other new aircraft that have not been able to be delivered. In July 2019, the Boeing Company announced a $4.9 billion after-tax charge for "potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding." The Company has had discussions with Boeing regarding compensation for damages due to the MAX groundings, but has not reached any conclusions regarding these matters, and no amounts expected from Boeing have been included in 2019 results.

As of September 30, 2019, there had been no change to the Company's contractual obligations and commitments with regard to future purchases of aircraft. However, Boeing is not delivering new MAX aircraft and, therefore, not meeting

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

its contractual delivery schedule. Based on the Company's current contractual obligations and Boeing's targeted regulatory approval of MAX return to service in fourth quarter 2019, the Company is still targeting receipt of seven MAX aircraft deliveries during fourth quarter 2019, with the remaining 34 MAX aircraft originally scheduled for delivery in 2019 shifting into 2020; however, the FAA will ultimately determine the timing of MAX return to service, and the Company therefore offers no assurances that current estimations and timelines are correct.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2019 and 2018 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2019	2018	Change
Revenue passengers carried (000s)	33,538	33,860	(1.0)%
Enplaned passengers (000s)	41,098	41,424	(0.8)%
Revenue passenger miles (RPMs) (in millions)(a)	32,889	34,024	(3.3)%
Available seat miles (ASMs) (in millions)(b)	39,379	40,570	(2.9)%
Load factor(c)	83.5%	83.9%	(0.4)	pts.
Average length of passenger haul (miles)	981	1,005	(2.4)%
Average aircraft stage length (miles)	737	760	(3.0)%
Trips flown	348,237	347,555	0.2%
Seats flown (000s)(d)	52,441	52,329	0.2%
Seats per trip(e)	150.6	150.6	—
Average passenger fare	$155.95	$153.40	1.7%
Passenger revenue yield per RPM (cents)(f)	15.90	15.27	4.1%
Operating revenues per ASM (cents)(g)	14.32	13.74	4.2%
Passenger revenue per ASM (cents)(h)	13.28	12.80	3.8%
Operating expenses per ASM (cents)(i)	12.24	11.77	4.0%
Operating expenses per ASM, excluding fuel (cents)	9.47	8.81	7.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.11	8.47	7.6%
Fuel costs per gallon, including fuel tax	$2.07	$2.24	(7.6)%
Fuel costs per gallon, including fuel tax, economic	$2.07	$2.25	(8.0)%
Fuel consumed, in gallons (millions)	524	535	(2.1)%
Active fulltime equivalent Employees	60,590	58,559	3.5%
Aircraft at end of period	752	742	1.3%

	Nine months ended September 30,
	2019	2018	Change
Revenue passengers carried (000s)	99,758	100,458	(0.7)%
Enplaned passengers (000s)	121,480	121,898	(0.3)%
Revenue passenger miles (RPMs) (in millions)(a)	98,121	99,606	(1.5)%
Available seat miles (ASMs) (in millions)(b)	117,250	119,428	(1.8)%
Load factor(c)	83.7%	83.4%	0.3	pts.
Average length of passenger haul (miles)	984	992	(0.8)%
Average aircraft stage length (miles)	746	758	(1.6)%
Trips flown	1,022,311	1,027,699	(0.5)%
Seats flown (000s)(d)	154,312	154,746	(0.3)%
Seats per trip(e)	150.9	150.6	0.2%
Average passenger fare	$154.99	$150.68	2.9%
Passenger revenue yield per RPM (cents)(f)	15.76	15.20	3.7%
Operating revenues per ASM (cents)(g)	14.24	13.62	4.6%
Passenger revenue per ASM (cents)(h)	13.19	12.67	4.1%
Operating expenses per ASM (cents)(i)	12.29	11.62	5.8%
Operating expenses per ASM, excluding fuel (cents)	9.52	8.75	8.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.18	8.41	9.2%
Fuel costs per gallon, including fuel tax	$2.09	$2.18	(4.1)%
Fuel costs per gallon, including fuel tax, economic	$2.09	$2.19	(4.6)%
Fuel consumed, in gallons (millions)	1,550	1,567	(1.1)%
Active fulltime equivalent Employees	60,590	58,559	3.5%
Aircraft at end of period	752	742	1.3%

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

Financial Overview

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2019 and 2018 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2019	2018	Percent Change	2019	2018	Percent Change
Operating income	$819	$798	2.6%	$2,292	$2,386	(3.9)%
Net income	$659	$615	7.2%	$1,787	$1,811	(1.3)%
Net income per share, diluted	$1.23	$1.08	13.9%	$3.29	$3.13	5.1%

Non-GAAP
Operating income	$819	$796	2.9%	$2,292	$2,347	(2.3)%
Net income	$659	$614	7.3%	$1,787	$1,781	0.3%
Net income per share, diluted	$1.23	$1.08	13.9%	$3.29	$3.08	6.8%

Third quarter 2019 Net income was a third quarter record of $659 million, a 7.2 percent increase, as compared with third quarter 2018 Net income of $615 million. Diluted earnings per share for third quarter 2019 was a third quarter record of $1.23, as compared with third quarter 2018 diluted earnings per share of $1.08. Third quarter 2019 non-GAAP Net income was also a third quarter record of $659 million, a 7.3 percent increase, as compared with third quarter 2018 non-GAAP Net income of $614 million. Non-GAAP diluted earnings per share was a third quarter record of $1.23, as compared with $1.08 for third quarter 2018. Third quarter 2019 Operating income was $819 million, a 2.6 percent increase year-over-year. Third quarter 2019 non-GAAP Operating income was also $819 million, a 2.9 percent increase year-over-year. The increase in both GAAP and non-GAAP Net income was primarily driven by a 9.5 percent decrease in Fuel and oil expense, coupled with a 1.1 percent increase in revenues. This was partially offset by a 4.7 percent increase in Salaries, wages, and benefits expense. See below for further information. The Company estimates the impact of the grounding of the Boeing 737 MAX 8 aircraft ("MAX") reduced its Operating income (both GAAP and non-GAAP) for third quarter 2019 by approximately $210 million. The Company is engaged in ongoing discussions with Boeing regarding compensation for damages related to the MAX groundings; however, it has not reached a settlement with Boeing, and no estimated settlement amounts have been included in third quarter 2019 results. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

For the nine months ended September 30, 2019, Net income was $1.8 billion, a 1.3 percent decrease year-over-year. Diluted earnings per share for the nine months ended September 30, 2019 was $3.29, as compared with $3.13 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, non-GAAP Net income was also $1.8 billion, a 0.3 percent increase year-over-year. Non-GAAP diluted earnings per share for the nine months ended September 30, 2019 was also $3.29, as compared with $3.08 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, Operating income was $2.3 billion, a 3.9 percent decrease year-over-year. For the nine months ended September 30, 2019, non-GAAP Operating income was also $2.3 billion, a 2.3 percent decrease year-over-year. The decrease in GAAP Net income was primarily due to the impact of the grounding of the MAX aircraft, unscheduled maintenance disruptions in first quarter, and the U.S. government shutdown in first quarter. The Company estimates the impact of the MAX groundings reduced its Operating income for the nine months ended September 30, 2019, by approximately $435 million. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information about the MAX groundings. The decrease in GAAP Net income also resulted from a 6.8 percent increase in Salaries, wages, and benefits expense, coupled with a 7.8 percent increase in Other operating expenses. This decrease was partially offset by a 2.7 percent increase in revenues, and a 5.3 percent decrease in Fuel and oil expense. See below for further information.

For the twelve months ended September 30, 2019, the Company's earnings performance, combined with its actions to manage invested capital, produced a 23.7 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 18.6 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 23.4 percent, or 18.1 percent on an after-tax basis, for the twelve months ended September 30, 2018. As a result of not receiving its scheduled MAX aircraft deliveries following the grounding in March 2019, the Company's cash balance at September 30, 2019, was higher than expected. However, the Company has not factored any amounts for excess cash into its invested capital and ROIC calculations for any of the periods presented. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

Company Overview
The Company ended third quarter 2019 with 752 aircraft in its fleet. All 34 of the Company's Boeing 737 MAX 8 aircraft have remained grounded since March 13, 2019. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information. Further, Boeing is not delivering new MAX aircraft and, therefore, not meeting its contractual delivery schedule. Based on Boeing's targeted regulatory approval of MAX return to service in fourth quarter 2019, the Company currently expects to receive seven MAX aircraft deliveries during fourth quarter 2019, with the remaining 34 MAX aircraft originally scheduled for delivery in 2019 shifting into 2020. As previously disclosed, as a result of the MAX groundings, the Company deferred the retirement of seven of its owned Boeing 737-700 aircraft to future years. The Company retired one 737-700 aircraft during third quarter 2019, and plans to retire an additional 10 737-700 aircraft during fourth quarter 2019.
On October 23, 2019, Boeing announced a target regulatory approval of MAX return to service in fourth quarter 2019. Upon a rescission of the Federal Aviation Administration ("FAA") order to ground the MAX, the Company continues to estimate it will take one to two months to comply with applicable FAA directives, including all necessary Pilot training. As such, the MAX has been removed from the Company's flight schedule through February 8, 2020. Based on continued uncertainty around the timing of MAX return to service, the Company soon plans to proactively remove the MAX from its flight schedule through March 6, 2020. The Company previously provided first quarter 2020 available seat mile guidance to increase in the range of 2 to 3 percent, year-over-year, based on MAX flight cancellations through February 8, 2020. Due to the planned future removal of MAX flights through March 6, 2020, the Company is unable to provide updated first quarter 2020 available seat mile guidance at this time. The FAA will determine the timing of MAX return to service, and the Company offers no assurances that current estimations and timelines are correct. The Company continues to be focused on proactively managing cancellations, minimizing operational disruptions, reaccommodating Customers, and minimizing the impact on its ontime performance.
Based on MAX flight cancellations through the remainder of 2019, the Company currently expects its fourth quarter 2019 ASMs to decrease in the range of 0.5 to 1 percent, compared with fourth quarter 2018, and expects its 2019 ASMs to decrease approximately 1.5 percent, year-over-year.
Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. Any changes to current estimations could result in additional flight schedule adjustments and reductions beyond March 6, 2020, further delays in aircraft deliveries, and additional financial damages. The Company continues to plan for multiple MAX return to service scenarios.

The Company began service to Hawaii in March 2019, from Oakland to Honolulu, and began Hawaii service to and from San Jose, California in May 2019. The Company currently operates a dozen flights daily between Hawaii and the mainland, and offers 16 interisland daily departures amongst the Hawaiian Islands. By April 20, 2020, the Company plans to offer 28 daily departures between California and Hawaii, and 38 daily departures among the Hawaiian Islands. On November 10, 2019, the Company is scheduled to begin service between Sacramento and Honolulu, as well as interisland service between Honolulu and Lihue, which was accelerated from the Company's previous plan to begin in January 2020. The Company is scheduled to begin service from Oakland and San Jose to both Lihue and Kona, and new interisland service between Honolulu and Hilo, and Kona and Kahului, beginning January 2020. The Company is also scheduled to begin service from San Diego to Kahului on Maui on April 14, 2020, and from San Diego to Honolulu on April 20, 2020.

In July 2019, the Company announced its decision to cease service at Newark Liberty International Airport and consolidate its New York City presence at New York LaGuardia Airport, effective November 3, 2019. The Company has also announced its intention to begin service at Cozumel International Airport beginning March 7, 2020, subject to requisite governmental approvals.

The Company continued to return value to its Shareholders. During third quarter 2019, the Company launched a new accelerated share repurchase program by advancing $500 million to a third party financial institution in a privately negotiated transaction ("Third Quarter 2019 ASR Program"). This completed the remaining $400 million of its previous $2.0 billion share repurchase program that had been authorized by its Board of Directors in May 2018 and initiated the $2.0 billion share repurchase program authorized by its Board of Directors in May 2019. The Company received 9.5 million shares in total under the Third Quarter 2019 ASR Program, which was completed in October 2019. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. As of September 30, 2019, the Company had $1.9 billion remaining under its May 2019 $2.0 billion share repurchase authorization. The Company also made cash dividend payments totaling $96 million during third quarter 2019.
Material Changes in Results of Operations

Comparison of three months ended September 30, 2019 and September 30, 2018

Operating Revenues

Total operating revenues for third quarter 2019 increased by $64 million, or 1.1 percent, year-over-year, to a third quarter record of $5.6 billion, despite the negative revenue impacts as a result of the MAX groundings. Third quarter 2019 RASM increased 4.2 percent, year-over-year, to a third quarter record of 14.32 cents, largely driven by a Passenger revenue yield increase of 4.1 percent, year-over-year, offset slightly by a Load factor decrease of 0.4 points, year-over-year, to 83.5 percent. Third quarter 2019 year-over-year RASM benefited by approximately two points as a result of lower third quarter 2019 ASMs due to the MAX groundings, as well as an approximate one-point tailwind—with one-half point related to the Company's third quarter 2018 suboptimal schedule from the 2017 accelerated retirement of its Boeing 737-300 ("Classic") fleet, and one-half point related to the negative revenue effects from the Flight 1380 accident in April 2018. On April 17, 2018, Southwest Airlines Flight 1380 from New York-LaGuardia to Dallas Love Field suffered an uncontained failure of its port CFM56-7B engine, resulting in a Customer fatality. Further, third quarter 2019 year-over-year RASM benefited by an approximate one-half point due to revenue management capabilities implemented in 2018.

Passenger revenues for third quarter 2019 increased by $36 million, or 0.7 percent, year-over-year. On a unit basis, Passenger revenues increased 3.8 percent, year-over-year, largely driven by the 4.1 percent increase in Passenger revenue yield, offset slightly by the decrease in Load factor. The increase in Passenger revenues was primarily due to higher passenger yields as a result of an increase in average fares.

Freight revenues for third quarter 2019 decreased by $1 million, or 2.3 percent, compared with third quarter 2018, primarily due to decreased demand. Based on current trends, the Company expects fourth quarter 2019 Freight revenues to increase, compared with fourth quarter 2018.

Other revenues for third quarter 2019 increased by $29 million, or 8.6 percent, year-over-year. The increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card, driven by the Company's bonus point offer in third quarter 2019. Based on current trends, the Company expects fourth quarter 2019 Other revenues to increase, compared with fourth quarter 2018.

Based on current bookings and revenue trends, the Company expects fourth quarter 2019 RASM to be in the range of flat to up 2 percent, compared with fourth quarter 2018. The Company's outlook for fourth quarter 2019 assumes no year-over-year RASM net benefit due to the MAX groundings, unlike second and third quarter 2019. The estimated year-over-year RASM benefit of two to three points driven by lower fourth quarter 2019 capacity from the MAX groundings is expected to be offset by the negative year-over-year RASM effects from the complexity of adjusting the

Company's previously published fourth quarter 2019 flight schedule. The Company's adjustments to remove MAX aircraft from its fourth quarter 2019 flight schedule provide for a more uniform week-to-week schedule over the peak holiday period relative to fourth quarter 2018, which is needed to maintain schedule feasibility and minimize disruption to Customers and the operation. As a result, there is more year-over-year flying in off-peak periods and—due to a fleet deficit—less flying in peak periods than planned, or optimal.

Operating Expenses

Operating expenses for third quarter 2019 increased by $43 million, or 0.9 percent, compared with third quarter 2018, while capacity decreased 2.9 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published; and the Company experienced lower than expected ASMs during third quarter due to the MAX groundings. Flight cancellations are expected to drive unit cost pressure for the duration of the MAX groundings. The following table presents the Company's Operating expenses per ASM for the third quarter of 2019 and 2018, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2019		2018
Salaries, wages, and benefits	5.08	¢	4.71	¢	0.37	¢	7.9%
Fuel and oil	2.77		2.96		(0.19)		(6.4)
Maintenance materials and repairs	0.80		0.70		0.10		14.3
Landing fees and airport rentals	0.88		0.83		0.05		6.0
Depreciation and amortization	0.78		0.74		0.04		5.4
Other operating expenses	1.93		1.83		0.10		5.5
Total	12.24	¢	11.77	¢	0.47	¢	4.0%

Operating expenses per ASM for third quarter 2019 increased by 4.0 percent, compared with third quarter 2018. Operating expenses per ASM for third quarter 2019, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 7.6 percent, compared with third quarter 2018. On both a GAAP and non-GAAP basis, excluding Fuel and oil expense, special items, and profitsharing, approximately six to seven points of the year-over-year unit cost increases were due to the MAX groundings and the resulting lower third quarter 2019 capacity. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends and excluding Fuel and oil expense and profitsharing expense, the Company expects its fourth quarter 2019 unit costs to increase in the 4 to 6 percent range, compared with fourth quarter 2018. Prior to the MAX groundings, the Company expected fourth quarter 2019 unit costs, excluding fuel and oil expense and profitsharing expense, to decrease approximately two percent, year-over-year. Approximately six points of the expected incremental year-over-year unit cost increase in fourth quarter 2019 are driven by lower fourth quarter 2019 capacity as a result of the MAX groundings, net of two to three points of year-over-year unit cost benefit driven by more year-over-year flying in off-peak periods as a result of fourth quarter 2019 flight schedule adjustments. Additionally, the Company expects approximately one point of year-over-year unit cost increase in fourth quarter 2019 due to the shifting of maintenance and technology expenses from third quarter into fourth quarter 2019.
Salaries, wages, and benefits expense for third quarter 2019 increased by $90 million, or 4.7 percent, compared with third quarter 2018. On a per ASM basis, third quarter 2019 Salaries, wages, and benefits expense increased 7.9 percent, compared with third quarter 2018. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries expense, driven by annual wage rate increases as well as increased headcount. The remainder of the increases were driven by higher health benefit expense due to higher headcount and medical inflation. Based on current cost trends and anticipated capacity, the Company expects fourth quarter 2019 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with fourth quarter 2018.

Fuel and oil expense for third quarter 2019 decreased by $115 million, or 9.5 percent, compared with third quarter 2018. On a per ASM basis, third quarter 2019 Fuel and oil expense decreased 6.4 percent, compared with third quarter 2018. On both a dollar and per ASM basis, the decreases were attributable to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 8.0 percent, year-over-year, to $2.07 for third quarter 2019, from $2.25 for third quarter 2018. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.04 per gallon in premium expense with no cash settlements from fuel derivative contracts in third quarter 2019, compared with $.06 per gallon in premium expense and $.10 per gallon in favorable cash settlements from fuel derivative contracts in third quarter 2018. The decrease was partially offset by a decline in the Company's fuel efficiency during third quarter 2019, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. The decline in fuel efficiency was primarily due to the removal of the Company's most fuel-efficient aircraft from its schedule as a result of the MAX groundings. Fuel gallons consumed decreased 2.1 percent, as compared with third quarter 2018, while year-over-year capacity decreased 2.9 percent. The Company estimates fourth quarter 2019 fuel efficiency to decrease in the range of 1 to 2 percent, year-over-year, as a result of the MAX groundings.

As of October 18, 2019, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2019	73%
2020	58%
2021	49%
2022	24%
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred losses in AOCI at September 30, 2019, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at September 30, 2019	Amount of losses deferred in AOCI at September 30, 2019 (net of tax)
Remainder of 2019	$3	$14
2020	45	38
2021	38	39
2022	28	12
Total	$114	$103

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for fourth quarter 2019 jet fuel prices at different crude oil assumptions as of October 18, 2019, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (d)
Average Brent Crude Oil price per barrel	Fourth Quarter 2019 (c)
$40	$1.60 - $1.70
$50	$1.75 - $1.85
Current Market (a)	$2.05 - $2.15
$70	$2.20 - $2.30
$80	$2.35 - $2.45
$90	$2.45 - $2.55
Estimated fuel hedging premium expense per gallon (b)	$.04
(a) Brent crude oil average market price as of October 18, 2019, was approximately $59 per barrel for fourth quarter 2019.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of October 18, 2019, fourth quarter 2019 GAAP and economic fuel costs are estimated to be in the $2.05 to $2.15 per gallon range, including fuel hedging premium expense of approximately $20 million, or $.04 per gallon, with no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of October 18, 2019.

Maintenance materials and repairs expense for third quarter 2019 increased by $30 million, or 10.6 percent, compared with third quarter 2018. On a per ASM basis, Maintenance materials and repairs expense increased 14.3 percent, compared with third quarter 2018. On both a dollar and per ASM basis, the increases were primarily due to the timing of regular airframe maintenance checks. The Company currently expects Maintenance materials and repairs expense per ASM for fourth quarter 2019 to increase, compared with fourth quarter 2018.

Landing fees and airport rentals expense for third quarter 2019 increased by $8 million, or 2.4 percent, compared with third quarter 2018. On a per ASM basis, Landing fees and airport rentals expense increased 6.0 percent, compared with third quarter 2018. On both a dollar and per ASM basis, the majority of the increases were due to an increase in space rental rates and usage at various stations throughout the network, partially offset by higher settlements and credits from various airports received in third quarter 2019. The Company currently expects Landing fees and airport rentals expense per ASM for fourth quarter 2019 to increase, compared with fourth quarter 2018.

Depreciation and amortization expense for third quarter 2019 increased by $7 million, or 2.3 percent, compared with third quarter 2018. On a per ASM basis, Depreciation and amortization expense increased 5.4 percent, compared with third quarter 2018. On both a dollar and per ASM basis, the majority of the increases were associated with the deployment of new technology assets, and the remainder were associated with the additional depreciation from purchases of new owned MAX aircraft, prior to the grounding of the MAX aircraft in March 2019. The Company currently expects Depreciation and amortization expense per ASM for fourth quarter 2019 to decrease, compared with fourth quarter 2018.

Other operating expenses for third quarter 2019 increased by $23 million, or 3.1 percent, compared with third quarter 2018. On a per ASM basis, Other operating expenses increased 5.5 percent, compared with third quarter 2018. On both a dollar and per ASM basis, the majority of the third quarter 2019 increases were due to an increase in software agreement costs, including cloud based services. The Company expects Other operating expenses per ASM for fourth quarter 2019 to increase, compared with fourth quarter 2018.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Total other expenses (income) for third quarter 2019 decreased by $12 million primarily due to higher interest income as a result of higher interest rates, and lower interest expense as a result of lower debt balances. The Company currently expects Other expenses (income) for fourth quarter 2019 to decrease, compared with fourth quarter 2018.

Income Taxes

The Company's effective tax rate was approximately 19.5 percent in third quarter 2019, compared with 21.7 percent in third quarter 2018. This decrease was primarily attributable to a recent clarification of certain tax laws regarding bonus depreciation, which resulted in a third quarter 2019 reduction in income tax expense of $31 million. The Company estimates its fourth quarter 2019 effective tax rate to be approximately 23.0 percent.

Comparison of nine months ended September 30, 2019 and September 30, 2018

Operating Revenues

Passenger revenues for the nine months ended September 30, 2019, increased by $325 million, or 2.1 percent, compared with the first nine months of 2018. On a unit basis, Passenger revenues increased 4.1 percent, year-over-year, largely driven by a 3.7 percent increase in Passenger revenue yield and an increase in Load factor, year-over-year, to 83.7 percent. The increase in Passenger revenues was largely due to higher passenger yields as a result of an increase in average fares. In addition, prior year results included negative revenue effects from the Flight 1380 accident in April 2018. The increase was partially offset by several unexpected events during the first nine months of 2019 that contributed to a negative revenue impact, including the MAX groundings, unscheduled maintenance disruptions in first quarter, and the U.S. government shutdown in first quarter.

Freight revenues for the nine months ended September 30, 2019 decreased by $1 million, or 0.8 percent, compared with the nine months ended September 30, 2018, primarily due to decreased demand.

Other revenues for the nine months ended September 30, 2019, increased by $113 million, or 11.4 percent, year-over-year. This increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card, driven by the Company's bonus point offers in the second and third quarters of 2019, and the success of its Companion Pass promotion in first quarter 2019 for new Cardholders.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019, increased by $531 million, or 3.8 percent, compared with the first nine months of 2018, while capacity decreased 1.8 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published; and the Company experienced lower than expected ASMs during the first nine months of the year due to the MAX groundings, unscheduled maintenance disruptions, and the U.S. government shutdown. Flight cancellations are expected to drive unit cost pressure for the duration of the MAX groundings. The following table presents the Company's Operating expenses per ASM for the first nine months of 2019 and 2018, followed by explanations of these changes on a per ASM basis and dollar basis:

	Nine months ended September 30,				Per ASM	Percent
(in cents, except for percentages)	2019		2018		change	change
Salaries, wages, and benefits	5.16	¢	4.74	¢	0.42 ¢	8.9%
Fuel and oil	2.77		2.87		(0.10)	(3.5)
Maintenance materials and repairs	0.78		0.68		0.10	14.7
Landing fees and airport rentals	0.88		0.85		0.03	3.5
Depreciation and amortization	0.77		0.73		0.04	5.5
Other operating expenses	1.93		1.75		0.18	10.3
Total	12.29	¢	11.62	¢	0.67 ¢	5.8%

Operating expenses per ASM for the first nine months of 2019 increased by 5.8 percent, compared with the first nine months of 2018, as a result of higher Salaries, wages, and benefits expense. See below for further information. Operating expenses per ASM for the first nine months of 2019, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 8.9 percent, year-over-year, also as a result of higher Salaries, wages, and benefits expense. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2019 increased by $387 million, or 6.8 percent, compared with the first nine months of 2018. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2019 increased 8.9 percent, compared with the first nine months of 2018. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries expense, driven by annual wage rate increases as well as increased headcount. The remainder of the increases were driven by higher health benefit expense due to higher headcount and medical inflation.

Fuel and oil expense for the first nine months of 2019 decreased by $183 million, or 5.3 percent, compared with the first nine months of 2018. On a per ASM basis, Fuel and oil expense for the first nine months of 2019 decreased 3.5 percent, compared with the first nine months of 2018. On both a dollar and per ASM basis, the decreases were primarily attributable to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 4.6 percent, year-over-year, to $2.09 for the first nine months of 2019, from $2.19 for the first nine months of 2018. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.05 per gallon in premium expense and $.03 per gallon in favorable cash settlements from fuel derivative contracts for the first nine months of 2019, compared with $.06 per gallon in premium expense and $.08 per gallon in favorable cash settlements from fuel derivative contracts for the first nine months of 2018. The decrease was partially offset by a decline in the Company's fuel efficiency during the first nine months of 2019, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. The decline in fuel efficiency was primarily due to the removal of the Company's most fuel efficient aircraft from its schedule as a result of the MAX groundings.

Maintenance materials and repairs expense for the first nine months of 2019 increased by $102 million, or 12.5 percent, compared with the first nine months of 2018. On a per ASM basis, Maintenance materials and repairs expense increased

14.7 percent, compared with the first nine months of 2018. On both a dollar and per ASM basis, the increases were primarily due to the timing of regular airframe maintenance checks.

Landing fees and airport rentals expense for the first nine months of 2019 increased by $25 million, or 2.5 percent, compared with the first nine months of 2018. On a per ASM basis, Landing fees and airport rentals expense increased 3.5 percent, compared with the first nine months of 2018. On both a dollar and per ASM basis, the majority of the increases were due to an increase in space rental rates and usage at various stations throughout the network, partially offset by higher settlements and credits from various airports received in the first nine months of 2019.

Depreciation and amortization expense for the first nine months of 2019 increased by $36 million, or 4.1 percent, compared with the first nine months of 2018. On a per ASM basis, Depreciation and amortization expense increased 5.5 percent, compared with the first nine months of 2018. On both a dollar and per ASM basis, the majority of the increases were associated with the deployment of new technology assets, and the remainder were associated with the additional depreciation from purchases of new owned MAX aircraft, prior to the grounding of the MAX aircraft in March 2019.

Other operating expenses for the first nine months of 2019 increased by $164 million, or 7.8 percent, compared with the first nine months of 2018. On a per ASM basis, Other operating expenses increased 10.3 percent, compared with the first nine months of 2018. On both a dollar and per ASM basis, the increases in Other operating expenses were partially due to $25 million of gains from the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party recognized during first quarter 2018, which reduced Other operating expenses for first quarter 2018. This gain on sale of retired Boeing 737-300 aircraft was considered a special item and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding this item, approximately 40 percent of the increases were due to technology project-related expenses. Approximately 20 percent of the increases were due to insurance recoveries from the impacts of irregular operations, which were received in first quarter 2018 and reduced Other operating expenses for first quarter 2018, and the biggest portion of the remainder was due to expenses related to the grounding of the MAX aircraft, such as additional compensation issued to inconvenienced Passengers associated with flight cancellations.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Total other expenses (income) for the first nine months of 2019 decreased by $38 million primarily due to higher interest income as a result of a higher interest rates, and lower interest expense as a result of lower debt balances.

Income Taxes

The Company's effective tax rate was approximately 22.0 percent for the first nine months of 2019, compared with 22.8 percent for the first nine months of 2018. This decrease was primarily attributable to a recent clarification of certain tax laws regarding bonus depreciation, which resulted in a third quarter 2019 reduction in income tax expense of $31 million.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
Fuel and oil expense, unhedged	$1,070	$1,225		$3,214	$3,459
Add: Premium cost of fuel contracts	20	34		75	101
Deduct: Fuel hedge gains included in Fuel and oil expense, net	—	(54)		(47)	(135)
Fuel and oil expense, as reported	$1,090	$1,205		$3,242	$3,425
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	2		—	14
Fuel and oil expense, excluding special items (economic)	$1,090	$1,207	(9.7)%	$3,242	$3,439	(5.7)%

Total operating expenses, as reported	$4,820	$4,777		$14,406	$13,875
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	2		—	14
Add: Gain on sale of retired Boeing 737-300 aircraft	—	—		—	25
Total operating expenses, excluding special items	$4,820	$4,779	0.9%	$14,406	$13,914	3.5%

Operating income, as reported	$819	$798		$2,292	$2,386
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(2)		—	(14)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	—		—	(25)
Operating income, excluding special items	$819	$796	2.9%	$2,292	$2,347	(2.3)%

Net income, as reported	$659	$615		$1,787	$1,811
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(2)		—	(14)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	—		—	(25)
Add: Net income tax impact of special items (b)	—	1		—	9
Net income, excluding special items	$659	$614	7.3%	$1,787	$1,781	0.3%

Net income per share, diluted, as reported	$1.23	$1.08		$3.29	$3.13
Deduct: Impact from fuel contracts	—	—		—	(0.02)
Deduct: Impact of special items	—	—		—	(0.04)
Add: Net income tax impact of special items (b)	—	—		—	0.01
Net income per share, diluted, excluding special items	$1.23	$1.08	13.9%	$3.29	$3.08	6.8%

Operating expenses per ASM (cents)	12.24 ¢	11.77 ¢		12.29 ¢	11.62 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.77)	(2.96)		(2.77)	(2.87)
Add: Impact of special items	—	—		—	0.02
Deduct: Profitsharing expense divided by ASMs	(0.36)	(0.34)		(0.34)	(0.34)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profitsharing (cents)	9.11 ¢	8.47 ¢	7.6%	9.18 ¢	8.43 ¢	8.9%

(a) As a result of prior hedge ineffectiveness.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	September 30, 2019		September 30, 2018
Operating income, as reported	$3,112		$3,127
Net impact from fuel contracts	—		(41)
Gain on sale of retired Boeing 737-300 aircraft	—		(25)
Operating income, non-GAAP	$3,112		$3,061
Net adjustment for aircraft leases (a)	108		100
Adjusted operating income, non-GAAP (A)	$3,220		$3,161

Non-GAAP tax rate (B)	21.5%	(d)	22.8%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$2,529		$2,439

Debt, including finance leases (b)	$3,227		$3,461
Equity (b)	9,933		9,513
Net present value of aircraft operating leases (b)	530		624
Average invested capital	$13,690		$13,598
Equity adjustment for hedge accounting (c)	(92)		(98)
Adjusted average invested capital (D)	$13,598		$13,500

Non-GAAP ROIC, pre-tax (A/D)	23.7%		23.4%

Non-GAAP ROIC, after tax (C/D)	18.6%		18.1%

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
(d) The GAAP twelve month rolling tax rate as of September 30, 2019, was 21.5 percent, and the Non-GAAP twelve month rolling tax rate was also 21.5 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information. For annual 2019, the Company estimates its effective tax rate to be in the range of 22.0 to 22.5 percent.
(e) As the twelve month rolling tax rate no longer approximated an annual tax rate due to the significant impact the Tax Cuts and Jobs Act legislation enacted in December 2017 had on corporate tax rates, the Company utilized the 2018 year-to-date tax rate for 2018 ROIC, after-tax. The 2018 year-to-date GAAP tax rate was 22.8 percent, and the Non-GAAP tax rate for the period was also 22.8 percent. Utilizing the Company's tax rate based on Operating income, non-GAAP for the twelve months ended September 30, 2018, of 25.7 percent, Non-GAAP ROIC, after-tax, would have been 17.4 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

Note Regarding Use of Non-GAAP Financial Measures

The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These GAAP financial statements may include (i) unrealized noncash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges and benefits the Company believes are unusual and/or infrequent in nature and thus may make comparisons to its prior or future performance difficult.

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

The Company’s GAAP results in the applicable periods may include other charges or benefits that are also deemed "special items," that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. For the periods presented, in addition to the items discussed above, special items include a gain recognized in first quarter 2018, associated with the sale of 39 owned Boeing 737-300 aircraft and a number of spare engines to a third party. These aircraft were previously retired as part of the Company's exit of its Boeing 737-300 fleet. The gain was not anticipated, and the Company associates it with the grounding charge recorded in third quarter 2017.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing; Adjusted operating income, non-GAAP; Income tax rate, non-GAAP; and 12 month rolling income tax rate, non-GAAP.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $1.1 billion for the three months ended September 30, 2019, compared with $1.3 billion provided by operating activities in the same prior year period. For the nine months ended September 30, 2019, net cash provided by operating activities was $3.2 billion, compared with $3.9 billion provided by operating activities in the nine months ended September 30, 2018. The operating cash flows for the nine months ended September 30, 2019, were impacted primarily by the Company's Net income (as adjusted for noncash items) and an $897 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners. For the nine months ended September 30, 2018, in addition to the Company's Net income (as adjusted for noncash items), there was a $1.0 billion increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners, and the Company had net cash inflows of $150 million in cash collateral from fuel derivative counterparties. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities was $359 million during the three months ended September 30, 2019, compared with $604 million used in investing activities in the same prior year period. Net cash used in investing activities during the nine months ended September 30, 2019, totaled $447 million, compared with $1.4 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2019, Capital expenditures were $766 million, the majority of which included ongoing technology projects, airport and other facility construction projects, and progress payments related to new aircraft to be delivered to the Company. This compared with $1.4 billion in Capital expenditures during the same prior year period, the majority of which were payments for new aircraft delivered to the Company, but also included payments related to technology projects, as well as airport and other facility construction projects. Capital expenditures decreased, year-over-year, largely due to delayed Boeing deliveries as a result of the grounding of the MAX aircraft. During the nine months ended September 30, 2019, the Company's transactions in short-term and noncurrent investments resulted in a net cash inflow of $319 million, compared with a $58 million inflow during the same prior year period. Based on aircraft commitments as of September 30, 2019, and based on Boeing's targeted regulatory approval of MAX aircraft return to service during fourth quarter 2019, the Company estimates its annual 2019 capital expenditures to be in the range of $1.1 billion to $1.2 billion. However, all further MAX deliveries are suspended until the FAA rescinds its order grounding the MAX and the timeline of future deliveries is uncertain.

Net cash used in financing activities was $690 million during the three months ended September 30, 2019, compared with $677 million used in financing activities for the same prior year period. Net cash used in financing activities during the nine months ended September 30, 2019, was $2.1 billion, compared with $1.9 billion used in financing activities for the same prior year period. During the nine months ended September 30, 2019, the Company repaid $245 million in debt and finance lease obligations, repurchased $1.45 billion of its outstanding common stock through accelerated share repurchase programs and open market share repurchases, and paid $372 million in cash dividends to Shareholders. During the nine months ended September 30, 2018, the Company repaid $255 million in debt and finance lease obligations, repurchased $1.5 billion of its outstanding common stock through accelerated share repurchase programs, paid $332 million in cash dividends to Shareholders, and received a reimbursement from the City of Houston for $116 million for the investment and updates made at Houston William P. Hobby Airport.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1.0 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of September 30, 2019, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

During third quarter 2019, the Company launched the Third Quarter 2019 ASR Program by advancing $500 million to a third party financial institution in a privately negotiated transaction. This completed the remaining $400 million of its previous $2.0 billion share repurchase program that had been authorized by its Board of Directors in May 2018 and initiated the $2.0 billion share repurchase program authorized by its Board of Directors in May 2019. The Company received 9.5 million shares in total under the Third Quarter 2019 ASR Program, which was completed in October 2019. The purchase was recorded as a treasury share repurchase for purposes of calculating earnings per share. As of September 30, 2019, the Company had $1.9 billion remaining under its May 2019 $2.0 billion share repurchase authorization.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $4.0 billion as of September 30, 2019, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt, and lease arrangements. As of September 30, 2019, the Company had firm deliveries and options for 737 MAX 7 and 737 MAX 8 aircraft as follows in the table below. This delivery schedule reflects contractual commitments; however, MAX deliveries were suspended as of March 13, 2019, upon the FAA emergency order for all U.S. airlines to ground all MAX aircraft. The timeline of future deliveries is uncertain; however, based on the Company's current contractual obligations and Boeing's targeted regulatory approval of MAX return to service in fourth quarter 2019, the Company is still targeting the receipt of seven MAX aircraft deliveries during fourth quarter 2019, with the remaining 34 MAX aircraft originally scheduled for delivery in 2019 shifting into 2020. The FAA will ultimately determine the timing of MAX return to service, and the Company therefore offers no assurances that current estimations and timelines are correct.

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

Based on aircraft commitments as of September 30, 2019, the Company's capital commitments associated with these firm orders are as follows: $805 million remaining in 2019, $1.4 billion in 2020, $1.6 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, and $3.4 billion thereafter. However, based on the Company's current contractual obligations and Boeing's targeted regulatory approval of MAX return to service in fourth quarter 2019, the Company expects approximately $700 million of 2019's scheduled aircraft capital expenditures to shift into 2020. The Company's aircraft spending could be further impacted by the grounding of the MAX aircraft, as all MAX deliveries are suspended until the FAA order is rescinded. The timeline of future deliveries is uncertain.

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

The following table details information on the aircraft in the Company's fleet as of September 30, 2019:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	15	511		395	116
737-800	175	4	207		200	7
737 MAX 8	175	1	34	(a)	31	3
Totals		12	752		626	126
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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•	the expected timing of aircraft deliveries, including the factors underlying the Company’s expectations;

•	the Company’s fleet plans;

•	the Company's plans and expectations related to the return of the MAX to service;

•	the Company’s capacity plans and expectations;

•	the Company’s network plans;

•
the Company’s financial outlook and projected results of operations, including assumptions underlying the Company’s projections, in particular assumptions regarding the impact of the MAX groundings and the timing of its return to service;

•
the Company’s plans, expectations, and estimates related to fuel efficiency and fuel costs and the Company’s related management of risk associated with changing jet fuel prices, including the assumptions underlying the estimates;

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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
the Company’s dependence on Boeing and the FAA with respect to the timing of the return of the MAX to service and any related changes to the Company’s operational and financial assumptions and decisions;

•	the impact of governmental regulations and other governmental actions, as well as related consumer perception, on consumer behavior;

•
the impact of changes in consumer behavior, economic conditions, extreme or severe weather and natural disasters, fears of terrorism or war, actions of competitors, and other factors beyond the Company’s control, on the Company's results of operations and business plans;

•	the impact of any fuel price increases and fuel price volatility on the Company’s business plans and results of operations;

•	the volatility of commodities used by the Company for hedging jet fuel and any changes to the Company's fuel hedging strategies and positions; and

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2019, the estimated fair value of outstanding contracts was an asset of $114 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2019, the Company had agreements with nine counterparties with respect to which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2019, no cash collateral deposits were provided by or held by the Company from counterparties based on its outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of September 30, 2019, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two of the objectors dismissed their appeals. The Company and the other settling parties have moved to dismiss the remaining appeal because the district court did not certify the approval order as appealable. The plaintiffs have filed a motion asking the district court to certify the order as appealable, and on October 22, 2019, the court of appeals issued an order holding the appeal in abeyance pending the district court's decision. The Company denies all allegations of wrongdoing.

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

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft in violation of the Racketeer Influenced and Corrupt Organization Act and also asserts related state law claims based upon the same alleged facts. The initial complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. The plaintiffs have filed a response to the Company's motion, but the briefing to the court has not yet been completed. The Company denies all allegations of wrongdoing, including those in the complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

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

The Federal Aviation Administration’s grounding of the Boeing 737 MAX aircraft and issuance of other orders or directives relating to the Company's fleet may materially and adversely affect the Company’s business plans, strategies, and results of operations.

The Company is dependent on Boeing as its sole supplier for new aircraft, as reflected in the delivery schedule disclosed in "Liquidity and Capital Resources." The Boeing 737 MAX aircraft are key to the Company’s fleet modernization initiative. On March 13, 2019, the Federal Aviation Administration ("FAA") issued an emergency order for all U.S. airlines to ground the 737 MAX, including the 34 737 MAX aircraft in the Company’s fleet (the “MAX groundings”). The FAA continues to exercise extensive regulatory oversight of the Company’s operations, and, from time to time, issues orders or directives relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft.

The Company does not know whether, on what conditions, or when the MAX groundings will end. Boeing has stated that it is targeting regulatory approval of MAX return to service in fourth quarter 2019; however, the timing of regulatory approval of MAX return to service has continued to protract beyond the Company’s expectations, and the Company continues to make adjustments to its flight schedule due to ongoing uncertainty of the specific timing of the MAX return to service. Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. The MAX groundings have adversely affected operating results for the nine months ended September 30, 2019, and may have a material, adverse effect on the Company’s operating results in future periods. An extended or permanent grounding of the 737 MAX, as well as the issuance of other FAA orders or directives, could result in additional flight schedule adjustments and further groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and possible negative effects on Customer confidence and airline choice. Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If Boeing 737 MAX aircraft remain unavailable for the Company’s flight operations, the Company may be required to shift to other aircraft for fleet modernization or to service the routes in its business plan. Such a shift could materially increase the Company’s costs, including the cost of other aircraft and the cost of training pilots, mechanics, and other personnel to operate other types of aircraft. Any of these events could have a material, adverse effect on the Company’s business, operating results, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
July 1, 2019 through July 31, 2019	—	$—	(2)	—	$1,900,051,674
August 1, 2019 through August 31, 2019	9,491,900	$—	(2)(3)	9,491,900	$1,900,051,674
September 1, 2019 through September 30, 2019	—	$—		—	$1,900,051,674
Total	9,491,900			9,491,900

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

(2)
Under the Third Quarter 2019 ASR Program launched in July 2019, the Company paid $500 million and received an initial delivery of 7,471,534 shares during August 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2019 ASR Program based on a volume-weighted average price of $50.1905 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between July 30, 2019 and August 20, 2019. Final settlement of the Third Quarter 2019 ASR Program occurred in October 2019 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2019. Upon settlement, the third party financial institution delivered 2,019,792 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 9,491,326 shares repurchased under the Third Quarter 2019 ASR Program, upon completion of the Third Quarter 2019 ASR Program in October 2019, was $52.6797.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in second quarter 2019 (the “Second Quarter 2019 ASR Program”), the Company paid $400 million and received an initial delivery of 5,795,570 shares during June 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Second Quarter 2019 ASR Program based on a volume-weighted average price of $51.7637 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between April 29, 2019 and June 4, 2019. Final settlement of the Second Quarter 2019 ASR Program occurred in August 2019 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in July 2019. Upon settlement, the third party financial institution delivered 2,020,366 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 7,815,936 shares repurchased under the Second Quarter 2019 ASR Program, upon completion of the Second Quarter 2019 ASR Program in August 2019, was $51.1775.

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

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (1)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

November 8, 2019	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)