Form 10-K
period 2019-12-31
SOUTHWEST AIRLINES CO
filed 2020-02-04
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27,212,024,231 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on January 30, 2020: 517,295,540 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 21, 2020, are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
Company Overview
Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2019, Southwest had a total of 747 Boeing 737 aircraft in its fleet and served 101 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.
In 2019, the Company began service to four destinations in Hawaii after receiving approval from the Federal Aviation Administration ("FAA") for Extended Operations ("ETOPS"), a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. These destinations included Honolulu on the Island of Oahu, Kahului on Maui, Kona on Hawaii, and Lihue on Kauai. The Company added a fifth Hawaiian destination, Hilo on Hawaii, on January 19, 2020. The Company has also announced its decision to begin serving Cozumel International Airport, subject to requisite government approvals, with service scheduled to begin March 7, 2020.
During first quarter 2019, the Company ceased service at Benito Juárez Mexico City International Airport. Further, in fourth quarter 2019, the Company ceased service at Newark Liberty International Airport, in order to consolidate its New York City presence at New York LaGuardia Airport.
On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground the Boeing 737 MAX aircraft, including the 34 MAX 8 aircraft in the Company’s fleet at that time (the "MAX groundings"). As discussed below under "Company Operations" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the MAX groundings adversely affected the Company's operations and financial results for the year ended December 31, 2019. The MAX aircraft remains grounded and, based on continued uncertainty around the timing of the MAX return to service, the Company has removed the MAX from its flight schedule through June 6, 2020.
Based on the most recent data available from the U.S. Department of Transportation (the "DOT"), as of September 30, 2019, Southwest was the largest domestic air carrier in the United States, as measured by the number of domestic originating passengers boarded.
Industry
The airline industry has historically been an extremely volatile industry subject to numerous challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as economic recessions, jet fuel price volatility, unscheduled maintenance disruptions, U.S. government shutdowns, acts of terrorism, poor weather, and natural disasters.
The MAX groundings and the uncertainty of the timing of the MAX aircraft's return to service caused air carriers with the MAX aircraft in their fleets, including Southwest, to remove the aircraft from their flight schedules through 2019, reducing available seat miles (also referred to as "capacity," an available seat mile is one seat, empty or full, flown one mile and is a measure of space available to carry passengers in a given period). This, in turn, led to slower aggregate industry growth. MAX-impacted carriers also experienced lost revenues and unforecasted expenses as a result of the MAX groundings. As discussed further below under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's capacity declined 1.6 percent year-over-year for 2019. It remains uncertain how long MAX-impacted carriers will be unable to fly the MAX.
The U.S. airline industry continued to benefit from modest (although declining) economic growth during 2019, despite a very competitive domestic fare environment. The airline industry also experienced a relatively stable and moderate fuel environment in 2019, as compared with recent years, with year-over-year fuel prices lower throughout most of 2019.

During recent years, the airline industry has continued to be impacted by the significant growth of "Ultra-Low Cost Carriers" ("ULCCs"). ULCCs provide "unbundled" service offerings, which enable them to appeal to price-sensitive travelers through promotion to consumers of an extremely low relative base fare for a seat, while separately charging for related services and products. In response, most major U.S. airlines offer expanded cabin segmentation fare products, such as a "basic economy" product. The basic economy product provides for a lower base fare to compete with a ULCC base fare, but may include significant additional restrictions on amenities such as seat assignments (including restrictions on group and family seating), order of boarding, checked baggage and use of overhead bin space, flight changes and refunds, and eligibility for upgrades. Also in response to competitive ULCC pricing, some carriers no longer have fare floors for certain routes, leading to a lower fare offering across the industry. Further, to better derive revenue from customers, some carriers offer a "premium economy" fare that targets consumers willing to pay a premium for certain amenities that were previously included in the carriers' base fare (e.g., more favorable seating locations in the main cabin).
Company Operations
Route Structure
Southwest principally provides point-to-point service, rather than the "hub-and-spoke" service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest's point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. The Company continues to focus on adding depth to schedule offerings in certain key cities, which is expected to benefit operational efficiency and give Customers additional options to reach their final destination. Approximately 77 percent of the Company's Customers flew nonstop during 2019, and, as of December 31, 2019, Southwest served 720 nonstop city pairs. For 2019, the Company’s average aircraft trip stage length was 748 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 757 miles and an average duration of approximately 2.0 hours in 2018.
Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 21 weekday roundtrips between Dallas Love Field and Houston Hobby, 13 weekday roundtrips between Burbank and Oakland, 16 weekday roundtrips between San Diego and San Jose, eight weekday roundtrips between Denver and Chicago Midway, and 10 weekday roundtrips between Los Angeles International and Las Vegas. Southwest complements its high-frequency short-haul routes with long-haul nonstop service including flights between California and Hawaii and between markets such as Los Angeles and Nashville, Las Vegas and Orlando, San Diego and Baltimore, Houston and New York LaGuardia, and Oakland and Baltimore.
The Company continually works to optimize its route network and schedule through the addition of frequencies in its core markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company's network and schedule optimization efforts have been particularly beneficial in addressing the impact of the MAX groundings.
The Company continued its focus on California in 2019, and continues to invest significant resources to solidify its leadership position in California, including the planned addition of new destination options and flights for California Customers. For example, as Hawaii is an attractive leisure destination for the Company's California Customers, the Company began service to Hawaii in first quarter 2019 with inaugural service from Oakland to Honolulu on the Island of Oahu. In second quarter 2019, the Company began service from Oakland to Kahului on the Island of Maui, and service from San Jose to Honolulu and Kahului. Interisland service also began during second quarter 2019, with service between Honolulu and Kahului, and between Honolulu and Kona on the Island of Hawaii. During fourth quarter 2019, the Company began service at Lihue Airport on the Island of Kauai; and added Sacramento as an additional California gateway city. Additionally, in January 2020, the Company began service at Hilo International Airport on the Island of Hawaii. The Company is also scheduled to begin service from San Diego to Kahului on April 14, 2020, and from San Diego to Honolulu on April 20, 2020. By April 20, 2020, the Company is scheduled to offer 28 daily departures between California and Hawaii, and 38 daily departures among the Hawaiian Islands. The Company is currently scheduled to offer over 800 departures from California on peak flying days in the summer of 2020 and, based on the most recent data available from the DOT, for the year ended September 30, 2019, Southwest already carried more California travelers to, from, and within California than any other airline. In addition to California and Hawaii, the Company remains focused on strengthening its schedule in core markets to provide additional regional and international connectivity, improving its recoverability during irregular operations, and growing its presence in strategic markets that serve as cornerstones for its network such as Baltimore, Denver, and Houston.
The Company ended 2019 with international service to 13 destinations through 25 international gateway cities within the 48 contiguous United States.
Cost Structure
A key component of the Company's business strategy is its focus on cost discipline and profitably charging competitively low fares. Adjusted for stage length, the Company has lower unit costs, on average, than the majority of the largest domestic carriers; however, as discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant unit cost pressure in 2019 following the MAX groundings.
The Company's low-cost strategy includes, among other elements, (i) the use of a single aircraft type, the Boeing 737, (ii) the Company's operationally efficient point-to-point route structure, and (iii) its highly productive Employees. Southwest's use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, and training activities. Southwest's point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (lower headcount per aircraft).
The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency. Although Fuel and oil expense for 2019 decreased compared with 2018, primarily due to lower market jet fuel prices, it nonetheless remained the Company's second largest operating cost for 2019. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel for each year beginning in 2009 and during each quarter of 2019.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2009	$3,193	$2.22	31.2%
2010	$3,755	$2.61	33.4%
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
First Quarter 2019	$1,015	$2.05	21.9%
Second Quarter 2019	$1,136	$2.13	23.0%
Third Quarter 2019	$1,090	$2.07	22.6%
Fourth Quarter 2019	$1,105	$2.09	21.8%
The Company focuses on reducing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, the Company previously retired all Boeing 737-300 aircraft from its fleet and introduced service with the MAX 8 aircraft, which is more fuel-efficient and releases fewer CO2 emissions than the

Company's other aircraft; however, the MAX groundings resulted in the removal of these more fuel-efficient aircraft from the Company's schedule, which, in turn, drove a decline in the Company's overall fuel efficiency in 2019. The Company continues to undertake a number of other fuel conservation initiatives, which are discussed in detail under "Regulation - Environmental Regulation."
The table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2019	2018	2017	2016	2015
Available seat miles per fuel gallon consumed	75.7	76.3	75.2	74.4	73.9
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
Salaries, wages, and benefits expense constituted approximately 42.6 percent of the Company's operating expenses during 2019 and was the Company's largest operating cost. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. The Company's labor costs, and risks associated therewith, are discussed in more detail below under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Fare Structure
General
Southwest offers a relatively simple fare structure that features competitive fares and product benefits, including unrestricted fares, as well as lower fares available on a restricted basis. Southwest fare products include three major categories: "Wanna Get Away®," "Anytime," and "Business Select®," with the goal of making it easier for Customers to choose the fare they prefer. All fare products include the privilege of two free checked bags (weight and size limits apply) and complimentary soft drinks and snacks, as well as free messaging, music, movies-on-demand, and live and on-demand television on WiFi-enabled aircraft. In addition, regardless of the fare product, Southwest does not charge fees for changes to flight reservations although fare differences may apply.

•
"Wanna Get Away" fares are generally the lowest fares and are typically subject to advance purchase requirements. They are nonrefundable, but, subject to Southwest's No Show Policy, funds may be applied towards future travel on Southwest. Wanna Get Away fares earn six Rapid Rewards® points, under Southwest's Rapid Rewards loyalty program, for each dollar spent on the base fare. The Company's loyalty program is discussed below under "Rapid Rewards Loyalty Program."

•
"Anytime" fares are, subject to Southwest's No Show Policy, refundable if canceled, or funds may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable funds, then the funds will be nonrefundable if travel is canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare.

•
"Business Select" fares are, subject to Southwest's No Show Policy, refundable if canceled, or funds may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable funds, then the funds will be nonrefundable if travel is canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group "A," 12 Rapid Rewards points per dollar spent on the base fare - the highest loyalty point multiplier of all Southwest fare products, "Fly By®" priority security and/or ticket counter access in participating airports, and one complimentary premium beverage coupon for the day of travel (Customers must be of legal drinking age to drink alcoholic beverages).

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
EarlyBird Check-In provides Customers with automatic check-in and an assigned boarding position before general boarding positions become available, thereby improving Customers' seat selection options (priority boarding privileges are already a benefit of being an "A-List" tier member under the Company's Rapid Rewards Loyalty Program). The Company has implemented a variable pricing model for EarlyBird Check-In based on the length of the flight and the historical popularity of EarlyBird Check-In on the route.
When available, Southwest sells Upgraded Boarding at the airport, which allows a Customer to pay for an open priority boarding position in the first 15 positions in its "A" boarding group.
Southwest’s Pet Policy provides Customers an opportunity to travel with a small cat or dog in the aircraft cabin on domestic flights. Southwest also has an unaccompanied minor travel policy to address the administrative costs and the extra care necessary to safely transport these Customers.
Inflight Entertainment Portal and WiFi Service
Southwest offers inflight entertainment and connectivity service on WiFi-enabled aircraft on the majority of its fleet. Southwest's suite of complimentary offerings onboard its inflight entertainment portal offers free movies, free messaging, free music, free games, and free live and on-demand television while onboard WiFi-enabled aircraft. The inflight entertainment service allows Customers to enjoy gate-to-gate entertainment directly on their personal wireless devices.
The free inflight entertainment offerings include approximately 45 free movies-on-demand per month and free app messaging via iMessage or WhatsApp. The television product consists of over 15 live channels and up to 75 on-demand recorded episodes from popular television series. In addition, the onboard entertainment portal offers free digital music and live streaming radio service to Customers within the onboard entertainment portal.
Customers can also purchase satellite internet service while on WiFi-enabled aircraft. Customers do not have to purchase WiFi to access the free inflight entertainment options including free movies, free messaging, free television, free music, free games, weather, destination guides, a flight tracker, and connecting flight information.
Rapid Rewards Loyalty Program
Southwest's Rapid Rewards loyalty program enables program members ("Members") to earn points for every dollar spent on Southwest base fares. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight is based on the fare purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire.
Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and/or achieve tiered status such as A-List and Companion Pass faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare ticket (including many fare sales) and redeem fewer points or by being able to redeem more points and book at the last minute if seats are still available for sale. In addition to redeeming points for Southwest flights, Members are also able to redeem their points for items such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, and restaurants), as well as by using Southwest's co-branded Chase® Visa credit card. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.
Southwest's Rapid Rewards loyalty program features tier and Companion Pass programs for the most active Members, including "A-List" and "A-List Preferred" status. Both A-List and A-List Preferred Members enjoy benefits such as "Fly By®" priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight satellite internet service on WiFi-enabled aircraft. Members who attain A-List or A-List Preferred status receive priority boarding privileges for an entire year. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding pass number available (generally, an "A" boarding pass). During the day of travel, if an A-List or A-List Preferred Member's plans change, they have free same-day standby privileges, which allow them to fly on earlier flights between the same city pairs if space is available. Beginning January 1, 2021, A-List and A-List Preferred Members will have the same standby privileges free of airline charges, but will be required to pay any additional government taxes and fees associated with changes in their itinerary. Members who fly 100 qualifying one-way flights or earn 125,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of airline charges (does not include taxes and fees from $5.60 one-way). The Companion Pass is valid for the remainder of the calendar year in which status was earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.
Southwest's Rapid Rewards loyalty program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest's co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company's Rapid Rewards hotel, rental car, credit card, and other partnerships.
For 2019, Customers of Southwest redeemed approximately 10.7 million flight awards, accounting for approximately 14.1 percent of revenue passenger miles flown. For 2018, Customers of Southwest redeemed approximately 10.4 million flight awards, accounting for approximately 13.8 percent of revenue passenger miles flown. For 2017, Customers of Southwest redeemed approximately 9.6 million flight awards, accounting for approximately 13.8 percent of revenue passenger miles flown. The Company's accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.
Southwest Business® Initiatives
During 2019, the Company increased its focus on growing the Company's corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest.
In third quarter 2019, the Company entered into an agreement with Amadeus IT Group, S.A. ("Amadeus"), and expanded its agreement with Travelport, LP and Travelport International Operations Limited (collectively, "Travelport"), to enable corporate travel Customers and travel management companies to book Southwest products on the Amadeus and Travelport global distribution system ("GDS") platforms. The Company's expansion into the Travelport and Amadeus GDS channels is intended to facilitate corporate travel managers' ability to book, change, cancel, and modify Southwest reservations. The Company expects the new capabilities to be ready for bookings in 2020. The Company also has an agreement with Airlines Reporting Corporation to implement industry-standard processes to handle the settlement of tickets booked through Travelport and Amadeus channels.
In 2019, Southwest Business also continued to invest in and enhance its online booking tool SWABIZ®. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also offers car and hotel booking functions.
Digital Customer Platforms including Southwest.com
The Company offers a broad suite of digital platforms to support Customers' needs prior to and during the course of their travel, including Southwest.com®, mobile.southwest.com, an iOSTM app, an iPadOSTM app, and an Android app. These digital platforms help Customers to learn, shop, book, and manage their Southwest air travel and also facilitate the purchase of the Company’s ancillary products, including EarlyBird, Business Select, vacation packages, rental car reservations, hotel reservations, and travel activities. In addition, the digital platforms provide self-service tools for reservation management and Customer support.
During 2019, to improve customer support, Southwest also added live chat functionality to the Southwest apps to enable Customers to connect directly with Customer Support and Services representatives. Southwest.com was also updated with a digital feedback tool to enhance Customer self-service options, including the ability to provide feedback on their experience.
During 2019, to improve the booking process, Southwest added PayPal® to its mobile website and apps. Payment choices were also improved by adding Apple Pay® to the Southwest iOS and iPadOS apps as well as to the Inflight WiFi purchase page. Southwest also enhanced Southwest.com and Southwest's mobile website and apps to make it easier for Customers to manage unused travel funds after a cancellation or change.
For the year ended December 31, 2019, approximately 80 percent of the Company’s Passenger revenues originated from its website (including revenues from SWABIZ).
Marketing
During 2019, Southwest continued to market and benefit from its competitive points of differentiation. The Company's TransfarencySM campaign, for example, emphasized Southwest's approach to treating Customers fairly, honestly, and respectfully, by offering low fares and no unexpected bag fees, change fees, or hidden fees.
Southwest, unlike its competitors, does not charge a fee on any fare for a change in flight reservation. While a difference in airfare may apply, the Customer will not be charged a change fee on top of that fare difference. Southwest also does not impose additional fees for items such as seat selection, snacks, curb-side check-in, and telephone reservations, commonly found on other carriers.
Southwest also continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (subject to weight and size limits). In addition, each ticketed Customer may check one stroller and one car seat free of charge. Southwest has continued to promote this unique benefit with its "Bags Fly Free®" message.
The Company also continues to promote all of the many other reasons to fly Southwest in its marketing, such as its hospitality, low fares, network, Customer Service, free inflight entertainment, and its Rapid Rewards loyalty program.
Technology Initiatives
The Company has committed significant resources to technology improvements in support of its ongoing operations and initiatives. The Company continues to focus on the prioritization and execution of its technology investments and is in the process of continually executing an evolving multi-year plan for technology, with the goal of developing a stronger, adaptable, and more efficient and reliable technology foundation to support the Company’s strategic priorities. The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) aircraft maintenance record keeping, (ii) flight planning and scheduling, (iii) crew scheduling, and (iv) technology infrastructure.
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
To provide passenger transportation in the United States, a domestic airline is required to hold both a Certificate of Public Convenience & Necessity from the DOT and an Air Carrier Operating Certificate from the FAA. A Certificate of Public Convenience & Necessity is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via code-sharing with another airline. Exemptions granted by the DOT to serve international markets are generally limited in duration and are subject to periodic renewal requirements. The DOT also has jurisdiction over international tariffs and pricing in certain markets. The DOT may revoke a certificate or exemption, in whole or in part, for failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate or exemption itself.
The DOT's consumer protection and enforcement authority is derived primarily from a federal statutory prohibition on "unfair or deceptive practices or unfair methods of competition" by air carriers. DOT activity under this statute concerns matters such as false or deceptive practices and unfair competition by air carriers, deceptive airline advertising (concerning, e.g., fares, ontime performance, schedules, and code-sharing), and violations of rules concerning denied boarding compensation, ticket refunds, and baggage liability requirements. The DOT is also charged with prohibiting discrimination by airlines against consumers on the basis of (i) disability; and (ii) race, religion, national origin, sex, or ancestry.
Under the above-described authority, the DOT has also adopted so-called "Passenger Protection Rules," which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, and advertising of airfares, among others. For example, under the Tarmac Delay Rule, air carriers must not allow an aircraft to remain on the tarmac for more than 3 hours (for domestic delays) or more than 4 hours (for international delays), without allowing passengers to deplane. There are certain exceptions for safety and security-related reasons, or if air traffic control advises the pilot-in-command that returning to the gate or permitting passengers to disembark elsewhere would significantly disrupt airport operations.
The Passenger Protection Rules also subject airlines to potential DOT enforcement action for unfair and deceptive practices in the event of chronically delayed domestic flights (defined as domestic flights that operate at least ten times a month and arrive more than 30 minutes late more than 50 percent of the time during that month). In addition, airlines are required to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of their flights; (iv) provide information to passengers on how to file complaints; and (v) respond in a timely and substantive fashion to consumer complaints.
The Passenger Protection Rules also require airlines to (i) pay up to four times the passenger's one-way fare to their final destination that day in compensation to each passenger denied boarding involuntarily from an oversold flight; (ii) refund any checked bag fee for permanently lost luggage; (iii) prominently disclose all potential fees for optional ancillary services on their websites; and (iv) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services. The FAA Reauthorization Act of 2018, passed by Congress on October 3, 2018, and signed into law on October 5, 2018 (the "Reauthorization Act"), directs the DOT to revise regulations to clarify there is not a maximum level of compensation an air carrier may pay to a passenger who is involuntary denied boarding as a result of an oversold flight.
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
The DOT has expressed its intent to aggressively investigate alleged violations of its consumer protection rules. Airlines that violate certain aviation economic regulations and statutes are subject to potential fines of up to $34,174 per occurrence.
The DOT is currently seeking comments on a proposed rule that would include modifications to the aircraft lavatory and on-board wheelchair requirements to accommodate passengers with disabilities. The DOT is also expected to seek comments on a separate advanced proposed rule involving accessible lavatories. The advanced proposed rule would

"gather updated information on the costs and benefits of requiring airlines to make lavatories on new single-aisle aircraft large enough, equivalent to that currently found on twin-aisle aircraft, to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter, and maneuver within the aircraft lavatory as necessary to use all lavatory facilities and leave by means of the aircraft's on-board wheelchair." Requirements to expand the size of lavatories could impose substantial costs on the Company, either in the short-term or the long-term. Whether the DOT will actually adopt a new rule requiring larger lavatories, and the timing and application of any new rule, are unknown at this time.
In January 2020, the DOT proposed new regulations that would allow airlines to recognize emotional support animals as pets rather than service animals. Under the proposed rule, airlines would still be required to accept trained service dogs. If adopted by the DOT, the rule would likely simplify the Company’s procedures for accepting animals in the cabin.
The Reauthorization Act includes numerous provisions related to the DOT's rules and authority. For example:

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

Aviation Taxes and Fees
The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. The Reauthorization Act extends most commercial aviation taxes through September 30, 2023.
In addition to FAA-related taxes, there are additional federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip originating in the U.S. In addition, international passengers arriving in the U.S. are subject to U.S. immigration and customs fees that are indexed to inflation. These fees are used to support the operations of U.S. Customs and Border Protection ("CBP"). Finally, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service imposes an agriculture inspection fee on international passengers arriving in the U.S.
In 2020, Congress is expected to consider legislation related to federal spending on public infrastructure, including at airports. This legislation could result in an increase in the maximum Passenger Facility Charge, which is assessed by airports and collected by airlines, currently capped at $4.50 per enplanement (with a maximum of two Passenger Facility Charges on a one-way trip). Conversely, this legislation could also result in an infusion of federal investment in public infrastructure that may benefit all modes of transportation.
Finally, the annual congressional budget process is another legislative vehicle by which new aviation taxes or regulations may be imposed. The annual appropriations bill funds the federal government - including the DOT, the FAA, the Transportation Security Administration (the "TSA"), and CBP. Passage of the fiscal year 2021 appropriations bill will be considered throughout 2020 and could result in an increase in one or more of the taxes and fees discussed above, as well as new mandates on the DOT to begin or complete rulemakings related to airline consumer protection.
Operational, Safety, and Health Regulation
The FAA has the authority to regulate safety aspects of civil aviation operations. Specifically, the Company and certain of its third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, and other matters affecting air safety. The FAA, from time to time, issues orders or directives relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of civil penalties for violation of the FAA regulations.
The FAA requires airlines to obtain and maintain an Air Carrier Operating Certificate, as well as other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to suspension or revocation for cause.
The FAA has rules in effect with respect to flight, duty, and rest regulations. Among other things, the rules (i) require a ten hour minimum rest period prior to a pilot’s flight duty period; (ii) mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and (iii) impose pilot "flight time" and "duty time" limitations based upon report times, the number of scheduled flight segments, and other operational factors. The FAA has established flight attendant duty period limitations and rest requirements based on the length of a flight attendant’s scheduled duty period, number of flight attendants assigned to a flight, and other operational factors. The Reauthorization Act contains a provision requiring a modification to the FAA's rules to increase the required flight attendant rest period between duty periods. The FAA is soliciting input from the airline industry and other interested parties to obtain more information about current operations with flight attendants and the potential benefits and costs to inform the rulemaking. Flight, duty, and rest regulations affect the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.
The Reauthorization Act also contains provisions directing the FAA to issue new regulations to establish minimum dimensions for seat size that are necessary for the safety of passengers. Further, the Reauthorization Act expands human trafficking training requirements beyond flight attendants to include several public-facing Employee work groups, as well as requires air carriers to implement a plan and develop training with protocols for preventing and responding to verbal or physical assault committed against customer service agents.
In addition to its role as safety regulator, the FAA operates the nation’s air traffic control system and has continued its lengthy and ongoing effort to implement a multi-faceted, air traffic control modernization program called "NextGen." As part of the NextGen initiative, in 2010 the FAA published rules requiring most commercial aircraft operating in the national airspace system to be equipped with Automatic Dependent Surveillance - Broadcast ("ADS-B") technology by January 1, 2020. ADS-B technology is intended to enhance safety and efficiency by moving from ground-based radar and navigational aids to precise tracking using satellite signals. In addition to environmental and efficiency benefits, ADS-B technology is expected to give pilots and air traffic controllers new tools to reduce the risk of runway incursions and aircraft collisions. The Company intends to comply with all applicable ADS-B requirements.
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
Security Regulation
Pursuant to the Aviation and Transportation Security Act ("ATSA"), the TSA, a federal agency of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport and aircraft access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks.
Under ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company's operations, costs, and Customer experience. For example, as part of its security measures, the TSA regulates the types of liquid items that can be carried onboard aircraft. In addition, as part of its Secure Flight program, the TSA requires airlines to collect a passenger's full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for more extensive security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA's multi-layered approach to airport security also includes physical pat down procedures at security checkpoints. These procedures have raised privacy concerns by some air travelers, and have caused delays at screening checkpoints.
Pursuant to the Reauthorization Act, the FAA is required to issue an order requiring installation of a physical secondary cockpit barrier on "each new aircraft that is manufactured" for delivery to a passenger air carrier. The FAA has formed a working group comprised of industry technical experts to provide advice and recommendations on the most effective ways to implement the physical secondary cockpit barrier requirement. Depending on the advice and recommendations of the working group, as well as the FAA's interpretation and application of the statutory requirement, compliance with the future FAA order could impose a substantial cost on the Company.
The Company, in conjunction with the TSA, participates in TSA PreCheck™, a pre-screening initiative that allows a select group of low risk passengers to move through security checkpoints with greater efficiency and ease when traveling. Eligible passengers may use dedicated screening lanes at certain airports the Company serves for screening benefits, which include leaving on shoes, light outerwear, and belts, as well as leaving laptops and permitted liquids in carryon bags. A similar CBP-administered program, Global Entry®, allows expedited clearance for pre-approved, low-risk international travelers upon arrival in the United States. The TSA has expressed its plans to leverage advanced transportation security screening technologies, including biometric solutions, to improve security effectiveness and operational efficiency, while also enhancing the passenger experience. The advanced technologies have prompted privacy, cost, and legal concerns from air carriers, travelers, and advocacy groups, which could affect the timing and viability of the TSA's plans.
The Company also participates in the TSA Known Crewmember® program, which is a risk-based screening system that enables TSA security officers to positively verify the identity and employment status of flight-crew members. The program expedites flight crew member access to sterile areas of airports.
The Company works collaboratively with TSA, foreign national governments, and airports to provide risk-based security measures at international locations served by the Company.
The Department of Homeland Security has granted the Company designation coverage under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002 (the "SAFETY Act") through September 29, 2022. Designation coverage affords the Company certain limitations of liability for claims arising out of an "act of terrorism," as defined under the SAFETY Act. The designation is based on the security program used by the Company to protect its Employees, Customers, and assets from terrorists and other criminal activities.
The Company has made significant investments in facilities, equipment, and technology to process Customers, checked baggage, and cargo efficiently in compliance with applicable security regulations; however, the Company is not able to predict the impact, if any, that various security measures or the lack of TSA resources at certain airports will have on Passenger revenues and the Company’s costs, either in the short-term or the long-term.
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
Further regulatory developments pertaining to the control of engine exhaust emissions from ground support equipment could increase operating costs in the airline industry. The Company does not believe, however, that pending environmental regulatory developments in this area will have a material effect on the Company's capital expenditures or otherwise adversely affect its operations, operating costs, or competitive position in a material way.
The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization ("ICAO") have implemented legislative and regulatory proposals and voluntary measures to address climate change by reducing green-house gas emissions. At the federal level, in July 2016, the Environmental Protection Agency (the "EPA") issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA is required to promulgate new regulations for controlling greenhouse gas emissions from aircraft, including potential new carbon-efficiency standards on aircraft and engine manufacturers.
The EPA's endangerment finding preceded adoption by the ICAO Assembly of a new "global market-based measure" framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system on aircraft operators designed to cap the growth of emissions related to international aviation emissions. ICAO's Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA") program is a global market-based measure intended to cap carbon emissions from international civil aviation at their 2020 levels, enabling carbon-neutral growth for the international aviation sector from 2020. The U.S. federal government has opted to participate in the voluntary phases of the CORSIA program from 2021-2026. As part of the CORSIA program, the Company is currently monitoring its international emissions for reporting purposes. Data collected from the monitoring phase will form the baseline and be used in the calculations to determine subsequent carbon offsetting requirements under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.
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
At the federal level, the FAA has committed to inform and involve the public, engage with communities, and give meaningful consideration to community concerns and views when developing new flight procedures, and there is a possibility that Congress may enact legislation in 2020 to address local noise concerns at one or more commercial airports in the United States. In addition, the Reauthorization Act requires the FAA to consider community noise concerns when proposing a new navigation departure procedure or amending an existing navigation procedure that would direct aircraft over noise sensitive areas. This requirement could delay or otherwise impede the implementation or use of more efficient flight paths.
The Company remains steadfast in its desire to pursue, implement, and enhance initiatives that will reduce fuel consumption, which reduces carbon emissions, and improve fuel efficiency. During 2019, the Company continued its efforts at more efficient flight planning and flight operation. In addition, over the years, the Company has undertaken a number of other fuel conservation and carbon emission reduction initiatives such as the following:

•	introduced the MAX aircraft into the Company's fleet, which is more fuel-efficient and releases fewer CO2 emissions than the Company's other aircraft;

•	installation of blended winglets, which reduce drag and increase fuel efficiency, on all aircraft in the Company's fleet;

•	upgrading of the Company's 737-800 fleet with designed, split scimitar winglets;

•	periodic engine washes;

•	use of electric ground power for aircraft air and power at the gate and for ground support equipment at select locations;

•	deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;

•	implementation of engine start procedures to support the Company's single engine taxi procedures;

•	adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;

•	implementation of fuel planning initiatives to safely reduce loading of excess fuel;

•	aircraft cabin interior retrofitting to reduce weight;

•	reduction of aircraft engine idle speed while on the ground, which also increases engine life;

•	galley refreshes with dry goods weight reduction;

•	Company-optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);

•	improvements in flight planning algorithms to better match the Company's aircraft flight management system and thereby enable the Company to fly at the most efficient altitudes;

•	substitution of Pilot and Flight Attendant flight bags with lighter Electronic Flight Bag tablets; and

•	implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft, allowing crews to time the descent to minimize thrust inputs).
The Company has also participated in Required Navigation Performance ("RNP") operations as part of the FAA's Performance Based Navigation program, a key component of the NextGen program, which is intended to modernize the U.S. air traffic control system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities, rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce safer and more efficient flight patterns; and (iii) conserve fuel and reduce carbon emissions. Since its first use of RNP in 2011, Southwest has conducted approximately 237,000 RNP approaches, including over 93,000 in 2019. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction and utilization of RNP approaches continues to be slower than expected, with fuel efficient RNP approaches currently available at only 55 of Southwest's airports. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is often not granted. Southwest continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.
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
Data Privacy and Security Regulation
Like all industries, the airline industry has experienced heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere. As a result, the Company must monitor a growing and fast-evolving set of legal requirements in this area. New laws give consumers much broader access and control over their personal information. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance burdens, costs, and enforcement risks.

The Company expects the federal government to continue to closely examine cyber-security and data privacy in 2020. This could include the DOT looking at new requirements, guidance, or best practices for the industry, as well as the introduction of new legislation in Congress.
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
Certain international markets are governed by bilateral air transportation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company's existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company's international operations. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government. There are also capacity limitations at certain airports in Mexico and the Caribbean, which could impact future service levels. In general, bilateral agreements between the United States and foreign countries the Company currently serves, or may serve in the future, may be subject to renegotiation or reinterpretation from time to time. While the U.S. government has negotiated "open skies" agreements with many countries, which allow for unrestricted access between the United States and respective foreign destinations, agreements with other countries may restrict the Company's entry into those destinations and/or its related growth opportunities.
The CBP is the federal agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. As the Company expands its international flight offerings, CBP and its requirements and resources will also become increasingly important considerations to the Company. For instance, with the exception of flights from a small number of foreign "preclearance" locations, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient numbers at those airports to effectively process and inspect arriving international passengers, baggage, and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company's operations, costs, and Customer experience. The Company has made, and expects to continue to make, significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
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
Pricing and Cost Structure
Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2019, the Company continued to experience a competitive fare environment, which included further industry changes from both a fare level and product offering perspective. As discussed above under "Business - Industry," other carrier offerings ranged from a "Basic Economy" fare product, designed to compete with ULCC fares, to a "Premium Economy" product, that targets consumers willing to pay a premium for certain amenities that were previously included in the carriers' base fares (e.g., more favorable seating locations in the main cabin). Also in response to ULCC pricing, some carriers no longer have fare floors for certain routes, leading to a lower fare offering across the industry. These changes have put increased pressure on the industry's fare environment and have created a challenging revenue environment.
Pricing can be driven by a variety of factors. For example, airlines often discount fares to drive traffic in new markets or to stimulate traffic when necessary to improve load factors and/or grow market share. Some airlines have been able to reduce fares because they have been able to lower their operating costs. Further, some of the Company's competitors have launched multi-year cost savings efforts to meet specific financial and growth targets. Common efforts include fleet transformation to gain fuel efficiencies, fleet simplification, and increasing the number of seats per trip through seat retrofits and the use of larger aircraft.
The Company believes its low-cost operating structure continues to provide it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. However, ULCCs, which have increased capacity in the Company's markets, have surpassed the Company's cost advantage with larger aircraft, increased seat density, and lower wages. Further, as discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company continues to experience significant unit cost pressure as a result of the MAX groundings. While it has become increasingly difficult for the Company to improve upon its industry cost position, the Company believes it continues to have a competitive advantage through its differentiation of Southwest from many of its competitors by not charging additional fees for items such as first and second checked bags for each ticketed Customer, flight changes, seat selection, snacks, curb-side check-in, and telephone reservations.
Routes, Loyalty Programs, and Schedules
The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. Some major airlines have more extensive route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as global alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries.
Customer Service, Operational Reliability, and Amenities
Southwest also competes with other airlines with respect to customer service, operational reliability (such as ontime performance), and passenger amenities. According to statistics published by the DOT, Southwest consistently ranks at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. However, carriers are increasingly focusing on operational reliability as an opportunity to win and retain Customers. In addition, some airlines have more seating options and associated passenger amenities than Southwest, including first class, business class, and other premium seating and related amenities. New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more attractive to certain consumers than those associated with the Company's existing fleet.
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
Seasonality
The Company's business is seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and, therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company's results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, changes in consumer behavior, governmental action, extreme or severe weather and natural disasters, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company's quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.
Employees
At December 31, 2019, the Company had approximately 60,800 active fulltime equivalent Employees, consisting of approximately 25,900 flight, 3,200 maintenance, 21,000 ground, Customer, and fleet service, and 10,700 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the "status quo" for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in "self-help." "Self-help" includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.
The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2019:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	9,300	Southwest Airlines Pilots' Association ("SWAPA")	Amendable September 2020
Southwest Flight Attendants	16,000	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	13,800	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	Amendable February 2021
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,200	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	In negotiations
Southwest Material Specialists (formerly known as Stock Clerks)	300	International Brotherhood of Teamsters, Local 19 ("IBT 19")	Amendable April 2024
Southwest Mechanics	2,600	Aircraft Mechanics Fraternal Association ("AMFA")	Amendable August 2024
Southwest Aircraft Appearance Technicians	200	AMFA	Amendable November 2020
Southwest Facilities Maintenance Technicians	40	AMFA	Amendable November 2022
Southwest Dispatchers	400	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	In negotiations
Southwest Flight Simulator Technicians	50	International Brotherhood of Teamsters ("IBT")	Amendable May 2024
Southwest Flight Crew Training Instructors	130	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	In negotiations
Southwest Meteorologists	10	TWU 550	In negotiations
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

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as "anticipates," "believes," "estimates," "expects," "intends," "may," "will," "would," "could," "plans," "goal," and similar expressions. Although management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Known material risk factors that could cause these differences are set forth below under "Risk Factors." Additional risks or uncertainties (i) that are not currently known to the Company, (ii) that the Company currently deems to be immaterial, or (iii) that could apply to any company, could also materially adversely affect the Company's business, financial condition, or future results.

Caution should be taken not to place undue reliance on the Company's forward-looking statements, which represent the Company's views only as of the date this Form 10-K is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 1A.    Risk Factors
The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Further prolonged grounding by the FAA of the Boeing 737 MAX aircraft could materially and adversely affect the Company’s business plans, strategies, and results of operations.
The Boeing 737 MAX aircraft are crucial to the Company’s growth plans and fleet modernization initiatives. On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground the MAX aircraft, including the 34 MAX aircraft in the Company’s fleet. The MAX aircraft remains grounded and, based on continued uncertainty around the timing of the MAX return to service, the Company has removed the MAX from its flight schedule through June 6, 2020, and will likely further extend MAX-related flight schedule adjustments. Further, MAX deliveries have remained suspended following the MAX groundings, and Boeing is not currently manufacturing new MAX aircraft. The Company does not know whether, on what conditions, or when the MAX groundings will end. Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service.
The MAX groundings adversely affected operating results for the year ended December 31, 2019, and could have a material, adverse effect on the Company's operating results in future periods. A continued prolonged extension or permanent grounding of the MAX aircraft would require additional flight schedule adjustments and result in further delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice.
Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If the 737 MAX aircraft were to remain unavailable for the Company’s flight operations, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs, (ii) secure extensive regulatory approvals, and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.
Further, even upon a rescission of the FAA order to ground the MAX aircraft, the Company will continue to be reliant on Boeing to provide necessary resources and support to return the MAX to service. Boeing has recommended that pilots receive special flight simulator training before operating the MAX aircraft, although the FAA is ultimately responsible for establishing the training requirements for operating the MAX. Special simulator training would further delay the MAX return to service. In addition, following the MAX return to service, the Company could face significant operational challenges in efficiently taking delivery of a large number of MAX aircraft from Boeing and reintroducing the MAX aircraft into the Company's network in a controlled and steady manner.
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
Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 22 percent of the Company's operating expenses for 2019. As discussed above under "Business - Cost Structure," the cost of fuel can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political, environmental, and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) disruptions in domestic refining or pipeline capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.
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
In addition, the Company is subject to the risk that its fuel derivatives will no longer qualify for hedge accounting under applicable accounting standards, which can create additional earnings volatility. Adjustments in the Company's overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, could continue to affect the Company's results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices. See Note 2 to the Consolidated Financial Statements for information on changes in applicable standards for hedge accounting.
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
The Company's low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, grow market share, and protect profits. The Company's low-cost position has become even more significant with the increased presence of ULCCs and changes to the fare offerings of other carriers, as discussed above; however, it has become increasingly difficult for the Company to improve upon its industry cost position. For example, labor and fuel costs, as well as other costs such as airport costs and regulatory compliance costs, can negatively affect the Company's ability to control its costs. Furthermore, the Company has limited control over many of these costs.
Jet fuel and oil constituted approximately 22 percent of the Company's operating expenses during 2019, and the Company's ability to control the cost of fuel is subject to the external factors discussed in the third Risk Factor above.
Salaries, wages, and benefits constituted approximately 43 percent of the Company's operating expenses during 2019. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce, which makes up approximately 83 percent of its Employees, has had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Additionally, as indicated above under "Business - Employees," the majority of Southwest's unionized Employee work groups, including its Pilots; Flight Attendants; Customer Service Agents, Customer Representatives, and Source of Support Representatives; Aircraft Appearance Technicians; Dispatchers; Flight Crew Training Instructors; and Meteorologists, are in unions currently in negotiations for labor agreements or have labor agreements that become amendable in 2020, which could result in additional pressure on the Company's low-cost structure.
As discussed above under "Business - Regulation," the airline industry is heavily regulated, and the Company's regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company's control. Additionally, because of airport infrastructure updates and other factors, the Company has experienced increased space rental rates at various airports in its network. Further, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, certain fixed airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company.
The Company is reliant upon third party vendors and service providers, and the Company's low-cost advantage is dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties. Disruptions to capital markets, shortages of skilled personnel, geopolitical developments, and/or adverse economic conditions could subject certain of the Company's third party vendors and service providers to significant financial pressures which could lead to performance problems, ceased operations, or bankruptcies among these third party vendors and service providers. If a third party vendor or service provider is unable to fulfill its commitments to the Company, the Company may be unable to replace that third party vendor or service provider in a short period of time, or at competitive terms, which could have a material adverse effect on the Company's results of operations.
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
The Company cannot guarantee it will be able to maintain or improve upon its current level of low-cost advantage over many of its airline competitors. ULCCs, which have increased capacity in the Company's markets, have surpassed the Company's cost advantage. When competitors grow their fleets and expand their networks, they are potentially able to better control costs per available seat mile. In addition, like Southwest, some competitors have added a significant number of new and different aircraft to their fleets, which could potentially decrease their operating costs through better fuel efficiencies and lower maintenance costs. Further, some of the Company's competitors have launched multi-year cost savings efforts to meet specific financial and growth targets. Common efforts include fleet transformation to gain fuel efficiencies, fleet simplification, and increasing the number of seats per trip through seat retrofits and the use of larger aircraft.
As discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant unit cost pressure in 2019 following the MAX groundings. Historically, except for changes in the price of fuel, changes in operating expenses for airlines have been largely driven by changes in capacity. However, the Company's operating expenses are largely fixed once flight schedules are published; and the Company experienced lower than expected capacity during 2019 due to the MAX groundings. Throughout the duration of the MAX groundings, the Company has made schedule adjustments and canceled flights based on guidance from Boeing estimating the timing of MAX return to service. Further changes to guidance relating to the expected duration of the MAX groundings could require the Company to make additional schedule adjustments and drive additional unit cost pressure and negatively affect fuel efficiency. The Company offers no assurances that current estimations and timelines related to the MAX groundings are correct.
The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in implementation of the Company's information systems could materially adversely affect its operations.
The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations and support its strategic objectives. These technologies and systems include, among others, the Company's website and reservation system, flight dispatch and tracking systems, flight simulators, check-in kiosks, maintenance record keeping management systems, telecommunications systems, flight planning and scheduling systems, crew scheduling systems, and financial planning, management, and accounting systems. The performance, reliability, and security of the Company's technology infrastructure and supporting systems are critical to the Company's operations and initiatives.
Implementation and integration of complex systems and technology present significant challenges in terms of costs, human resources, and development of effective internal controls. Implementation and integration require a balancing between the introduction of new capabilities and the managing of existing systems, and present the risk of operational or security inadequacy or interruption, which could materially affect the Company's ability to effectively operate its business and/or could negatively impact the Company's results of operations.

The Company is also reliant upon the performance of its third party vendors for timely and effective implementation and support of many of its technology initiatives and for maintaining adequate information security measures. If any of the Company's significant technologies or automated systems were to cease functioning, or if its third party vendor service providers were to fail to adequately and timely provide technical support, system maintenance, or software upgrades for any of the Company's existing systems, the Company could experience service interruptions, delays, and loss of critical data, which could harm its operations, and result in financial losses and reputational damage.
In the ordinary course of business, the Company's systems will continue to require modification and refinements to address growth and changing business requirements. In addition, the Company's systems may require modification to enable the Company to comply with changing regulatory requirements. Modifications and refinements to the Company's systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. In addition, the Company's operations could be adversely affected, or the Company could face imposition of regulatory penalties, if it were unable to timely or effectively modify its systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.
The Company has experienced system interruptions and delays that have made its websites and operational systems unavailable or slow to respond, which has prevented the Company from efficiently processing Customer transactions or providing services. Any future system interruptions or delays could reduce the Company's operating revenues and the attractiveness of its services, as well as increase the Company's costs.
The Company's technologies and systems and functions could be damaged or interrupted by catastrophic events beyond its control such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, security breaches, and similar events or disruptions. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company's business and services less attractive and subject the Company to liability. Any of these events could damage the Company's reputation and be expensive to remedy.
The Company's business is labor intensive; therefore, the Company could be adversely affected if it were unable to maintain satisfactory relations with its Employees or its Employees' Representatives.
The airline business is labor intensive. Salaries, wages, and benefits represented approximately 43 percent of the Company's operating expenses for the year ended December 31, 2019. In addition, as of December 31, 2019, approximately 83 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related matters (some of which relate to negotiated items) that have impacted, and continue to impact, the Company's results of operations include hiring/retention rates, pay rates, outsourcing, work rules, health care costs, and retirement benefits.
The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers, or (ii) in the event of a mechanical or regulatory issue associated with the Company's aircraft parts or equipment.
The Company is dependent on Boeing as its sole supplier for many of its aircraft parts. The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services. If Boeing, or other suppliers, were unable or unwilling to timely provide adequate products or support for their products, or in the event of a mechanical or regulatory issue associated with engines or other parts, the Company's operations could be materially adversely affected. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft equipment were to become less competitive.
Developing and expanding data security and privacy requirements could increase the Company's operating costs, and any failure of the Company to maintain the security of certain Customer, Employee, and business-related information could result in damage to the Company's reputation and could be costly to remediate.
The Company must receive information related to its Customers and Employees in order to run its business, and the Company's operations depend upon secure retention and the secure transmission of information over public networks, including information permitting cashless payments. This information is subject to the continually evolving risk of intrusion, tampering, and theft. Although the Company maintains systems to prevent or defend against these risks, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, personal or confidential information could be misappropriated, or system disruptions could occur. In the ordinary course of its business, the Company also provides certain confidential, proprietary, and personal information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information, there is a risk the security of data held by third parties could be breached. A compromise of the Company's security systems could adversely affect the Company's reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.
In addition, in response to these types of threats, there has been heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere. As a result, the Company must monitor a growing and fast-evolving set of legal requirements in this area. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance burdens, costs, and enforcement risks.
The Company has a dedicated cyber-security team and program that focuses on current and emerging data security matters. The Company continues to assess and invest in the growing needs of the cyber-security team through the allocation of skilled personnel, ongoing training, and support of the adoption and implementation of technologies coupled with cyber-security risk management frameworks.
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
The Company is reliant on the success of its revenue strategies and other strategic plans and initiatives to grow and to help offset increasing costs. The timely and effective execution of the Company's strategic plans could be negatively affected by (i) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; and (iii) as discussed further above, the Company's dependence on third parties with respect to the execution of its strategic plans.
The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, even if not made directly on the airline industry, could significantly harm the airline industry and the Company's operations.
Terrorist attacks or other crimes and hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and also have resulted in increased safety and security costs for the Company and the airline industry generally. Safety and security measures create delays and inconveniences and can, in particular, reduce the Company's competitiveness against surface transportation for short-haul routes. Additional terrorist attacks or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings, government travel warnings to certain destinations, travel restrictions, or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.
The Company is subject to extensive FAA regulation, which may materially and adversely affect the Company’s business plans, strategies, and results of operations.
The FAA promulgates and enforces regulations affecting the airline industry, and exercises extensive regulatory oversight of the Company’s operations. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft. Recently, the Company reviewed a draft report from the Office of Inspector General (OIG) for the DOT regarding its audit of the FAA’s oversight of the Company. The Company strongly disagrees with many of the draft statements and conclusions in the report and is not aware of any action the FAA might take against the Company arising from the OIG’s audit of the FAA; however, the issuance of new FAA regulations, regulatory amendments, or orders or directives could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice. Government regulation affecting the Company is discussed in more detail in the below risk factor and above under “Business - Regulation.”
Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business.
Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. In order to operate efficiently, as well as to add service in current and new markets, the Company must be able to maintain and/or obtain space and facilities at desirable airports with adequate infrastructure. As airports become more congested, space, facility, and infrastructure constraints may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner.
Similarly, the federal government singularly controls all U.S. airspace, and airlines are dependent on the FAA controlling that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based, supported in large part by antiquated equipment and technologies, and heavily dependent on skilled personnel. The FAA's protracted transition to a satellite-based air traffic control system, as well as the implementation of policies and standards that account for the precision of GPS-supported aircraft technologies, could continue to adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, increased delays and cancellations, and increased fuel consumption and aircraft emissions. The current air traffic control system faces challenges in supporting the growing demand for U.S. air travel and may not be able to effectively keep pace with future air traffic growth. The continuation of these air traffic control constraints or the FAA's inability to meet staffing needs on a long-term basis may have a material adverse effect on the Company's operations.
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

•
limitations on airport gate capacity or use of other airport facilities such as the annual reallocation of capacity at John Wayne Airport in Orange County, California, which has caused the Company to reduce service at that airport in each of the last several years;

•	limitations on route authorities;

•
actions and decisions that create difficulties in obtaining access at slot-controlled airports (a "slot" is the right of an air carrier, pursuant to regulations of the FAA, to operate a takeoff or landing at a specific time at certain airports);

•	actions and decisions that create difficulties in obtaining operating permits and approvals;

•	changes to environmental regulations;

•	new or increased taxes or fees;

•	changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	changes in laws that increase costs for safety, security, compliance, or other Customer Service standards;

•	changes in laws that may limit the Company's ability to enter into fuel derivative contracts to hedge against increases in fuel prices;

•	changes in laws that may limit or regulate the Company's ability to promote the Company’s business or fares;

•	airspace closures or restrictions;

•	grounding of commercial air traffic by the FAA; and

•	the adoption of more restrictive locally-imposed noise regulations.
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
In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

•	adverse weather and natural disasters such as the weather-related disruptions in fourth quarter 2019, which resulted in approximately 2,100 canceled flights;

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, without limitation, changes in travel patterns due to government shutdowns or sequestration);

•	actual or potential disruptions in the air traffic control system (including, for example, as a result of inadequate FAA staffing levels due to government shutdowns or sequestration);

•	actual or perceived delays at various airports resulting from government shutdowns (including, for example, longer wait-times at TSA checkpoints due to inadequate TSA staffing levels);

•	changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;

•	delays in deliveries of new aircraft (including, without limitation, due to FAA groundings of certain aircraft types or due to the closure of the FAA's aircraft registry during government shutdowns);

•	outbreaks of disease; and

•	actual or threatened war, terrorist attacks, government travel warnings to certain destinations, travel restrictions, and political instability.
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
The Company's international flight offerings are subject to CBP-mandated procedures, which can affect the Company's operations, costs, and Customer experience. The Company has made, and is continuing to make, significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist

CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.
International flying requires the Company to modify certain processes, as the airport environment is dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, local operating requirements, and cultural preferences. Certain international routes served by the Company are also subject to specific aircraft equipage requirements and unique consumer behavior. Route-specific equipage requirements and unique consumer behavior, together or individually, may (i) restrict the Company's flexibility when scheduling and routing aircraft and crews, (ii) require the Company to modify its policies or procedures, and (iii) impact the Company's operational performance, costs, and Customer Experience. In addition, international flying exposes the Company to certain foreign currency risks to the extent the Company chooses to, or is required to, transact in currencies other than the U.S. dollar. To the extent the Company seeks to serve additional international destinations in the future, or to renew its authority to serve certain routes, it may be required to obtain necessary authority from the DOT and/or approvals from the FAA, as well as any applicable foreign government entity.
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
In first quarter 2019, the Company began service to Hawaii after receiving approval from the FAA for ETOPS, a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company is subject to additional, ongoing, ETOPS-specific regulatory and procedural requirements, which present operational and compliance risks to the Company’s business, including costs associated therewith.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 747 Boeing 737 aircraft as of December 31, 2019, of which 52 and 70 were under operating and finance leases, respectively. The following table details information on the 747 aircraft as of December 31, 2019:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased
737-700	143	15	506	394	112
737-800	175	4	207	200	7
737 MAX 8	175	2	34	31	3
Totals		12	747	625	122

(a)
As discussed further in Note 6 to the Consolidated Financial Statements, 96 of the Company's aircraft were pledged as collateral as of December 31, 2019, for secured borrowings and/or in the case that the Company has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds.

Note: All MAX deliveries were suspended as of March 13, 2019, upon the FAA emergency order for all U.S. airlines to ground all MAX aircraft. The FAA's timetables and directives will determine the timing of MAX return to service.

The delivery schedule below reflects contractual commitments; although, the timing of future deliveries is uncertain. One of the Company's 2019 undelivered aircraft contractually shifted to 2021. For purposes of the delivery schedule below, the Company has included the remaining 40 of its 2019 undelivered aircraft within its 2020 contractual commitments, and has not made any further adjustments to this schedule based on current estimations. However, Boeing currently has 27 MAX 8 aircraft produced and in storage that the Company is including in its current 2020 fleet planning assumptions. The Company also currently expects to retire 16 737-700 aircraft in 2020. The Company offers no assurances that current estimations and timelines are correct.

As of December 31, 2019, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional MAX 8s		Total
2020	7	55		—	16		78	(a)
2021	—	45		—	—		45	(b)
2022	—	27		14	—		41
2023	12	22		23	—		57
2024	11	30		23	—		64
2025	—	40		36	—		76
2026	—	—		19	—		19
	30	219	(c)	115	16	(d)	380

(a) 2020 Contractual Detail

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders	Additional MAX 8s	Total
2019 Contractual Deliveries	7	20	13	40
2020 Contractual Deliveries	—	35	3	38
2020 Contractual Total	7	55	16	78

2020 total contractual deliveries include 40 contractual aircraft that the Company expected to be delivered in 2019, but were not received due to the MAX groundings.

(b) Includes one contractual aircraft delivery that shifted from 2019 to 2021.
(c) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders, upon written advance notification as stated in the contract.
(d) To be acquired in leases from various third parties.

Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. In 2018, the Company announced its intent to build a new aircraft maintenance facility, expected to be completed in 2022, at Baltimore-Washington International Airport. In 2019, the Company announced its intent to build a new aircraft maintenance facility, scheduled to be completed by the end of 2020, at Denver International Airport.
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

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company including (a) an energy-efficient, modern building, called TOPS, which houses certain operational and training functions, including the Company's 24-hour operations and (b) the Wings Complex, completed in 2018, consisting of a Leadership Education and Aircrew Development (LEAD) Center (housing 18 of the Company's 20 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage. Construction has begun on an expansion of the LEAD Center, and is expected to be operational in late 2020.
As of December 31, 2019, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.
The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance providers for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company's annual aircraft maintenance costs.
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
Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two of the objectors dismissed their appeals, and the Company and the other settling parties moved to dismiss the remaining appeal because the district court did not certify the approval order as appealable. The district court denied the remaining objectors' request to certify the approval order as a final appealable order, and on November 6, 2019, the objectors asked the court of appeals to dismiss their appeal. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.
On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft in violation of the Racketeer Influenced and Corrupt Organization Act and also asserts related state law claims based upon the same alleged facts. The initial complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. The plaintiffs filed a response to the Company's motion, and thereafter the parties filed respective reply briefs. On December 9, 2019, the Court held a hearing on the Company and Boeing’s motions to dismiss, and the parties are currently awaiting the Court’s ruling. The Company denies all allegations of wrongdoing, including those in the complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.
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

Item 4.	Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 1, 2020.

Name	Position	Age
Gary C. Kelly	Chairman of the Board & Chief Executive Officer	64
Thomas M. Nealon	President	58
Michael G. Van de Ven	Chief Operating Officer	58
Robert E. Jordan	Executive Vice President Corporate Services	59
Tammy Romo	Executive Vice President & Chief Financial Officer	57
Mark R. Shaw	Executive Vice President & Chief Legal & Regulatory Officer	57
Andrew M. Watterson	Executive Vice President & Chief Commercial Officer	53
Gregory D. Wells	Executive Vice President Daily Operations	61
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
Robert E. Jordan has served as the Company's Executive Vice President Corporate Services since July 2017. Mr. Jordan also served as Executive Vice President & Chief Commercial Officer from September 2011 to July 2017, Executive Vice President Strategy & Planning from May 2008 to September 2011, Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.
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
Andrew M. Watterson has served as the Company's Executive Vice President & Chief Commercial Officer since January 2020. Mr. Watterson also served as Executive Vice President & Chief Revenue Officer from July 2017 to January 2020, Senior Vice President & Chief Revenue Officer from January 2017 to July 2017, Senior Vice President of Network & Revenue from January 2016 to January 2017, and as Vice President of Network Planning & Performance from October 2013 to January 2016.
Gregory D. Wells has served as the Company's Executive Vice President Daily Operations since January 2017. Mr. Wells also served as Senior Vice President Operational Performance from October 2013 to January 2017, Senior Vice President Operations from September 2006 to October 2013, Senior Vice President Ground Operations from November 2005 to September 2006, Vice President Ground Operations from September 2004 to November 2005, Vice President Safety, Security, and Flight Dispatch from October 2001 to September 2004, Director Flight Dispatch from February 1999 to October 2001, Senior Director Ground Operations from August 1998 to February 1999, and Director Ground Operations from August 1996 to August 1998. Prior to August 1996, Mr. Wells had various other operational experience with the Company including as Station Manager in both San Jose and Phoenix. Mr. Wells has over 37 years of experience with the Company.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of January 30, 2020, there were approximately 11,920 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2019, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2014, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Southwest Airlines Co.	$100	$102	$120	$158	$114	$134
S&P 500	$100	$101	$113	$138	$132	$174
NYSE ARCA Airline	$100	$85	$109	$116	$91	$112

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of	Maximum dollar
				shares purchased	value of shares that
	Total number	Average		as part of publicly	may yet be purchased
	of shares	price paid		announced plans	under the plans
Period	purchased	per share		or programs	or programs
October 1, 2019 through October 31, 2019	2,019,792	$—	(2)	2,019,792	$1,900,051,674
November 1, 2019 through November 30, 2019	—	$—	(3)	—	$1,350,051,674
December 1, 2019 through December 31, 2019	7,276,275	$—	(3)	7,276,275	$1,350,051,674
Total	9,296,067			9,296,067

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

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in third quarter 2019 (the “Third Quarter 2019 ASR Program”), the Company paid $500 million and received an initial delivery of 7,471,534 shares during August 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Third Quarter 2019 ASR Program based on a volume-weighted average price of $50.1905 per share of the Company’s common stock on the NYSE during a calculation period between July 30, 2019 and August 20, 2019. Final settlement of the Third Quarter 2019 ASR Program occurred in October 2019 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2019. Upon settlement, the third party financial institution delivered 2,019,792 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 9,491,326 shares repurchased under the Third Quarter 2019 ASR Program, upon completion of the Third Quarter 2019 ASR Program in October 2019, was $52.6797.

(3)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2019 (the "Fourth Quarter 2019 ASR Program"), the Company paid $550 million and received an initial delivery of 7,276,275 shares during December 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2019 ASR Program based on a volume-weighted average price of $56.6911 per share of the Company’s common stock on the NYSE during a calculation period between November 13, 2019 and December 11, 2019. The third party financial institution delivered an additional 1,835,017 shares to the Company in further partial settlements of the Fourth Quarter 2019 ASR Program in January 2020, which was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during calculation periods completed in January 2020. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period to be completed no later than February 13, 2020. At settlement, under certain circumstances, the third party financial institution may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the third party financial institution.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2019, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2019	2018	2017	2016	2015
Financial Data (in millions, except per share amounts):
Operating revenues	$22,428	$21,965	$21,146	$20,289	$19,820
Operating expenses	19,471	18,759	17,739	16,767	15,821
Operating income	2,957	3,206	3,407	3,522	3,999
Other expenses (income) net	—	42	142	72	520
Income before taxes	2,957	3,164	3,265	3,450	3,479
Provision (benefit) for income taxes	657	699	(92)	1,267	1,298
Net income	$2,300	$2,465	$3,357	$2,183	$2,181
Net income per share, basic	$4.28	$4.30	$5.58	$3.48	$3.30
Net income per share, diluted	$4.27	$4.29	$5.57	$3.45	$3.27
Cash dividends per common share	$0.700	$0.605	$0.475	$0.375	$0.285
Total assets at period-end	$25,895	$26,243	$25,110	$23,286	$21,312
Long-term obligations at period-end	$1,846	$2,771	$3,320	$2,821	$2,541
Stockholders’ equity at period-end	$9,832	$9,853	$9,641	$7,784	$7,358
Operating Data:
Revenue passengers carried (000s)	134,056	134,890	130,256	124,720	118,171
Enplaned passengers (000s)	162,681	163,606	157,677	151,740	144,575
Revenue passenger miles (RPMs) (in millions)(a)	131,345	133,322	129,041	124,798	117,500
Available seat miles (ASMs) (in millions)(b)	157,254	159,795	153,811	148,522	140,501
Load factor(c)	83.5%	83.4%	83.9%	84.0%	83.6%
Average length of passenger haul (miles)	980	988	991	1,001	994
Average aircraft stage length (miles)	748	757	754	760	750
Trips flown	1,367,727	1,375,030	1,347,893	1,311,149	1,267,358
Seats flown (000s)(d)	206,390	207,223	200,879	193,168	184,955
Seats per trip(e)	150.9	150.7	149.0	147.3	145.9
Average passenger fare	$154.98	$151.64	$151.73	$152.89	$154.85
Passenger revenue yield per RPM (cents)(f)	15.82	15.34	15.32	15.28	15.57
Operating revenues per ASM (cents)(g)(j)	14.26	13.75	13.75	13.66	13.98
Passenger revenue per ASM (cents)(h)	13.21	12.80	12.85	12.84	13.02
Operating expenses per ASM (cents)(i)	12.38	11.74	11.53	11.29	11.26
Operating expenses per ASM, excluding fuel (cents)	9.62	8.85	8.88	8.73	8.60
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.19	8.51	8.53	8.34	8.16
Fuel costs per gallon, including fuel tax	$2.09	$2.20	$1.99	$1.90	$1.96
Fuel costs per gallon, including fuel tax, economic	$2.09	$2.20	$2.06	$2.00	$2.13
Fuel consumed, in gallons (millions)	2,077	2,094	2,045	1,996	1,901
Active fulltime equivalent Employees	60,767	58,803	56,110	53,536	49,583
Aircraft at end of period	747	750	706	723	704

(a)	A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.

(b)	An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.

(c)	Revenue passenger miles divided by available seat miles.

(d)	Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.

(e)	Seats per trip is calculated by dividing seats flown by trips flown.

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

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW

For the 47th consecutive year, the Company was profitable, recording GAAP and non-GAAP results for 2019 and 2018 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2019	2018	Percent Change
Operating income	$2,957	$3,206	(7.8)
Net income	$2,300	$2,465	(6.7)
Net income per share, diluted	$4.27	$4.29	(0.5)

Non-GAAP
Operating income	$2,957	$3,167	(6.6)
Net income	$2,300	$2,435	(5.5)
Net income per share, diluted	$4.27	$4.24	0.7

Net income for the year ended December 31, 2019, was $2.3 billion, a 6.7 percent decrease year-over-year, as compared to 2018 Net income of $2.5 billion. Diluted earnings per share for 2019 was $4.27, as compared with $4.29 for 2018. For the year ended December 31, 2019, Non-GAAP Net income was also $2.3 billion, a 5.5 percent decrease year-over-year. Non-GAAP diluted earnings per share for 2019 was also $4.27, as compared with $4.24 for 2018. The decrease in GAAP Net income was primarily due to the impact of the Federal Aviation Administration ("FAA") grounding of the Boeing 737 MAX aircraft ("MAX"), unscheduled maintenance disruptions in first quarter 2019, and the U.S. government shutdown in first quarter 2019. The decrease in GAAP Net income also resulted from an 8.4 percent increase in Salaries, wages, and benefits expense, which included a discretionary, special $124 million pre-tax profitsharing award which was accrued in fourth quarter 2019, coupled with a 6.1 percent increase in Other operating expenses. These increases were partially offset by a 2.1 percent increase in Operating revenues, and a 5.8 percent decrease in Fuel and oil expense. See below for further information. Operating income for the year ended December 31, 2019, was $3.0 billion, a decrease of 7.8 percent year-over-year, and non-GAAP Operating income was also $3.0 billion, a 6.6 percent decrease year-over-year.

Boeing 737 MAX Grounding

The estimated 2019 Operating income reduction attributable to the MAX groundings from March 13, 2019, through the end of the year, was $828 million. The Company reached a confidential agreement (the “Boeing settlement”) with The Boeing Company on compensation related to estimated 2019 financial damages due to the grounding of the MAX. The terms of the Boeing settlement are confidential, but are intended to provide for a substantial portion of the Company's financial damages in 2019 associated with the MAX grounding. The Boeing settlement did not impact 2019 earnings, as substantially all of the compensation will be accounted for as a reduction of the cost basis for both owned MAX aircraft and future purchased MAX aircraft, which is expected to reduce depreciation expense in future years. The Company’s Board of Directors authorized a discretionary, special $124 million pre-tax profitsharing award for Boeing compensation which was accrued in fourth quarter 2019. The Company continues to engage in discussions with Boeing regarding compensation for 2020 damages related to the MAX groundings; however, no settlement assumptions have been factored into the Company's 2020 outlook. Based on continued uncertainty around the timing of MAX return to service, the Company has proactively removed the MAX from its flight schedule through June 6, 2020. Based on recent guidance from Boeing estimating that the ungrounding of the MAX will be mid-2020, the Company will likely extend MAX-related flight schedule adjustments further to provide operational reliability and a dependable flight schedule for our Customers booking their summer travel. See Note 16 to the Consolidated Financial Statements for further information.

For the twelve months ended December 31, 2019, the Company's earnings performance, combined with its actions to manage invested capital, produced a 22.9 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 17.8 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 23.6 percent, or 18.4 percent on an after-tax basis, for the twelve months ended December 31, 2018. As a result of not paying for its scheduled MAX aircraft deliveries following the grounding in March 2019, the Company's cash balance at December 31, 2019, was higher than projected. However, the Company has not factored any amounts for excess cash into its invested capital and ROIC calculations for any of the periods presented. The primary cause of the year-over-year decline in pre-tax ROIC was the decrease in Operating income for the twelve months ended December 31, 2019, compared with the twelve months ended December 31, 2018. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

During 2019, the Company continued to return value to its Shareholders. The Company returned $2.4 billion to Shareholders through $372 million in dividend payments and $2.0 billion through four separate accelerated share repurchase programs and other open market share repurchases. During November 2019, the Company launched the Fourth Quarter 2019 ASR Program by advancing $550 million to a financial institution in a privately negotiated transaction. The Company subsequently received 7.3 million shares of common stock in December 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2019 ASR Program, and subsequently received an additional 1.8 million shares in January 2020 in further partial settlement of the Fourth Quarter 2019 ASR Program. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than February 13, 2020. The Company also entered into an additional open market share repurchase plan for the purchase of up to an additional $50 million of its shares of common stock depending on market prices. These purchases will be recorded as treasury share repurchases for purposes of calculating earnings per share. See "Liquidity and Capital Resources" below for further information on the Company's 2019 share repurchases. The Company has $1.35 billion remaining under its May 2019 $2.0 billion share repurchase authorization. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Company Overview

As of December 31, 2019, the Company served 101 destinations across 40 states and ten near-international countries and currently operates over 4,000 departures a day. The Company began service to Hawaii in March 2019 from Oakland to Honolulu, and from San Jose, California in May 2019. On November 10, 2019, the Company began service between Sacramento and Honolulu, as well as interisland service between Honolulu and Lihue. The Company currently operates 18 flights daily between Hawaii and the mainland, and 34 interisland flights daily amongst the Hawaiian Islands. By April 20, 2020, the Company is scheduled to offer 28 daily departures between California and Hawaii, and 38 daily departures among the Hawaiian Islands. The Company began service from Oakland and San Jose to both Lihue and Kona, and new interisland service between Honolulu and Hilo, and Kona and Kahului, in January 2020. The Company also is scheduled to begin service from San Diego to Kahului on Maui on April 14, 2020, and from San Diego to Honolulu on April 20, 2020. In 2019, the Company also announced plans to begin service from Houston Hobby to Cozumel, Mexico in March 2020, subject to government approvals. The Company ceased services at Benito Juárez Mexico City International Airport on March 30, 2019. Also in 2019, the Company decided to close its operations at Newark Liberty International Airport and consolidate its New York City presence at New York LaGuardia Airport.

During 2019, the Company took delivery of three new MAX aircraft from third parties. These deliveries occurred prior to the March 13, 2019, FAA emergency order issued for all U.S. airlines to ground all MAX aircraft. All 34 of the Company's MAX aircraft have remained grounded since March 13, 2019. Upon a rescission of the FAA order to ground the MAX, the Company currently estimates it will take at least a couple of months to comply with applicable FAA directives, including all necessary Pilot training. Based on continued uncertainty around the timing of MAX return to service, the Company has proactively removed the MAX from its flight schedule through June 6, 2020 and will likely extend MAX-related flight schedule adjustments. The FAA will determine the timing of MAX return to service, and the Company offers no assurances that current estimations and timelines are correct. The Company continues to be focused on proactively managing cancellations, minimizing operational disruptions, reaccommodating Customers, and minimizing the impact on its ontime performance.

As of December 31, 2019, the Company had firm orders in place with Boeing for 219 737 MAX 8 aircraft and 30 737 MAX 7 aircraft. As previously disclosed, Boeing is not currently delivering new MAX aircraft and, therefore, not meeting its contractual delivery schedule. The Company had 41 MAX aircraft on order from Boeing or third parties from 2019 that have yet to be delivered, one of which contractually shifted to 2021. As a result of the MAX groundings, the Company deferred the planned retirement of seven of its owned Boeing 737-700 aircraft to future years. The Company retired one 737-700 aircraft during third quarter 2019 and an additional three 737-700 aircraft during fourth quarter 2019. The Company also returned two leased 737-700 aircraft during fourth quarter 2019. See Part I, Item 2 and Note 16 to the Consolidated Financial Statements for further information.

Based on the Company's MAX-related flight schedule adjustments through June 6, 2020, the Company currently expects its first quarter 2020 ASMs to decrease in the range of 1.5 to 2.5 percent, compared with first quarter 2019. Based on continued uncertainty regarding the MAX return to service that could materially impact current and future flight schedules, the Company is unable to provide annual 2020 available seat mile guidance at this time.

During 2019, the following events took place regarding the Company's unionized Employee groups in contract negotiations:

•
The Company's Mechanics and Related Employees, represented by Aircraft Mechanics Fraternal Association, ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in August 2024.

•
The Company's Flight Simulator Technicians, represented by International Brotherhood of Teamsters, ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in May 2024.

•
The Company's Material Specialists, represented by International Brotherhood of Teamsters Local 19, ratified a new collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in April 2024.

2019 Compared with 2018

Operating Revenues

Passenger revenues for 2019 increased by $321 million, or 1.6 percent, compared with 2018. On a unit basis, Passenger revenues increased 3.2 percent, year-over-year, largely driven by a 3.1 percent increase in Passenger revenue yield and a slight increase in Load factor, year-over-year, to 83.5 percent. The Company's capacity decreased 1.6 percent in 2019, as compared with 2018. The increase in Passenger revenue yield was the result of an increase in average fare. In addition, prior year results included negative revenue effects from its Flight 1380 accident in April 2018. On April 17, 2018, Southwest Airlines Flight 1380 from New York-LaGuardia to Dallas Love Field suffered an uncontained failure of its port CFM56-7B engine, resulting in a Customer fatality. The nominal dollar increase was partially offset by several unexpected events during 2019 that contributed to a negative revenue impact, including the MAX groundings, unscheduled maintenance disruptions in first quarter, and the U.S. government shutdown in first quarter.

Freight revenues for 2019 decreased by $3 million, or 1.7 percent, compared with 2018, primarily due to decreased demand. Based on current trends, the Company currently expects Freight revenues in first quarter 2020 to increase, compared with first quarter 2019.

Other revenues for 2019 increased by $145 million, or 10.9 percent, compared with 2018. The increase was primarily due to an increase in revenues associated with cardholder spend on the Company's co-branded Chase® Visa credit card, driven by the Company's bonus point offers in the second, third, and fourth quarters of 2019, and the success of its

Companion Pass promotion in first quarter 2019 for new Cardholders. The Company currently expects Other revenues in first quarter 2020 to increase, compared with first quarter 2019.

Operating unit revenues for 2019 increased by 3.7 percent, compared with 2018. Currently, passenger booking and revenue trends remain healthy, and the Company expects first quarter 2020 RASM to increase in the range of 3.5 to 5.5 percent, compared with first quarter 2019. The Company's outlook for first quarter 2020 year-over-year RASM includes an estimated 1.5 point benefit—approximately one point due to the negative impact to passenger bookings from the U.S. government shutdown during first quarter 2019 and approximately one-half point related to unscheduled maintenance disruptions and related flight cancellations during first quarter 2019. Additionally, first quarter 2020 year-over-year RASM is expected to benefit by approximately two points due to the removal of MAX flights from the Company's schedule, which will result in lower first quarter 2020 capacity.

Operating Expenses

Operating expenses for 2019 increased by $712 million, or 3.8 percent, compared with 2018, while capacity decreased 1.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published and the Company experienced lower than expected ASMs during 2019 due to the MAX groundings. Flight cancellations are expected to drive unit cost pressure for the duration of the MAX groundings. The following table presents the Company's Operating expenses per ASM for 2019 and 2018, followed by explanations of these changes on a per ASM basis and dollar basis:

	Year ended December 31,				Per ASM	Percent
(in cents, except for percentages)	2019		2018		change	change
Salaries, wages, and benefits	5.27	¢	4.79	¢	0.48 ¢	10.0%
Fuel and oil	2.76		2.89		(0.13)	(4.5)
Maintenance materials and repairs	0.78		0.69		0.09	13.0
Landing fees and airport rentals	0.87		0.83		0.04	4.8
Depreciation and amortization	0.78		0.75		0.03	4.0
Other operating expenses	1.92		1.79		0.13	7.3
Total	12.38	¢	11.74	¢	0.64 ¢	5.5%

Operating expenses per ASM for 2019 increased by 5.5 percent, compared with 2018, primarily as a result of higher Salaries, wages, and benefits expense. See below for further information. Operating expenses per ASM for 2019, excluding Fuel and oil expense and special items (a non-GAAP financial measure), increased 8.5 percent year-over-year, also primarily as a result of higher Salaries, wages, and benefits expense. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Based on current trends, the Company expects its first quarter 2020 unit costs, excluding Fuel and oil expense and profitsharing expense, to increase in the range of 6.0 to 8.0 percent, year-over-year. This outlook includes an estimated seven point year-over-year unit cost headwind in first quarter 2020 driven by lower first quarter 2020 capacity as a result of the ongoing MAX groundings, which includes the impact of unabsorbed overhead that will be utilized upon the MAX return to service. It also includes one to two points of inflation primarily due to higher salaries, wages, and benefits; maintenance expense; and operating expenses related to investments in technology and facilities. This inflation will be substantially offset in first quarter 2020 due to the non-recurring first quarter 2019 costs associated with the Company's ratified labor agreement with its Mechanics and costs associated with unscheduled maintenance disruptions and related flight cancellations.

Salaries, wages, and benefits expense for 2019 increased by $644 million, or 8.4 percent, compared with 2018. On a per ASM basis, Salaries, wages, and benefits expense for 2019 increased 10.0 percent, compared with 2018. On both a dollar and per ASM basis, the majority of the increases were the result of higher salaries expense, driven by annual wage rate increases as well as increased headcount. In addition, the Company's Board of Directors authorized a discretionary, special $124 million pre-tax profitsharing award for Boeing compensation which was accrued in fourth quarter 2019. Based on current cost trends and anticipated capacity, the Company expects first quarter 2020 Salaries, wages, and benefits expense per ASM, excluding profitsharing expense, to increase, compared with first quarter 2019.

During 2019, the Company conducted negotiations with various unionized Employee groups. The following table sets forth the Company’s unionized Employee groups with amendable contracts that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Flight Attendants	16,000	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	November 2018
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,200	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	December 2018
Southwest Dispatchers	400	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	June 2019
Southwest Flight Crew Training Instructors	130	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	January 2020
Southwest Meteorologists	10	TWU 550	June 2019

In addition to the above, the Southwest Airlines Pilots' Association (“SWAPA”), which represents the Company's approximately 9,300 Pilots, has notified the Company of its request to begin discussions on a new agreement, prior to the current contract amendable date of September 1, 2020. The Company and SWAPA are scheduled for initial discussions in first quarter 2020.

Fuel and oil expense for 2019 decreased by $269 million, or 5.8 percent, compared with 2018. On a per ASM basis, Fuel and oil expense decreased 4.5 percent, compared with 2018. On both a dollar and per ASM basis, the decreases were primarily attributable to lower market jet fuel prices. The Company's 2019 average economic jet fuel cost per gallon decreased 5.0 percent, year-over-year, to $2.09 from $2.20. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.05 per gallon in premium expense and $.02 per gallon in favorable cash settlements from fuel derivative contracts in 2019, compared with $.06 per gallon in premium expense and $.07 per gallon in favorable cash settlements from fuel derivative contracts in 2018. The decreases were partially offset by a decline in the Company's fuel efficiency during 2019, compared with 2018, when measured on the basis of ASMs generated per gallon of fuel. The decline in fuel efficiency was primarily due to the removal of the Company's most fuel efficient aircraft from its schedule as a result of the MAX groundings.

As of January 17, 2020, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2020	59%
2021	54%
2022	31%
Beyond 2022	less than 5%

(a) The Company’s hedge position can vary significantly at different price levels, including prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 10 to the Consolidated Financial Statements for further information.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 10 to the Consolidated Financial Statements for further information), as well as the amount of deferred gains/losses in AOCI at December 31, 2019, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2019	Amount of losses deferred in AOCI at December 31, 2019 (net of tax)
2020	$48	$(36)
2021	33	(43)
2022	27	(17)
Beyond 2022	2	—
Total	$110	$(96)

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2020 and full year 2020 jet fuel prices at different crude oil assumptions as of January 17, 2020, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	First Quarter 2020 (c)	Full Year 2020 (d)
$55	$1.85 - $1.95	$1.80 - $1.90
$60	$1.95 - $2.05	$1.95 - $2.05
Current Market (a)	$2.05 - $2.15	$2.00 - $2.10
$70	$2.15 - $2.25	$2.20 - $2.30
$80	$2.25 - $2.35	$2.35 - $2.45
$90	$2.35 - $2.45	$2.50 - $2.60
Estimated fuel hedging premium expense per gallon (b)	$0.05	$0.04

(a) Brent crude oil average market prices as of January 17, 2020, were approximately $64 and $62 per barrel for first quarter 2020 and full year 2020, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of January 17, 2020, first quarter 2020 GAAP and economic fuel costs are estimated to be in the $2.05 to $2.15 per gallon range, including fuel hedging premium expense of approximately $24 million, or $.05 per gallon, and an estimated $.01 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 17, 2020, annual 2020 GAAP and economic fuel costs are estimated to be in the $2.00 to $2.10 per gallon range, including fuel hedging premium expense of approximately $97 million, or $.04 per gallon, and no cash settlements from fuel derivative contracts, on a per gallon basis. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

(e) The Company's current hedge positions contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of January 17, 2020.

Maintenance materials and repairs expense for 2019 increased by $116 million, or 10.5 percent, compared with 2018. On a per ASM basis, Maintenance materials and repairs expense increased 13.0 percent, compared with 2018. On both a dollar and per ASM basis, the majority of the increases were due to the timing and scope of regular airframe maintenance checks. The Company currently expects Maintenance materials and repairs expense per ASM for first quarter 2020 to increase, compared with first quarter 2019.

Landing fees and airport rentals expense for 2019 increased by $29 million, or 2.2 percent, compared with 2018. On a per ASM basis, Landing fees and airport rentals expense increased 4.8 percent, compared with 2018. On both a dollar and per ASM basis, the majority of the increases were due to an increase in space rental rates and usage at various stations throughout the network, partially offset by higher settlements and credits from various airports received in 2019. The Company currently expects Landing fees and airport rentals expense per ASM for first quarter 2020 to increase, compared with first quarter 2019.

Depreciation and amortization expense for 2019 increased by $18 million, or 1.5 percent, compared with 2018. On a per ASM basis, Depreciation and amortization expense increased 4.0 percent, compared with 2018. On both a dollar and per ASM basis, the majority of the increases were associated with the deployment of new technology assets. Based on the application of 2019 Boeing settlement proceeds against the cost basis of owned 737 MAX aircraft in the Company's fleet, the Company estimates an approximate $5 million benefit to depreciation expense for 2020. See Note 16 to the Consolidated Financial Statements for further information. The Company currently expects Depreciation and amortization expense per ASM for first quarter 2020 to increase, compared with first quarter 2019.

Other operating expenses for 2019 increased by $174 million, or 6.1 percent, compared with 2018. On a per ASM basis, Other operating expenses increased 7.3 percent, compared with 2018. On both a dollar and per ASM basis, the increases in Other operating expenses were partially due to a $25 million gain recognized during first quarter 2018 from the sale of 39 Boeing 737-300 aircraft and a number of spare engines to a third party, which reduced Other operating expenses for first quarter 2018. This gain on sale of retired Boeing 737-300 aircraft was considered a special item and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding this item, approximately 40 percent of the increases were due to technology project-related expenses, approximately 20 percent of the increases were due to insurance recoveries from the impacts of irregular operations, which were received in first quarter 2018 and reduced Other operating expenses for first quarter 2018, and the biggest portion of the remainder was due to expenses related to the grounding of the MAX aircraft, such as additional compensation issued to inconvenienced Passengers associated with flight cancellations. The Company currently expects Other operating expenses per ASM for first quarter 2020 to increase, compared with first quarter 2019.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses. Total other expenses (income) for 2019 decreased by $42 million primarily due to higher interest income as a result of higher interest rates, and lower interest expense as a result of lower debt balances.

Income Taxes

The Company's effective tax rate was 22.2 percent for 2019, compared with 22.1 percent for 2018. The Company currently projects the first quarter and full year 2020 effective tax rate to be in the 23 to 24 percent range based on currently forecasted financial results.

2018 Compared with 2017

The Company's comparison of 2018 results to 2017 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2019	2018	Change
Fuel and oil expense, unhedged	$4,299	$4,649
Add: Premium cost of fuel contracts	95	135
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(47)	(168)
Fuel and oil expense, as reported	$4,347	$4,616
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	14
Fuel and oil expense, excluding special items (economic)	$4,347	$4,630	(6.1)%

Total operating expenses, as reported	$19,471	$18,759
Add: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	14
Add: Gain on sale of retired Boeing 737-300 aircraft	—	25
Total operating expenses, excluding special items	$19,471	$18,798	3.6%

Operating income, as reported	$2,957	$3,206
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(14)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	(25)
Operating income, excluding special items	$2,957	$3,167	(6.6)%

Net income, as reported	$2,300	$2,465
Deduct: Contracts settling in the current period, but for which the impact has been recognized in a prior period (a)	—	(14)
Deduct: Gain on sale of retired Boeing 737-300 aircraft	—	(25)
Add: Net income tax impact of special items (b)	—	9
Net income, excluding special items	$2,300	$2,435	(5.5)%

Net income per share, diluted, as reported	$4.27	$4.29
Deduct: Impact from fuel contracts	—	(0.02)
Deduct: Impact of special items	—	(0.04)
Add: Net income tax impact of special items (b)	—	0.01
Net income per share, diluted, excluding special items	$4.27	$4.24	0.7%

Operating expenses per ASM (cents)	12.38 ¢	11.74 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.76)	(2.89)
Add: Impact of special items	—	0.02
Deduct: Profitsharing expense divided by ASMs	(0.43)	(0.34)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profitsharing (cents)	9.19 ¢	8.53 ¢	7.7%
(a) As a result of prior hedge ineffectiveness.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
Operating income, as reported	$2,957		$3,206		$3,407
Net impact from fuel contracts	—		(14)		(156)
Lease termination expense	—		—		33
Boeing 737-300 aircraft grounding charge	—		—		63
Gain on sale of retired Boeing 737-300 aircraft	—		(25)		—
Operating income, non-GAAP	2,957		3,167		3,347
Net adjustment for aircraft leases (a)	120		99		110
Adjusted operating income, non-GAAP (A)	$3,077		$3,266		$3,457

Non-GAAP tax rate (B)	22.2%	(d)	22.1%	(e)	36.1%	(f)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$2,394		$2,545		$2,210

Debt, including finance leases (b)	$3,070		$3,521		$3,259
Equity (b)	9,869		9,853		8,194
Net present value of aircraft operating leases (b)	512		584		785
Average invested capital	$13,451		$13,958		$12,238
Equity adjustment for hedge accounting (c)	2		(144)		296
Adjusted average invested capital (D)	$13,453		$13,814		$12,534

Non-GAAP ROIC, pre-tax (A/D)	22.9%		23.6%		27.6%

Non-GAAP ROIC, after-tax (C/D)	17.8%		18.4%		17.6%

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
(d) The GAAP annual tax rate as of December 31, 2019, was 22.2 percent, and the annual Non-GAAP tax rate was also 22.2 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP annual tax rate as of December 31, 2018, was 22.1 percent, and the annual Non-GAAP tax rate was also 22.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(f) The GAAP annual tax rate as of December 31, 2017, was a 2.8 percent tax benefit due to the significant impact the Tax Cuts and Jobs Act legislation enacted in December 2017 had on corporate tax rates, and the annual Non-GAAP tax rate was 36.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing; Adjusted operating income, non-GAAP; and Income tax rate, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 2 and Note 10 to the Consolidated Financial Statements.

The Company’s GAAP results in the applicable periods may include other charges or benefits that are also deemed "special items," that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. For the periods presented, in addition to the items discussed above, special items include:

1.
A gain recognized in first quarter 2018, associated with the sale of 39 Boeing 737-300 ("Classic") aircraft and a number of spare engines to a third party. These aircraft were previously retired as part of the Company's exit of its Classic fleet. The gain was not anticipated, and the Company associates it with the grounding charge recorded in third quarter 2017;

2.
Lease termination costs recorded as a result of the Company acquiring 13 of its Classic aircraft off operating leases as part of the Company’s strategic effort to remove its Classic aircraft from operations on or before September 29, 2017, in the most economically advantageous manner possible. The Company had not budgeted for these early lease termination costs, as they were subject to negotiations being concluded with the third party lessors. The Company recorded the fair value of the aircraft acquired off operating leases, as well as any associated remaining obligations to the balance sheet as debt; and

3.
An Aircraft grounding charge recorded in third quarter 2017, as a result of the Company grounding its remaining Classic aircraft on September 29, 2017. The loss was a result of the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors as of the cease-use date. The Company had not budgeted for the lease return requirements, as they were subject to negotiation with third party lessors.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating income, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing; Adjusted operating income, non-GAAP; and Income tax rate, non-GAAP.

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

Liquidity and Capital Resources

Net cash provided by operating activities for 2019 and 2018 was $4.0 billion and $4.9 billion, respectively. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2019 and 2018 were impacted primarily by the Company's results of operations, as adjusted for non-cash items as well as changes in the Air traffic liability and Accrued liabilities balances. Operating cash flows also can be significantly impacted by the Company’s fuel and interest rate hedge positions and the corresponding cash collateral requirements associated with those positions. The Company has the ability to post aircraft in lieu of cash collateral in certain situations. See Note 10 to the Consolidated Financial Statements for further information. During 2019, the Company had net cash inflows of $25 million in cash collateral from derivative counterparties. During 2018, the Company had net cash outflows of $15 million in cash collateral to derivative counterparties. Cash flows associated with entering into new fuel derivatives, which are also classified as Other, net, operating cash flows, were net outflows of $131 million in 2019 and $63 million in 2018. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, fund stock repurchases, pay dividends, and provide working capital.

Net cash used in investing activities for 2019 and 2018 was $303 million and $2.0 billion, respectively. Investing activities in 2019 and 2018 included Capital expenditures, Supplier proceeds, and changes in the balance of the
Company's short-term and noncurrent investments. During 2019, Capital expenditures were $1.0 billion, the majority of which included ongoing technology projects, airport and other facility construction projects, and progress payments related to new aircraft to be delivered to the Company. This was below initial expectations for 2019 due to the MAX grounding and resulting delay in Boeing deliveries. The Company received $400 million of Supplier proceeds, which the Company considers an offset to its annual 2019 aircraft capital expenditures. See Note 16 to the Consolidated Financial Statements for further information. During 2018, Capital expenditures were $1.9 billion, the majority of which were payments for new aircraft delivered to the Company. During 2019, the Company's purchases and sales of short-term and noncurrent investments resulted in net cash inflows of $324 million, as compared with net cash outflows of $67 million for 2018. Boeing currently has 27 MAX 8 aircraft produced and in storage for the Company. Assuming these aircraft and no others are delivered in 2020, the Company currently estimates its annual 2020 capital expenditures to be in the range of $1.4 billion to $1.5 billion, including progress payments for future deliveries, and considering supplier proceeds to be received in 2020. These expected proceeds are included in Accounts and other receivables on the Company's Consolidated Balance Sheet as of December 31, 2019, and the Company considers them to be a reduction to its annual 2020 aircraft capital expenditures.

Net cash used in financing activities for 2019 and 2018 was $3.0 billion and $2.5 billion, respectively. During 2019, the Company repaid $615 million in debt and finance lease obligations, compared with $342 million during 2018. During 2018, the Company received a reimbursement from the City of Houston for $116 million for the investment and updates made at Houston William P. Hobby Airport. The Company repurchased $2.0 billion of its outstanding common stock through authorized share repurchases during both 2019 and 2018. The Company also paid $372 million in dividends to Shareholders during 2019, compared with $332 million in 2018. Although the Company currently intends to continue paying dividends on a quarterly basis for the foreseeable future, the Company's Board of Directors may change the timing, amount, and payment of dividends on the basis of results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board of Directors.

The Company's 2017 results are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under Part II Item 7, Liquidity and Capital Resources.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to a $1.0 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2019, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

The Company entered into the following share repurchases during 2019, which were each recorded as a treasury share purchase for purposes of calculating earnings per share. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Share repurchases (in millions)	Shares received		Cash paid
First Quarter 2019 Accelerated Share Repurchase Program	9.38		$500
Second Quarter 2019 Accelerated Share Repurchase Program	7.82		400
Third Quarter 2019 Accelerated Share Repurchase Program	9.49		500
Fourth Quarter 2019 Accelerated Share Repurchase Program	9.11	(a)	550
Open Market Share Repurchases	0.95		50
Total	36.75		$2,000
(a) Final settlement of the Fourth Quarter 2019 ASR Program is scheduled to occur in February 2020. The specific number of shares that the Company ultimately will repurchase under the Fourth Quarter 2019 ASR Program will be determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed no later than February 13, 2020.

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

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the Consolidated Financial Statements for further information. The Company believes that its current liquidity position, including unrestricted cash and short-term investments of $4.1 billion as of December 31, 2019, anticipated future internally generated funds from operations, and its fully available, unsecured revolving credit facility of $1.0 billion that expires in August 2022, will enable it to meet its future known obligations in the ordinary course of business. However, if a liquidity need were to arise, the Company believes it has access to financing arrangements because of its investment grade credit ratings, large value of unencumbered assets, and modest leverage, which should enable it to meet its ongoing capital, operating, and other liquidity requirements. The Company will continue to consider various borrowing or leasing options to maximize liquidity and supplement cash requirements, as necessary.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2019 and in previous years, which has enabled the Company to defer the cash tax payments associated with these depreciable assets to future years. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to defer a portion of cash income taxes to future years. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Part I, Item 2 for a complete table of the Company’s contractual firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft, Note 4 to the Consolidated Financial Statements for the financial commitments related to these firm deliveries, and Note 16 to the Consolidated Financial Statements for further information about the MAX groundings. Because of the MAX groundings, Boeing is not currently delivering new MAX aircraft and, therefore, not meeting its contractual delivery schedule. As a result, 27 firm orders for purchased MAX aircraft originally scheduled for delivery in 2019 have shifted into 2020 commitments and one firm order originally scheduled for delivery in 2019 has shifted to 2021. In addition, commitments for 13 MAX leases from third parties have shifted into 2020. The FAA will ultimately determine the timing of the MAX return to service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has generally not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. Assets and obligations under operating leases are included in the Company’s Consolidated Balance Sheet. See Note 2 and Note 7 to the Consolidated Financial Statements for further information. Disclosure of the expected contractual obligations associated with the Company’s leased aircraft is included below.

As of December 31, 2019, the Company had 189 leased aircraft, including 67 Boeing 717-200 aircraft ("B717s") subleased to Delta. Of these leased aircraft, 117 are under operating leases, including 65 B717s subleased to Delta. See Note 7 to the Consolidated Financial Statements for further information on this transaction.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $148 million at December 31, 2019.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2019:

	Obligations by period (in millions)
Contractual obligations	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long-term debt (a)	$734	$480	$43	$776	$2,033
Interest commitments - fixed (b)	52	83	53	67	255
Interest commitments - floating (c)	18	8	6	4	36
Facility and other operating lease commitments	107	131	88	580	906
Aircraft operating lease commitments (d)	285	267	117	81	750
Aircraft finance lease commitments (e)	107	200	184	230	721
Aircraft purchase commitments (f)	2,106	2,862	3,495	1,509	9,972
Other commitments	217	227	108	320	872
Total contractual obligations	$3,626	$4,258	$4,094	$3,567	$15,545

(a)	Includes principal only. See Note 6 to the Consolidated Financial Statements for additional information.

(b)	Related to fixed-rate debt (either at issuance or through swaps) only.

(c)
Interest obligations associated with floating-rate debt (either at issuance or through swaps) is estimated utilizing forward interest rate curves as of December 31, 2019, and can be subject to significant fluctuation.

(d)	Includes the impact of the B717 lease/sublease transaction entered into in 2012. See Note 7 to the Consolidated Financial Statements for additional information.

(e)	Includes principal and interest on finance leases. See Note 7 to the Consolidated Financial Statements for additional information.

(f)
This reflects firm orders for purchased MAX aircraft from Boeing; shifting the 28 MAX aircraft originally scheduled for delivery in 2019 into 2020 and 2021 as MAX deliveries were suspended as of March 13, 2019, and the timeline of future deliveries is uncertain. The FAA will ultimately determine the timing of the MAX return to service, and the Company therefore offers no assurances that current estimation and timelines of aircraft purchase commitments are correct. See Part I, Item 2 for a complete table of the Company’s contractual firm deliveries.

Airport Projects

The Company has commitments associated with various airport improvement projects that will impact its future liquidity needs in differing ways. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities and are discussed in more detail in Note 4 to the Consolidated Financial Statements.

Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation ("LFAMC") that were utilized to fund the majority of the project. The amount of bonds outstanding as of December 31, 2019, was $407 million. Repayment of the bonds is through the "Facilities Payments" described below. Reimbursement of the Company for its payment of Facilities Payments is made through recurring ground rents, fees, and other revenues collected at the airport.
Prior to the issuance of the bonds by the LFAMC, the Company entered into two separate funding agreements: (i) a "Facilities Agreement" pursuant to which the Company is obligated to make debt service payments on the principal and interest amounts associated with the bonds ("Facilities Payments"), less other sources of funds the City of Dallas may apply to the repayment of the bonds (including, but not limited to, passenger facility charges collected from passengers originating from the airport); and (ii) a "Revenue Credit Agreement" pursuant to which the City of Dallas reimburses the Company for the Facilities Payments made by the Company.
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
Los Angeles International Airport
In October 2017, the Company executed a lease agreement (the "T1.5 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements.
Funding for the Terminal 1.5 Project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to fund the development of this project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the T1.5 Lease. As of December 31, 2019, the Company's outstanding guaranteed obligation under the credit facility for the Terminal 1.5 Project was $176 million.
The Company’s liquidity could be impacted by this project under certain circumstances; however, the Company does not expect this to occur based on its past experience with other projects. This project is not expected to have a significant impact on the Company’s capital resources or financial position. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be completed during 2020.
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

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, funds that are past flight date and remain unused, but are expected to be used in the future, and the Company’s liability for loyalty benefits that are expected to be redeemed in the future. Air traffic liability fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s loyalty program. See Note 1 to the Consolidated Financial Statements for information about the Company's revenue recognition policies.

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused involves some level of subjectivity and judgment. The majority of the Company's tickets sold are nonrefundable, which is the primary source of unused tickets. The Company has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 1 to the Consolidated Financial Statements for further information. According to the Company’s current "Contract of Carriage," all refundable tickets that are sold but not flown on the travel date can be reused for another flight up to a year from the date of sale, or some tickets can be refunded. This policy also applies to unused Customer funds that may be the result of an exchange downgrade, in which a Customer exchanges their ticket from a previously purchased flight for a lower priced ticket, with the price difference being effectively refunded through it being made available for use by the Customer towards travel up to twelve months from the date of original purchase. Fully refundable tickets rarely expire unused. Estimates of tickets that will expire unused are based on historical experience over many years. The Company has consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel. Holding other factors constant, a 10 percent change in the Company’s estimate of the amount of tickets that will expire unused would have resulted in a $61 million, or less than one percent, change in Passenger revenues recognized for the year ended December 31, 2019.

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

Accounting for Long-Lived Assets

Flight equipment and related assets make up the majority of the Company’s long-lived assets. Flight equipment primarily relates to the 695 Boeing 737 aircraft in the Company’s fleet at December 31, 2019, which are either owned or on finance lease. The remaining 52 Boeing 737 aircraft in the Company’s fleet at December 31, 2019, are operated under operating leases. The Company also has 67 B717 aircraft, which are leased/subleased to Delta. As these aircraft were not in service for the Company, they were not included in the fleet count as of December 31, 2019 or 2018. The Company also includes Assets constructed for others in its long-lived assets. These are airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. In accounting for long-lived assets, the Company must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.

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

In estimating the lives and expected residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information provided by independent third parties, and recommendations from Boeing. Flight equipment estimated useful lives are based on the number of "cycles" flown (one take-off and landing) as well as the aircraft age. The Company has made a conversion of cycles into years based on both historical and anticipated future utilization of the aircraft. Subsequent revisions to these estimates could be caused by changes to aircraft maintenance programs, changes in utilization of the aircraft (actual cycles during a given period of time), governmental regulations on aging aircraft, and changing market prices of new and used aircraft of the same or similar types. The Company evaluates its estimates and assumptions each reporting period and, when warranted, adjusts these estimates and assumptions. Generally, these adjustments are accounted for on a prospective basis through depreciation and amortization expense. See Note 1 to the Consolidated Financial Statements for further information.

The Company believes it is unlikely that materially different estimates for expected lives, expected residual values, and impairment evaluations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2019, these consisted of its fuel derivative option contracts, which were an asset of $110 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 10 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 11 to the Consolidated Financial Statements for more information about fair value measurements.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2019, the Company was a party to over 250 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2019, market "spot" prices for Brent crude oil peaked at a high of approximately $75 per barrel and hit a low price of approximately $55 per barrel. During 2018, market spot prices ranged from a high of approximately $86 per barrel to a low of approximately $50 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of December 31, 2019, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $12 million.

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

Under the Southwest Rapid Rewards loyalty program, Members earn points for every dollar spent on Southwest base fares. The amount of points earned under the program is based on the fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare for the flight by the fare class multiplier. Likewise, the amount of points required to be redeemed for a flight can differ based on the fare purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire. In addition, Members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. At December 31, 2019, the loyalty liabilities were approximately $3.4 billion, including $2.3 billion classified within Air traffic liability and $1.1 million classified as Air traffic liability – noncurrent.

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include the following:

•
Allocation of Passenger Revenue - Revenues from Passengers, related to travel, who also earn Rapid Rewards Points have been allocated between flight (recognized as revenue when transportation is provided) and Rapid Rewards Points (deferred until points are redeemed) based on each obligation’s relative standalone selling price. The Company utilizes historical earning patterns to assist in this allocation.

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

The majority of the points sold to business partners are through the Southwest co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. Consideration received as part of this Agreement is subject to Accounting Standards Codification 606, Revenue From Contracts With Customers. The Agreement has the following multiple elements: travel points to be awarded, use of the Southwest Airlines’ brand and access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These elements are combined into two performance obligations, transportation and marketing, and consideration from the Agreement is allocated based on the relative selling price of each performance obligation.

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2019, resulting in an allocation of proceeds to air transportation would have changed the Company's Operating revenues by approximately $7 million for the year ended December 31, 2019.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for all loyalty points. The Company updates this model at least annually, and applies the new spoilage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the spoilage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2019, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $124 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2019, the Company operated a total of 122 aircraft under operating and finance leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 67 aircraft under operating and finance lease that have been subleased to another carrier. Further information about these leases is disclosed in Note 7 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 2.2 billion gallons of jet fuel in 2020. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $22 million for 2020, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2019, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods. See Note 10 to the Consolidated Financial Statements for further information. The Company may increase or decrease the size of its fuel hedge based on its expectation of future market prices, as well as its perceived exposure to cash collateral requirements contained in the agreements it has signed with various counterparties, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2019, was an asset of $110 million. In addition, $25 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2019. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2019, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $143 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash, aircraft, or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2019, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2019, the Company had nine counterparties in which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2019, at which such postings are triggered.

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

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2019, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has an "A-" rating with Fitch, a "BBB+" rating with Standard & Poor’s, and an "A3" credit rating with Moody’s as of December 31, 2019, all of which are considered "investment grade." As disclosed in Note 10 to the Consolidated Financial Statements, the Company has converted certain of its long-term debt to floating rate debt by entering into an interest rate swap agreement. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

The following table presents the Company's fixed-rate senior unsecured notes outstanding, excluding the notes or debentures that have been converted to a floating rate, as of December 31, 2019:

(in millions)	December 31, 2019
2.75% Notes due 2022	$300
3.00% Notes due 2026	300
7.375% Debentures due 2027	100
3.45% Notes due 2027	300

The $100 million 7.375% senior unsecured notes due 2027 had at one point been converted to a floating rate, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to it. The effect of this termination was that the interest associated with this debt prospectively reverted back to its original fixed rate. As a result of the gain realized on this transaction, which is being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The following table displays the characteristics of the Company’s secured fixed rate debt as of December 31, 2019:

	Principal amount (in millions)	Effective fixed rate	Final maturity	Underlying collateral
Term Loan Agreement	$134	5.223%	5/9/2020	21 specified Boeing 737-700 aircraft

The carrying value of the Company’s floating rate debt totaled $683 million, and this debt had a weighted-average maturity of 1.73 years at floating rates averaging 3.12 percent for the year ended December 31, 2019. The Company's floating rate debt represented 25.6 percent of the Company's total outstanding debt as of December 31, 2019. In addition, the Company's total debt (both floating and fixed rate debt) divided by total assets was 10.3 percent as of December 31, 2019.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $2.5 billion, and short-term investments, which totaled $1.5 billion at December 31, 2019. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2019, would not have a material effect on the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2019 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2019, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its revolving credit facility, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its revolving credit facility, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s revolving credit facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2019, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility. However, if conditions change and the Company fails to meet the minimum standards set forth in the revolving credit facility, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2019.

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

As of December 31, 2019, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,548	$1,854
Short-term investments	1,524	1,835
Accounts and other receivables	1,086	568
Inventories of parts and supplies, at cost	529	461
Prepaid expenses and other current assets	287	310
Total current assets	5,974	5,028

Property and equipment, at cost:
Flight equipment	21,629	21,753
Ground property and equipment	5,672	4,960
Deposits on flight equipment purchase contracts	248	775
Assets constructed for others	164	1,768
	27,713	29,256
Less allowance for depreciation and amortization	10,688	9,731
	17,025	19,525
Goodwill	970	970
Operating lease right-of-use assets	1,349	—
Other assets	577	720
	$25,895	$26,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,574	$1,416
Accrued liabilities	1,749	1,749
Current operating lease liabilities	353	—
Air traffic liability	4,457	4,134
Current maturities of long-term debt	819	606
Total current liabilities	8,952	7,905

Long-term debt less current maturities	1,846	2,771
Air traffic liability - noncurrent	1,053	936
Deferred income taxes	2,364	2,427
Construction obligation	164	1,701
Noncurrent operating lease liabilities	978	—
Other noncurrent liabilities	706	650
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 807,611,634 shares issued in 2019 and 2018	808	808
Capital in excess of par value	1,581	1,510
Retained earnings	17,945	15,967
Accumulated other comprehensive income (loss)	(61)	20
Treasury stock, at cost: 288,547,318 and 255,008,275 shares in 2019 and 2018 respectively	(10,441)	(8,452)
Total stockholders' equity	9,832	9,853
	$25,895	$26,243

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2019	2018	2017
OPERATING REVENUES:
Passenger	$20,776	$20,455	$19,763
Freight	172	175	173
Other	1,480	1,335	1,210
Total operating revenues	22,428	21,965	21,146

OPERATING EXPENSES:
Salaries, wages, and benefits	8,293	7,649	7,305
Fuel and oil	4,347	4,616	4,076
Maintenance materials and repairs	1,223	1,107	1,001
Landing fees and airport rentals	1,363	1,334	1,292
Depreciation and amortization	1,219	1,201	1,218
Other operating expenses	3,026	2,852	2,847
Total operating expenses	19,471	18,759	17,739

OPERATING INCOME	2,957	3,206	3,407

OTHER EXPENSES (INCOME):
Interest expense	118	131	114
Capitalized interest	(36)	(38)	(49)
Interest income	(90)	(69)	(35)
Other (gains) losses, net	8	18	112
Total other expenses (income)	—	42	142

INCOME BEFORE INCOME TAXES	2,957	3,164	3,265
PROVISION (BENEFIT) FOR INCOME TAXES	657	699	(92)
NET INCOME	$2,300	$2,465	$3,357
NET INCOME PER SHARE, BASIC	$4.28	$4.30	$5.58
NET INCOME PER SHARE, DILUTED	$4.27	$4.29	$5.57

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2019	2018	2017
NET INCOME	$2,300	$2,465	$3,357
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($16), ($7), and $185	(53)	(26)	317
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($8), $1, and $4	(25)	6	7
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of ($9), $15, and $2	(29)	52	3
Other, net of deferred taxes of $8, ($2), and $5	26	(6)	8
OTHER COMPREHENSIVE INCOME (LOSS)	$(81)	$26	$335
COMPREHENSIVE INCOME	$2,219	$2,491	$3,692

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2019, 2018, and 2017
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2016	$808	$1,410	$10,761	$(323)	$(4,872)	$7,784
Repurchase of common stock	—	—	—	—	(1,600)	(1,600)
Issuance of common and treasury stock pursuant to Employee stock plans	—	4	—	—	10	14
Share-based compensation	—	37	—	—	—	37
Cash dividends, $.475 per share	—	—	(286)	—	—	(286)
Comprehensive income	—	—	3,357	335	—	3,692
Balance at December 31, 2017 (as reported)	$808	$1,451	$13,832	$12	$(6,462)	$9,641
Cumulative effect of adopting Accounting Standards Update No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (See Note 2 to the Consolidated Financial Statements for additional information)	—	—	18	(18)	—	—
Balance after adjustment for the new accounting standard	$808	$1,451	$13,850	$(6)	$(6,462)	$9,641
Repurchase of common stock	—	—	—	—	(2,000)	(2,000)
Issuance of common and treasury stock pursuant to Employee stock plans	—	13	—	—	10	23
Share-based compensation	—	46	—	—	—	46
Cash dividends, $.605 per share	—	—	(348)	—	—	(348)
Comprehensive income	—	—	2,465	26	—	2,491
Balance at December 31, 2018 (as reported)	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842 (See Note 2 to the Consolidated Financial Statements for additional information)	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(2,000)	(2,000)
Issuance of common and treasury stock pursuant to Employee stock plans	—	16	—	—	11	27
Share-based compensation	—	55	—	—	—	55
Cash dividends, $.700 per share	—	—	(377)	—	—	(377)
Comprehensive income	—	—	2,300	(81)	—	2,219
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,300	$2,465	$3,357
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,219	1,201	1,218
Boeing 737-300 aircraft grounding charge	—	—	63
Unrealized/realized gains on fuel derivative instruments	—	(14)	(50)
Deferred income taxes	(55)	301	(1,066)
Changes in certain assets and liabilities:
Accounts and other receivables	(94)	117	(102)
Other assets	239	(227)	(262)
Accounts payable and accrued liabilities	298	545	233
Air traffic liability	440	506	343
Other liabilities	(277)	—	—
Cash collateral received from (provided to) derivative counterparties	25	(15)	316
Other, net	(108)	14	(121)
Net cash provided by operating activities	3,987	4,893	3,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,027)	(1,922)	(2,123)
Supplier proceeds	400	—	—
Assets constructed for others	—	(54)	(126)
Purchases of short-term investments	(2,122)	(2,409)	(2,380)
Proceeds from sales of short-term and other investments	2,446	2,342	2,221
Other, net	—	5	—
Net cash used in investing activities	(303)	(2,038)	(2,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	600
Proceeds from Employee stock plans	40	35	29
Reimbursement for assets constructed for others	—	170	126
Payments of long-term debt and finance lease obligations	(615)	(342)	(592)
Payments of cash dividends	(372)	(332)	(274)
Repayment of construction obligation	—	(30)	(10)
Repurchase of common stock	(2,000)	(2,000)	(1,600)
Other, net	(43)	3	15
Net cash used in financing activities	(2,990)	(2,496)	(1,706)

NET CHANGE IN CASH AND CASH EQUIVALENTS	694	359	(185)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,854	1,495	1,680

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,548	$1,854	$1,495

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$88	$107	$81
Income taxes	$779	$327	$992

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment under finance leases	$1	$32	$233
Assets constructed for others	$65	$171	$197
Supplier receivables	$428	$—	$—

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

Effective as of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases,
codified in Accounting Standards Codification ("ASC") 842 (the "New Lease Standard"). All amounts and disclosures set forth in this Form 10-K for the year ended December 31, 2019, reflect the adoption of this ASU, while all periods prior to 2019 remain in accordance with prior accounting requirements. See Note 2 for further information.

Effective as of January 1, 2018, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (the "New Hedging Standard"). All amounts and disclosures set forth in this Form 10-K reflect the adoption of this ASU. See Note 2 for further information.

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

As of December 31, 2019, $25 million in cash collateral deposits were held by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. As of December 31, 2018, no cash collateral deposits were held by or provided by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Accounts and Other Receivables

Accounts and other receivables are carried at cost. They primarily consist of amounts due from the Company's business partners and other suppliers, credit card companies associated with sales of tickets for future travel, and amounts due from business partners in the Company’s loyalty program. See Note 15 for further information. The allowance for doubtful accounts was immaterial at December 31, 2019 and 2018. In addition, the provision for doubtful accounts and write-offs for 2019, 2018, and 2017 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2019, and 2018. In addition, the Company’s provision for obsolescence and write-offs for 2019, 2018, and 2017 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, and 5 to 30 years for ground property and equipment. Residual values estimated for aircraft are approximately 15 percent, and generally range from 0 to 10 percent for ground property and equipment. Assets constructed for others consists of airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. See Note 4 for further information.

In September 2017, the Company retired its remaining 61 Boeing 737-300 ("Classic") aircraft as part of an accelerated retirement schedule. This resulted in a change in anticipated retirement dates, which was considered a change in estimate and was accounted for on a prospective basis as of the dates the decisions were finalized. Therefore, the Company recorded accelerated depreciation expense over the remainder of the useful lives for each Classic aircraft and related parts. See Note 7 for further information regarding the Company's leased aircraft fleet. The impact on expense and earnings from the accelerated depreciation were as follows:

(in millions, except per share amounts)	Year ended December 31, 2017
Depreciation and amortization expense	$21
Net income *	$(19)
Net income per basic share	$(0.03)
Net income per diluted share	$(0.03)
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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current operating lease liabilities, and Noncurrent operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in Property and equipment, Current maturities of long-term debt, and Long-term debt less current maturities in the Consolidated Balance Sheet.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election is made upon adoption, per the provisions of the New Lease Standard. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company combines lease and nonlease components for all asset groups. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense within the accompanying Consolidated Statement of Income as incurred.

The Company has maintenance agreements related to certain of its aircraft engines with external service providers, including agreements that effectively transfer the risk of performance of such work to the service provider. Under the agreements where the risk of performance is deemed transferred to the counterparty, the appropriate expense is recorded commensurate with the period in which the corresponding level of service is provided. Generally, expense is recorded on a straight-line basis over the term of the agreement based on the Company's best estimate of expected future aircraft utilization. For its engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place.

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

The following table is a summary of the Company’s intangible assets, which are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2019 and 2018:

		Year ended December 31, 2019		Year ended December 31, 2018
(in millions)	Weighted-average useful life (in years)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated Amortization
Customer relationships/marketing agreements	12	$14	$13	$27	$25
Owned domestic slots (a)	Indefinite	295	n/a	295	n/a
Gate leasehold rights (b)	—	—	—	180	78
Total	12	$309	$13	$502	$103

(a) Intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports, and certain intangible assets acquired.
(b) Airport gate leasehold rights are classified as right-of-use assets upon adoption of the New Lease Standard. See Note 7.

The Company's definite lived intangible assets are amortized on a straight-line basis over the useful life of the asset. The aggregate amortization expense for 2019, 2018, and 2017 was $15 million, $16 million, and $13 million, respectively. Estimated aggregate amortization expense for the five succeeding years and thereafter is immaterial.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates, funds that are past flight date and remain unused, but are expected to be used in the future, and the Company’s liability for loyalty benefits that are expected to be redeemed in the future. The majority of the Company’s tickets sold are nonrefundable. Southwest has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Nonrefundable tickets that are sold but not flown on the travel date, and are canceled in accordance with the No Show policy, can be applied to future travel. Refundable tickets that are sold but not flown on the travel date can also be applied to future travel. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has lapsed in proportion to the pattern of flights taken by the Customer. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds as the Company has then fulfilled its performance obligation. Amounts collected from passengers for ancillary services are also recognized when the service is provided, which is typically the flight date.

Initial spoilage estimates for both tickets and funds available for future use are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. Spoilage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused funds policies, seat availability, and economic factors. See Note 5 for further information.

Approximately $615 million, approximately $566 million, and approximately $489 million of the Company's Operating revenues in 2019, 2018, and 2017, respectively, were attributable to foreign operations. The remainder of the Company's

Operating revenues, approximately $21.8 billion, approximately $21.4 billion, and approximately $20.7 billion in 2019, 2018, and 2017, respectively, were attributable to domestic operations.

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to companies participating in the Company’s Rapid Rewards loyalty program as business partners that are expected to be redeemed for future travel. The loyalty liability represents performance obligations that will be satisfied when a Rapid Rewards loyalty member redeems points for travel or other goods and services. Points earned from flight activity are valued at their relative standalone selling price by applying fair value based on historical redemption patterns. Points earned from business partner activity, which primarily consist of points sold, along with related marketing services, to companies participating in the Rapid Rewards loyalty program, are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partner’s customers. For points that are expected to remain unused, the Company recognizes spoilage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company records passenger revenue related to air transportation when the transportation is delivered. The marketing elements are recognized as Other - net revenue when earned. The Company’s liability for loyalty benefits includes a portion that is expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that is not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate. See Note 5 for further information.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2019, 2018, and 2017 was $212 million, $215 million, and $224 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 9 for further information.

Financial Derivative Instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments are accounted for as cash flow hedges upon proper qualification. The Company also has interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates and has swap agreements that convert certain floating-rate debt to a fixed-rate. The Company has forward-starting interest rate swap agreements, the primary objective of which is to hedge forecasted debt issuances and aircraft leases. The majority of these interest rate hedges are appropriately designated as either fair value hedges or as cash flow hedges.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $630 million and $674 million at December 31, 2019, and 2018, respectively. Computer software depreciation expense was $177 million, $155 million, and $168 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2019, 2018, or 2017.

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

Concentration Risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. A percentage of the Company's unionized Employees, including its Flight Attendants, Customer Service Agents, Dispatchers, Flight Crew Training Instructors, and Meteorologists, which had contracts that became amendable on or before December 31, 2019, are in discussions on labor agreements. Those unionized Employee groups in discussions represent approximately 40 percent of the Company’s full-time equivalent Employees as of December 31, 2019.

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

As of December 31, 2019, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground the MAX aircraft, including the 34 MAX aircraft in the Company’s fleet. The MAX aircraft remains grounded and, based on continued uncertainty around the timing of the MAX return to service, the Company has removed the MAX from its flight schedule through June 6, 2020. Based on recent guidance from Boeing estimating that the ungrounding of the MAX will be mid-2020, the Company will likely extend MAX-related flight schedule adjustments further to provide operational reliability and dependable flight schedules for our Customers booking their summer travel. Further, MAX deliveries have remained suspended following the MAX groundings and Boeing is not currently manufacturing new MAX aircraft. The Company does not know whether, on what conditions, or when the MAX groundings will end. Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service.

The MAX groundings adversely affected operating results for the year ended December 31, 2019, and could have a material, adverse effect on the Company's operating results in future periods. A continued prolonged extension or permanent grounding of the MAX aircraft would require additional flight schedule adjustments and result in further delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice.

Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If the 737 MAX aircraft were to remain unavailable for the Company’s flight operations, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs, (ii) secure extensive regulatory approvals, and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive. See Note 16 for further information.

The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services and would, therefore, also be materially adversely impacted in the event of the unavailability of, inadequate support for, or a mechanical or regulatory issue associated with, engines and other parts.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements, which typically are for five to seven years, but none of which are more than ten years in length. Some of these agreements automatically renew on an annual basis, unless either party objects to such extension. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

2. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On August 29, 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software. This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to (i) capitalize as assets and amortize over the term of the hosting arrangement or (ii) expense as incurred. This new standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company will be adopting this ASU prospectively as of January 1, 2020. The adoption of the new standard will impact the presentation of these costs as prepaid assets (versus Property and equipment under the existing guidance), however the impacts are not expected to be material.

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company will be adopting this ASU as of January 1, 2020. While the Company is still evaluating this new standard, it does not expect it to have a significant impact on its financial statement disclosures. See Note 11 for further information on the Company's fair value measurements.

On August 28, 2017, the FASB issued the New Hedging Standard. The New Hedging Standard amended the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The New Hedging Standard also simplified the application of hedge accounting in certain situations. The New Hedging Standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted in any interim or annual period. The Company elected to early adopt the New Hedging Standard as of January 1, 2018, utilizing a modified retrospective approach, as required. The most significant impacts of the New Hedging Standard on the Company's accounting were the elimination of the requirement to separately measure and record ineffectiveness for all cash flow hedges in a hedging relationship, as well as a change in classification of premium expense associated with option contracts. Such premium expense for the Company's fuel hedges was previously reflected as a component of Other (gains) losses, net, in the Consolidated Statement of Income, but under the New Hedging Standard is reflected as a component of the line item to which the hedge relates, which is Fuel and oil expense. As such, premium expense for the year ended December 31, 2017, was reclassified in order to be comparative with current period results in the accompanying Consolidated Statement of Income. The impact of the cumulative effect of the adjustment to move the reporting of ineffectiveness as of January 1, 2018, to AOCI from Retained earnings, was a $20 million loss, net of taxes. The adoption and resulting reclassification had no impact on the Company's Net income, earnings per share, or cash flows. As a result of the adoption of the New Hedging Standard, however, the Company incurred no gains or losses due to ineffectiveness in Other (gains) losses, net, in the Consolidated Statement of Income, during 2018.

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

In addition, the New Lease Standard eliminated the previous build-to-suit lease accounting guidance and resulted in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period, including the related deferred taxes. However, given the Company's guarantee associated with the bonds issued to fund the Dallas Love Field Modernization Program (the "LFMP"), the remaining debt service amount as of the adoption date was considered a minimum rental payment under the New Lease Standard, and therefore was recorded as a lease liability with a corresponding right-of-use asset on the Consolidated Balance Sheet that will be reduced through debt service payments made in 2019 and beyond. See Note 7 for disclosures related to the New Lease Standard, and Note 4 for further information on the Company’s build-to-suit projects.

The following table provides the Consolidated Balance Sheet impact of applying the New Lease Standard effective as of January 1, 2019. The impact to the Company's results of operations and cash flows was not significant:

	Balance as of January 1, 2019
(in millions)	Balances removed under prior accounting	Balances added under New Lease Standard	Net impact of New Lease Standard
Prepaid expenses and other current assets	$1	$—	$(1)
Flight equipment	—	(110)	(110)
Assets constructed for others	1,669	—	(1,669)
Less allowance for depreciation and amortization	(166)	(2)	164
Operating lease right-of-use assets	—	1,466	1,466
Other assets	121	—	(121)
Total assets	$1,625	$1,354	$(271)

Accounts payable	$8	$—	$(8)
Accrued liabilities	37	—	(37)
Current operating lease liabilities	—	355	355
Current maturities of long-term debt	—	(14)	(14)
Long-term debt less current maturities	—	(96)	(96)
Deferred income taxes	(17)	—	17
Construction obligation	1,602	—	(1,602)
Noncurrent operating lease liabilities	—	1,119	1,119
Other noncurrent liabilities	60	—	(60)
Retained earnings	(65)	(10)	55
Total liabilities and stockholders' equity	$1,625	$1,354	$(271)

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts):

	Year ended December 31,
	2019	2018	2017
NUMERATOR:
Net income	$2,300	$2,465	$3,357

DENOMINATOR:
Weighted-average shares outstanding, basic	538	573	601
Dilutive effect of restricted stock units	1	1	2
Adjusted weighted-average shares outstanding, diluted	539	574	603

NET INCOME PER SHARE:
Basic	$4.28	$4.30	$5.58
Diluted	$4.27	$4.29	$5.57

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 6), and lease arrangements (see Note 7). During the year ended December 31, 2019, the Company leased three new 737 MAX 8 aircraft. The Company has firm orders in place with Boeing for 219 737 MAX 8 aircraft and 30 737 MAX 7 aircraft, as well as options for 115 737 MAX 8 aircraft as of December 31, 2019. All 34 of the Company's Boeing 737 MAX 8 aircraft have remained grounded since March 13, 2019, upon the FAA emergency order for all U.S. airlines to ground all MAX aircraft. See Note 16 to the Consolidated Financial Statements for further information. In addition, MAX deliveries were suspended as of March 13, 2019, and the timeline of future deliveries is uncertain. The FAA will ultimately determine the timing of MAX return to service, and the Company therefore offers no assurances that current estimations and timelines are correct. Based on the Company's current contractual obligations and shifting 40 MAX aircraft originally scheduled for delivery in 2019 into 2020 and one into 2021, the Company's capital commitments associated with these contractual firm orders and additional aircraft are as follows: $2.1 billion in 2020, $1.7 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, $1.9 billion in 2024, and $1.5 billion thereafter.

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

Fort Lauderdale-Hollywood International Airport
In December 2013, the Company entered into an agreement with Broward County, Florida, which owns and operates Fort Lauderdale-Hollywood International Airport ("FLL"), to oversee and manage the design and construction of the airport's Terminal 1 Modernization Project. In addition to significant improvements to the existing Terminal 1, the project included the design and construction of a new five-gate Concourse A with an international processing facility. Funding for the project came directly from Broward County aviation sources, but flowed through the Company in its capacity as manager of the project. Construction of Concourse A was completed during second quarter 2017, and construction on Terminal 1 was substantially complete and operational as of the end of third quarter 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the FLL related Assets constructed for others ("ACFO") and Construction obligation within the Consolidated Balance Sheet as of January 1, 2019.

Los Angeles International Airport
In March 2013, the Company executed a lease agreement (the "T1 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1 Lease, which was amended in June 2014 and September 2017, the Company oversaw and managed the design, development, financing, construction, and commissioning of the airport's Terminal 1 Modernization Project. Construction on the Terminal 1 Modernization Project began during 2014 and was substantially complete and operational during fourth quarter 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the LAX T1 Lease related ACFO and Construction obligation within the Consolidated Balance Sheet as of January 1, 2019.

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

Funding for the Terminal 1.5 Project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the T1.5 Lease. As of December 31, 2019, the Company's outstanding guaranteed obligation under the credit facility for the Terminal 1.5 Project was $176 million.

Dallas Love Field

During 2008, the City of Dallas approved the LFMP, a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or the "LFAMC," a Texas non-profit "local government corporation" established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project. Major construction was effectively completed in 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects, which were effectively completed in 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the LFMP Terminal related ACFO and Construction obligation within the Consolidated Balance Sheet as of January 1, 2019.

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on $456 million of such bonds issued by the LFAMC. As of December 31, 2019, $407 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $444 million as of December 31, 2019, and was reflected as part of the Company's operating lease right-of-use assets and lease obligations in the Consolidated Balance Sheet. See Notes 2 and 7 for further information.

During 2015, the City of Dallas issued additional bonds for the construction of a new parking garage at Dallas Love Field, which was completed and operational in fourth quarter 2018. As construction was completed prior to adoption of the New Lease Standard, the Company derecognized the LFMP Parking Garage related ACFO and Construction obligation within the Consolidated Balance Sheet as of January 1, 2019. The Company has not guaranteed the principal or interest payments on these bonds.

Construction costs recorded in ACFO for the Company's various projects as of December 31, 2019, and December 31, 2018, were as follows:

		December 31, 2019			December 31, 2018
(in millions)		ACFO	ACFO, Net (a)	Construction Obligation	ACFO	ACFO, Net (a)	Construction Obligation
FLL Terminal		$—	$—	$—	$313	$304	$308
LAX Terminal 1		—	—	—	485	459	476
LAX Terminal 1.5	(b)	164	164	164	99	99	99
LFMP Terminal		—	—	—	545	460	502
LFMP Parking Garage		—	—	—	200	200	200
HOU International Terminal	(c)	—	—	—	126	115	116
		$164	$164	$164	$1,768	$1,637	$1,701
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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2019, 2018, and 2017:

	Year ended December 31,
(in millions)	2019	2018	2017
Passenger non-loyalty	$17,578	$17,506	$16,934
Passenger loyalty - air transportation	2,487	2,307	2,263
Passenger ancillary sold separately	711	642	566
Total passenger revenues	$20,776	$20,455	$19,763

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

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include the following:

•
Allocation of Passenger Revenue - Revenues from Passengers, related to travel, who also earn Rapid Rewards Points have been allocated between flight (recognized as revenue when transportation is provided) and Rapid Rewards Points (deferred until points are redeemed) based on each obligation’s relative standalone selling price. The Company utilizes historical earning patterns to assist in this allocation.

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

For points that are expected to remain unused, the Company recognizes spoilage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company utilizes historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for points sold to business partners and earned through flight. The Company continues to evaluate expected spoilage annually and applies appropriate adjustments in the fourth quarter of each year, or other times, if changes in Customer behavior are detected. Changes to spoilage estimates impact revenue recognition prospectively. Due to the size of the Company’s liability for loyalty benefits, changes in Customer behavior and/or expected future redemption patterns could result in significant variations in Passenger revenue.

The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the two performance obligations identified in the Agreement, which have been characterized as a transportation component and a marketing component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Agreement. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, and the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase.

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

As of the years ended December 31, 2019 and 2018, the components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2019	December 31, 2018
Air traffic liability - passenger travel and ancillary passenger services	$2,125	$2,059
Air traffic liability - loyalty program	3,385	3,011
Total Air traffic liability	$5,510	$5,070

The balance in Air traffic liability – passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. These performance obligations are expected to have a duration of twelve months or less; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets. Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability – noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. The Company expects the majority of loyalty points to be redeemed within two years. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2019 and 2018 were as follows (in millions):

	Year ended December 31,
	2019	2018
Air traffic liability - loyalty program - beginning balance	$3,011	$2,667
Amounts deferred associated with points awarded	2,941	2,717
Revenue recognized from points redeemed - Passenger	(2,487)	(2,307)
Revenue recognized from points redeemed - Other	(80)	(66)
Air traffic liability - loyalty program - ending balance	$3,385	$3,011

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2019 and 2018 were as follows (in millions):

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	21,296
Revenue from amounts included in contract liability opening balances	(3,816)
Revenue from current period sales	(17,040)
Balance at December 31, 2019	$5,510

Air traffic liability
Balance at December 31, 2017	$4,565
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	21,026
Revenue from amounts included in contract liability opening balances	(3,479)
Revenue from current period sales	(17,042)
Balance at December 31, 2018	$5,070

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2019, 2018, and 2017 the Company recognized $1.3 billion, $1.1 billion, and $1.0 billion, respectively.

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

6. LONG-TERM DEBT

(in millions)	December 31, 2019	December 31, 2018
2.75% Notes due November 2019	$—	$300
Term Loan Agreement payable through May 2019 - 6.315%	—	23
Term Loan Agreement payable through July 2019 - 4.84%	—	10
2.65% Notes due 2020	500	492
Term Loan Agreement payable through 2020 - 5.223%	134	187
737 Aircraft Notes payable through 2020	20	67
2.75% Notes due 2022	300	300
Pass Through Certificates due 2022 - 6.24%	197	250
Term Loan Agreement payable through 2026 - 3.03%	178	197
3.00% Notes due 2026	300	300
3.45% Notes due 2027	300	300
7.375% Debentures due 2027	122	125
Finance leases	627	845
	$2,678	$3,396
Less current maturities	819	606
Less debt discount and issuance costs	13	19
	$1,846	$2,771

AirTran Holdings is party to aircraft purchase financing facilities, and as of December 31, 2019, three Boeing 737 aircraft remained that were financed under floating-rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. As of December 31, 2019, the weighted average interest rate was 3.49 percent. Principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2019, the remaining debt outstanding may be prepaid without penalty under all aircraft loans provided under such facilities. The remaining notes mature in 2020. As discussed further in Note 10, a portion of the above floating-rate debt has been effectively converted to a fixed rate via interest rate swap agreements which expire as the underlying notes mature.

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

During October 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan matures on October 31, 2026, and is repayable via semi-annual installments of principal that began on April 30, 2018. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 1.10 percent, which equates to a current rate of 3.03 percent, and interest is payable semi-annually in installments.

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

During November 2014, the Company issued $300 million senior unsecured notes due November 2019. The notes bore interest at 2.75 percent, payable semi-annually in arrears. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. The notes matured and were redeemed in full on November 6, 2019, utilizing available cash on hand.

On July 1, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $124 million, to be secured by mortgages on five of the Company’s 737-700 aircraft. The Company borrowed the full $124 million and secured this loan with the requisite five aircraft mortgages. The loan bore interest at a fixed rate of 4.84 percent. The loan matured and was paid out in full on July 1, 2019, utilizing available cash on hand.

On April 29, 2009, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $332 million, to be secured by mortgages on 14 of the Company’s 737-700 aircraft. The Company borrowed the full $332 million and secured the loan with the requisite 14 aircraft mortgages. The loan bore interest at the LIBO Rate (as defined in the term loan agreement) plus 3.30 percent. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 6.315 percent until maturity. The loan matured and was paid out in full on May 6, 2019, utilizing available cash on hand.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $148 million at December 31, 2019.

The Company has access to a $1.0 billion unsecured revolving credit facility expiring in August 2022. The revolving credit agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 100.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2019, the Company was in compliance with this covenant and there were no amounts outstanding under the revolving credit facility.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft, was $990 million at December 31, 2019. In addition, the Company has pledged a total of up to 12 of its Boeing 737-700 and 37 of its Boeing 737-800 aircraft at a net book value of $1.2 billion, in the case that it has obligations related to its fuel derivative instruments with counterparties that exceed certain thresholds. See Note 10 for further information on these collateral arrangements.

As of December 31, 2019, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest rate swap agreements, interest on finance leases, and amortization of purchase accounting adjustments) for the five-year period ending December 31, 2024, and thereafter, were $819 million in 2020, $170 million in 2021, $475 million in 2022, $103 million in 2023, $103 million in 2024, and $990 million thereafter.

7. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. The accounting for these leases follows the requirements of the New Lease Standard, which the Company adopted as of January 1, 2019. See Note 2 for further information.

As of December 31, 2019, the Company held aircraft leases with remaining terms ranging from one month to 12 years. The aircraft leases generally can be renewed for one to six years at rates based on fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material. On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease 88 AirTran Airways, Inc. Boeing 717-200 aircraft ("B717s") to Delta at agreed-upon lease rates. Three operating leases expired during 2018. Of the 85 B717s remaining at the beginning of 2019, ten owned B717s were sold in 2019. The proceeds from the sale, which were not material, were netted within Capital expenditures in the Consolidated Statement of Cash Flows. Excluding the eight aircraft for which operating leases expired during 2019, the following remained: 65 on operating leases and two on finance leases. The sublease terms for the 65 B717s on operating lease and the two B717s on finance lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which have remaining lease terms ranging from approximately one month to five years. The Company's future sublease income associated with the 65 B717s on operating lease as of December 31, 2019 was as follows: $78 million in 2020, $41 million in 2021, $17 million in 2022, $7 million in 2023, and $1 million in 2024. The two B717s classified by the Company as finance leases are accounted for as direct financing leases, and the remaining 65 subleases are accounted for as operating leases. There are no contingent payments and no significant residual value conditions associated with the transaction.

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have lease terms remaining ranging from one month to 27 years. Certain leases can be renewed from one to ten years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Due to the nature and variability of the rates, the majority of these leases are not recorded on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the New Lease Standard. The remaining lease terms range from two months to seven years. Certain leases can be renewed from six months to five years.

Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (net)	$1,349
Finance	Property and equipment (net of allowance for depreciation and amortization of $455)	779
Total lease assets		$2,128

Liabilities
Current
Operating	Current operating lease liabilities	$353
Finance	Current maturities of long-term debt	85
Noncurrent
Operating	Noncurrent operating lease liabilities	978
Finance	Long-term debt less current maturities	542
Total lease liabilities		$1,958

The components of lease costs, included in the Consolidated Statement of Comprehensive Income, were as follows:

(in millions)	Statement of Comprehensive Income location	Year ended December 31, 2019
Operating lease cost - aircraft (a)	Other operating expenses	$182
Operating lease cost - other	Landing fees and airport rentals, and Other operating expenses	89
Short-term lease cost	Other operating expenses	4
Variable lease cost	Landing fees and airport rentals, and Other operating expenses	1,377
Finance lease cost:
Amortization of lease liabilities	Depreciation and amortization	116
Interest on lease liabilities	Interest expense	26
Total net finance lease cost		$142
(a) Net of sublease income of $97 million for the year ended December 31, 2019.

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

(in millions)	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$379
Operating cash flows for finance leases	26
Financing cash flows for finance leases	85
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	230
Finance leases	1

As of December 31, 2019, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2020	$392	$107
2021	257	102
2022	141	98
2023	113	94
2024	92	90
Thereafter	661	230
Total lease payments	$1,656	$721
Less imputed interest	(325)	(94)
Total lease obligations	1,331	627
Less current obligations	(353)	(85)
Long-term lease obligations	$978	$542

The table below presents additional information related to the Company's leases as of December 31, 2019:

Weighted average remaining lease term
Operating leases	9 years
Finance leases	8 years

Weighted average discount rate
Operating leases (a)	3.7%
Finance leases	3.8%
(a) Upon adoption of the New Lease Standard, the incremental borrowing rate used for existing leases was established as of January 1, 2019.

As of December 31, 2019, the Company had additional operating lease commitments that had not yet commenced of approximately $543 million for 16 Boeing 737 MAX 8 aircraft contractually to be delivered in 2020, each with lease terms that range from eight to nine years.

Disclosures related to periods prior to the adoption of the New Lease Standard

As of December 31, 2018, the Company's fleet included 51 aircraft on operating lease and 72 aircraft on capital lease. Amounts applicable to these aircraft on capital lease that were included in property and equipment were $1.3 billion for flight equipment and $304 million in accumulated amortization.

Total rental expense for operating leases, both aircraft and other, charged to operations in 2018 and 2017 was $935 million and $939 million, respectively. The majority of the Company’s terminal operations space, as well as 124 aircraft, including 73 B717s subleased to Delta, were under operating leases at December 31, 2018. For aircraft operating leases and for terminal operating leases and other real estate leases, expense is recorded on a straight–line basis and included in Other operating expenses and in Landing fees and airport rentals, respectively, in the Consolidated Statement of Income. The majority of the Company’s terminal operations space payments are considered variable, and thus excluded from the Company’s disclosures of future minimum lease payments. Future minimum lease payments under capital leases and noncancelable operating leases and rentals to be received under subleases with initial or remaining terms in excess of one year at December 31, 2018, were:

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

In 2017, the Company recorded a charge of $63 million, within Other operating expenses in the accompanying Consolidated Statement of Income, related to the leased portion of the Classic fleet, representing the remaining net lease payments due and certain lease return requirements that could have to be performed on these leased aircraft prior to their return to the lessors, as of the cease-use date. As of December 31, 2018, the remaining amounts associated with the cease-use liability had been paid in full.

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. At December 31, 2019, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 27 million shares had not been granted) through various share-based compensation arrangements. See Note 9 to the Consolidated Financial Statements for information regarding the Company's equity plans.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2019, 2018, and 2017, reflects share-based compensation expense of $55 million, $46 million, and $37 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2019, 2018, and 2017, was not material. As of December 31, 2019, there was $64 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all unvested awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which has been approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2019, 2018, and 2017. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. The PBRSUs granted in February 2017 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, before taxes and excluding special items, for the defined performance period and are also subject generally to the individual’s continued employment or service. The PBRSUs granted in January 2018 and January 2019 are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, after taxes and excluding special items, for the defined performance period and are also subject generally to the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Return on Invested Capital performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2016	1,439		$36.52
Granted	717	(a)	52.73
Vested	(806)		30.23
Surrendered	(56)		43.86
Outstanding December 31, 2017	1,294		45.32
Granted	782	(b)	60.80
Vested	(670)		45.11
Surrendered	(64)		47.05
Outstanding December 31, 2018, Unvested	1,342		52.56
Granted	994	(c)	57.49
Vested	(744)		42.42
Surrendered	(47)		57.72
Outstanding December 31, 2019, Unvested	1,545		57.65

(a) Includes 235 thousand PBRSUs
(b) Includes 308 thousand PBRSUs
(c) Includes 387 thousand PBRSUs

In addition, the Company granted approximately 31 thousand shares of unrestricted stock at a weighted average grant price of $52.01 in 2019, approximately 28 thousand shares at a weighted average grant price of $53.01 in 2018, and approximately 26 thousand shares at a weighted average grant price of $57.04 in 2017, to members of its Board of Directors.

A remaining balance of up to 20 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 7 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

The following table provides information about the Company’s ESPP activity during 2019, 2018, and 2017:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2017	544	$50.13	$5.57
December 31, 2018	661	$50.73	$5.64
December 31, 2019	821	$47.60	$5.29
(a) The weighted-average fair value of each purchase right under the ESPP granted is equal to a ten percent discount from the market value of the Common Stock at the end of each monthly purchase period.

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

For 2019, the Company had fuel derivative instruments in place for up to 73 percent of its fuel consumption. As of December 31, 2019, the Company also had fuel derivative instruments in place to provide coverage at varying price levels, but up to a maximum of approximately 59 percent of its 2020 estimated fuel consumption, depending on where market prices settle. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	December 31, 2019	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2019
2020	1,301	WTI crude oil, Brent crude oil, and Heating oil
2021	1,169	WTI crude and Brent crude oil
2022	603	WTI crude and Brent crude oil
Beyond 2022	32	WTI crude oil
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

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations occur during 2019, 2018, or 2017.
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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$48	$43	$—	$—
Fuel derivative contracts (gross)	Other assets	62	95	—	—
Interest rate derivative contracts	Other assets	2	—	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	5	2
Interest rate derivative contracts	Other noncurrent liabilities	—	—	1	12
Total derivatives designated as hedges		$112	$138	$6	$14
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	December 31,		December 31,
(in millions)	2019	2018	2019	2018
Current maturities of long-term debt	$500	$—	$—	$—
Long-term debt less current maturities	—	791	19	11
	$500	$791	$19	$11
(a) At December 31, 2019 and 2018, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $19 million and $20 million, respectively.

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2019	2018
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$10	$—
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	15	—

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2019				December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$48	$(10)	$38		$43	$—	$43
Fuel derivative contracts	Other assets	$62	$(15)	$47	(a)	$95	$—	$95	(a)
Interest rate derivative contracts	Other assets	$2	$—	$2	(a)	$—	$—	$—	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2019				December 31, 2018
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$10	$(10)	$—		$—	$—	$—
Fuel derivative contracts	Other assets	$15	$(15)	$—	(a)	$—	$—	$—	(a)
Interest rate derivative contracts	Accrued liabilities	$5	$—	$5		$2	$—	$2
Interest rate derivative contracts	Other noncurrent liabilities	$1	$—	$1		$12	$—	$12

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the year ended December 31, 2019 and 2018:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Year ended December 31, 2019		Year ended December 31, 2018
(in millions)	Fuel and oil	Interest expense	Fuel and oil	Interest expense
Total	$48	$29	$(33)	$37

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	48	—	(33)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	5	—	6

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	22	—	23
Derivatives designated as hedging instruments	—	2	—	8

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2019	2018
Fuel derivative contracts	$90	$1
Interest rate derivatives	29	(1)
Total	$119	$—

Derivatives not designated as hedges
	(Gain) loss
	recognized in income on
	derivatives
	Year ended		Location of (gain) loss
	December 31,		recognized in income
(in millions)	2019	2018	on derivatives
Interest rate derivatives	$—	$(2)	Interest Expense

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2019, 2018, and 2017 of $95 million, $135 million, and $136 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the Consolidated Statement of Income during the period the contracts settle.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2019, recorded in AOCI, were approximately $36 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2019.

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

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a net liability of $4 million are fair value hedges, cash flow hedges, and interest rate derivatives not utilizing hedge accounting, and are classified as components of Other assets, Accrued liabilities, and Other noncurrent liabilities. The corresponding adjustment related to the net liability associated with the Company’s cash flow hedges is to AOCI, fair value hedges is to the carrying value of the long-term debt, and interest rate derivatives not utilizing hedge accounting is to Interest expense. See Note 12.

The Company has a fixed-to-floating interest rate swap agreement in place associated with its $500 million 2.65 percent Notes due 2020 that is accounted for as a fair value hedge. As a result of the fixed-to-floating interest rate swap agreement in place, the average floating rate recognized during 2019 was approximately 3.01 percent on the $500 million Notes.

The Company has a floating-to-fixed interest rate swap agreement associated with its $600 million floating-rate term loan agreement due 2020 that is accounted for as a cash flow hedge. The interest rate hedge has fixed the interest rate on the $600 million floating-rate term loan agreement at 5.223 percent until maturity.

There are also two interest rate swap agreements, which convert a portion of AirTran Holdings' floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire in 2020, AirTran Holdings pays fixed rates between 4.35 percent and 4.50 percent and receives either three-month or six-month LIBOR on the notional values. The notional amount of outstanding debt related to interest rate swaps as of December 31, 2019, was $13 million. The mark-to-market impact associated with these hedges for all periods presented was not material.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2019, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits, letters of credit, and/or pledged aircraft are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral in its discretion. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2019, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	Other(a)	Total
Fair value of fuel derivatives	$22	$16	$36	$12	$8	$16	$110
Cash collateral held from CP	25	—	—	—	—	—	25
Aircraft collateral pledged to CP	—	—	—	—	—	—	—
Letters of credit (LC)	—	—	—	—	—	—	—
Option to substitute LC for aircraft	(200) to (600)(b)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(c)	(125) to (150) or >(550)(d)	(d)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	(75) to (150) or >(550)(e)	(125) to (150) or >(550)(e)	>(40)
Cash is received from CP	>0(e)	>150(e)	>250(e)	>125(e)	>100(e)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)(f)	N/A	(150) to (550)(c)	(150) to (550)(c)	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(g)	(0) to (150) or >(550)	(0) to (150) or >(550)	(g)
Cash is received from CP	(g)	(g)	(g)	(g)	(g)
Aircraft or cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A

(a) Individual counterparties with fair value of fuel derivatives <$7 million.
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

As of December 31, 2019, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019, and December 31, 2018:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,999	$1,999	$—	$—
Commercial paper	535	—	535	—
Certificates of deposit	14	—	14	—
Short-term investments:
Treasury bills	1,196	1,196	—	—
Certificates of deposit	268	—	268	—
Time deposits	60	—	60	—
Interest rate derivatives (see Note 10)	2	—	2	—
Fuel derivatives:
Option contracts (b)	110	—	—	110
Other available-for-sale securities	197	197	—	—
Total assets	$4,381	$3,392	$879	$110
Liabilities
Interest rate derivatives (see Note 10)	$(6)	$—	$(6)	$—

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 10.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,392	$1,392	$—	$—
Commercial paper	454	—	454	—
Certificates of deposit	8	—	8	—
Short-term investments:
Treasury bills	1,582	1,582	—	—
Certificates of deposit	228	—	228	—
Time deposits	25	—	25	—
Fuel derivatives:
Option contracts (b)	138	—	—	138
Other available-for-sale securities	127	127	—	—
Total assets	$3,954	$3,101	$715	$138
Liabilities
Interest rate derivatives (see Note 10)	$(14)	$—	$(14)	$—

(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as a net asset. See Note 10.

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2019 or 2018. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2019 and 2018:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2018	$138
Total losses (realized or unrealized) included in other comprehensive income	(112)
Purchases	133	(a)
Sales	(2)	(a)
Settlements	(47)
Balance at December 31, 2019	$110

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2017	$248
Total losses (realized or unrealized) included in other comprehensive income	(1)
Purchases	66	(a)
Sales	(4)	(a)
Settlements	(171)
Balance at December 31, 2018	$138

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

The following table presents a range of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2019:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range
Fuel derivatives	Option model	Implied volatility	2020	13-34%
			2021	17-23%
			2022	17-19%
			Beyond 2022	18-19%

The carrying amounts and estimated fair values of the Company’s long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2019, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under three of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.65% Notes due 2020	$500	$503	Level 2
Term Loan Agreement payable through 2020 - 5.223%	134	134	Level 3
737 Aircraft Notes payable through 2020	20	20	Level 3
2.75% Notes due 2022	300	304	Level 2
Pass Through Certificates due 2022 - 6.24%	197	208	Level 2
Term Loan Agreement payable through 2026 - 3.03%	178	178	Level 3
3.00% Notes due 2026	300	308	Level 2
3.45% Notes due 2027	300	317	Level 2
7.375% Debentures due 2027	122	150	Level 2

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2019 and 2018:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$3	$(7)	$(9)	$33	$(8)	$12
ASU 2017-12 adoption adjustment (a)	(26)	—	—	—	6	(20)
ASU 2018-02 stranded AOCI adoption adjustment (b)	—	—	—	—	2	2
Changes in fair value	—	1	67	(8)	(14)	46
Reclassification to earnings	(33)	6	—	—	7	(20)
Balance at December 31, 2018	$(56)	$—	$58	$25	$(7)	$20
Changes in fair value	(117)	(38)	(38)	34	37	(122)
Reclassification to earnings	48	5	—	—	(12)	41
Balance at December 31, 2019	$(125)	$(33)	$20	$59	$18	$(61)

(a) The Company adopted the New Hedging Standard as of January 1, 2018. See Note 2 for further information on this adoption.
(b) The Company adopted the Reclassification of Certain Tax Effects from AOCI as of January 1, 2018, which allowed the Company to reclassify to Retained earnings any tax effects stranded in AOCI as a result of the Tax Cuts and Jobs Act enacted in December 2017.

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2019:

Year ended December 31, 2019
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$48	Fuel and oil expense
	11	Less: Tax expense
	$37	Net of tax
Unrealized loss on interest rate derivative instruments	$5	Interest expense
	1	Less: Tax expense
	$4	Net of tax

Total reclassifications for the period	$41	Net of tax

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

Amounts associated with the Company's defined contribution plans expensed in 2019, 2018, and 2017, reflected as a component of Salaries, wages, and benefits, were $1.2 billion, $1.0 billion, and $1.0 billion, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation ("APBO") for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018
APBO at beginning of period	$232	$275
Service cost	17	18
Interest cost	10	9
Benefits paid	(9)	(5)
Actuarial (gain)/loss	38	(69)
Plan amendments	—	4
APBO at end of period	$288	$232

During 2019, the Company recorded a $38 million actuarial loss as an increase to the APBO with an offset to AOCI. This actuarial loss is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial loss was the change in the discount rate used.

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $9 million in 2020, $10 million in 2021, $12 million in 2022, $13 million in 2023, $15 million in 2024, and $107 million for the next five years thereafter.

The funded status (the difference between the fair value of plan assets and the projected benefit obligations) of the Company’s consolidated benefit plans are recognized in the Consolidated Balance Sheet, with a corresponding adjustment to AOCI. The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2019 and 2018.

(in millions)	2019	2018
Funded status	$(288)	$(232)
Unrecognized net actuarial gain	(24)	(64)
Unrecognized prior service cost	4	5
Accumulated other comprehensive income	20	59
Cost recognized on Consolidated Balance Sheet	$(288)	$(232)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2019, 2018, and 2017, included the following:

(in millions)	2019	2018	2017
Service cost	$17	$18	$18
Interest cost	10	9	11
Amortization of prior service cost	1	3	3
Amortization of net gain	(2)	—	—
Net periodic postretirement benefit cost	$26	$30	$32

Service cost is recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income. Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2019, 2018, and 2017:

	2019	2018	2017
Weighted-average discount rate	3.30%	4.35%	3.65%
Assumed healthcare cost trend rate (a)	7.13%	7.13%	7.08%

(a)	The assumed healthcare cost trend rate is expected to be 6.79% for 2020, then decline gradually to 5.19% by 2027 and remain level thereafter.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate decreased during 2019 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2019 and 2018, are as follows:

(in millions)	2019	2018
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,096	$3,395
Operating lease right-of-use assets	293	—
Other	93	92
Total deferred tax liabilities	3,482	3,487
DEFERRED TAX ASSETS:
Construction obligation	38	355
Accrued employee benefits	346	329
Rapid rewards loyalty liability	305	267
Operating lease liabilities	308	—
Other	121	109
Total deferred tax assets	1,118	1,060
Net deferred tax liability	$2,364	$2,427

The provision (benefit) for income taxes is composed of the following:

(in millions)	2019	2018	2017
CURRENT:
Federal	$610	$338	$904
State	102	60	72
Total current	712	398	976
DEFERRED:
Federal	(18)	299	200
State	(6)	2	2
Change in federal statutory tax rate (a)	(31)	—	(1,270)
Total deferred	(55)	301	(1,068)
	$657	$699	$(92)

(a) The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent.

The effective tax rate on income before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2019	2018	2017
Tax at statutory U.S. tax rates	$621	$664	$1,143
State income taxes, net of federal benefit	76	49	50
Change in federal statutory tax rate (a)	(31)	—	(1,270)
Other, net	(9)	(14)	(15)
Total income tax provision (benefit)	$657	$699	$(92)

(a) The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent.

The only periods subject to examination for the Company’s federal tax return are the 2018 and 2019 tax years. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

15. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2019	December 31, 2018
Trade receivables	$53	$57
Credit card receivables	112	107
Business partners and other suppliers	779	319
Income tax receivable	87	22
Other	55	63
Accounts and other receivables	$1,086	$568

(in millions)	December 31, 2019	December 31, 2018
Derivative contracts	$49	$95
Intangible assets, net	296	400
Finance lease receivable	—	61
Other	232	164
Other assets	$577	$720

(in millions)	December 31, 2019	December 31, 2018
Accounts payable trade	$304	$263
Salaries payable	231	216
Taxes payable excluding income taxes	227	220
Aircraft maintenance payable	162	69
Fuel payable	129	122
Other payable	521	526
Accounts payable	$1,574	$1,416

(in millions)	December 31, 2019	December 31, 2018
Profitsharing and savings plans	$695	$580
Vacation pay	434	403
Health	120	107
Workers compensation	166	166
Property and income taxes	79	68
Other	255	425
Accrued liabilities	$1,749	$1,749

(in millions)	December 31, 2019	December 31, 2018
Postretirement obligation	$288	$232
Other deferred compensation	313	247
Other	105	171
Other noncurrent liabilities	$706	$650

For further information on supplier receivables, see Note 16. For further information on fuel derivative and interest rate derivative contracts, see Note 10.

Other Operating Expenses

Other operating expenses consist of distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

16.    BOEING 737 MAX AIRCRAFT GROUNDING

On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground all Boeing MAX aircraft. The Company immediately complied with the order and grounded all 34 MAX aircraft in its fleet. The Company will continue to monitor the situation and any potential future accounting implications that arise. The most significant financial impacts of this grounding to the Company thus far have been lost revenues, operating income, and operating cash flows, and delayed capital expenditures, directly associated with its grounded MAX fleet and other new aircraft that have not been able to be delivered. In July 2019, the Boeing Company announced a $4.9 billion after-tax charge for "potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding." In January 2020, the Boeing Company announced an additional pre-tax charge of $2.6 billion related to "estimated potential concessions and other considerations to customers related to the 737 MAX grounding."

During fourth quarter 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but are intended to provide for a substantial portion of the Company’s financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet, plus the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during fourth quarter or the year ended December 31, 2019. Amounts received in cash from Boeing are reflected within Investing Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2019. Amounts agreed to but not yet received are recorded within Accounts and Other Receivables and are also reflected as a Supplemental Noncash Transaction in the Consolidated Statement of Cash Flows. Approximately $86 million of the amount agreed to has been allocated as a reduction of Flight equipment (for aircraft already in the Company's MAX fleet) and the remainder has been reflected as a reduction of Deposits on flight equipment purchase contracts, within the Consolidated Balance Sheet as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 3, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its leases in 2019 due to the modified retrospective adoption of ASU 2016-02, Leases (Topic 842), and the Company changed its method of accounting for financial derivative instruments in 2018 due to the modified retrospective adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Southwest Rapid Rewards loyalty program spoilage
Description of the Matter
As explained in Notes 1 and 5 to the consolidated financial statements, the Company recognizes revenue associated with award flights taken by Southwest Rapid Rewards loyalty program members upon the redemption of loyalty points. The Company estimates the portion of loyalty points that will not be redeemed (spoilage) in estimating the revenue to recognize each period. The Company uses a predictive statistical model that considers the member’s past behavior, as well as several other factors related to the member’s account that management believes are expected to be indicative of the likelihood of future point redemption, to estimate the amount of spoilage. These factors include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program.
Auditing the Company’s estimate of spoilage for loyalty points requires significant judgment due to the complexity of the predictive statistical model and the subjectivity related to the assumptions that are used by management to estimate the likelihood of a member’s future point redemption. Additionally, due to the magnitude of the Company’s liability for loyalty benefits, changes in customer behavior and/or expected future redemption patterns could result in significant variations in the amount of passenger revenue recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the spoilage estimate, including the statistical model, significant underlying assumptions selected by management and the data inputs used in the statistical model.
To test the Company’s use of the predictive statistical model, among other procedures, we involved our internal specialists to assist in our evaluation of the Company’s methodology and the predictive factors described above. Our internal specialists also performed corroborative calculations of the resulting estimated spoilage rates. Additionally, we tested the completeness and accuracy of the data used in the predictive statistical model.

Valuation of financial derivative instruments
Description of the Matter
As explained in Notes 1, 10, and 11 to the financial statements, the Company’s fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange and require the Company to estimate their fair values. The fair value of fuel derivative option contracts are determined using option pricing models with inputs about commodity prices, strike prices, risk-free interest rates, term to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3 fair value measures. The Company analyzes volatility information for reasonableness and compares it to similar information received from external sources. The fair value of the option contracts considers both the intrinsic value and any remaining time value associated with the derivatives that have not settled. Auditing the fair value measurement of fuel option contracts is complex and requires significant judgment in order to evaluate the application of the option pricing model and evaluating the unobservable input of implied volatility used in the fair value measurement of the Company’s fuel option contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate the fair value of fuel option derivative contracts, including controls that related to the volatility input.
Among other procedures, we involved internal valuation specialists to assist in the testing of the significant inputs in the option pricing model by comparing the market data inputs, including volatility, to external sources. With the support of our specialists, we also tested the application of and the computational accuracy of the option pricing model by performing independent corroborative calculations. Additionally, we compared the Company’s fuel option contract valuations to the counterparty valuations, which were independently obtained as part of our audit procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.

Dallas, Texas
February 3, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 3, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 3, 2020

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2019
Operating revenues	$5,149	$5,909	$5,639	$5,729
Operating income	505	968	819	665
Income before income taxes	504	968	819	666
Net income	387	741	659	514	(a)
Net income per share, basic	0.70	1.37	1.24	0.98	(a)
Net income per share, diluted	0.70	1.37	1.23	0.98	(a)

	March 31	June 30	Sept. 30	Dec. 31
2018
Operating revenues	$4,944	$5,742	$5,575	$5,704
Operating income	616	972	798	820
Income before income taxes	602	960	786	817
Net income	463	733	615	654
Net income per share, basic	0.79	1.27	1.08	1.17
Net income per share, diluted	0.79	1.27	1.08	1.17

(a) In addition to the ongoing impact of the Boeing 737 MAX aircraft ("MAX") grounding that impacted all four quarters of 2019, fourth quarter 2019 also included the impact of the pre-tax $124 million discretionary, special profitsharing award accrual authorized by the Company's Board of Directors during fourth quarter 2019 for compensation received from Boeing related to the Company's estimated 2019 financial damages related to the grounding of the Boeing 737 MAX. See Note 16 to the Consolidated Financial Statements for further information on the MAX groundings. The impact of this accrual resulted in a decrease to Net income of approximately $97 million and reduced Basic and Diluted net income per share by approximately $.18 for the fourth quarter 2019.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,545,172	(1)	$—	(2)	27,426,634	(3)
Equity Compensation Plans not Approved by Security Holders	1,800		$9.00		—
Total	1,546,972		$—	(2)	27,426,634

(1)	Restricted share units settleable in shares of the Company’s common stock.

(2)	Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.

(3)
Of these shares, (i) 7,348,212 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 20,078,422 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,152,529 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.5	Description of Common Stock.

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

10.16
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 2 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259));  Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 4 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 6 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 7 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-KLK-0059R3 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 8 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 9 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)); Supplemental Agreement No. 10 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-LA-1808800 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-7259)) (1)

10.16 (a)	Supplemental Agreement No. 11 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.17	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

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

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

(2)	Management contract or compensatory plan or arrangement.

(3)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
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

SOUTHWEST AIRLINES CO.

February 3, 2020	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 3, 2020, on behalf of the registrant and in the capacities indicated.

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