Form 10-Q
period 2020-03-31
SOUTHWEST AIRLINES CO
filed 2020-04-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Number of shares of Common Stock outstanding as of the close of business on April 24, 2020: 508,885,530

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019
Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2020 and 2019
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,940	$2,548
Short-term investments	1,605	1,524
Accounts and other receivables	709	1,086
Inventories of parts and supplies, at cost	518	529
Prepaid expenses and other current assets	256	287
Total current assets	7,028	5,974

Property and equipment, at cost:
Flight equipment	21,580	21,629
Ground property and equipment	5,818	5,672
Deposits on flight equipment purchase contracts	305	248
Assets constructed for others	198	164
	27,901	27,713
Less allowance for depreciation and amortization	10,912	10,688
	16,989	17,025
Goodwill	970	970
Operating lease right-of-use assets	1,278	1,349
Other assets	620	577
	$26,885	$25,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,043	$1,574
Accrued liabilities	1,037	1,749
Current operating lease liabilities	330	353
Air traffic liability	5,036	4,457
Current maturities of long-term debt	2,795	819
Total current liabilities	10,241	8,952

Long-term debt less current maturities	2,288	1,846
Air traffic liability - noncurrent	1,175	1,053
Deferred income taxes	2,278	2,364
Construction obligation	198	164
Noncurrent operating lease liabilities	936	978
Other noncurrent liabilities	694	706
Stockholders' equity:
Common stock	808	808
Capital in excess of par value	1,582	1,581
Retained earnings	17,757	17,945
Accumulated other comprehensive loss	(186)	(61)
Treasury stock, at cost	(10,886)	(10,441)
Total stockholders' equity	9,075	9,832
	$26,885	$25,895
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2020	2019
OPERATING REVENUES:
Passenger	$3,845	$4,745
Freight	39	42
Other	350	362
Total operating revenues	4,234	5,149

OPERATING EXPENSES:
Salaries, wages, and benefits	1,854	1,976
Fuel and oil	870	1,015
Maintenance materials and repairs	272	293
Landing fees and airport rentals	339	333
Depreciation and amortization	311	297
Other operating expenses	698	730
Total operating expenses	4,344	4,644

OPERATING INCOME (LOSS)	(110)	505

OTHER EXPENSES (INCOME):
Interest expense	28	31
Capitalized interest	(5)	(9)
Interest income	(17)	(23)
Other (gains) losses, net	28	2
Total other expenses (income)	34	1

INCOME (LOSS) BEFORE INCOME TAXES	(144)	504
PROVISION FOR INCOME TAXES	(50)	117

NET INCOME (LOSS)	$(94)	$387

NET INCOME (LOSS) PER SHARE, BASIC	$(0.18)	$0.70

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.18)	$0.70

COMPREHENSIVE INCOME (LOSS)	$(219)	$463

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	515	551
Diluted	515	552
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Quarter ended March 31, 2020
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	6	(2)
Share-based compensation	—	9	—	—	—	9
Cash dividends, $.180 per share	—	—	(94)	—	—	(94)
Comprehensive loss	—	—	(94)	(125)	—	(219)
Balance at March 31, 2020	$808	$1,582	$17,757	$(186)	$(10,886)	$9,075

	Quarter ended March 31, 2019
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	6	(4)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $.160 per share	—	—	(89)	—	—	(89)
Comprehensive income	—	—	387	76	—	463
Balance at March 31, 2019	$808	$1,513	$16,320	$96	$(8,946)	$9,791

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(94)	$387
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	311	297
Unrealized/realized (gain) loss on fuel derivative instruments	2	—
Deferred income taxes	(49)	13
Changes in certain assets and liabilities:
Accounts and other receivables	183	(222)
Other assets	58	29
Accounts payable and accrued liabilities	(1,291)	(257)
Air traffic liability	701	944
Other liabilities	(132)	(69)
Cash collateral received from (provided to) derivative counterparties	(5)	15
Other, net	(61)	(32)
Net cash provided by (used in) operating activities	(377)	1,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(224)	(160)
Supplier proceeds	300	—
Purchases of short-term investments	(1,029)	(251)
Proceeds from sales of short-term and other investments	948	575
Net cash provided by (used in) investing activities	(5)	164

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	500	—
Proceeds from revolving credit facility	1,000	—
Proceeds from term loan credit facility	1,000	—
Proceeds from Employee stock plans	11	10
Payments of long-term debt and finance lease obligations	(78)	(99)
Payments of cash dividends	(188)	(178)
Repurchase of common stock	(451)	(500)
Other, net	(20)	(12)
Net cash provided by (used in) financing activities	1,774	(779)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,392	490

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,548	1,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,940	$2,344

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$14	$15
Income taxes	$5	$4

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use assets acquired under operating leases	$25	$119
Right-of-use assets acquired under finance leases	$—	$1
Assets constructed for others	$34	$21
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2020 and 2019 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, fears of terrorism or war, impact of fears or actual outbreak of disease or pandemics, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization (“WHO”) classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic have changed the U.S. economic landscape, outlook, and in particular the travel industry, has been swift and unexpected. The Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated into and throughout March. January and February operating revenues were generally in line with the Company’s expectations, but March results were significantly below expectations due to the sharp decline in Passenger demand and bookings, combined with an unprecedented level of close-in trip cancellations (Customers canceling close to scheduled flight times). On March 22, the Company began proactively canceling a significant portion of its scheduled flights, and increased those cancellations further beginning on March 27, 2020. In addition, the cancellation of flights, both in March 2020 and for future periods, has resulted in a significant amount of cash refunds and issuance of travel credits to Customers. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been well below the Company’s expectations. These events have created a liquidity risk, and the Company reacted quickly by taking the following steps to better enable it to meet all financial obligations as they become due.

In mid-March, the Company closed a transaction to obtain $1.0 billion under the 364-Day Credit Agreement (defined below) from the syndicate of lenders named therein, and also drew down an available $1.0 billion under the Revolving Credit Agreement (defined below). Subsequently, on March 30, 2020, the Company executed an agreement to increase the commitments under the 364-Day Credit Agreement to $3.3 billion, add an uncommitted accordion provision to permit additional term loans in an aggregate amount not to exceed $417 million, and secured the 364-Day Credit

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Agreement with aircraft. This transaction was funded on April 1, 2020. On March 30, 2020, the Company also executed an agreement to secure the Revolving Credit Agreement with aircraft. See Note 8 for further information on these transactions as well as Note 13 for actions taken subsequent to March 31, 2020.

Given the current capital market environment, the Company has been pursuing opportunities for additional financing transactions. The Company has also taken swift actions to preserve cash, including reducing named executive officer salaries and Board of Director cash retainer fees by 20 percent; suspending all hiring and non-contract salary increases; implementing voluntary time-off programs; canceling or deferring hundreds of capital spending projects; modifying vendor and supplier payment terms; and cutting all non-essential spending. The Company has also significantly reduced its published flight schedule through June 2020, and will continue evaluating the need for further flight schedule adjustments.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March. As of March 31, a portion of the Company's fleet had been placed in temporary storage and the Company was actively canceling a significant portion of its previously scheduled flying. Given the current expectation that these aircraft have been grounded temporarily, the Company has continued to record depreciation expense associated with them.

As a result of the events and impacts surrounding the COVID-19 pandemic, including the Company's net loss incurred in first quarter 2020, and the significant number of aircraft that have been placed in temporary storage, the Company considered whether these conditions indicated that it was more likely than not that the Company’s $970 million in Goodwill and its $295 million in indefinite-lived intangible assets were impaired. However, upon review, the Company determined that, based on the facts and circumstances in existence as of March 31, 2020, the fair values more likely than not exceeded book values of both its reporting unit and its indefinite-lived intangible assets and therefore, no quantitative test was required.

In addition, the Company has assessed whether any impairment of its amortizable assets existed, and has determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2020.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its amortizable assets, indefinite-lived intangible assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

The Company's income tax benefit recorded for first quarter 2020 was at a rate of 34.3 percent, which is higher than its first quarter 2019 rate of 23.1 percent. The higher effective tax rate in 2020 reflects the anticipated benefit of carrying back full year 2020 projected net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act” or “the Act”), a stimulus bill designed to provide relief for the actual and anticipated devastating economic impacts of the COVID-19 pandemic on the U.S. economy, businesses, and citizens. The airline industry is one of the targeted areas of the CARES Act, which has provided the opportunity for U.S. passenger and cargo airlines to apply for various forms of assistance, including, among others, a payroll support program and loan opportunities. The CARES Act also provides a temporary tax “holiday” from collecting and remitting certain government–imposed ticket taxes, as well as a deferral on payment of certain 2020 Company funded federal employment taxes to future years. The assistance offered to airlines includes significant stipulations and restrictions, as determined by the United States Department of the Treasury (the "Treasury"). See Note 13 for further information on the CARES Act.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.    NEW ACCOUNTING PRONOUNCEMENTS

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company elected to early adopt this standard as of January 1, 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. However, the early adoption as of January 1, 2020, did not have an impact on the Company's financial statements or disclosures for first quarter 2020.

On August 29, 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, Accounting for Internal-Use Software, to determine which implementation costs to (i) capitalize as assets and amortize over the term of the hosting arrangement or (ii) expense as incurred. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and the standard was adopted and applied prospectively by the Company as of January 1, 2020, but it did not have a significant impact on the Company's financial statements and disclosures.

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. This standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company adopted the standard as of January 1, 2020, but it did not have a significant impact on the Company's financial statements or disclosures. See Note 9 for further information on the Company's fair value measurements.

On January 26, 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 from the goodwill impairment test. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and the standard was adopted and applied prospectively by the Company as of January 1, 2020, but it did not have a significant impact on the Company's financial statements and disclosures.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The new standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and the standard was adopted and applied prospectively by the Company as of January 1, 2020, but it did not have a significant impact on the Company's financial statements and disclosures.

4.    FINANCIAL DERIVATIVE INSTRUMENTS

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the three months ended March 31, 2020, the Company had fuel derivative instruments in place for up to 70 percent of its fuel consumption. As of March 31, 2020, the Company also had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	March 31, 2020	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2020
Remainder of 2020	976	WTI crude oil, Brent crude oil, and Heating oil
2021	1,283	WTI crude oil and Brent crude oil
2022	930	WTI crude oil and Brent crude oil
Beyond 2022	529	WTI crude oil and Brent crude oil

(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices and the Company's flight schedule fluctuates.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All periodic changes in fair value of the derivatives designated as hedges are recorded in Accumulated other comprehensive income (loss) ("AOCI") until the underlying jet fuel is consumed. See Note 5.

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. During first quarter 2020, as a result of the drastic drop in demand for air travel, the Company's forecast for second quarter fuel purchases and consumption was significantly reduced, causing the Company to be in an estimated "over– hedged" position for second quarter 2020. Therefore, the Company de–designated a portion of its fuel hedges related to second quarter 2020 and has reclassified approximately $2 million in losses from AOCI into Other (gains) losses, net, in first quarter 2020. The Company did not have any such situations occur during 2019.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2020	12/31/2019	3/31/2020	12/31/2019
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$5	$48	$—	$—
Fuel derivative contracts (gross)	Other assets	79	62	—	—
Interest rate derivative contracts	Prepaid expenses and other current assets	4	—	—	—
Interest rate derivative contracts	Other assets	—	2	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	14	5
Interest rate derivative contracts	Other noncurrent liabilities	—	—	16	1
Total derivatives designated as hedges		$88	$112	$30	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$1	$—	$—	$—
Interest rate derivative contracts	Accrued liabilities	—	—	41	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	—
Total derivatives not designated as hedges		$1	$—	$41	$—
Total derivatives		$89	$112	$71	$6
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	March 31,		March 31,
(in millions)	2020	2019	2020	2019
Current maturities of long-term debt	$504	$300	$4	$2
Long-term debt less current maturities	—	495	18	13
	$504	$795	$22	$15
(a) At March 31, 2020 and 2019, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of $18 million and $20 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2020	2019
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$1	$10
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	19	15

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of March 31, 2020, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$6	$(1)	$5		$48	$(10)	$38
Fuel derivative contracts	Other assets	$79	$(19)	$60	(a)	$62	$(15)	$47	(a)
Interest rate derivative contracts	Prepaid expenses and other current assets	$4	$—	$4		$—	$—	$—
Interest rate derivative contracts	Other assets	$—	$—	$—	(a)	$2	$—	$2	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 10.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$1	$(1)	$—		$10	$(10)	$—
Fuel derivative contracts	Other assets	$19	$(19)	$—	(a)	$15	$(15)	$—	(a)
Interest rate derivative contracts	Accrued liabilities	$55	$—	$55	(a)	$5	$—	$5	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$16	$—	$16		$1	$—	$1

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 10.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended March 31, 2020			Three months ended March 31, 2019
(in millions)	Fuel and oil	Other (gains)/losses, net	Interest expense	Fuel and oil	Interest expense
Total	$22	$2	$2	$11	$8

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	22	2	—	11	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	—	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	4	—	6
Derivatives designated as hedging instruments	—	—	(2)	—	1

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2020	2019
Fuel derivative contracts	$84	$(68)
Interest rate derivatives	32	12
Total	$116	$(56)

Derivatives not designated as hedges
	Loss recognized in income on derivatives

	Three months ended		Location of loss recognized in income on derivatives
	March 31,
(in millions)	2020	2019
Interest rate derivatives	$24	$—	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2020 and 2019 of $24 million and $28 million, respectively. These amounts are recognized through changes in fair value within AOCI for designated hedges, and are ultimately recorded as a component of Fuel and oil in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contracts settle.

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2020, recorded in AOCI, were approximately $67 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2020.

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

During first quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements related to a series of 12 737 MAX 8 aircraft leases with deliveries originally scheduled between July 2019 and February 2020. These lease contracts expose the Company to interest rate risk as the rental payments are adjusted and become fixed based on the 9-year swap rate at the time of delivery. The primary objective for these interest rate derivatives, which qualified as cash flow hedges, was to hedge the forecasted monthly rental payments. These swap agreements provide for a single payment at maturity based upon the change in the 9-year swap rate between the execution date and the termination date. All 12 swap agreements were terminated during third quarter 2019, resulting in $32 million being "frozen" in AOCI. As a result of the extenuating circumstances involving the MAX aircraft, which are outside the control of the Company, these amounts will be recognized in earnings when the original forecasted transaction occurs, which remains probable.

During third quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements, with similar terms as the third quarter 2019 terminated swaps, except for the range of 737 MAX 8 deliveries scheduled were between June 2020 and September 2020. During first quarter 2020, nine of the aircraft leases became no longer probable to be received within the scheduled delivery range. Therefore, the nine associated swap agreements were de-designated and $17 million was "frozen" in AOCI. These amounts will be recognized in earnings when the original forecasted transaction occurs, which continues to be probable. The mark-to-market changes for these swap agreements are now being recorded in earnings, resulting in a $24 million unrealized loss to Other (gains) and losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2020. The Company will continue to assess the likelihood of the forecasted transactions related to the hedges for the remaining 737 MAX 8 deliveries in future periods.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2020, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$23	$10	$20	$8	$9	$8	$7	$85
Cash collateral held from CP	20	—	—	—	—	—	—	20
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(b)	(125) to (150) or >(550)(c)	(c)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	(75) to (150) or >(550)(d)	(125) to (150) or >(550)(d)	>(40)	>(65)(d)
Cash is received from CP	>0(d)	>150(d)	>250(d)	>125(d)	>100(d)	>70(d)
Cash can be pledged to CP as collateral	(200) to (600)(e)	N/A	(150) to (550)(b)	(150) to (550)(b)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(f)	(0) to (150) or >(550)	(0) to (150) or >(550)	(f)	(f)
Cash is received from CP	(f)	(f)	(f)	(f)	(f)	(f)
Cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives < $8 million.
(b) The Company has the option of providing cash or letters of credit as collateral.
(c) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(d) Thresholds may vary based on changes in credit ratings within investment grade.
(e) The Company has the option of providing cash as collateral.
(f) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
(in millions)	2020	2019
NET INCOME (LOSS)	$(94)	$387
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($19) and $22	(65)	76
Unrealized loss on interest rate derivative instruments, net of deferred taxes of ($10) and ($3)	(32)	(11)
Other, net of deferred taxes of ($9) and $3	(28)	11
Total other comprehensive income (loss)	$(125)	$76
COMPREHENSIVE INCOME (LOSS)	$(219)	$463

A rollforward of the amounts included in AOCI is shown below for the three months ended March 31, 2020:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(125)	$(33)	$20	$59	$18	$(61)
Changes in fair value	(108)	(42)	—	(37)	43	(144)
Reclassification to earnings	24	—	—	—	(5)	19
Balance at March 31, 2020	$(209)	$(75)	$20	$22	$56	$(186)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2020:

Three months ended March 31, 2020
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$22	Fuel and oil expense
	2	Other (gains) losses, net
	5	Less: Tax expense
	$19	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    REVENUE

Passenger Revenues
Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in millions)	2020	2019
Passenger non-loyalty	$3,220	$4,043
Passenger loyalty - air transportation	461	535
Passenger ancillary sold separately	164	167
Total passenger revenues	$3,845	$4,745

As of March 31, 2020, and December 31, 2019, the components of Air traffic liability and Air traffic liability - noncurrent, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2020	December 31, 2019
Air traffic liability - passenger travel and ancillary passenger services	$2,650	$2,125
Air traffic liability - loyalty program	3,561	3,385
Total Air traffic liability	$6,211	$5,510

Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2020 and 2019 were as follows (in millions):

	Three months ended March 31,
	2020	2019
Air traffic liability - loyalty program - beginning balance	$3,385	$3,011
Amounts deferred associated with points awarded	656	711
Revenue recognized from points redeemed - Passenger	(461)	(535)
Revenue recognized from points redeemed - Other	(19)	(16)
Air traffic liability - loyalty program - ending balance	$3,561	$3,171

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2020 and 2019 were as follows (in millions):

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	4,565
Revenue from amounts included in contract liability opening balances	(1,949)
Revenue from current period sales	(1,915)
Balance at March 31, 2020	$6,211

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,704
Revenue from amounts included in contract liability opening balances	(2,008)
Revenue from current period sales	(2,752)
Balance at March 31, 2019	$6,014

In first quarter 2020, the Company experienced a significantly higher number of Customer driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held by the Company that can be redeemed for future travel as of March 31, 2020, far exceeds previous periods and represents approximately one third of the total Air traffic liability balance at March 31, 2020, as compared to approximately 13 percent of the total Air traffic liability balance at December 31, 2019. In order to provide additional flexibility to Customers who own these funds, the Company has significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or expired between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. The more significant of these ticket policy changes occurred in April 2020, which may result in a portion of these funds shifting to non-current, based on changes in expectations of when they will be redeemed for travel.

Spoilage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused funds policies, seat availability, and economic factors. Given the unprecedented amount of first quarter 2020 Customer flight cancellations and the amount of travel funds provided, the Company expects additional variability in the amount of spoilage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.

The Company has a co-branded credit card agreement (the “Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended March 31, 2020 and 2019, the Company recognized $321 million and $319 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts). Antidilutive common stock equivalents, excluded from the diluted net income (loss) per share calculation, consisting primarily of restricted stock units, are not material.

	Three months ended March 31,
	2020	2019
NUMERATOR:
Net income (loss)	$(94)	$387

DENOMINATOR:
Weighted-average shares outstanding, basic	515	551
Dilutive effect of restricted stock units	—	1
Adjusted weighted-average shares outstanding, diluted	515	552

NET INCOME (LOSS) PER SHARE:
Basic	$(0.18)	$0.70
Diluted	$(0.18)	$0.70

8.    DEBT

On March 12, 2020, the Company entered into a new $1.0 billion 364-day term loan credit facility agreement (the “364-Day Credit Agreement”) with a syndicate of lenders identified in the 364-Day Credit Agreement that was drawn in full on the closing date. On March 30, 2020, the Company amended and restated the 364-Day Credit Agreement (the “Amended and Restated 364-Day Credit Agreement”) with a syndicate of lenders identified in the Amended and Restated 364-Day Credit Agreement to add additional term loan commitments of approximately $2.3 billion, add an uncommitted accordion increase provision to permit additional term loans in an aggregate amount not to exceed approximately $417 million, amend the pricing, amend certain covenants, add certain covenants, and provide for the grant of a security interest in certain aircraft and related assets. The Amended and Restated 364-Day Credit Agreement matures in full on March 29, 2021.

On March 16, 2020, the Company drew down the full $1.0 billion on its existing $1.0 billion revolving credit facility expiring in August 2022 (the "Revolving Credit Agreement"). The Revolving Credit Agreement is a series of short-term borrowings; at the end of each borrowing the Company must elect to roll the facility over into the next borrowing or pay down the facility, therefore the Company has classified the obligation under Current maturities of long-term debt within the unaudited Condensed Consolidated Balance Sheet as of March 31, 2020. The Revolving Credit Agreement also has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion.

Concurrently with entering into the Amended and Restated 364-Day Credit Agreement on March 30, 2020, the Company also amended the Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”; together with the Amended and Restated 364-Day Credit Agreement, the “Amended and Restated Credit Agreements”) to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) add certain covenants, and (iv) provide for the grant of a security interest in certain aircraft and related assets.

Generally, amounts outstanding under the Amended and Restated Credit Agreements bear interest at interest rates based on either the LIBOR rate (selected by the Company for designated interest periods) or the “alternate base rate” (being the highest of (1) the Wall Street Journal prime rate, (2) one-month adjusted LIBOR (one-month LIBOR plus a statutory

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reserve rate) plus 1%, and (3) the New York Fed Bank Rate, plus 0.5%). The underlying LIBOR rate is subject to a floor of 1% per annum and the “alternate base rate” is subject to a floor of 1% per annum.

The Amended and Restated Credit Agreements contain customary representations and warranties, covenants, and events of default. The Amended and Restated Credit Agreements are secured by certain separate pools of aircraft and related assets, each with a minimum appraised value ratio requirement. Under the Amended and Restated Credit Agreements, the Company is required to maintain, at all times after March 31, 2021, a specified ratio of (x) adjusted net income (before interest, taxes, depreciation, amortization, and aircraft rental expense) less cash dividends to (y) interest and aircraft rental expense; and to maintain a minimum level of liquidity of $2.5 billion (defined as the aggregate amount available to be borrowed under the Amended and Restated Revolving Credit Agreement plus the aggregate amount of unrestricted cash and cash equivalents of the Company).

During February 2020, the Company issued $500 million senior unsecured notes due 2030. The notes bear interest at 2.625 percent. Interest is payable semi-annually in arrears on February 10 and August 10, beginning in 2020.

As of March 31, 2020, aggregate principal maturities of debt and finance leases (not including amounts associated with interest rate swap agreements, interest on finance leases, and amortization of purchase accounting adjustments) were $741 million for the remainder of 2020, $2.2 billion in 2021, $475 million in 2022, $103 million in 2023, $103 million in 2024, $90 million in 2025, and $1.4 billion thereafter.

9.    FAIR VALUE MEASUREMENTS

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

As of March 31, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments currently consist solely of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 4 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is the same model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020, and December 31, 2019:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$3,495	$3,495	$—	$—
Commercial paper	360	—	360	—
Certificates of deposit	19	—	19	—
Time deposits	66	—	66	—
Short-term investments:
Treasury bills	1,396	1,396	—	—
Certificates of deposit	184	—	184	—
Time deposits	25	—	25	—
Interest rate derivatives (see Note 4)	4		4
Fuel derivatives:
Option contracts (b)	85	—	—	85
Other available-for-sale securities	182	182	—	—
Total assets	$5,816	$5,073	$658	$85
Liabilities
Interest rate derivatives (see Note 4)	$(71)	$—	$(71)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,999	$1,999	$—	$—
Commercial paper	535	—	535	—
Certificates of deposit	14	—	14	—
Short-term investments:
Treasury bills	1,196	1,196	—	—
Certificates of deposit	268	—	268	—
Time deposits	60	—	60	—
Interest rate derivatives (see Note 4)	2	—	2	—
Fuel derivatives:
Option contracts (b)	110	—	—	110
Other available-for-sale securities	197	197	—	—
Total assets	$4,381	$3,392	$879	$110
Liabilities
Interest rate derivatives (see Note 4)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 4.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020, or the year ended December 31, 2019. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and the year ended December 31, 2019:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2019	$110
Total losses for the period
Included in earnings	(2)	(a)
Included in other comprehensive income	(106)
Purchases	83	(b)
Balance at March 31, 2020	$85
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$(2)	(a)
The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020	$(100)
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).
(b) The purchase of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2018	$138
Losses included in other comprehensive loss	(112)
Purchases	133	(a)
Sales	(2)	(a)
Settlements	(47)
Balance at December 31, 2019	$110

(a) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2020:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Second quarter 2020	49-121%	93%
			Third quarter 2020	50-73%	59%
			Fourth quarter 2020	41-56%	47%
			2021	28-47%	36%
			2022	27-30%	28%
			Beyond 2022	25-27%	26%

(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2020, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under five of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.65% Notes due 2020	$504	$495	Level 2
Term Loan Agreement payable through 2020 - 5.223%	120	120	Level 3
737 Aircraft Note payable through 2020	7	7	Level 3
Revolving Credit Facility	1,000	978	Level 3
Term Loan Agreement due 2021 - 3.000%	1,000	990	Level 3
2.75% Notes due 2022	300	283	Level 2
Pass Through Certificates due 2022 - 6.24%	168	167	Level 2
Term Loan Agreement payable through 2026 - 3.03%	178	164	Level 3
3.00% Notes due 2026	300	284	Level 2
3.45% Notes due 2027	300	264	Level 2
7.375% Debentures due 2027	121	139	Level 2
2.625% Notes due 2030	500	420	Level 2

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2020	December 31, 2019
Trade receivables	$44	$53
Credit card receivables	4	112
Business partners and other suppliers	535	779
Income tax receivable	88	87
Other	38	55
Accounts and other receivables	$709	$1,086

(in millions)	March 31, 2020	December 31, 2019
Derivative contracts	$60	$49
Intangible assets, net	296	296
Other	264	232
Other assets	$620	$577

(in millions)	March 31, 2020	December 31, 2019
Accounts payable trade	$218	$304
Salaries payable	226	231
Taxes payable excluding income taxes	66	227
Aircraft maintenance payable	156	162
Fuel payable	57	129
Dividends payable	—	93
Other payable	320	428
Accounts payable	$1,043	$1,574

(in millions)	March 31, 2020	December 31, 2019
Profitsharing and savings plans	$25	$695
Vacation pay	443	434
Health	99	120
Workers compensation	168	166
Property and income taxes	67	79
Derivative contracts	55	5
Other	180	250
Accrued liabilities	$1,037	$1,749

(in millions)	March 31, 2020	December 31, 2019
Postretirement obligation	$294	$288
Other deferred compensation	286	313
Other	114	105
Other noncurrent liabilities	$694	$706

For further information on supplier receivables, see Note 12. For further information on fuel derivative and interest rate derivative contracts, see Note 4.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.    COMMITMENTS AND CONTINGENCIES

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be substantially completed during fourth quarter 2020. The costs incurred to fund the Terminal 1.5 Project are included within Assets Constructed for Others ("ACFO") and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
Funding for this project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that is acting as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the Terminal 1.5 Project. As of March 31, 2020, the Company's outstanding remaining guaranteed obligation under the credit facility for the Terminal 1.5 Project was $212 million.
Construction costs recorded in ACFO for the Terminal 1.5 Project were $198 million and $164 million, as of March 31, 2020, and December 31, 2019, respectively.

Dallas Love Field
During 2008, the City of Dallas approved the Love Field Modernization Project ("LFMP"), a project to reconstruct Dallas Love Field with modern, convenient air travel facilities. Pursuant to a Program Development Agreement with the City of Dallas and the Love Field Airport Modernization Corporation (or the "LFAMC," a Texas non-profit "local government corporation" established by the City of Dallas to act on the City of Dallas' behalf to facilitate the development of the LFMP), the Company managed this project. Major construction was effectively completed in 2014. During second quarter 2017, the City of Dallas approved using the remaining bond funds for additional terminal construction projects, which were effectively completed in 2018.

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of March 31, 2020, $407 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $449 million as of March 31, 2020, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service (the "IRS"). The Company's management does not expect that the outcome of any of its currently ongoing legal proceedings or the outcome of any adjustments presented by the IRS, individually or collectively, will have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.    BOEING 737 MAX AIRCRAFT GROUNDING

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

During fourth quarter 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but are intended to provide for a substantial portion of the Company’s estimated financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet, plus the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during year ended December 31, 2019. A total of $300 million in proceeds received in cash from Boeing are reflected within Investing Activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2020. Amounts agreed to but not yet received are recorded within Accounts and Other Receivables.

13.    SUBSEQUENT EVENTS

In April 2020, the Company reached an agreement in principle with the Treasury with respect to funding support pursuant to the Payroll Support Program under the CARES Act. See Note 2 for further information on the CARES Act. Funds received under the Payroll Support Program are expected to be used to pay Employee wages and benefits through September 30, 2020. The Company's expected aggregate receipts under the Payroll Support Program total approximately $3.3 billion (the "Payroll Support"), for which the Company expects to provide the Treasury consideration in the form of a promissory note representing a $948 million unsecured term loan to the Company and of warrants to purchase up to an aggregate of 2.6 million shares of the Company’s common stock, subject to adjustment by the Treasury in each case.

On April 21, 2020, the Company received the first installment of approximately $1.6 billion of expected proceeds, or 50 percent, for which the Company provided consideration in the form of a promissory note representing a $459 million unsecured term loan and of warrants to purchase up to an aggregate of 1.3 million shares of the Company’s common stock. The remainder of the funds are expected to be disbursed to the Company, and the additional warrants are expected to be issued, in three installments from May to July 2020.

As consideration for Payroll Support, on April 20, 2020, the Company issued a promissory note (the “Note”) in favor of the Treasury and entered into a warrant agreement with the Treasury (the “Warrant Agreement”), pursuant to which the Company agreed to issue warrants (each, a “Warrant”) to purchase common stock of the Company to the Treasury. In connection with the initial disbursement on April 21, 2020, the Note was issued at an initial amount of $459 million. Upon each subsequent disbursement of Payroll Support to the Company after April 21, 2020, (i) the principal amount of the Note will be increased in an amount equal to 30 percent of any such disbursement and (ii) the Company will issue a Warrant to the Treasury in an amount equal to 10 percent of the principal amount of the increase to the Note in connection with such disbursement of Payroll Support, divided by the strike price of $36.47 (which was the closing price of the Company’s common stock on April 9, 2020).

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Note matures in full on April 19, 2030, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. The Company has an option to prepay the Note at any time without premium or penalty. Amounts outstanding under the Note bear interest at a rate of 1.00 percent before April 20, 2025 and, afterwards, at a rate equal to Secured Overnight Financing Rate or other benchmark replacement rate consistent with customary market conventions plus margin of 2.00 percent. The Note contains customary representations and warranties and events of default.

The Warrant Agreement sets out the Company’s obligations to issue Warrants in connection with disbursements of Payroll Support and to file a resale shelf registration statement for the Warrants and the underlying shares of common stock. The Company has also granted the Treasury certain demand underwritten offering and piggyback registration rights with respect to the Warrants and the underlying common stock. Each Warrant is exercisable at a strike price of $36.47 per share of common stock and will expire on the fifth anniversary of the issue date of such Warrant. The Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The Warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The Warrants do not have voting rights.

By accepting financing under the CARES Act, the Company has agreed to certain restrictions on its business, including:

•	The Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock until September 30, 2021.

•
The Company must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until March 24, 2022.

•	The Company is prohibited from involuntary terminations or furloughs of its Employees (except for death, disability, cause, or certain disciplinary reasons) until September 30, 2020.

•
The Company may not reduce the salary, wages, or benefits of its Employees (other than its Executive Officers or independent contractors, or as otherwise permitted under the terms of the Payroll Support Program) until September 30, 2020.

•
Until March 1, 2022, the Company must comply with any requirement issued by the Department of Transportation (“DOT”) that the Company maintain certain scheduled air transportation service as DOT deems necessary to ensure services to any point served by the Company before March 1, 2020.

•	The Company must maintain certain internal controls and records relating to the CARES Act funds, and is subject to additional reporting requirements.

The Payroll Support will be recorded upon initial receipt of the cash as a deferred expense in the unaudited Condensed Consolidated Balance Sheet, and subsequently reclassified as a contra-expense in the unaudited Condensed Consolidated Statement of Income in second and third quarters 2020-relative to the salaries and wages expected to be incurred by the Company in those periods. At the Company’s election, approximately 90 percent of the total $3.3 billion in assistance is expected to be received in second quarter 2020, with the remainder to be received in third quarter 2020. The Company will allocate the proceeds received from the Treasury in accordance with applicable accounting guidance, and based on the consideration provided in the transaction.

The Company has also been notified of general terms associated with the Loan program available to U.S. carriers through the Treasury under the CARES Act. The Company has the opportunity to apply for a 5-year senior secured term loan (the “secured term loan”) up to $2.8 billion as of April 20, 2020, that would be collateralized by certain assets of the Company. Interest on the secured term loan would be at LIBOR plus 250 basis points, would be prepayable at any time, and would contain restrictions similar to those noted above associated with the Payroll Support Program. If it agrees to take the secured term loan, the Company would have to provide approximately 7.6 million warrants to the Treasury. The Company plans to apply for the secured term loan by the April 30, 2020 deadline, but is currently undecided as to whether it would agree to draw down on the loan. The deadline for the Company to decide whether to take the loan is currently September 30, 2020. In connection with the secured term loan, should the Company accept the loan, the Company will be required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends, as well as those restricting

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the payment of certain executive compensation. Under the CARES Act, these restrictions will apply until one year after the secured term loan is repaid in full.

The terms of the CARES Act represent just one component of the Company’s actions to address the liquidity risks presented by the impacts of the COVID-19 pandemic to its business. Commercial air travel in the U.S. and Company Passenger revenues for most of April 2020 have been at levels of less than five percent of comparable amounts experienced in April of 2019. However, much of the Company’s operating expenses have not declined at a commensurate amount, leading to significant operating cash outflows. Although the Company has canceled a significant portion of its originally scheduled flights for April, May, June, and July 2020, only a portion of the Company’s operating cost structure is variable, and the savings from less fuel consumption, landing fees, and certain other expenses will likely only cover a portion of the lost revenue during this period of time.

The Company believes it has taken appropriate measures to address the significant cash outflows experienced thus far, and continues to evaluate options, should the lack of demand for air travel continue beyond the near term. In addition to the significant reductions in the Company’s flight schedule, various voluntary leave options have been offered to the Company’s 60,000 plus Employees (including time off without pay and extended time off with partial pay), hundreds of capital spending projects have been canceled or deferred, all non-essential spending has been cut, and existing contracts and payment terms with the majority of its vendors have been evaluated for further savings opportunities.

The Company believes its financial position and preparation prior to the impact of the COVID-19 pandemic have allowed it to react quickly and sensibly in the steps it has taken so far to raise cash and increase its liquidity. Given the Company’s continued current access to capital markets, investment grade credit rating, and unencumbered assets (including a significant number of aircraft), it believes it has opportunities and options to raise additional liquidity at reasonable terms. Thus, the Company believes it is probable that the plans it has in place, or that it has the ability to execute as of the date of this filing, when fully implemented, will sufficiently mitigate the present conditions and allow the Company to reasonably handle the liquidity risks presented by the current climate.

The Company drew approximately $2.3 billion under the Amended and Restated 364-Day Credit Agreement on April 1, 2020. On April 24, 2020, the Company also drew an additional $350 million under the $417 million accordion feature that allows the total borrowing capacity under the Amended and Restated 364-Day Credit Agreement to increase to $3.75 billion. As of the date hereof, there is approximately $3.68 billion outstanding under the Amended and Restated 364–Day Credit Agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2020 and 2019 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2020		2019		Change
Revenue passengers carried (000s)	24,748		31,296		(20.9)%
Enplaned passengers (000s)	29,779		37,813		(21.2)%
Revenue passenger miles (RPMs) (in millions)(a)	23,935		30,704		(22.0)%
Available seat miles (ASMs) (in millions)(b)	35,350		37,885		(6.7)%
Load factor(c)	67.7%		81.0%		(13.3)	pts.
Average length of passenger haul (miles)	967		981		(1.4)%
Average aircraft stage length (miles)	737		751		(1.9)%
Trips flown	312,393		326,390		(4.3)%
Seats flown (000s)(d)	47,130		49,473		(4.7)%
Seats per trip(e)	150.9		151.6		(0.5)%
Average passenger fare	$155.37		$151.61		2.5%
Passenger revenue yield per RPM (cents)(f)	16.07		15.45		4.0%
Operating revenues per ASM (cents)(g)	11.98		13.59		(11.8)%
Passenger revenue per ASM (cents)(h)	10.88		12.52		(13.1)%
Operating expenses per ASM (cents)(i)	12.29		12.26		0.2%
Operating expenses per ASM, excluding fuel (cents)	9.83		9.58		2.6%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	9.83		9.35		5.1%
Fuel costs per gallon, including fuel tax	$1.90		$2.05		(7.3)%
Fuel costs per gallon, including fuel tax, economic	$1.90		$2.05		(7.3)%
Fuel consumed, in gallons (millions)	457		493		(7.3)%
Active fulltime equivalent Employees	60,922		59,436		2.5%
Aircraft at end of period	742	(j)(k)	753	(j)	(1.5)%

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
(j) Included 34 Boeing MAX 737 aircraft in long term storage. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included 93 Boeing 737 Next Generation aircraft removed from active fleet and placed in long-term storage as of March 31, 2020.

Financial Overview

The Company experienced healthy passenger booking and revenue trends for the first two months of 2020, with year-over-year increases in operating revenue per available seat mile ("RASM") that were in line with the Company's expectations. However, the Company experienced sharp declines in passenger demand and bookings beginning in late February 2020, and an unprecedented level of close-in trip cancellations (Customers canceling close to scheduled flight times), which is attributable to concerns relating to the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company recorded first quarter GAAP and non-GAAP results for 2020 and 2019 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended
(in millions, except per share amounts)	March 31,
GAAP	2020	2019	Percent Change
Operating income (loss)	$(110)	$505	n.m.
Net income (loss)	$(94)	$387	n.m.
Net income (loss) per share, diluted	$(0.18)	$0.70	n.m.

Non-GAAP
Operating income (loss)	$(110)	$505	n.m.
Net income (loss)	$(77)	$387	n.m.
Net income (loss) per share, diluted	$(0.15)	$0.70	n.m.

First quarter 2020 Net loss was $94 million, compared with first quarter 2019 Net income of $387 million. Diluted loss per share for first quarter 2020 was $0.18, as compared with first quarter 2019 diluted earnings per share of $0.70. First quarter 2020 non-GAAP Net loss was $77 million, compared with first quarter 2019 Net income of $387 million. Non-GAAP diluted loss per share for first quarter 2020 was $0.15, as compared with $0.70 for first quarter 2019. First quarter 2020 Operating loss was $110 million, compared with first quarter 2019 Operating income of $505 million, on both a GAAP and non-GAAP basis. The decrease in both GAAP and non-GAAP Net income (loss) was primarily due to the sharp decline in passenger demand and bookings beginning in late February 2020, combined with an unprecedented level of close-in trip cancellations in March 2020, due to the COVID-19 pandemic. In total, these impacts resulted in a 17.8 percent decrease in Operating revenues in first quarter 2020. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

For the twelve months ended March 31, 2020, the Company's earnings performance, combined with its actions to manage invested capital, produced an 18.1 percent pre-tax non-GAAP return on invested capital ("ROIC"), or 14.3 percent on an after-tax basis, compared with the Company's pre-tax ROIC of 23.3 percent, or 18.1 percent on an after-tax basis, for the twelve months ended March 31, 2019. The Company's cash balance at March 31, 2020, was higher than planned, due to the Company's efforts to obtain cash during the first quarter 2020 COVID-19 pandemic. The primary cause of the year-over-year decline in pre-tax ROIC was the decrease in Operating income for the twelve months ended March 31, 2020. See the Company's calculation of ROIC in the accompanying reconciliation tables as well as the Note Regarding Use of Non-GAAP Financial Measures.

COVID-19 Pandemic

See Notes 2 and 13 to the unaudited Condensed Consolidated Financial Statements for further information on the significant impacts to the Company’s operations, financial performance, and liquidity from the COVID-19 pandemic. With the sudden and severe drop-off in passenger demand caused by COVID-19 concerns, the Load factor for March 2020 was only 46.6 percent, compared with 85.7 percent in March 2019, with a Load factor of approximately 20 percent for the second half of March 2020. The Company has continued to experience weak passenger demand and bookings in April 2020, and operating revenues are currently estimated to decrease, year-over-year, in the range of 90 to 95 percent; available seat miles (ASMs, or capacity) are estimated to decrease approximately 60 percent, year-over-year; and Load factor is estimated to be approximately 6 percent. For May 2020, operating revenues are also currently estimated to decrease, year-over-year, in the range of 90 to 95 percent; capacity is estimated to decrease in the range of 60 to 70 percent, year-over-year; and Load factor is estimated to be in the range of 5 to 10 percent. The revenue environment remains uncertain, and the Company is unable to reasonably estimate trends beyond May 2020.
The Company expects continued year-over-year unit cost pressure in second quarter 2020, primarily due to its proactive capacity reductions due to the COVID-19 pandemic, as well as the ongoing MAX groundings. The Company is continuing its cost mitigation actions in second quarter 2020.

The Company also continues to take significant measures to enhance and expand upon its already generous and flexible ticketing policies, and to protect both its Employees and passengers on a daily basis. These include, but are not limited to the following:

•	Travel funds created because of a flight cancellation between March 1, 2020 and September 7, 2020, will be available for use through September 7, 2022.

•	Travel funds that expired or will expire between March 1, 2020 and September 7, 2020, will be available for use through September 7, 2022.

•
While the Company has never charged a change fee (though the customer would be required to pay any fare difference), it is now also allowing any Customer to change their travel plans for flights through April 30, 2020, for another date 60 days from the original date of travel, without any fare difference, when booked in the same fare class and between the same origin and destination.

•
Rapid Rewards loyalty program members who have travel funds that are set to expire, or funds that are created between March 1, 2020 and September 7, 2020, now have the option to convert those travel funds into Rapid Rewards points at the same rate as they are able to purchase a ticket with points.

•
All Rapid Rewards loyalty program members qualifying progress received a "boost" of 15,000 tier qualifying points and 10 flight credits toward A-List and A-List Preferred status, and 25,000 Companion Pass qualifying points and 25 flight credits toward Companion Pass status.

•	All current A-List and A-List Preferred tier status members earned status has been extended through December 31, 2021.

•	Companion pass Members earned status has been extended through June 30, 2021.

•	Snack and beverage service has been suspended on all flights to minimize contact in the cabin until further notice.

•	Enhanced aircraft cleaning procedures have been applied since March 4, 2020.

•	Procedures and protocol have been implemented with the intent of enabling Employees to wear personal protective equipment and adhere to health officials' recommendations.

•
The Company has offered the ability to work remotely to most of the Company’s office and clerical Employees, including the vast majority of its more than 6,000 Employees at the Company’s headquarters campus in Dallas, Texas.

The Company continues to communicate with its entire workforce on best practices to employ in the current environment while at work, especially considering that a large portion of its Employees come into direct contact with Customers on a daily basis. As of April 24, 2020, far less than 1 percent of the Company's more than 60,000 Employees had tested positive for COVID-19.

In accordance with restrictions contained in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act” or “the Act”), because the Company has received direct financial assistance from the government under the Act, the Company cannot involuntarily furlough or reduce the pay or benefits of any of its Employees through September 30, 2020, excluding certain Executive Officers. The Company is working on plans to extend its currently offered leave programs beyond second quarter 2020, and will also consider the opportunity to offer a voluntary early retirement program in future periods, depending on expectations regarding the extent and duration of the impacts of the COVID-19 pandemic. The Company’s goal will be to maintain a suitably sized workforce to operate the airline at the expected level of forecasted demand for air travel in future periods.

As detailed in Note 2 and Note 13 to the unaudited Condensed Consolidated Financial Statements, the Company has been approved to receive significant assistance from the CARES Act, totaling approximately $3.3 billion from the Payroll Support Program section of the Act. Of this total, $2.3 billion will be in the form of a grant that will not require repayment, and will be utilized to directly offset payroll expenses incurred by the Company, including specified benefits, between April 2020 and September 2020. This direct payroll support of $2.3 billion will be allocated on a pro-rata basis as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income between second and third quarters of 2020. Based on forecasted payroll costs, as defined in the CARES Act, this is expected to result in an allocation of approximately $1.1 billion recorded to directly reduce operating expenses in second quarter 2020, with the remainder recorded as a reduction of third quarter 2020 operating expenses.
Company Overview
The Company ended first quarter 2020 with 742 aircraft in its fleet. In response to capacity reductions due to the effects of the COVID-19 pandemic, the Company currently has approximately 350 aircraft in long-term storage or temporary parking. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the effects of the COVID-19 pandemic. This was in addition to the Company's 34 MAX 8 aircraft that were grounded as of March 13, 2019, to comply with the Federal Aviation Administration ("FAA") emergency order issued for all U.S. airlines to ground all MAX aircraft. The Company has not received any MAX aircraft deliveries since February 2019, and Boeing is not currently manufacturing or delivering new MAX aircraft. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information.

Upon a rescission of the FAA order to ground the MAX fleet, the Company will work closely with Boeing and the FAA to safely reintroduce the 34 MAX 8 aircraft currently in its fleet and estimates it will take the Company several months to comply with applicable FAA directives, including all necessary Pilot simulator training. Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. Based on Boeing's recent communication on the MAX return to service date, the Company currently expects the MAX to be removed through the end of its published flight schedule date of October 30, 2020. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. The Company offers no assurances that current estimations and timelines are correct. Any changes to current estimations could result in additional flight schedule adjustments and reductions beyond October 30, 2020, further delays in MAX aircraft deliveries, and additional financial damages.

In light of the current environment, the Company and Boeing recently agreed to an arrangement requiring the Company to take delivery of no more than 48 aircraft from Boeing through December 31, 2021. The Company and Boeing have agreed to make reasonable efforts in coming months to agree to a new delivery schedule that reflects this arrangement. In addition to the firm deliveries from Boeing, the Company has existing agreements with various third parties to lease 16 MAX aircraft to be delivered in 2020 according to the current delivery schedule. The Company will continue collaborating with Boeing to review its aircraft order book and make any further adjustments to the delivery schedule as circumstances related to the MAX groundings and COVID-19 pandemic evolve. The Company also has flexibility with its retirement plans of Boeing 737-700 aircraft, and continues to plan for multiple scenarios for its fleet and capacity plans. The FAA's timetables and directives will determine the timing of MAX return to service, and the timing of future aircraft deliveries is subject to change. The Company offers no assurances that current estimations and timelines are correct.

Due to the impact of the COVID-19 pandemic on passenger travel demand, the Company has significantly reduced capacity through July 2020, thus far, and currently estimates second quarter 2020 capacity to decrease at least 60 percent, year-over-year. The Company will continue to evaluate the need for further schedule adjustments. Based on significant capacity reductions and shelter-in-place restrictions, the Company currently expects the effects of the COVID-19 pandemic to impact its second quarter 2020 financial performance much more significantly than in first quarter 2020. However, due to the uncertain severity and duration of the COVID-19 pandemic, including the impact on the economy, the Company is currently unable to reasonably estimate the future impact on specific operational and financial trends.

In February 2020, the Company announced its intention to begin service to Steamboat Springs, Colorado through the Yampa Valley Regional Airport, beginning winter 2020, subject to requisite governmental approvals. The Company also began service from Houston to Cozumel on March 7, 2020, and on October 8, 2020, the Company is scheduled to begin service from Phoenix to Cabo San Lucas and Puerto Vallarta. The Company suspended international operations beginning in the second half of March, and the Company's international flights remain suspended due to the COVID–19 pandemic. The Company continues to evaluate its international flight offerings and schedules in light of the COVID–19 pandemic.

During February 2020, the Company launched a new accelerated share repurchase program by advancing $500 million to a third party financial institution in a privately negotiated transaction ("first quarter 2020 ASR program"). The Company received 6.4 million shares of common stock pursuant to the first quarter 2020 ASR program, representing 75 percent of the shares originally expected to be repurchased under that ASR program. The third party financial institution exercised its early termination option for the first quarter 2020 ASR program on March 19, 2020, and the Company received $134 million in cash from the third party financial institution as a result of the termination. The Company also received an additional 0.9 million shares of common stock during February 2020 in final settlement of its $550 million fourth quarter 2019 ASR program, launched during fourth quarter 2019 and completed in February 2020. Additionally, the Company also repurchased approximately 1.9 million shares during first quarter 2020 through $85 million in open market transactions. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. As of March 31, 2020, the Company had $899 million remaining under its May 2019 $2.0 billion share repurchase authorization. The Company also made cash dividend payments totaling $188 million during first quarter 2020. The Company has suspended dividends and share repurchase programs until further notice.
Material Changes in Results of Operations

Comparison of three months ended March 31, 2020 and March 31, 2019

Operating Revenues

Total operating revenues for first quarter 2020 decreased by $915 million, or 17.8 percent, year-over-year, to $4.2 billion, due primarily to the sharp decline in passenger demand and bookings beginning in late February 2020, combined with an unprecedented level of close-in trip cancellations in March 2020, due to the COVID-19 pandemic. First quarter 2020 RASM was 11.98 cents, and decreased 11.8 percent, driven primarily by a Load factor decrease of 13.3 points, offset slightly by a passenger revenue yield increase of 4.0 percent, all year-over-year. January and February 2020 unit revenues were in line with original expectations for first quarter year-over-year RASM growth in the range of 3.5 to 5.5 percent. With the sudden and severe drop-off in passenger demand caused by COVID-19 concerns, the Load factor for March 2020 was only 46.6 percent, compared with 85.7 percent in March 2019, with a Load factor of approximately 20 percent for the second half of March 2020.

Passenger revenues for first quarter 2020 decreased by $900 million, or 19.0 percent, year-over-year. On a unit basis, Passenger revenues decreased 13.1 percent, year-over-year. The decrease in Passenger revenues on both a dollar and unit basis was primarily due to the impact of the COVID-19 pandemic, which contributed to the sharp decline in passenger demand and bookings, combined with an unprecedented level of close-in trip cancellations in March 2020. During March 2020, there were several days of net negative bookings, where trip cancellations outpaced new passenger bookings.

Freight revenues for first quarter 2020 decreased by $3 million, or 7.1 percent, compared with first quarter 2019, primarily due to fewer trips flown, coupled with disruptions in supply chain which reduced cargo demand.

Other revenues for first quarter 2020 decreased by $12 million, or 3.3 percent, compared with first quarter 2019. The decrease was primarily due to a decrease in income from business partners, driven by the decline in consumer spending due to economic uncertainty and widespread restrictions related to the COVID-19 pandemic.

The Company has continued to experience weak passenger demand and bookings in April 2020, and operating revenues are currently estimated to decrease, year-over-year, in the range of 90 to 95 percent; available seat miles (ASMs, or capacity) are estimated to decrease approximately 60 percent, year-over-year; and Load factor is estimated to be approximately 6 percent. For May 2020, operating revenues are also currently estimated to decrease, year-over-year, in the range of 90 to 95 percent; capacity is estimated to decrease in the range of 60 to 70 percent, year-over-year; and Load factor is estimated to be in the range of 5 to 10 percent. The revenue environment remains uncertain, and the Company is unable to reasonably estimate trends beyond May 2020.

Operating Expenses

Operating expenses for first quarter 2020 decreased by $300 million, or 6.5 percent, compared with first quarter 2019, while capacity decreased 6.7 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published; the Company has experienced lower ASMs since the MAX groundings on March 13, 2019, as well as lower ASMs due to flight schedule adjustments in March 2020 related to the COVID-19 pandemic. Flight cancellations are expected to drive unit cost pressure for the duration of the MAX groundings and the COVID-19 pandemic, excluding any impacts associated with grants received from the CARES Act. See "Company Overview" above and Note 13 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the first quarter of 2020 and 2019, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2020		2019
Salaries, wages, and benefits	5.24	¢	5.21	¢	0.03	¢	0.6%
Fuel and oil	2.46		2.68		(0.22)		(8.2)
Maintenance materials and repairs	0.77		0.77		—		—
Landing fees and airport rentals	0.96		0.88		0.08		9.1
Depreciation and amortization	0.88		0.78		0.10		12.8
Other operating expenses	1.98		1.94		0.04		2.1
Total	12.29	¢	12.26	¢	0.03	¢	0.2%

Operating expenses per ASM for first quarter 2020 increased by 0.2 percent, compared with first quarter 2019. Operating expenses per ASM for first quarter 2020, excluding Fuel and oil expense and profitsharing (a non-GAAP financial measure), increased 5.1 percent, compared with first quarter 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The majority of the year-over-year unit cost increase in first quarter 2020 was driven by lower capacity as a result of the ongoing MAX groundings. Additionally, the Company experienced year-over-year unit cost pressure in first quarter 2020 driven by capacity reductions in March 2020 due to the COVID-19 pandemic; however, the Company's proactive measures to reduce spending, combined with the decrease in its variable, flight-driven expenses, substantially offset the incremental unit cost pressure.

Salaries, wages, and benefits expense for first quarter 2020 decreased by $122 million, or 6.2 percent, compared with first quarter 2019. On a per ASM basis, first quarter 2020 Salaries, wages, and benefits expense increased 0.6 percent, compared with first quarter 2019, as the dollar decreases were more than offset by the 6.7 percent decrease in capacity. On a dollar basis, the majority of the decrease was the result of no Profitsharing expense accrual in first quarter 2020 due to the Company's net loss, compared with a Profitsharing accrual of $88 million in first quarter 2019. The Company implemented new voluntary Time Off Without Pay and Emergency Time Off programs at the end of March. The impacts of these programs are expected to reduce Salaries, wages, and benefits expense in second quarter 2020.

Fuel and oil expense for first quarter 2020 decreased by $145 million, or 14.3 percent, compared with first quarter 2019. On a per ASM basis, first quarter 2020 Fuel and oil expense decreased 8.2 percent, compared with first quarter 2019. On both a dollar and per ASM basis, the majority of these decreases were attributable to lower market jet fuel prices and the remainder of the decrease was due to a significant decrease in fuel gallons consumed. The Company's average jet fuel cost per gallon decreased 7.3 percent, year-over-year, to $1.90 for first quarter 2020, from $2.05 for first quarter 2019. These figures include $24 million, or $.05 per gallon, in premium expense and no cash settlements from fuel derivative contracts in first quarter 2020, compared with $28 million, or $.06 per gallon, in premium expense and $.03 per gallon in favorable cash settlements from fuel derivative contracts in first quarter 2019. The recent market decline in fuel prices reduced the Company's first quarter 2020 Fuel and oil expense by approximately $80 million compared with original projections in January 2020. The Company's fuel efficiency improved slightly during first quarter 2020, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. The ongoing groundings of the Company's most fuel-efficient MAX aircraft continued to have a negative year-over-year impact on ASMs per gallon (fuel efficiency) in first quarter 2020. However, this negative impact on fuel efficiency was more than offset by flight cancellations and Load factor decline in March 2020, due to the COVID-19 pandemic. The Company operated fewer of its oldest, least fuel-efficient 737-700 aircraft due to reduced capacity and, as a result, consumed fewer gallons per ASM in first quarter 2020. These factors, combined, resulted in a slight year-over-year improvement of 0.8 percent in fuel efficiency in first quarter 2020.

As of April 22, 2020, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2020	(b)
2021	55%
2022	37%
Beyond 2022	20%
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) The Company's fuel hedging portfolio remains unchanged since the Company's previous update on February 3, 2020. Due to uncertainty regarding available seat mile plans for 2020, the Company is not providing an estimate for the percent of fuel consumption covered by derivative contracts. The prior disclosure on February 3, 2020, was 59 percent.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred losses in AOCI at March 31, 2020, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2020	Amount of losses deferred in AOCI at March 31, 2020 (net of tax)
Remainder of 2020	$4	$(51)
2021	16	(63)
2022	32	(36)
Beyond 2022	33	(10)
Total	$85	$(160)

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for second quarter 2020 jet fuel prices at different crude oil assumptions as of April 22, 2020, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	Second Quarter 2020 (c)	Full Year 2020 (d)
$15	$.80 - $.90	$.85 - $.95
$20	$.90 - $1.00	$.95 - $1.05
Current Market (a)	$1.00 - $1.10	$1.20 - $1.30
$30	$1.10 - $1.20	$1.15 - $1.25
$40	$1.25 - $1.35	$1.35 - $1.45
$50	$1.50 - $1.60	$1.55 - $1.65
Estimated fuel hedging premium expense per gallon (b)	$.12	$.05 - $.10
Estimated premium costs (b)	$24 million	$97 million
(a) Brent crude oil average market prices as of April 22, 2020, were approximately $26 and $35 per barrel for second quarter 2020 and full year 2020, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above. The Company's fuel hedging premium expense remains unchanged since the Company's previous update on February 3, 2020.
(c) Based on the Company's existing fuel derivative contracts and market prices as of April 22, 2020, second quarter 2020 GAAP and economic fuel costs are estimated to be in the $1.00 to $1.10 per gallon range, including fuel hedging premium expense of approximately $24 million, or $.12 per gallon, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d)Based on the Company's existing fuel derivative contracts and market prices as of April 22, 2020, annual 2020 GAAP and economic fuel costs are estimated to be in the $1.20 to $1.30 per gallon range, including fuel hedging premium expense of approximately $97 million, ranging from $.05 to $.10 per gallon depending on available seat miles, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of April 22, 2020.

Maintenance materials and repairs expense for first quarter 2020 decreased by $21 million, or 7.2 percent, compared with first quarter 2019. On a per ASM basis, Maintenance materials and repairs expense was flat, as the dollar decreases were offset by the 6.7 percent decrease in capacity. On a dollar basis, approximately 60 percent of the decrease was due to the timing of regular airframe maintenance checks, and the majority of the remainder of the decrease was due to lower engine maintenance expense due to decreased flight hours.

Landing fees and airport rentals expense for first quarter 2020 increased by $6 million, or 1.8 percent, compared with first quarter 2019. On a per ASM basis, Landing fees and airport rentals expense increased 9.1 percent, compared with first quarter 2019, primarily as a result of decreased capacity in response to COVID-19 pandemic. On a dollar basis, the majority of the increases were due to an increase in space rental rates and usage at various stations throughout the network, partially offset by the reduced flight operations in March 2020 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for first quarter 2020 increased by $14 million, or 4.7 percent, compared with first quarter 2019. On a per ASM basis, Depreciation and amortization expense increased 12.8 percent, compared with first quarter 2019, primarily as a result of decreased capacity in response to the COVID-19 pandemic. On a dollar basis, the increase was primarily associated with the deployment of new technology assets.

Other operating expenses for first quarter 2020 decreased by $32 million, or 4.4 percent, compared with first quarter 2019. On a per ASM basis, Other operating expenses increased 2.1 percent, compared with first quarter 2019, as the dollar decreases were more than offset by the 6.7 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the decrease was primarily due to lower credit card fees driven by a severe reduction in revenues associated with the COVID-19 pandemic. This was partially offset by aircraft rental expense of $57 million in first quarter 2020, as compared to $43 million in first quarter 2019.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for first quarter 2020 decreased by $3 million, or 9.7 percent, compared with first quarter 2019, primarily due to lower debt balances in first quarter 2020.

Capitalized interest for first quarter 2020 decreased by $4 million, or 44.4 percent, compared with first quarter 2019, primarily due to Boeing's halt of production of the Company's undelivered MAX aircraft as of January 2020.

Interest income for first quarter 2020 decreased by $6 million, or 26.1 percent, compared with first quarter 2019, primarily due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in millions)	2020	2019
Mark-to-market impact from fuel contracts settling in future periods	$2	$—
Mark-to-market impact from interest rate swap agreements	24	—
Other	2	2
	$28	$2

Income Taxes

The Company's effective tax rate was approximately 34.3 percent in first quarter 2020, compared with 23.1 percent in first quarter 2019. The higher first quarter tax rate is a result of the impact of the Company's current forecasted full year 2020 net loss, which would allow the Company to carry back such losses to claim tax refunds against taxes paid related to the tax years 2015 through 2019, some of which were at higher rates than the current year.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2020	2019	Change
Fuel and oil expense, as reported (a)	$870	$1,015
Deduct: Premium cost of fuel contracts	(24)	(28)
Add: Fuel hedge gains included in Fuel and oil expense, net	—	17
Fuel and oil expense, unhedged	$846	$1,004	(15.7)%

Other (gains) losses, net, as reported	$28	$2
Deduct: Mark-to-market impact from fuel contracts settling in future periods (b)	(2)	—
Deduct: Mark-to-market impact from interest rate swap agreements	(24)	—
Other (gains) losses, net, excluding special items	$2	$2	—

Net income (loss), as reported	$(94)	$387
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	2	—
Add: Mark-to-market impact from interest rate swap agreements	24	—
Deduct: Net income (loss) tax impact of special items (c)	(9)	—
Net income (loss), excluding special items	$(77)	$387	n.m.

Net income (loss) per share, diluted, as reported	$(0.18)	$0.70
Add: Impact of special items	0.05	—
Deduct: Net income (loss) tax impact of special items (c)	(0.02)	—
Net income (loss) per share, diluted, excluding special items	$(0.15)	$0.70	n.m.

Operating expenses per ASM (cents)	12.29 ¢	12.26 ¢
Deduct: Fuel and oil expense divided by ASMs	(2.46)	(2.68)
Deduct: Profitsharing expense divided by ASMs	—	(0.23)
Operating expenses per ASM, excluding Fuel and oil expense and profitsharing (cents)	9.83 ¢	9.35 ¢	5.1%
(a) There were no adjustments in either period presented resulting in a difference between the Company's GAAP (as reported) results and its economic Fuel and oil expense. See the Note Regarding the Use of Non–GAAP Financial Measures.
(b) Includes $2 million of losses that were reclassified from AOCI into Other (gains) losses, net. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(c) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	March 31, 2020		March 31, 2019
Operating income, as reported	$2,343		$3,094
Net impact from fuel contracts	—		(7)
Operating income, non-GAAP	$2,343		$3,087
Net adjustment for aircraft leases (a)	134		102
Adjusted operating income, non-GAAP (A)	$2,477		$3,189

Non-GAAP tax rate (B)	21.4%	(d)	22.1%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$1,947		$2,486

Debt, including finance leases (b)	$3,412		$3,422
Equity (b)	9,714		9,883
Net present value of aircraft operating leases (b)	492		566
Average invested capital	$13,618		$13,871
Equity adjustment for hedge accounting (c)	42		(169)
Adjusted average invested capital (D)	$13,660		$13,702

Non-GAAP ROIC, pre-tax (A/D)	18.1%		23.3%

Non-GAAP ROIC, after tax (C/D)	14.3%		18.1%

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
(d) The GAAP twelve month rolling tax rate as of March 31, 2020, was 21.3 percent, and the Non-GAAP twelve month rolling tax rate was 21.4 percent. Utilizing either rate would have resulted in the same Non-GAAP ROIC, after-tax, for the twelve months ended March 31, 2020. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP twelve month rolling tax rate as of March 31, 2019, was 22.1 percent, and the Non-GAAP twelve month rolling tax rate was also 22.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, unhedged; Other (gains) losses, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; Operating expenses per ASM, excluding Fuel and oil expense and profitsharing (cents); Operating income, non-GAAP; Adjusted operating income, non-GAAP; and twelve month rolling income tax rate, non-GAAP. The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 4 to the unaudited Condensed Consolidated Financial Statements.

The Company’s GAAP results in the applicable periods may include other charges or benefits that are also deemed "special items," that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends. Financial measures identified as non-GAAP (or as excluding special items) have been adjusted to exclude special items. For the periods presented, in addition to the items discussed above, special items include a $24 million unrealized loss recorded to Other (gains) and losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), related to nine forward-starting interest rate swap agreements. During first quarter 2020, the interest rate swap agreements, which were related to nine 737 MAX 8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Other (gains) losses, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; Operating expenses per ASM, excluding Fuel and oil expense and profitsharing (cents); Operating income, non-GAAP; Adjusted operating income, non-GAAP; and twelve month rolling income tax rate, non-GAAP.

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

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's low balance sheet leverage, large base of unencumbered assets, and investment grade credit ratings, the Company has been able to quickly access additional liquidity during March and April 2020, as Customer cancellations spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Notes 2 and 13 to the unaudited Condensed Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed, assistance obtained and available to the Company under the CARES Act, and measures taken subsequent to March 31, 2020. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements. Much uncertainty remains about the time it will take for air travel demand to recover, and the Company continues to assess its immediate and near-term liquidity needs. As of April 24, 2020, the Company had increased its Cash, cash equivalents, and short-term investments to approximately $9.3 billion, compared to the $5.5 billion in such balances as of March 31, 2020. The Company also continues to pursue and assess various sources and options including public, private, and government debt and equity securities to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

Net cash used in operating activities was $377 million for the three months ended March 31, 2020, compared with $1.1 billion provided by operating activities in the same prior year period. The operating cash flows for the three months ended March 31, 2020, were affected primarily by a $1.3 billion decrease in Accounts payable and accrued expenses, primarily due to the Company's payout of its 2019 $667 million ProfitSharing distribution to Employees, as well as a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the March drop in passenger ticket sales. These were partially offset by a $701 million increase in Air traffic liability. The increase in Air traffic liability resulted from January and February 2020 bookings, which were then significantly impacted by a decline in Customer demand and increased trip cancellations attributable to concerns relating to the COVID-19 pandemic, primarily in March 2020. For the three months ended March 31, 2019, in addition to the Company's Net income (as adjusted for noncash items), there was a $944 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operations to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the CARES Act. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities was $5 million during the three months ended March 31, 2020, compared with $164 million provided by investing activities in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. The Company received $300 million of Supplier proceeds during the three months ended March 31, 2020, which the Company considers an offset to its annual 2020 aircraft capital expenditures. The Company has received an additional $128 million of Supplier proceeds in second quarter 2020. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. During the three months ended March 31, 2020, Capital expenditures were $224 million, the majority of which included ongoing technology projects and progress payments related to new aircraft to be delivered to the Company. This compared with $160 million in Capital expenditures during the same prior year period, the majority of which were due to ongoing technology projects. Capital expenditures increased, year-over-year, largely due to an increase in progress payments in first quarter 2020. The majority of capital investment projects originally planned for 2020 have been canceled or deferred, and thus far, the Company has reduced its annual 2020 capital spending more than $1 billion, compared with original plans. In light of the current environment, the Company and Boeing recently agreed to an arrangement requiring the Company to take delivery of no more than 48 aircraft from Boeing through December 31, 2021. The Company and Boeing have agreed to make reasonable efforts in coming months to agree to a new delivery schedule that reflects this arrangement. The Company will continue collaborating with Boeing to review its aircraft order book, and make any further adjustments to the delivery schedule and its capital expenditures as circumstances related to the MAX groundings and COVID-19 pandemic evolve. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic. During the three months ended March 31, 2020, the Company's transactions in short-term and noncurrent investments resulted in a net cash outflow of $81 million, compared with a $324 million inflow during the same prior year period.

Net cash provided by financing activities was $1.8 billion during the three months ended March 31, 2020, compared with $779 million used in financing activities for the same prior year period. During the three months ended March 31, 2020, the Company borrowed $2.5 billion, including $1.0 billion through the 364-day term loan credit facility agreement (the "364–Day Credit Agreement"), $1.0 billion under its existing $1.0 billion revolving credit facility expiring in August 2022 (the "Revolving Credit Agreement"), and $500 million through 2.65% senior unsecured notes due 2030. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements. The Company also repurchased $451 million of its outstanding common stock through the First Quarter 2020 ASR Program and open market share repurchases, paid $188 million in cash dividends to Shareholders, and repaid $78 million in debt and finance lease obligations. The Company expects to repay approximately $741 million in debt and finance lease obligations in the remainder of 2020. During the three months ended March 31, 2019, the Company repurchased $500 million of its outstanding common stock through an accelerated share repurchase program, paid $178 million in cash dividends to Shareholders, and repaid $99 million in debt and finance lease obligations.

The Company currently estimates its average daily cash burn to be in the range of $30 million to $35 million in second quarter 2020, compared with its original expectations, prior to the COVID-19 pandemic, in the range of $60 million to $65 million. The Company is evaluating additional measures to further improve its cash burn. Average daily cash burn is calculated as the sum of cash outflows, capital expenditures, and debt service obligations without impacts from cash sales, refunds, or proceeds from financing transactions and the Payroll Support Program.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes or for repayment of the 364-Day Credit Agreement, as required therein.

On March 17, 2020, Moody's downgraded the Company's credit ratings to "Baa1" from "A3." On March 18, 2020, Standard & Poor's downgraded the Company's credit ratings to "BBB" from "BBB+." On April 10, 2020, Fitch downgraded the Company's credit ratings to "BBB+" from "A-." The downgrades of the Company's investment grade ratings were based on the Company's increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

During February 2020, the Company issued $500 million senior unsecured notes due 2030. The notes bear interest at 2.625 percent. Interest is payable semi-annually in arrears on February 10 and August 10, beginning in 2020.

On March 16, 2020, the Company drew down $1.0 billion under the Revolving Credit Agreement. On March 30, 2020, the Company amended the agreement by providing a security interest in certain aircraft and related assets to the lenders (the "Amended and Restated Revolving Credit Agreement"). The Amended and Restated Revolving Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the Amended and Restated Revolving Credit Agreement is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200 basis points, with a LIBOR floor of 1 percent. The Amended and Restated Revolving Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity level of $2.5 billion in addition to, at all times after March 31, 2021, a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2020, the Company was in compliance with the liquidity covenant and $1.0 billion was outstanding under the Amended and Restated Revolving Credit Agreement. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements.

On March 12, 2020, the Company entered into the 364-day Credit Agreement with a syndicate of lenders identified in the 364-Day Credit Agreement that was drawn in full on the closing date. On March 30, 2020, the Company amended and restated the 364-Day Credit Agreement (the “Amended and Restated 364-Day Credit Agreement”) with a syndicate of lenders identified in the Amended and Restated 364-Day Credit Agreement to add additional term loan commitments of $2.3 billion, add an uncommitted accordion increase provision to permit additional term loans in an aggregate amount not to exceed $417 million, amend the pricing, amend certain covenants, add certain covenants, and provide for the grant of a security interest in certain aircraft and related assets. The additional $2.3 billion available in the Amended and Restated 364-Day Credit Agreement was fully drawn on April 1, 2020, and matures in full on March 29, 2021. On April 24, 2020, the Company received another $350 million in funds pursuant to its approximately $417 million accordion provision as part of the 364-day term loan agreement. The Company has approximately $67 million remaining under this provision. The amended facility contains a financial covenant requiring the Company to maintain a minimum liquidity level of $2.5 billion in addition to, at all times after March 31, 2021, a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2020, the Company was in compliance with the liquidity covenant. The Amended and Restated 364-Day Credit Agreement is subject to mandatory prepayment requirements with the net proceeds of certain capital market transactions that may occur prior to its maturity. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements.

During first quarter 2020, the Company launched the First Quarter 2020 ASR Program, resulting in 6.4 million shares being received for $366 million. During the quarter, the Company also repurchased $85 million of its shares of common stock on the open market. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. As of March 31, 2020, the Company had $899 million remaining under its May 2019 $2.0 billion share repurchase authorization. The Company has suspended dividends and share repurchase programs until further notice.

The Company routinely carries a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $5.5 billion as of March 31, 2020, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to rapidly evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic. The Company will continue to consider various financing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

In light of the current environment, the Company and Boeing recently agreed to an arrangement requiring the Company to take delivery of no more than 48 aircraft from Boeing through December 31, 2021. While the Company and Boeing have agreed to make reasonable efforts in coming months to agree to a new delivery schedule that reflects this arrangement, the delivery schedule below reflects existing contractual commitments. In addition to the firm deliveries from Boeing, the Company has existing agreements with various third parties to lease 16 MAX aircraft to be delivered in 2020 according to the current delivery schedule. The Company will continue collaborating with Boeing to review its aircraft order book and make any further adjustments to the delivery schedule as circumstances related to the MAX groundings and COVID-19 pandemic evolve. The Company offers no assurances that current estimations and timelines are correct.

As of March 31, 2020, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

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

Based on the Company's contractual obligations as of March 31, 2020, and shifting the 40 aircraft undelivered in 2019 into 2020, the Company's capital commitments associated with these firm orders are as follows: $2.1 billion remaining in 2020, $1.7 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, $1.9 billion in 2024, and $1.5 billion thereafter. The Company's aircraft spending could be further impacted by the status of the grounding of the MAX aircraft, as all MAX deliveries are suspended until the FAA order is rescinded. The timeline of future deliveries is uncertain.

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

The following table details information on the aircraft in the Company's fleet as of March 31, 2020:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	16	501	(a)	391	110
737-800	175	5	207		200	7
737 MAX 8	175	2	34	(b)	31	3
Totals		12	742		622	120
(a) Included 93 Boeing 737 Next Generation aircraft removed from active fleet and placed in long-term storage as of March 31, 2020.
(b) All 34 of the Company's MAX 8 aircraft were grounded as of March 13, 2019, to comply with an FAA emergency order issued for all U.S. airlines to ground all MAX aircraft. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•
the Company’s financial outlook, goals, expectations, and projected results of operations, including factors and assumptions underlying the Company’s projections, in particular assumptions regarding the impact of the COVID-19 pandemic, and the MAX groundings and the timing of the MAX return to service;

•	the Company’s expectations about future receipts pursuant to the Payroll Support Program under the CARES Act;

•
the Company’s plans and expectations regarding its fleet, its fleet order book, and its fleet delivery schedule, including factors and assumptions underlying the Company’s plans and expectations, in particular the impacts of the COVID-19 pandemic and the MAX groundings;

•	the Company's plans and expectations related to the return of the MAX to service;

•	the Company’s capacity plans and expectations, including factors and assumptions underlying the Company's plans and expectations, in particular the impacts of the COVID-19 pandemic;

•	the Company’s network plans;

•
the Company’s plans, expectations, and estimates related to fuel costs and the Company’s related management of risk associated with changing jet fuel prices, including the assumptions underlying the estimates;

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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•
the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, and the extent of the impact of the COVID-19 pandemic on overall demand for air travel and the Company’s access to capital;

•
the impact of fears or actual outbreaks of infectious disease, economic conditions, governmental actions, extreme or severe weather and natural disasters, fears of terrorism or war, actions of competitors, fuel prices, consumer perception, and other factors beyond the Company's control, on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;

•
the U.S. Treasury’s right pursuant to the Payroll Support Program to amend the documents or require new or additional conditions of the payroll support in ways that may be materially adverse to the Company;

•
the enactment or adoption of future laws, statutes, and regulations and interpretation or enforcement of current and future laws, statutes, and regulations that affect the terms or application of the Payroll Support Program documents and that may have a material adverse effect on the Company;

•
the Company's dependence on Boeing and the Federal Aviation Administration with respect to the timing of the return of the 737 MAX to service and any related changes to the Company's operational and financial assumptions and decisions;

•	the Company's dependence on Boeing with respect to the Company's fleet order book and delivery schedule;

•	the Company’s dependence on other third parties, and the impact on the Company’s operations and results of operations of any third party delays or non-performance;

•
the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions, on the Company's business plans and results of operations;

•	the impact of labor matters on the Company’s results of operations, business decisions, plans, and strategies; and

•
other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2020, the estimated fair value of outstanding contracts was an asset of $85 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2020, the Company had agreements with nine counterparties with respect to which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2020, $20 million in cash collateral deposits were held by the Company from counterparties based on its outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of March 31, 2020, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company is also subject to the risk that it cannot meet the covenants of the Amended and Restated Revolving Credit Agreement and the Amended and Restated 364–Day Credit Agreement. The Amended and Restated Revolving Credit Agreement and the Amended and Restated 364–Day Credit Agreement each contain a financial covenant requiring the Company to maintain a minimum liquidity level of $2.5 billion in addition to, at all times after March 31, 2021, a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of March 31, 2020, the Company was in compliance with the liquidity covenant. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements.

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

Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2020.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2020, no holdbacks are in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two of the objectors dismissed their appeals, and the Company and the other settling parties moved to dismiss the remaining appeal because the district court did not certify the approval order as appealable. After the district court denied the remaining objectors' request to certify the approval order as a final appealable order, on November 6, 2019, the objectors asked the court of appeals to dismiss their appeal. The court of appeals has instructed the parties to brief the jurisdictional issues together with the merits of the objectors' objections to the settlement. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. The Company denies all allegations of wrongdoing, including those in the complaint that were not dismissed. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The initial complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and June 25, 2019. The complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. The Company denies all allegations of wrongdoing, including those in the complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

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

Item 1A. Risk Factors

Except for the additional risk factor(s) set forth below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely affect, the Company’s results of operations, financial position, and liquidity.

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. Demand for both business and leisure air travel has declined significantly due to the COVID-19 pandemic, and the Company has responded by reducing its published flight schedule; instituting a hiring freeze; offering voluntary leave options for Employees; and aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals. The extent of the impact of the COVID-19 pandemic on the Company’s business and its financial and operational performance will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 pandemic; the duration and scope of related federal, state, and local government orders and restrictions; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and the Company’s access to capital, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Federal, state, and local authorities have imposed self-quarantine requirements, issued directives forcing businesses to temporarily close, restricted international air travel, and issued shelter-in-place and similar orders limiting the movement of individuals. Additionally, businesses have restricted non-essential travel for their employees. Such measures have depressed demand for air travel, disrupted the Company’s operations, and materially adversely affected the Company’s business. The cancellation of flights, both in March 2020 and for future periods, has resulted in a significant amount of cash refunds and the issuance of travel credits to Customers. The total value of refunds, excluding taxes and related fees, issued to Customers during March 2020 was $248 million. As of April 24th, the total value of refunds, excluding taxes and related fees, issued to Customers month-to-date April 2020 was roughly half of March 2020 levels. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been well below the Company’s expectations. The cancellations and cash refunds have negatively affected the Company's revenues and liquidity, and it expects such negative effects to continue. The Company will continue to be materially adversely affected if government authorities extend existing orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, or if businesses continue to restrict nonessential travel for their employees, or if fear of travel continues to depress future ticket sales.

Certain Employees of the Company, and employees of its suppliers and service providers, including airport and air traffic personnel, have tested positive for or been suspected of having COVID-19. These cases have resulted in the closure of facilities, reduction in available staffing, and disruptions to the Company’s overall operations. Additional instances of actual or perceived risk of infection among the Company’s Employees, or its suppliers’ or service providers’ employees, could further negatively impact the Company’s operations. The Company could also be materially adversely affected if it is unable to effectively address employment-related matters, or maintain satisfactory relations with its Employees or its Employees’ Representatives.

Moreover, the ability to attract and retain passengers depends, in part, upon the perception and reputation of the Company and the public’s concerns regarding the health and safety of travel generally, especially regarding airline travel. Actual or perceived risk of infection on Company flights could have a material adverse effect on the public's perception of the Company, which could harm its reputation and business. The Company expects it will continue to incur COVID-19 related costs as it sanitizes airplanes and implements additional hygiene-related protocol to airplanes, and takes other action to limit infection among its Employees and passengers. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The COVID-19 pandemic may also materially and adversely affect the Company’s supply chain. For example, the Company is dependent on Boeing as its sole supplier for many of its aircraft parts. See “Item 1A. Risk Factors-The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Further prolonged grounding by the FAA of the Boeing 737 MAX aircraft could materially and adversely affect the Company’s business plans, strategies, and results of operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for further discussion of and risks related to the Company’s relationship with Boeing. The Company is also dependent on (i) sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services, (ii) third party vendors, and (iii) service providers. The COVID-19 pandemic could result in performance problems, ceased operations, or bankruptcies among these suppliers, third party vendors, and service providers. If a supplier, third party vendor, or service provider is unable to timely provide adequate products or support for its products, or otherwise fulfill its commitments to the Company, the Company’s operations could be materially adversely affected.

The effects of the COVID-19 pandemic on the financial markets may materially and adversely affect the Company’s access to capital and cost of capital, including its ability to raise funds through equity or debt financings. The COVID-19 pandemic has resulted in significant disruption of global financial markets, which has negatively impacted the value of the Company’s common stock and its debt ratings and could negatively affect the Company’s liquidity. For example, as a result of the economic effects of the COVID-19 pandemic, in March and April 2020, Moody’s, S&P Global, and Fitch downgraded the Company’s senior unsecured debt ratings, and S&P Global and Fitch downgraded the Company's issuer ratings. In addition, all three rating agencies placed the Company's ratings on review for further downgrade. If the Company’s credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to the Company’s rating levels, the airline industry, or the Company, the Company’s access to capital and the cost of any debt financing will be negatively affected. In addition, in response to liquidity concerns related to the COVID-19 pandemic and breaking with historical practice, the Company has recently taken on shorter-term debt in the form of its Amended and Restated 364-Day Credit Agreement and secured both its Amended and Restated 364-Day Agreement and its Amended and Restated Revolving Credit Agreement. Further, the Company has taken government assistance under the CARES Act, which requires the Company to comply with related restrictive provisions, including limitations on share buybacks and dividends, limitations on executive compensation, and other requirements described in “The Company has agreed to certain restrictions on its business by accepting financing under the CARES Act” below. The Company continues to evaluate potential sources of additional liquidity in the short-term. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may further restrict the Company’s business operations. The extent to which the COVID-19 outbreak affects the Company’s earnings and liquidity will depend, in part, on the Company’s ability to successfully access capital. There is no guarantee that debt or equity financings will be available in the future to fund the Company’s obligations, or that they will be available on terms consistent with the Company’s expectations.

In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on the Company’s medium- and long-term financial condition and operations. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns, including reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Any significant increases in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of the virus would likely continue to have a negative impact on passenger bookings, and these effects could exist for an extensive period of time. The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

The Company has agreed to certain restrictions on its business by accepting financing under the CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as the Company, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the United States Department of the Treasury (the “Treasury”).

In April 2020, the Company reached an agreement in principle with the Treasury with respect to funding support pursuant to the Payroll Support Program. Funds received under the Payroll Support Program are expected to be used to pay Employee wages and benefits through September 30, 2020. The Company’s expected aggregate receipts under the Payroll Support Program total approximately $3.3 billion, for which the Company expects to provide the Treasury consideration in the form of a promissory note representing a $948 million unsecured term loan to the Company and of warrants to purchase up to an aggregate of 2.6 million shares of the Company’s common stock, subject to adjustment by the Treasury in each case. On April 21, 2020, the Company received approximately $1.6 billion of expected proceeds, or 50 percent, for which the Company provided consideration of a promissory note representing a $459 million unsecured term loan and of warrants to purchase up to an aggregate of 1.3 million shares of the Company’s common stock. The remainder of the funds are expected to be disbursed to the Company, and the additional warrants are expected to be issued, in three installments from May to July 2020.

By accepting financing under the CARES Act, the Company has agreed to certain restrictions on its business, including:

•	The Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock until September 30, 2021;

•
The Company must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until March 24, 2022;

•	The Company is prohibited from involuntary terminations or furloughs of its Employees (except for death, disability, cause, or certain disciplinary reasons) until September 30, 2020;

•
The Company may not reduce the salary, wages, or benefits of its Employees (other than its Executive Officers or independent contractors, or as otherwise permitted under the terms of the Payroll Support Program) until September 30, 2020;

•
Until March 1, 2022, the Company must comply with any requirement issued by the Department of Transportation (“DOT”) that the Company maintain certain scheduled air transportation service as DOT deems necessary to ensure services to any point served by the Company before March 1, 2020; and

•	The Company must maintain certain internal controls and records relating to the CARES Act funds, and is subject to additional reporting requirements.

These restrictions may affect the profitability of the Company’s business activities, require that the Company change certain of its business practices, affect retention of key personnel, and expose the Company to additional costs (including increased compliance costs). Additionally, the Company could be required to issue additional warrants if it participates in additional loan programs under the CARES Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
				Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

	Total number of shares purchased	Average price paid per share

Period
January 1, 2020 through January 31, 2020	1,835,017	$—	(2)	1,835,017	$1,350,051,674
February 1, 2020 through February 29, 2020	1,300,018	$—	(2)(3)(4)	1,300,018	$831,202,514
March 1, 2020 through March 31, 2020	7,879,876	$—	(3)(5)	7,879,876	$898,812,340
Total	11,014,911			11,014,911

(1)
On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Repurchases are made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions, and may be discontinued at any time. On March 16, 2020, the Company announced it was suspending further share repurchase activity following completion of the First Quarter 2020 ASR Program until further notice.

(2)
Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2019 (the “Fourth Quarter 2019 ASR Program”), the Company paid $550 million and received an initial delivery of 7,276,275 shares during December 2019, representing an estimated 75 percent of the shares to be purchased by the Company under the Fourth Quarter 2019 ASR Program based on a volume-weighted average price of $56.6911 per share of the Company’s common stock on the New York Stock Exchange during a calculation period between November 13, 2019 and December 11, 2019. The third party financial institution delivered an additional 1,835,017 shares to the Company in further partial settlements of the Fourth Quarter 2019 ASR Program in January 2020, which was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during calculation periods completed in January 2020. Final settlement of the Fourth Quarter 2019 ASR Program occurred in February 2020 and was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in February 2020. Upon settlement, the third party financial institution delivered 900,018 additional shares of the Company’s common stock to the Company. In total, the average purchase price per share for the 10,011,310 shares repurchased under the Fourth Quarter 2019 ASR Program, upon completion of the Fourth Quarter 2019 ASR Program in February 2020, was $54.9379.

(3)
Under the First Quarter 2020 ASR Program launched in February 2020, the Company paid $500 million and received delivery of 6,405,876 shares during March 2020, representing 75 percent of the shares originally expected to be repurchased under the First Quarter 2020 ASR Program. The third party financial institution exercised its early termination option in March 2020, and sent cash proceeds totaling $134.2 million to the Company in March 2020 to settle the transaction. In total, the average purchase price per share for the 6,405,876 shares repurchased under the First Quarter 2020 ASR Program, upon completion of the First Quarter 2020 ASR Program in March 2020, was $57.1030.

(4)	During the period from February 27, 2020 through February 28, 2020, the Company repurchased 400,000 shares of its common stock on the open market at an average price of $47.1229.

(5)	During March 2020, the Company repurchased 1,474,000 shares of its common stock on the open market under an additional share repurchase plan at an average price of $45.1799 per share.

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

10.1
$1,000,000,000 364-Day Credit Agreement among Southwest Airlines Co., the Banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, dated as of March 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2020 (File No, 1-7259)).

10.2
Amended and Restated 364-Day Credit Agreement among Southwest Airlines Co., the Banks party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Chase Bank, N.A., BofA Securities, Inc., and BNP Paribas, as Joint Lead Arrangers and Joint Bookrunners, and Bank of China, New York Branch, Morgan Stanley Senior Funding, Inc., and Wells Fargo Bank, N.A., as Documentation Agents, dated as of March 30, 2020.

10.3
First Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, among Southwest Airlines Co., the Banks party thereto, J.P. Morgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of March 30, 2020.

10.4	Payroll Support Program Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020.
10.5	Warrant Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020.
10.6	Promissory Note, from Southwest Airlines Co. to the United States Department of the Treasury, dated April 20, 2020.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (1)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

April 28, 2020	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)