Form 10-Q
period 2020-06-30
SOUTHWEST AIRLINES CO
filed 2020-07-27
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
        Number of shares of Common Stock outstanding as of the close of business on July 23, 2020: 589,872,108

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2020 and 2019
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2020 and 2019
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,351	$2,548
Short-term investments	2,106	1,524
Accounts and other receivables	770	1,086
Inventories of parts and supplies, at cost	422	529
Prepaid expenses and other current assets	223	287
Total current assets	15,872	5,974

Property and equipment, at cost:
Flight equipment	20,943	21,629
Ground property and equipment	5,923	5,672
Deposits on flight equipment purchase contracts	306	248
Assets constructed for others	239	164
	27,411	27,713
Less allowance for depreciation and amortization	11,164	10,688
	16,247	17,025
Goodwill	970	970
Operating lease right-of-use assets	1,845	1,349
Other assets	662	577
	$35,596	$25,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$970	$1,574
Accrued liabilities	2,372	1,749
Current operating lease liabilities	336	353
Air traffic liability	4,988	4,457
Current maturities of long-term debt	695	819
Total current liabilities	9,361	8,952

Long-term debt less current maturities	8,905	1,846
Air traffic liability - noncurrent	1,891	1,053
Deferred income taxes	2,114	2,364
Construction obligation	239	164
Noncurrent operating lease liabilities	1,486	978
Other noncurrent liabilities	722	706
Stockholders' equity:
Common stock	888	808
Capital in excess of par value	4,159	1,581
Retained earnings	16,842	17,945
Accumulated other comprehensive loss	(130)	(61)
Treasury stock, at cost	(10,881)	(10,441)
Total stockholders' equity	10,878	9,832
	$35,596	$25,895
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Passenger	$704	$5,487	$4,549	$10,231
Freight	38	44	77	87
Other	266	378	616	741
Total operating revenues	1,008	5,909	5,242	11,059

OPERATING EXPENSES:
Salaries, wages, and benefits	1,714	2,068	3,568	4,043
Payroll support, voluntary separation, net	(784)	—	(784)	—
Fuel and oil	257	1,136	1,128	2,152
Maintenance materials and repairs	140	310	412	603
Landing fees and airport rentals	275	357	614	691
Depreciation and amortization	313	302	624	598
Other operating expenses, net	220	768	917	1,499
Total operating expenses	2,135	4,941	6,479	9,586

OPERATING INCOME (LOSS)	(1,127)	968	(1,237)	1,473

OTHER EXPENSES (INCOME):
Interest expense	96	31	124	61
Capitalized interest	(7)	(9)	(12)	(17)
Interest income	(9)	(24)	(26)	(47)
Other (gains) losses, net	32	2	60	4
Total other expenses (income)	112	—	146	1

INCOME (LOSS) BEFORE INCOME TAXES	(1,239)	968	(1,383)	1,472
PROVISION FOR INCOME TAXES	(324)	227	(374)	344

NET INCOME (LOSS)	$(915)	$741	$(1,009)	$1,128

NET INCOME (LOSS) PER SHARE, BASIC	$(1.63)	$1.37	$(1.87)	$2.06

NET INCOME (LOSS) PER SHARE, DILUTED	$(1.63)	$1.37	$(1.87)	$2.06

COMPREHENSIVE INCOME (LOSS)	$(859)	$675	$(1,078)	$1,138

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	563	542	539	547
Diluted	563	542	539	547
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	6	(2)
Share-based compensation	—	9	—	—	—	9
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Comprehensive loss	—	—	(94)	(125)	—	(219)
Balance at March 31, 2020	$808	$1,582	$17,757	$(186)	$(10,886)	$9,075
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	5	13
Share-based compensation	—	(2)	—	—	—	(2)
Stock warrants	—	35	—	—	—	35
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive loss	—	—	(915)	56	—	(859)
Balance at June 30, 2020	$888	$4,159	$16,842	$(130)	$(10,881)	$10,878

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-12, Leases, codified in Accounting Standards Codification 842	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	6	(4)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $0.160 per share	—	—	(89)	—	—	(89)
Comprehensive income	—	—	387	76	—	463
Balance at March 31, 2019	$808	$1,513	$16,320	$96	$(8,946)	$9,791
Repurchase of common stock	—	—	—	—	(450)	(450)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	2	10
Share-based compensation	—	13	—	—	—	13
Cash dividends, $0.180 per share	—	—	(99)	—	—	(99)
Comprehensive income	—	—	741	(66)	—	675
Balance at June 30, 2019	$808	$1,534	$16,962	$30	$(9,394)	$9,940
        See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(915)	$741	$(1,009)	$1,128
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	313	302	624	598
Unrealized/realized (gain) loss on fuel derivative instruments	6	—	8	—
Deferred income taxes	(181)	36	(230)	50
Gain on sale-leaseback transactions	(222)	—	(222)	—
Changes in certain assets and liabilities:
Accounts and other receivables	(119)	18	64	(204)
Other assets	224	86	282	115
Accounts payable and accrued liabilities	1,200	(89)	(90)	(346)
Air traffic liability	667	(30)	1,368	914
Other liabilities	(74)	(54)	(206)	(123)
Cash collateral received from (provided to) derivative counterparties	12	(15)	7	—
Other, net	(14)	(29)	(76)	(61)
Net cash provided by operating activities	897	966	520	2,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(113)	(230)	(336)	(390)
Supplier proceeds	128	—	428	—
Proceeds from sale-leaseback transactions	815	—	815	—
Purchases of short-term investments	(1,316)	(550)	(2,345)	(800)
Proceeds from sales of short-term and other investments	818	528	1,765	1,103
Net cash provided by (used in) investing activities	332	(252)	327	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,294	—	2,294	—
Proceeds from issuance of long-term debt	3,997	—	4,497	—
Proceeds from term loan credit facility	2,683	—	3,683	—
Proceeds from revolving credit facility	—	—	1,000	—
Proceeds from convertible notes	2,300	—	2,300	—
Proceeds from Payroll Support Program loan and warrants	885	—	885	—
Proceeds from Employee stock plans	13	10	24	20
Repurchase of common stock	—	(450)	(451)	(950)
Payments of long-term debt and finance lease obligations	(159)	(75)	(237)	(175)
Payments of term loan credit facility	(3,683)	—	(3,683)	—
Payments of revolving credit facility	(1,000)	—	(1,000)	—
Payments of cash dividends	—	(98)	(188)	(276)
Capitalized financing costs	(171)	—	(176)	—
Other, net	23	1	8	(11)
Net cash provided by (used in) financing activities	7,182	(612)	8,956	(1,392)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,411	102	9,803	592
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,940	2,344	2,548	1,854
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,351	$2,446	$12,351	$2,446

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$40	$33	$54	$48
Income taxes	$5	$314	$10	$318

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use assets acquired under operating leases	$661	$—	$686	$—
Assets constructed for others	$41	$24	$75	$45

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2020 and 2019 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, in 2020, as a result of the COVID-19 pandemic, the Company's results were not in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Cash Flows for the six months ended June 30, 2020, the Company has reclassified debt issuance costs of $5 million from Other, net, within the financing activities section to Capitalized financing costs.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic have changed the U.S. economic landscape, outlook, and in particular the travel industry, has been swift and unexpected. The Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated during the remainder of first quarter and into second quarter, when trip cancellations outpaced new passenger bookings during the majority of March and April 2020. The Company began proactively canceling a significant portion of its scheduled flights in March, and continued making cancellations throughout second quarter, as the Company grounded a significant portion of its fleet and operated a fraction of its previously scheduled capacity. The Company continued to experience significant negative impacts to passenger demand and bookings in second quarter 2020 due to the pandemic.

Based on these events and the uncertainty they created, the Company immediately began to focus on its liquidity, including quickly and substantially enhancing its cash holdings. Since the beginning of 2020, the Company has raised a total of $17.3 billion, net of fees.

On April 20, 2020, the Company entered into definitive documentation with the United States Department of Treasury (the "Treasury") with respect to funding support pursuant to the Payroll Support Program ("Payroll Support") under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Payroll Support funds must be used to pay employee wages and benefits through at least September 30, 2020. The Company's expected aggregate receipts under the Payroll Support total approximately $3.3 billion. As consideration for the Payroll Support, the Company issued a promissory note (the "Note") in favor of the Treasury and entered into a warrant agreement with the Treasury (the "Warrant Agreement"), pursuant to which the Company agreed to issue warrants (each, a "Warrant") to purchase common stock of the Company to the Treasury. The Note was issued in an initial amount of $459 million, and the Company issued an initial Warrant to purchase up to 1.3 million shares of the Company's common stock. In accordance with the terms of the Note and the Warrant Agreement, upon each subsequent disbursement of Payroll Support to the Company (i) the principal amount of the Note will automatically be increased in an amount equal to 30 percent of any such disbursement and (ii) the Company will issue an additional Warrant to the Treasury in an amount equal to 10 percent of the principal amount of the increase to the Note in connection with such disbursement of Payroll Support, divided by the strike price of $36.47 (which was the closing price of the Company's common stock on April 9, 2020).

Through June 30, 2020, the Company has received three of four expected installments of Payroll Support, representing 90 percent of the expected Payroll Support from the Treasury. These cumulative amounts totaled $2.9 billion, including $1.6 billion received in April and $652 million received in both May and June 2020. As of June 30, 2020, the Company has provided a Note in the aggregate amount of $850 million and issued Warrants valued at a total of $35 million to purchase up to an aggregate of 2.3 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the Warrants. Pursuant to the terms of the Payroll Support Program agreement and the CARES Act, the Payroll Support funds may only be utilized to pay qualifying salaries, wages, and benefits, as defined in the CARES Act. As of June 30, 2020, excluding the $850 million Note and the $1.1 billion in Payroll Support already allocated to reduce eligible costs in second quarter 2020, approximately $957 million in Payroll Support funds remain to be allocated during third quarter 2020 and were within Accrued liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet. Such funds are included as part of Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2020. The Company expects the final 10 percent, or $326 million, of Payroll Support to be received in late July 2020, for which the Company expects to provide consideration in the form of an increase of the Note in an amount of $98 million and issue a Warrant to purchase up to 268 thousand shares of the Company's common stock, subject to adjustment pursuant to the terms of the Warrant.

The Note matures in full on April 19, 2030, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. The Company has an option to prepay the Note at any time without premium or penalty. Amounts outstanding under the Note bear interest at a rate

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

of 1.00 percent before April 20, 2025 and, afterwards, at a rate equal to the Secured Overnight Financing Rate or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The Note contains customary representations and warranties and events of default.

The Warrant Agreement sets out the Company’s obligations to issue Warrants in connection with disbursements of Payroll Support and to file a resale shelf registration statement for the Warrants and the underlying shares of common stock. The Company has also granted the Treasury certain demand underwritten offering and piggyback registration rights with respect to the Warrants and the underlying common stock. Each Warrant is exercisable at a strike price of $36.47 per share of common stock and will expire on the fifth anniversary of the issue date of such Warrant. The Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The Warrants include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions. The Warrants do not have voting rights.

Although the Company has not yet decided whether it will participate in the separate secured loan program established under the CARES Act, it did sign a non-binding letter of intent, effective in June, with the Treasury with respect to a potential loan with an estimated principal amount of approximately $2.8 billion. This was the next step in the loan application process, and the Company expects to receive further information about the secured loan program in third quarter 2020.

In addition to obtaining financing under the CARES Act as well as accessing the capital markets, the Company believes it has made significant progress on bolstering its liquidity through cost reductions. These efforts include aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals; reducing the Company's published flight schedule; placing a significant number of aircraft in storage; implementing voluntary time-off programs for Employees; suspending all hiring and non-contract salary increases; reducing named executive officer salaries and Board of Director cash retainer fees by 20 percent; and modifying vendor and supplier payment terms. The Company will continue evaluating the need for further flight schedule adjustments. To support physical-distancing, the Company is currently limiting the number of seats sold on each flight to allow for middle seats to remain open for Customers who are not traveling together through at least October 2020, and will evaluate the possibility of extending this policy beyond October.

On June 1, 2020, the Company announced Voluntary Separation Program 2020, a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service. Virtually all of the Company’s Employees hired before June 1, 2020 were eligible to participate in the Voluntary Separation Program 2020. Employees electing to participate in Voluntary Separation Program 2020 were required to notify the Company of their election no later than July 15, 2020--with the stipulation that all Employees electing to participate had a total of seven days from their date of initial election to rescind their election and remain employed by the Company. Following the deadline to rescind such election, a total of over 4,200 Employees have elected to participate in Voluntary Separation Program 2020, consisting of the following breakdown among workgroups: 390 from Customer Support and Services, 1,060 from Ground Operations and Provisioning, 725 Flight Attendants, 640 Pilots, 185 from Maintenance, 90 from other Contract groups, and 1,145 Managerial and Administrative Employees. Voluntary Separation Program 2020 participants’ last day of work will fall between August 15, 2020 and September 30, 2020, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis.

In conjunction with Voluntary Separation Program 2020, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years. Employees taking Extended ETO do not perform any work for the Company, but do get paid a portion of their wages and continue to receive all associated benefits, as well as accrue service credit for all benefits.

The purpose of the Voluntary Separation Program 2020 and Extended ETO is to maintain a suitable sized workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in ASC Topic 712 (Compensation — Nonretirement Postemployment Benefits), the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company accrued a charge related to the special termination benefits described above associated with Employees who had accepted the Voluntary Separation Program 2020 offer at June 30, 2020 of $307 million during second quarter 2020, all of which will be paid out in subsequent periods to these Employees. Costs incurred for Voluntary Separation Program 2020 and Extended ETO are recorded as a component of Payroll support, voluntary separation, net. The Company will record the additional special termination benefits charge associated with the Employees whose voluntary separation and Extended ETO elections were finalized during July, and were subsequently accepted by the Company, during third quarter 2020, and expects this charge to be material to third quarter results.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March. As of June 30, 2020, a portion of the Company's fleet had been placed in temporary storage, as well as some in a longer term storage program. Given the current expectation that these aircraft have been grounded temporarily, the Company has continued to record depreciation expense associated with them.

As a result of the events and impacts surrounding the COVID-19 pandemic, including the Company's net loss incurred during the six months ended June 30, 2020, and the significant number of aircraft that have been placed in storage, the Company considered whether these conditions indicated that it was more likely than not that the Company’s $970 million in Goodwill and its $295 million in indefinite-lived intangible assets were impaired. Upon review, the Company determined that, based on the facts and circumstances in existence as of June 30, 2020, the fair values more likely than not exceeded book values of both its reporting unit and its indefinite-lived intangible assets and therefore, no quantitative test was required.

In addition, the Company has assessed whether any impairment of its amortizable assets existed, and has determined that no charges were deemed necessary under applicable accounting standards as of June 30, 2020.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its amortizable assets, indefinite-lived intangible assets, and goodwill, including the impacts of the COVID-19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

The Company's income tax benefit recorded for the first six months of 2020 was at a rate of 27.0 percent, which is higher than the first six months of 2019 tax rate of 23.4 percent. The higher effective tax rate in 2020 reflects the anticipated benefit of carrying back full year 2020 projected net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. NEW ACCOUNTING PRONOUNCEMENTS

On December 18, 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company elected to early adopt this standard as of January 1, 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. However, the early adoption as of January 1, 2020, did not have an impact on the Company's financial statements or disclosures for the first six months of 2020.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and six months ended June 30, 2020, the Company had fuel derivative instruments in place for up to 95 percent and 79 percent, respectively, of its fuel consumption. As of June 30, 2020, the Company also had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	June 30, 2020	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2020
Remainder of 2020	460	WTI crude oil, Brent crude oil, and Heating oil
2021	1,283	WTI crude oil and Brent crude oil
2022	1,056	WTI crude oil and Brent crude oil
Beyond 2022	529	WTI crude oil and Brent crude oil
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

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI will be required to be immediately reclassified into earnings. During first and second quarter 2020, as a result of the drastic drop in demand for air travel, the Company's forecast for 2020 fuel purchases and consumption was significantly reduced, causing the Company to be in an estimated "over–hedged" position for second, third, and fourth quarter 2020. Therefore, the Company de–designated a portion of its fuel hedges related to second, third, and fourth quarter 2020 and has reclassified approximately $14 million and $16 million in losses from AOCI into Other (gains) losses, net, during the three and six months ended June 30, 2020, respectively. The Company did not have any such situations occur during 2019.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2020	12/31/2019	6/30/2020	12/31/2019
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$7	$48	$—	$—
Fuel derivative contracts (gross)	Other assets	99	62	—	—
Interest rate derivative contracts	Prepaid expenses and other current assets	2	—	—	—
Interest rate derivative contracts	Other assets	—	2	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	—	5
Interest rate derivative contracts	Other noncurrent liabilities	—	—	14	1
Total derivatives designated as hedges		$108	$112	$14	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$1	$—	$—	$—
Interest rate derivative contracts	Accrued liabilities	—	—	60	—
Total derivatives not designated as hedges		$1	$—	$60	$—
Total derivatives		$109	$112	$74	$6
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Current maturities of long-term debt	$502	$300	$2	$1
Long-term debt less current maturities	—	500	18	18
	$502	$800	$20	$19
(a) At June 30, 2020 and 2019, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued, of $18 million and $19 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2020	2019
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$1	$10
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	31	15

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of June 30, 2020, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$8	$(1)	$7		$48	$(10)	$38
Fuel derivative contracts	Other assets	$99	$(31)	$68	(a)	$62	$(15)	$47	(a)
Interest rate derivative contracts	Prepaid expenses and other current assets	$2	$—	$2		$—	$—	$—
Interest rate derivative contracts	Other assets	$—	$—	$—	(a)	$2	$—	$2	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 10.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$1	$(1)	$—		$10	$(10)	$—
Fuel derivative contracts	Other assets	$31	$(31)	$—	(a)	$15	$(15)	$—	(a)
Interest rate derivative contracts	Accrued liabilities	$60	$—	$60	(a)	$5	$—	$5	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$14	$—	$14		$1	$—	$1
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 10.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended June 30, 2020			Three months ended June 30, 2019
(in millions)	Fuel and oil	Other (gains)/losses, net	Interest expense	Fuel and oil	Interest expense
Total	$14	$14	$3	$(2)	$7

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	14	14	—	(2)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	4	—	6
Derivatives designated as hedging instruments	—	—	(2)	—	—

Location and amount recognized in income on cash flow and fair value hedging relationships
	Six months ended June 30, 2020			Six months ended June 30, 2019
(in millions)	Fuel and oil	Other (gains)/losses, net	Interest expense	Fuel and oil	Interest expense
Total	$36	$16	$4	$9	$15

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	36	16	—	9	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	2

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	7	—	12
Derivatives designated as hedging instruments	—	—	(4)	—	1

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2020	2019
Fuel derivative contracts	$(9)	$54
Interest rate derivatives	—	16
Total	$(9)	$70

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2020	2019
Fuel derivative contracts	$75	$(12)
Interest rate derivatives	32	27
Total	$107	$15

Derivatives not designated as hedges
	Loss recognized in income on derivatives

	Three months ended		Location of loss recognized in income on derivatives
	June 30,
(in millions)	2020	2019
Fuel derivative contracts	$1	$—	Other (gains) losses, net
Interest rate derivatives	5	—	Other (gains) losses, net
Total	$6	$—

Derivatives not designated as hedges
	Loss recognized in income on derivatives

	Six months ended		Location of loss recognized in income on derivatives
	June 30,
(in millions)	2020	2019
Fuel derivative contracts	$1	$—	Other (gains) losses, net
Interest rate derivatives	29	—	Other (gains) losses, net
Total	$30	$—

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and six months ended June 30, 2020 and 2019. Fuel derivatives that qualify for hedge accounting are recorded to Fuel and oil expense. Fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2020	2019
Fuel derivative contracts designated as hedges	$13	$28	Fuel and oil
Fuel derivative contracts not designated as hedges	$11	$—	Other (gains) and losses, net

	Premium expense recognized in income on derivatives

	Six months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2020	2019
Fuel derivative contracts designated as hedges	$38	$55	Fuel and oil
Fuel derivative contracts not designated as hedges	$11	$—	Other (gains) and losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of June 30, 2020, recorded in AOCI, were approximately $63 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2020.

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

During first quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements related to a series of 12 Boeing 737 MAX 8 aircraft leases with deliveries originally scheduled between July 2019 and February 2020. These lease contracts expose the Company to interest rate risk as the rental payments are adjusted and become fixed based on the 9-year swap rate at the time of delivery. The primary objective for these interest rate derivatives, which qualified as cash flow hedges, was to hedge the forecasted monthly rental payments. These swap agreements provide for a single payment at maturity based upon the change in the 9-year swap rate between the execution date and the termination date. All 12 swap agreements were terminated during third quarter 2019, resulting in $32 million being "frozen" in AOCI. As a result of the extenuating circumstances involving the MAX aircraft, which are outside the control of the Company, these amounts will be recognized in earnings when the original forecasted transaction occurs, which remains probable.

During third quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements, with similar terms as the third quarter 2019 terminated swaps, except for the range of 737 MAX 8 deliveries scheduled were between June 2020 and September 2020. As of June 30, 2020, all 12 of the aircraft leases are no longer probable to be received within the scheduled delivery range. Therefore, the 12 associated swap agreements were de-designated and $14 million and $31 million were "frozen" in AOCI for the three and six months ended June 30, 2020, respectively. These amounts will be recognized in earnings when the original forecasted transaction occurs, which continues to be probable. The mark-to-market changes for these swap agreements are now being recorded in earnings, resulting in a $5 million and $29 million unrealized loss to Other (gains) and losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020, respectively. In addition, 6 of the 12 swap agreements were terminated on June 30, 2020, resulting in

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

$31 million owed to the counterparty, which was recorded as an Accrued liability within the unaudited Condensed Consolidated Balance Sheet as of June 30, 2020.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2020, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$28	$12	$28	$10	$11	$9	$9	$107
Cash collateral held from CP	32	—	—	—	—	—	—	32
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(b)	(125) to (150) or >(550)(c)	(c)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	(75) to (150) or >(550)(d)	(125) to (150) or >(550)(d)	>(40)	>(65)(d)
Cash is received from CP	>0(d)	>150(d)	>250(d)	>125(d)	>100(d)	>70(d)
Cash can be pledged to CP as collateral	(200) to (600)(e)	N/A	(150) to (550)(b)	(150) to (550)(b)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(f)	(0) to (150) or >(550)	(0) to (150) or >(550)	(f)	(f)
Cash is received from CP	(f)	(f)	(f)	(f)	(f)	(f)
Cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,
(in millions)	2020	2019
NET INCOME (LOSS)	$(915)	$741
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $9 and ($17)	30	(56)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $- and ($4)	1	(15)
Other, net of deferred taxes of $8 and $1	25	5
Total other comprehensive income (loss)	$56	$(66)
COMPREHENSIVE INCOME (LOSS)	$(859)	$675

	Six months ended June 30,
(in millions)	2020	2019
NET INCOME (LOSS)	$(1,009)	$1,128
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($10) and $6	(35)	19
Unrealized loss on interest rate derivative instruments, net of deferred taxes of ($10) and ($8)	(31)	(25)
Other, net of deferred taxes of ($1) and $4	(3)	16
Total other comprehensive income (loss)	$(69)	$10
COMPREHENSIVE INCOME (LOSS)	$(1,078)	$1,138

A rollforward of the amounts included in AOCI is shown below for the three and six months ended June 30, 2020:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2020	$(209)	$(75)	$20	$22	$56	$(186)
Changes in fair value	11	—	—	33	(10)	34
Reclassification to earnings	28	1	—	—	(7)	22
Balance at June 30, 2020	$(170)	$(74)	$20	$55	$39	$(130)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(125)	$(33)	$20	$59	$18	$(61)
Changes in fair value	(97)	(42)	—	(4)	33	(110)
Reclassification to earnings	52	1	—	—	(12)	41
Balance at June 30, 2020	$(170)	$(74)	$20	$55	$39	$(130)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2020:

Three months ended June 30, 2020
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$14	Fuel and oil expense
	14	Other (gains) losses, net
	7	Less: Tax expense
	$21	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$22	Net of tax

Six months ended June 30, 2020
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$36	Fuel and oil expense
	16	Other (gains) losses, net
	12	Less: Tax Expense
	$40	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	—	Less: Tax Expense
	$1	Net of tax

Total reclassifications for the period	$41	Net of tax

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. REVENUE

Passenger Revenues
Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Passenger non-loyalty	$562	$4,683	$3,783	$8,726
Passenger loyalty - air transportation	81	622	542	1,158
Passenger ancillary sold separately	61	182	224	347
Total passenger revenues	$704	$5,487	$4,549	$10,231

As of June 30, 2020, and December 31, 2019, the components of Air traffic liability and Air traffic liability - noncurrent, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2020	December 31, 2019
Air traffic liability - passenger travel and ancillary passenger services	$3,023	$2,125
Air traffic liability - loyalty program	3,856	3,385
Total Air traffic liability	$6,879	$5,510

Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2020 and 2019 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Air traffic liability - loyalty program - beginning balance	$3,561	$3,171	$3,385	$3,011
Amounts deferred associated with points awarded	385	757	1,041	1,468
Revenue recognized from points redeemed - Passenger	(81)	(622)	(542)	(1,158)
Revenue recognized from points redeemed - Other	(9)	(17)	(28)	(32)
Air traffic liability - loyalty program - ending balance	$3,856	$3,289	$3,856	$3,289

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2020 and 2019 were as follows (in millions):

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,946
Revenue from amounts included in contract liability opening balances	(1,936)
Revenue from current period sales	(2,641)
Balance at June 30, 2020	$6,879

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	11,178
Revenue from amounts included in contract liability opening balances	(2,855)
Revenue from current period sales	(7,409)
Balance at June 30, 2019	$5,984

During the first and second quarters 2020, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held by the Company, net of spoilage, that can be redeemed for future travel as of June 30, 2020, far exceeds previous periods and represents approximately 28 percent of the total Air traffic liability balance at June 30, 2020, as compared to approximately 1 percent of the total Air traffic liability balance at December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company has significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or expired between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. Despite the possibility that some of these travel funds may be redeemed beyond the following twelve-month period, the Company has continued to classify them as "current" in the accompanying unaudited Condensed Consolidated Balance Sheet as they remain a demand liability and the Company does not have sufficient data to enable it to accurately estimate the portion that will not be redeemed for travel in the subsequent twelve months.

Spoilage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused funds policies, seat availability, and economic factors. Given the unprecedented amount of first half 2020 Customer flight cancellations and the amount of travel funds provided, the Company expects additional variability in the amount of spoilage revenue recorded in future periods, as the estimates of the portion of sold tickets that will expire unused may differ from historical experience.

The Company has a co-branded credit card agreement (the “Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of Southwest Airlines’ brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In 2018, Chase and Southwest executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended June 30, 2020 and 2019, the Company recognized $256 million and $336 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized $577 million and $655 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts). Antidilutive common stock equivalents, excluded from the diluted net income (loss) per share calculation, consisting primarily of restricted stock units and stock warrants, are not material. See Note 8 for further information.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
NUMERATOR:
Net income (loss)	$(915)	$741	$(1,009)	$1,128

DENOMINATOR:
Weighted-average shares outstanding, basic and diluted	563	542	539	547

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$(1.63)	$1.37	$(1.87)	$2.06

8. FINANCING ACTIVITIES

Debt

During February 2020, the Company issued $500 million senior unsecured notes due 2030. The notes bear interest at 2.625 percent. Interest is payable semi-annually in arrears on February 10 and August 10, beginning in 2020.

On March 12, 2020, the Company entered into a new $1.0 billion 364-day term loan credit facility agreement (the “364-Day Credit Agreement”) with a syndicate of lenders identified in the 364-Day Credit Agreement. The 364-Day Credit Agreement was drawn in full on the closing date. On March 30, 2020, the Company amended and restated the 364-Day Credit Agreement (the “Amended and Restated 364-Day Credit Agreement”) with a syndicate of lenders identified in the Amended and Restated 364-Day Credit Agreement to add additional term loan commitments of approximately $2.3 billion, add an uncommitted accordion increase provision to permit additional term loans in an aggregate amount not to exceed approximately $417 million, amend the pricing, amend certain covenants, add certain covenants, and provide for the grant of a security interest in certain aircraft and related assets. The Company drew approximately $2.3 billion under the Amended and Restated 364-Day Credit Agreement on April 1, 2020. On April 24, 2020, the Company drew an additional $350 million under the $417 million accordion feature. The Amended and Restated 364-Day Credit Agreement was originally set to mature in full on March 29, 2021. The outstanding Amended and Restated 364-Day Credit Agreement balance was repaid in full in second quarter 2020, and the agreement has been terminated.
Concurrently with entering into the Amended and Restated 364-Day Credit Agreement on March 30, 2020, the Company also amended its existing $1.0 billion revolving credit facility expiring in August 2022 (the “Amended and Restated Revolving Credit Agreement”) to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) add certain covenants, and (iv) provide for the grant of a security interest in certain aircraft and related assets. In second quarter 2020, the Company repaid in full the $1.0 billion drawn on the Amended and Restated Revolving Credit Agreement and, as of June 30, 2020, there were no amounts outstanding under the Amended and Restated Revolving Credit Agreement.

Generally, amounts outstanding under the Amended and Restated Revolving Credit Agreement bear interest at interest rates based on either the LIBOR rate (selected by the Company for designated interest periods) or the “alternate base rate” (being the highest of (1) the Wall Street Journal prime rate, (2) one-month adjusted LIBOR

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(one-month LIBOR plus a statutory reserve rate) plus 1%, and (3) the New York Fed Bank Rate, plus 0.5%). The underlying LIBOR rate is subject to a floor of 1% per annum and the “alternate base rate” is subject to a floor of 1% per annum.

The Amended and Restated Revolving Credit Agreement contains customary representations and warranties, covenants, and events of default. The Amended and Restated Revolving Credit Agreement is secured by a pool of aircraft and related assets, each with a minimum appraised value ratio requirement. Under the Amended and Restated Revolving Credit Agreement, the Company is required to maintain, at all times after March 31, 2021, a specified ratio of (x) adjusted net income (before interest, taxes, depreciation, amortization, and aircraft rental expense) less cash dividends to (y) interest and aircraft rental expense; and to maintain a minimum level of liquidity of $2.5 billion (defined as the aggregate amount available to be borrowed under the Amended and Restated Revolving Credit Agreement plus the aggregate amount of unrestricted cash and cash equivalents of the Company). The Amended and Restated Revolving Credit Agreement is a series of short-term borrowings; at the end of each borrowing the Company must elect to roll the facility over into the next borrowing or pay down the facility. The Amended and Restated Revolving Credit Agreement also has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion.

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of 1.250% Convertible Senior Notes due 2025 (the “Convertible Notes”), which included the full exercise of the underwriters' option to buy an additional $300 million aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at the rate of 1.250% per year and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020. The Company expects to use the net proceeds received for general corporate purposes.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends, however, to settle conversions by paying cash up to the principal amount, with any excess conversion value settled in shares of common stock. The initial conversion rate is 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, in the event of certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. In the event of a “Fundamental Change,” as defined, the holders may require the Company to purchase for cash all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any. The Company may not redeem the notes at its option prior to the maturity date.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes, which has been estimated at $1.9 billion, and is reflected as a component of Long-term debt in the unaudited Condensed Consolidated Balance Sheet. The effective interest rate of this liability was 5.2%. The equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes, determined to be $403 million, and is classified within Additional paid in capital in the unaudited Condensed Consolidated Balance Sheet. The Convertible Notes proceeds are also shown within the financing activities section in the unaudited Condensed Consolidated Statement of Cash Flows. The amount of the equity component in the transaction also represents a discount on liability portion of the Convertible Notes, and as such will be amortized as a non-cash component of interest expense over the 5-year term of the notes. The costs incurred in the issuance, including underwriters' discount, totaling $62 million, are classified as a cash outflow within the financing activities section in the unaudited Condensed Consolidated Statement of Cash Flows, and will also be amortized to expense over the term of the notes. Issuance costs attributable to the equity component of $11 million were netted with the equity component in the unaudited Condensed Consolidated Statement of Stockholders' Equity.

The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock. Therefore, the Convertible Notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share. The Convertible Notes stipulate that holders of the notes may not elect to convert their Convertible Notes to shares of common stock until after June 30, 2020, and therefore there was no dilutive impact related to the notes until July 1, 2020. As consideration for the Payroll Support funding, the Company agreed to issue Warrants to the Treasury to purchase the Company's common stock in connection with each disbursement of Payroll Support to the Company. The Company accounts for the Warrants using the treasury stock method. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the warrant exercise price of $36.47 per share. While the Company is reporting a net loss, all potential shares are considered antidilutive and have no impact on Net income (loss) per share.

On May 4, 2020, the Company issued $2.0 billion of unsecured notes, consisting of $750 million aggregate principal amount of the Company’s 4.750% Notes due 2023 (the “$750 million 2023 Notes”) and $1.25 billion aggregate principal amount of the Company’s 5.250% Notes due 2025 (the “2025 Notes”). Interest on both the $750 million 2023 Notes and 2025 Notes is payable semi-annually in arrears on May 4 and November 4, beginning November 4, 2020. The proceeds from the $750 million 2023 Notes and 2025 Notes were used to repay a portion of the outstanding Amended and Restated 364-Day Credit Agreement balance.
On June 8, 2020, the Company issued $1.8 billion of unsecured notes, consisting of $500 million aggregate principal amount of the Company’s 4.750% Notes due 2023 (the “$500 million 2023 Notes”) and $1.3 billion aggregate principal amount of the Company’s 5.125% Notes due 2027 (the “2027 Notes”). Interest on both the $500 million 2023 Notes and 2027 Notes is payable semi-annually. Interest on the $500 million 2023 Notes is payable in arrears on May 4 and November 4, beginning November 4, 2020 and interest on the 2027 Notes is payable in arrears on June 15 and December 15, beginning December 15, 2020. Approximately $1.7 billion combined proceeds of the $500 million 2023 Notes and 2027 Notes were used to repay the remaining outstanding Amended and Restated 364-Day Credit Agreement balance. The Company expects to use the remaining proceeds for general corporate purposes.

In June 2020, the Company, through special purpose entities, entered into agreements with a financing institution and trusts to borrow $192 million secured by six Boeing 737-800 aircraft. These borrowings, which were recorded as a financing transaction in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and as debt in the accompanying unaudited Condensed Consolidated Balance Sheet, bear interest at a rate of the 3 month

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

LIBOR plus 1.4%, payable in quarterly installments through June 30, 2028. The special purpose entities were determined to be variable interest entities for which the Company is the primary beneficiary, and therefore were consolidated in the accompanying unaudited Condensed Consolidated Financial Statements.
Other Financings

Common Stock Issuance

On May 1, 2020, the Company completed the public offering of 80.5 million shares of $1.00 par value common stock of the Company, which included the full exercise of the underwriters’ option to purchase an additional 10.5 million shares of common stock, at a public offering price of $28.50 per share (the “Common Stock Offering”). The Company expects to use the net proceeds of $2.2 billion from the Common Stock Offering for general corporate purposes.

Sale-Leaseback of Aircraft

In second quarter 2020, the Company entered into transactions with third parties, involving ten of the Company’s Boeing 737-800 aircraft and ten of the Company's Boeing 737 MAX 8 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. The Company sold the ten 737-800 aircraft to a third party for $405 million, then immediately leased the aircraft back for approximately ten years. The Company sold the ten 737 MAX 8 aircraft to a third party for $410 million, then immediately leased the aircraft back for approximately 13 years. As such, the aircraft were de-recognized from Property and equipment at their remaining net book values. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet. The 737-800 and 737 MAX 8 sale-leaseback transactions resulted in a recognized gain of $153 million and $69 million, respectively, reflected within Other operating expenses, net in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income. The 737-800 and 737 MAX 8 sale-leaseback transactions have increased the Company's future operating lease obligations by $35 million remaining in 2020, $71 million in each of the years from 2021 through 2025, and approximately $440 million thereafter.

As of June 30, 2020, aggregate principal maturities of debt and finance leases (not including amounts associated with interest rate swap agreements, interest on finance leases, and amortization of purchase accounting adjustments) were $596 million for the remainder of 2020, $195 million in 2021, $499 million in 2022, $1.4 billion in 2023, $127 million in 2024, $3.7 billion in 2025, and $3.7 billion thereafter.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020, and December 31, 2019:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$11,961	$11,961	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	19	—	19	—
Time deposits	281	—	281	—
Short-term investments:
Treasury bills	1,649	1,649	—	—
Certificates of deposit	132	—	132	—
Time deposits	325	—	325	—
Interest rate derivatives (see Note 4)	2		2
Fuel derivatives:
Option contracts (b)	107	—	—	107
Other available-for-sale securities	219	219	—	—
Total assets	$14,785	$13,829	$849	$107
Liabilities
Interest rate derivatives (see Note 4)	$(74)	$—	$(74)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents
Cash equivalents (a)	$1,999	$1,999	$—	$—
Commercial paper	535	—	535	—
Certificates of deposit	14	—	14	—
Short-term investments:
Treasury bills	1,196	1,196	—	—
Certificates of deposit	268	—	268	—
Time deposits	60	—	60	—
Interest rate derivatives (see Note 4)	2	—	2	—
Fuel derivatives:
Option contracts (b)	110	—	—	110
Other available-for-sale securities	197	197	—	—
Total assets	$4,381	$3,392	$879	$110
Liabilities
Interest rate derivatives (see Note 4)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 4.

The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020, or the year ended December 31, 2019. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2020	$85
Total gains (losses) for the period
Included in earnings	(15)	(a)
Included in other comprehensive income	26
Purchases	11	(b)
Balance at June 30, 2020	$107
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$(8)	(a)
The amount of total gains for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$19
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).
(b) The purchase of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2019	$110
Total losses for the period
Included in earnings	(17)	(a)
Included in other comprehensive income	(80)
Purchases	94	(b)
Balance at June 30, 2020	$107
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$(8)	(a)
The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020	$(72)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2020:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Third quarter 2020	37-64%	54%
			Fourth quarter 2020	37-63%	47%
			2021	30-47%	35%
			2022	27-31%	29%
			Beyond 2022	25-28%	27%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2020, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under three of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.65% Notes due 2020	$502	$503	Level 2
2.75% Notes due 2022	300	304	Level 2
Pass Through Certificates due 2022 - 6.24%	168	172	Level 2
4.75% Notes due 2023	1,250	1,289	Level 2
1.25% Convertible Notes due 2025	1,909	2,762	Level 2
5.25% Notes due 2025	1,250	1,317	Level 2
3.00% Notes due 2026	300	296	Level 2
Term Loan Agreement payable through 2026 - 1.99%	169	159	Level 3
3.45% Notes due 2027	300	294	Level 2
5.125% Notes due 2027	1,300	1,352	Level 2
7.375% Debentures due 2027	121	134	Level 2
Term Loan Agreement payable through 2028 - 1.71%	196	176	Level 3
2.625% Notes due 2030	500	455	Level 2
1.000% Payroll Support Program Loan due 2030	850	629	Level 3

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2020	December 31, 2019
Trade receivables	$46	$53
Credit card receivables	38	112
Business partners and other suppliers	434	779
Income tax receivable	231	87
Other	21	55
Accounts and other receivables	$770	$1,086

(in millions)	June 30, 2020	December 31, 2019
Derivative contracts	$68	$49
Intangible assets, net	295	296
Other	299	232
Other assets	$662	$577

(in millions)	June 30, 2020	December 31, 2019
Accounts payable trade	$139	$304
Salaries payable	207	231
Taxes payable excluding income taxes	38	227
Aircraft maintenance payable	129	162
Fuel payable	68	129
Dividends payable	—	93
Other payable	389	428
Accounts payable	$970	$1,574

(in millions)	June 30, 2020	December 31, 2019
Deferred Payroll Support Program grant proceeds	$957	$—
Voluntary Separation Program 2020	307	—
Profitsharing and savings plans	26	695
Vacation pay	454	434
Health	104	120
Workers compensation	159	166
Property and income taxes	72	79
Derivative contracts	60	5
Other	233	250
Accrued liabilities	$2,372	$1,749

(in millions)	June 30, 2020	December 31, 2019
Postretirement obligation	$299	$288
Other deferred compensation	315	313
Other	108	105
Other noncurrent liabilities	$722	$706
For further information on supplier receivables, see Note 12. For further information on fuel derivative and interest rate derivative contracts, see Note 4.

Other Operating Expenses
Other operating expenses, net for the three months ended June 30, 2020, included a $222 million gain on the sale of assets as a result of sale-leaseback transactions. See Note 8 for further information. Also reported within Other

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

operating expenses, net were aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

11. COMMITMENTS AND CONTINGENCIES

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $479 million for site improvements and non-proprietary improvements. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be substantially completed in late 2020 or early 2021. The costs incurred to fund the Terminal 1.5 Project are included within Assets Constructed for Others ("ACFO") and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet.
Funding for this project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that is acting as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the Terminal 1.5 Project. As of June 30, 2020, the Company's outstanding remaining guaranteed obligation under the credit facility for the Terminal 1.5 Project was $253 million.
Construction costs recorded in ACFO for the Terminal 1.5 Project were $239 million and $164 million, as of June 30, 2020, and December 31, 2019, respectively.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of June 30, 2020, $407 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $443 million as of June 30, 2020, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

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

During fourth quarter 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but are intended to provide for a substantial portion of the Company’s estimated financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet, plus the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the year ended December 31, 2019. A total of $428 million in proceeds received in cash from Boeing are reflected within Investing Activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2020 and 2019 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2020		2019		Change
Revenue passengers carried (000s)	5,253		34,924		(85.0)%
Enplaned passengers (000s)	6,990		42,569		(83.6)%
Revenue passenger miles (RPMs) (in millions)(a)	5,614		34,528		(83.7)%
Available seat miles (ASMs) (in millions)(b)	17,887		39,985		(55.3)%
Load factor(c)	31.4%		86.4%		(55.0)	pts.
Average length of passenger haul (miles)	1,069		989		8.1%
Average aircraft stage length (miles)	749		750		(0.1)%
Trips flown	153,088		347,684		(56.0)%
Seats flown (000s)(d)	23,650		52,398		(54.9)%
Seats per trip(e)	154.5		150.7		2.5%
Average passenger fare	$134.04		$157.10		(14.7)%
Passenger revenue yield per RPM (cents)(f)	12.54		15.89		(21.1)%
Operating revenues per ASM (cents)(g)	5.63		14.78		(61.9)%
Passenger revenue per ASM (cents)(h)	3.94		13.72		(71.3)%
Operating expenses per ASM (cents)(i)	11.94		12.36		(3.4)%
Operating expenses per ASM, excluding fuel (cents)	10.50		9.52		10.3%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.50		9.09		15.5%
Fuel costs per gallon, including fuel tax	$1.23		$2.13		(42.3)%
Fuel costs per gallon, including fuel tax, economic	$1.33		$2.13		(37.6)%
Fuel consumed, in gallons (millions)	208		532		(60.9)%
Active fulltime equivalent Employees	61,118		59,793		2.2%
Aircraft at end of period	737	(j)(k)	753	(j)	(2.1)%

	Six months ended June 30,
	2020		2019		Change
Revenue passengers carried (000s)	30,001		66,220		(54.7)%
Enplaned passengers (000s)	36,768		80,382		(54.3)%
Revenue passenger miles (RPMs) (in millions)(a)	29,549		65,232		(54.7)%
Available seat miles (ASMs) (in millions)(b)	53,237		77,871		(31.6)%
Load factor(c)	55.5%		83.8%		(28.3)	pts.
Average length of passenger haul (miles)	985		985		—
Average aircraft stage length (miles)	741		751		(1.3)%
Trips flown	465,481		674,074		(30.9)%
Seats flown (000s)(d)	70,780		101,871		(30.5)%
Seats per trip(e)	152.1		151.1		0.7%
Average passenger fare	$151.63		$154.50		(1.9)%
Passenger revenue yield per RPM (cents)(f)	15.40		15.68		(1.8)%
Operating revenues per ASM (cents)(g)	9.85		14.20		(30.6)%
Passenger revenue per ASM (cents)(h)	8.55		13.14		(34.9)%
Operating expenses per ASM (cents)(i)	12.17		12.31		(1.1)%
Operating expenses per ASM, excluding fuel (cents)	10.05		9.55		5.2%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.05		9.21		9.1%
Fuel costs per gallon, including fuel tax	$1.69		$2.09		(19.1)%
Fuel costs per gallon, including fuel tax, economic	$1.72		$2.09		(17.7)%
Fuel consumed, in gallons (millions)	664		1,026		(35.3)%
Active fulltime equivalent Employees	61,118		59,793		2.2%
Aircraft at end of period	737	(j)(k)	753	(j)	(2.1)%

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
(k) Included 77 Boeing 737 Next Generation aircraft removed from active fleet and placed in long-term storage as of June 30, 2020.

Financial Overview

The Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated during the remainder of first quarter and continued throughout second quarter, which is attributable to concerns relating to the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2020 and 2019 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Six months ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2020	2019	Percent Change	2020	2019	Percent Change
Operating income (loss)	$(1,127)	$968	n.m.	$(1,237)	$1,473	n.m.
Net income (loss)	$(915)	$741	n.m.	$(1,009)	$1,128	n.m.
Net income (loss) per share, diluted	$(1.63)	$1.37	n.m.	$(1.87)	$2.06	n.m.

Non-GAAP
Operating income (loss)	$(2,154)	$968	n.m.	$(2,264)	$1,473	n.m.
Net income (loss)	$(1,501)	$741	n.m.	$(1,578)	$1,128	n.m.
Net income (loss) per share, diluted	$(2.67)	$1.37	n.m.	$(2.93)	$2.06	n.m.

Second quarter 2020 Net loss was $915 million, compared with second quarter 2019 Net income of $741 million. Diluted loss per share for second quarter 2020 was $1.63, as compared with second quarter 2019 diluted earnings per share of $1.37. Second quarter 2020 non-GAAP Net loss was $1.5 billion, compared with second quarter 2019 Net income of $741 million. Non-GAAP diluted loss per share for second quarter 2020 was $2.67, as compared with non-GAAP diluted earnings per share of $1.37 for second quarter 2019. The decrease in both GAAP and non-GAAP Net income (loss) was primarily due to the negative impacts to passenger demand and bookings, related to the COVID-19 pandemic, which caused an 82.9 percent decrease in Operating revenues in second quarter 2020. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Second quarter 2020 Operating loss was $1.1 billion, compared with second quarter 2019 Operating income of $968 million. Second quarter 2020 non-GAAP Operating loss was $2.2 billion, compared with second quarter 2019 Operating income of $968 million.

For the six months ended June 30, 2020, Net loss was $1.0 billion, compared with Net income of $1.1 billion for the six months ended June 30, 2019. Diluted loss per share for the six months ended June 30, 2020 was $1.87, as compared with diluted earnings per share of $2.06 for the six months ended June 30, 2019. For the six months ended June 30, 2020, non-GAAP Net loss was $1.6 billion, compared with Net income of $1.1 billion for the six months ended June 30, 2019. Non-GAAP diluted loss per share for the six months ended June 30, 2020, was $2.93, as compared with non-GAAP diluted earnings per share of $2.06 for the six months ended June 30, 2019. The decrease in both GAAP and non-GAAP Net income (loss) was primarily due to the negative impacts to passenger demand and bookings, related to the COVID-19 pandemic, which caused a 52.6 percent decrease in Operating revenues for the six months ended June 30, 2020. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating loss for the six months ended June 30, 2020, was $1.2 billion, and non-GAAP Operating loss for the six months ended June 30, 2020, was $2.3 billion.

While the Company has historically provided its calculation of non-GAAP return on invested capital (“ROIC”) as a measure of financial performance used by management to quantify the Company’s effectiveness in generating returns relative to the capital invested in the business, the Company has chosen not to present ROIC in this Form

10-Q and does not expect to present it again until and if the operating environment normalizes sufficiently to return the Company to operating income instead of operating loss. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings, thereby materially and adversely affecting operating income and cash flows from operations. As a result, management ceased focus on ROIC and instead has focused on bolstering the Company’s liquidity through cost reductions, financings, sale-leaseback transactions, and securities offerings. In this environment, management believes ROIC is not a meaningful measure of financial performance, nor is it being used by management to evaluate the business in the current environment. See Liquidity and Capital Resources for a discussion of the Company’s liquidity.

COVID-19 Pandemic

See Notes 2 and 8 to the unaudited Condensed Consolidated Financial Statements for further information on the significant impacts to the Company’s operations, financial performance, and liquidity from the COVID-19 pandemic.

With the sudden and severe drop-off in passenger demand caused by COVID-19 concerns beginning in first quarter 2020, the Company's Load factor for April was only 7.8 percent. Beginning in early May 2020, the Company saw a modest improvement in passenger demand, bookings, and trip cancellation trends, resulting in net positive bookings where new passenger bookings outpaced trip cancellations. This represented a reversal in the net negative booking trends experienced during the majority of March and April 2020, when trip cancellations outpaced new passenger bookings. The Company’s April 2020 operating revenues decreased 91.8 percent, year-over-year; capacity decreased 58.3 percent, year-over-year; and Load factor was 7.8 percent. The Company’s May 2020 operating revenues decreased 84.7 percent, year-over-year; capacity decreased 63.8 percent, year-over-year; and Load factor was 29.9 percent. The Company’s June 2020 operating revenues decreased 73.3 percent, year-over-year; capacity decreased 43.6 percent, year-over-year; and Load factor was 49.5 percent.

Thus far in July 2020, bookings for all months have softened; trip cancellations have increased modestly; and the rate of sequential monthly improvement for revenue trends has slowed. The Company's July 2020 operating revenues are currently estimated to decrease, year-over-year, in the range of 70 to 75 percent; capacity is estimated to decrease approximately 30 percent, year-over-year; and Load factor is estimated to be in the range of 40 to 45 percent. The Company’s August 2020 operating revenues are currently estimated to decrease, year-over-year, in the range of 70 to 80 percent; capacity is estimated to decrease approximately 20 percent, year-over-year; and Load factor is estimated to be in the range of 30 to 40 percent.

The Company has published its flight schedule for sale through January 4, 2021. The Company currently estimates its third quarter 2020 capacity to decrease in the range of 20 to 30 percent, year-over-year. Based on current demand and bookings, as well as results from voluntary separation and emergency time off programs, the Company currently expects to reduce its fourth quarter 2020 capacity by approximately 25 percent, year-over-year, to better align to current demand trends and lower estimated staffing levels in fourth quarter 2020.

Based on current third quarter 2020 capacity plans, third quarter 2020 operating expenses, excluding fuel and oil expense, special items, and profitsharing expense, are expected to decrease in the range of 10 to 20 percent, year-over-year. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense in both years because the Company cannot reliably predict or estimate these items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

The Company has taken significant measures to enhance and expand upon its already generous and flexible ticketing policies, and to support the well-being of both its Employees and passengers on a daily basis. These include, but are not limited to the following:

•Travel funds created because of a flight cancellation between March 1, 2020 and September 7, 2020, will now expire September 7, 2022.
•Travel funds that expired or will expire between March 1, 2020 and September 7, 2020, will now expire September 7, 2022.
•Rapid Rewards® loyalty program members who have travel funds that are set to expire, or funds that are created between March 1, 2020 and September 7, 2020, will have the option to convert those travel funds into Rapid Rewards points at the same rate as they are able to purchase a ticket with points today.
•All Rapid Rewards loyalty program members' qualifying progress on April 1, 2020 received a "boost" of 15,000 tier qualifying points and 10 flight credits toward A-List and A-List Preferred status, and 25,000 Companion Pass qualifying points and 25 flight credits toward Companion Pass status.
•All current A-List and A-List Preferred tier status members on April 1, 2020 earned status has been extended through December 31, 2021.
•Companion pass members earned status on April 1, 2020 has been extended through June 30, 2021.
•Enhanced aircraft cleaning procedures have been applied since March 4, 2020.
•Procedures and protocol have been implemented with the requirement that Employees and Customers must wear masks or face coverings.
•Measures to support physical distancing, including messaging to Customers and Employees, and modified boarding procedures, have been implemented.
•The number of seats available for sale on each flight has been limited to allow for the middle seat to remain open through at least October of 2020.
•A Customer health declaration, which must be acknowledged prior to travel, has been implemented.
•An Employee health declaration, which all Employees are expected to acknowledge, has been implemented.
•The Company has offered the ability to work remotely to most of the Company’s office and clerical Employees, including the vast majority of its more than 6,000 Employees at the Company’s headquarters campus in Dallas, Texas.

The Company continues to communicate with its entire workforce on best practices to employ in the current environment while at work, especially considering that a large portion of its Employees come into direct contact with Customers on a daily basis.

As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has been receiving significant financial assistance from the U.S. Department of Treasury (the "Treasury") pursuant to the Payroll Support Program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act" or the "Act"). Amounts received or to be received under the Payroll Support Program are expected to aggregate approximately $3.3 billion and will be utilized to directly offset payroll expenses incurred by the Company, including specified benefits, between April 2020 and September 2020. Of this total, $2.3 billion consists of a grant that will not require repayment. This direct payroll support of $2.3 billion will be allocated on a pro-rata basis as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income between second and third quarters of 2020. In second quarter 2020, an allocation of $1.1 billion was recorded to directly reduce operating expenses as a component of Payroll support, voluntary separation, net. The remaining amount will be recorded as a reduction of third quarter 2020 operating expenses.

In accordance with restrictions contained in the CARES Act, and except as permitted or required under the Payroll Support Program, the Company has agreed not to (1) conduct involuntary terminations or furloughs or (2) reduce the salaries, wages, or benefits of any Employee, in each case between the date of the Payroll Support Program agreement and September 30, 2020.

During second quarter 2020, the Company introduced voluntary separation and extended emergency time off programs with the goal of aligning staffing to reduced flight schedules to avoid involuntary furloughs and layoffs. Employees had until July 15th to elect to participate in these voluntary programs, and combined, approximately 16,900 Employees volunteered for these programs, representing nearly 27 percent of the Company's workforce. In accordance with the accounting guidance in Accounting Standards Codification Topic 712 (Compensation —

Nonretirement Postemployment Benefits), the Company accrued a charge of $307 million in second quarter 2020 related to the special termination benefits for Employees who had accepted the Company's offer in second quarter 2020 to participate in its Voluntary Separation Program 2020. The Company also estimates an additional charge of approximately $540 million in third quarter 2020 for the Employees who completed their election in July 2020 to participate in the Voluntary Separation Program 2020 and estimates a charge of more than $800 million in third quarter 2020 associated with its voluntary extended emergency time off program, upon final approval of Employee elections. The Company estimates nearly half of cash payments related to its voluntary separation program will be made during 2020, with payments for some Pilots occurring over a period of up to five years based on the terms of the program. These programs will allow the Company to reduce its fixed cost structure in the near-term, while maintaining the ability to adjust to a recovery in travel demand. The programs are expected to lower salaries, wages, and benefits by more than $400 million and $1 billion in fourth quarter 2020 and full year 2021, respectively.

Company Overview

The Company ended second quarter 2020 with 737 aircraft in its fleet. In response to capacity reductions due to the effects of the COVID-19 pandemic, the Company currently has nearly 100 aircraft in storage, including the Company's 34 Boeing 737 MAX 8 aircraft that were grounded as of March 13, 2019, to comply with the FAA's emergency order issued for all U.S. airlines to ground all MAX aircraft. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the effects of the COVID-19 pandemic. The Company has not received any MAX aircraft deliveries since February 2019, and Boeing is not currently delivering new MAX aircraft. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. The Company returned five leased 737-700 aircraft during second quarter 2020 and entered into sale-leaseback transactions for 10 737-800 aircraft and 10 737-MAX 8 aircraft during second quarter 2020. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information.

Upon a rescission of the FAA order to ground the MAX fleet, the Company will work closely with Boeing and the FAA to safely reintroduce the 34 MAX 8 aircraft currently in its fleet into service and estimates it will take the Company several months to comply with applicable FAA requirements, including all necessary Pilot simulator training. Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. The MAX is currently out of the Company's published flight schedules through mid-December 2020. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. The Company offers no assurances that current estimations and timelines are correct. Any changes to current estimations could result in additional flight schedule adjustments and reductions beyond mid-December 2020, further delays in MAX aircraft deliveries, and additional financial damages.

Based on the Company's latest agreement with Boeing and current planning assumptions, the Company expects to take delivery of no more than 48 MAX aircraft through December 31, 2021. The Company and Boeing have agreed to make reasonable efforts in coming months to agree to a new delivery schedule that reflects this arrangement. The Company will continue collaborating with Boeing to review its aircraft order book and make any further adjustments to the delivery schedule as circumstances related to the MAX groundings and COVID-19 pandemic evolve. The Company also has flexibility with its retirement plans of Boeing 737-700 aircraft, and continues to plan for multiple scenarios for its fleet and capacity plans. The FAA's timetables and directives will determine the timing of MAX return to service, and the timing of future aircraft deliveries is subject to change. The Company offers no assurances that current estimations and timelines are correct.

In May 2020, the Company began accepting corporate travel bookings through industry-standard business travel booking systems, including Travelport's Apollo and Worldspan Global Distribution Systems, and Travelport's Galileo Global Distribution System in July 2020. The Company expects to launch its fourth industry-standard Global Distribution System platform with Amadeus by year-end. The Company published its flight schedule through January 4, 2021, with a more robust schedule for business travelers. The Company also announced its intention to begin more nonstop service for Atlanta and Denver airports, effective December 17, 2020, including nonstop service from Atlanta, Georgia to Oklahoma City, Oklahoma, Omaha, Nebraska, and Louisville, Kentucky, as well as nonstop service from Denver, Colorado to Birmingham, Alabama, Wichita, Kansas, and Little Rock,

Arkansas. The Company also intends to offer nonstop service, effective November 2020, from Long Beach, California to Phoenix, Arizona and Austin, Texas; as well as service between Nashville, Tennessee and Orange County, California.

The Company suspended international operations in first quarter 2020, and resumed service to Mexico and the Caribbean via Cancun, San Jose del Cabo/Los Cabos, Montego Bay, and Nassau on July 1, 2020. Service to the Company's other international destinations is expected to resume pending the easing of government restrictions. In response to new local restrictions imposed by the Bahamian government, the Company temporarily suspended operations to Nassau effective July 22, 2020.

Material Changes in Results of Operations

Comparison of three months ended June 30, 2020 and June 30, 2019

Operating Revenues

Total operating revenues for second quarter 2020 decreased by $4.9 billion, or 82.9 percent, year-over-year, to $1.0 billion, due primarily to the sharp decline in passenger demand and bookings, as well as capacity reductions, resulting from the COVID-19 pandemic. Second quarter 2020 RASM was 5.63 cents, and decreased 61.9 percent, compared with second quarter 2019, primarily driven by a year-over-year Load factor decrease of 55.0 points, and a year-over-year passenger revenue yield decrease of 21.1 percent.

Passenger revenues for second quarter 2020 decreased by $4.8 billion, or 87.2 percent, year-over-year. On a unit basis, Passenger revenues decreased 71.3 percent, year-over-year. The decrease in Passenger revenues on both a dollar and unit basis was primarily due to the impact of the COVID-19 pandemic, which resulted in significant reductions in capacity and a sharp decline in passenger demand and bookings.

Freight revenues for second quarter 2020 decreased by $6 million, or 13.6 percent, compared with second quarter 2019, primarily due to fewer trips flown, coupled with worldwide supply chain disruptions which reduced cargo demand.

Other revenues for second quarter 2020 decreased by $112 million, or 29.6 percent, compared with second quarter 2019. The decrease was primarily due to a decrease in income from business partners, driven by the decline in consumer spending due to economic uncertainty and widespread restrictions related to the COVID-19 pandemic.

Operating Expenses

Operating expenses for second quarter 2020 decreased by $2.8 billion, or 56.8 percent, compared with second quarter 2019, while capacity decreased 55.3 percent versus the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published, and the Company has experienced significant ASM reductions as a result of flight schedule adjustments related to the COVID-19 pandemic. Flight cancellations are expected to drive unit cost pressure for the duration of the COVID-19 pandemic, excluding any impacts associated with grants received under the CARES Act. See "Company Overview" above and Notes 2 and 12 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the second quarter of 2020 and 2019, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2020		2019
Salaries, wages, and benefits	9.58	¢	5.17	¢	4.41	¢	85.3%
Payroll support, voluntary separation, net	(4.38)		—		(4.38)		n.m.
Fuel and oil	1.44		2.84		(1.40)		(49.3)
Maintenance materials and repairs	0.78		0.78		—		—
Landing fees and airport rentals	1.54		0.89		0.65		73.0
Depreciation and amortization	1.75		0.76		0.99		130.3
Other operating expenses, net	1.23		1.92		(0.69)		(35.9)
Total	11.94	¢	12.36	¢	(0.42)	¢	(3.4)%

Operating expenses per ASM for second quarter 2020 decreased by 3.4 percent, compared with second quarter 2019. The majority of the year-over-year unit cost decrease in second quarter 2020 was driven by the funding received through the Payroll Support Program, net of an accrual made for the Voluntary Separation Program 2020 offered, partially offset by significant capacity reductions due to the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for second quarter 2020, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 77.3 percent, compared with second quarter 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding these items, the majority of the year-over-year unit cost increase in second quarter 2020 was driven by lower capacity as a result of significant capacity reductions due to the COVID-19 pandemic.

Salaries, wages, and benefits expense for second quarter 2020 decreased by $354 million, or 17.1 percent, compared with second quarter 2019. On a per ASM basis, second quarter 2020 Salaries, wages, and benefits expense increased 85.3 percent, compared with second quarter 2019, as the dollar decrease was more than offset by the 55.3 percent decrease in capacity. On a dollar basis, the decrease was primarily the result of no profitsharing expense accrual in second quarter 2020 due to the Company's net loss, compared with a profitsharing accrual of $170 million in second quarter 2019. Excluding this item, approximately 65 percent of the decrease was driven by lower salaries, wages, and benefits expense, as a result of time off programs offered by the Company, and the remainder was driven by reduced operations in second quarter 2020.

Payroll support, voluntary separation, net for second quarter 2020 was a credit to expense of $784 million, compared with no amounts for second quarter 2019. On a per ASM basis, second quarter 2020 Payroll support, voluntary separation, net was a credit of 4.38 cents. The Company recognized a $1.1 billion allocation of Payroll Support Program proceeds in second quarter 2020 as part of the CARES Act and a $307 million accrual related to the cost associated with the Voluntary Separation Program 2020 elections made prior to June 30, 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for second quarter 2020 decreased by $879 million, or 77.4 percent, compared with second quarter 2019. On a per ASM basis, second quarter 2020 Fuel and oil expense decreased 49.3 percent, compared with second quarter 2019. On both a dollar and per ASM basis, the majority of these decreases were attributable to a significant decrease in fuel gallons consumed and the remainder of the decrease was due to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 37.6 percent, year-over-year, to $1.33 for second quarter 2020, from $2.13 for second quarter 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.12 per gallon in premium expense and no cash settlements from fuel derivative contracts in second quarter 2020, compared with $.05 per gallon in premium expense and $.06 per gallon in favorable cash settlements from fuel derivative contracts in second quarter 2019. The market decline in fuel prices reduced the Company's second quarter 2020 Fuel and oil expense by approximately $153 million compared with original projections in January 2020. The Company's fuel efficiency improved 14.5 percent during second quarter 2020, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. This was primarily a result of operating fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity cuts, combined with lower Load factor during second quarter 2020, due to the COVID-19 pandemic.

As of July 16, 2020, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum percent of estimated fuel consumption covered by fuel derivative contracts at varying West Texas Intermediate/Brent Crude Oil, Heating Oil, and Gulf Coast Jet Fuel-equivalent price levels (a)
2020	(b)
2021	59%
2022	43%
Beyond 2022	20%
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The percentages provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) The Company's fuel hedging portfolio has not materially changed since the Company's update on February 3, 2020. Due to continued uncertainty regarding available seat mile plans for the remainder of 2020, the Company is not providing an estimate for the percent of fuel consumption covered by derivative contracts. The prior disclosure on February 3, 2020, was 59 percent.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred losses in AOCI at June 30, 2020, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2020	Amount of losses deferred in AOCI at June 30, 2020 (net of tax)
Remainder of 2020	$2	$(31)
2021	16	(63)
2022	51	(29)
Beyond 2022	38	(7)
Total	$107	$(130)

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for third quarter 2020 jet fuel prices at different crude oil assumptions as of July 16, 2020, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	Third Quarter 2020 (c)	Fourth Quarter 2020 (d)
$20	$.75 - $.85	$.60 - $.70
$30	$.95 - $1.05	$.90 - $1.00
Current Market (a)	$1.20 - $1.30	$1.25 - $1.35
$50	$1.35 - $1.45	$1.45 - $1.55
$60	$1.55 - $1.65	$1.75 - $1.85
$70	$1.70 - $1.80	$2.00 - $2.10
Estimated fuel hedging premium expense per gallon (b)	$.07	$.10
Estimated premium costs (b)	$24 million	$24 million
(a) Brent crude oil average market prices as of July 16, 2020, were approximately $43 and $44 per barrel for third quarter 2020 and fourth quarter 2020, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of July 16, 2020, third quarter 2020 GAAP and economic fuel costs are estimated to be in the $1.20 to $1.30 per gallon range, including fuel hedging premium expense of approximately $24 million, or $.07 per gallon, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d)Based on the Company's existing fuel derivative contracts and market prices as of July 16, 2020, fourth quarter 2020 GAAP and economic fuel costs are estimated to be in the $1.25 to $1.35 per gallon range, including fuel hedging premium expense of approximately $24 million, or $.10 per gallon, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of July 16, 2020.

Maintenance materials and repairs expense for second quarter 2020 decreased by $170 million, or 54.8 percent, compared with second quarter 2019. On a per ASM basis, Maintenance materials and repairs expense was flat, as the dollar decrease was offset by the 55.3 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 60 percent of the decrease was due to lower engine maintenance expense due to decreased flight hours, and the remainder of the decrease was due to reduced operations and placing a portion of the fleet in storage.

Landing fees and airport rentals expense for second quarter 2020 decreased by $82 million, or 23.0 percent, compared with second quarter 2019. On a per ASM basis, Landing fees and airport rentals expense increased 73.0 percent, compared with second quarter 2019, as the dollar decrease was more than offset by the 55.3 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the majority of the decrease was due to reduced flight operations in second quarter 2020 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for second quarter 2020 increased by $11 million, or 3.6 percent, compared with second quarter 2019. On a per ASM basis, Depreciation and amortization expense increased by 130.3 percent, compared with second quarter 2019, primarily as a result of the 55.3 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the increase was primarily associated with the deployment of new technology assets.

Other operating expenses, net for second quarter 2020 decreased by $548 million, or 71.4 percent, compared with second quarter 2019. On a per ASM basis, Other operating expenses, net decreased 35.9 percent, compared with second quarter 2019. On a dollar and per ASM basis, the decreases were primarily due to gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions. See Note 8 to the Company's unaudited Condensed Consolidated Financial Statements for further information. The gains from the sale-leaseback transactions were considered special items and thus excluded from the Company's non-GAAP results. See Note

Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Excluding this item, 40 percent of the decreases were due to lower credit card fees driven by a severe reduction in revenues associated with the COVID-19 pandemic, and the remainder of the decreases were from various cost savings as a result of supporting a reduced operation and efforts to reduce discretionary spend.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for second quarter 2020 increased by $65 million, or 209.7 percent, compared with second quarter 2019, primarily due to higher debt balances and a $9 million write-off of remaining unamortized costs from the Company's 364-day term loan entered into in first quarter 2020 and repaid in full during second quarter 2020. For further information on the Company's debt transactions in second quarter 2020, see Note 8 to the unaudited Condensed Consolidated Financial Statements. Based on current debt outstanding, the Company currently expects third quarter 2020 interest expense to be approximately $105 million.

Capitalized interest for second quarter 2020 decreased by $2 million, or 22.2 percent, compared with second quarter 2019, primarily due to Boeing's halt of production of the Company's undelivered MAX aircraft through May 2020.

Interest income for second quarter 2020 decreased by $15 million, or 62.5 percent, compared with second quarter 2019, due to lower interest rates, partially offset by higher cash balances.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
(in millions)	2020	2019
Mark-to-market impact from fuel contracts settling in current and future periods	$15	$—
Premium cost of fuel contracts not designated as hedges	11	—
Mark-to-market impact from interest rate swap agreements	5	—
Other	1	2
	$32	$2
Income Taxes

The Company's effective tax rate was approximately 26.2 percent in second quarter 2020, compared with 23.5 percent in second quarter 2019. The higher second quarter tax rate was a result of the impact of the Company's current forecasted full year 2020 net loss, which would allow the Company to carry back such losses to claim tax refunds against taxes paid related to the tax years 2015 through 2019, some of which were at higher rates than the current year. The Company currently estimates its annual 2020 effective tax rate to be in the range of 27 to 29 percent.

Comparison of six months ended June 30, 2020 and June 30, 2019

Operating Revenues

Passenger revenues for the six months ended June 30, 2020, decreased by $5.7 billion, or 55.5 percent, compared with the first six months of 2019. On a unit basis, Passenger revenues decreased 34.9 percent, year-over-year. The decreases in Passenger revenues on both a dollar and unit basis were primarily due to the impact of the COVID-19 pandemic, which resulted in unprecedented levels of close-in trip cancellations in March 2020, and significant reductions in capacity and a sharp decline in passenger demand and bookings during the six months ended June 30, 2020.

Freight revenues for the six months ended June 30, 2020, decreased by $10 million, or 11.5 percent, compared with the six months ended June 30, 2019, primarily due to fewer trips flown, coupled with worldwide supply chain disruptions which reduced cargo demand.

Other revenues for the six months ended June 30, 2020, decreased by $125 million, or 16.9 percent, year-over-year.
The decrease was primarily due to a decrease in income from business partners, driven by the decline in consumer spending due to economic uncertainty and widespread restrictions related to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the six months ended June 30, 2020, decreased by $3.1 billion, or 32.4 percent, compared with the first six months of 2019, while capacity decreased 31.6 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's operating expenses are largely fixed once flight schedules are published, and the Company has experienced significant ASM reductions as a result of flight schedule adjustments related to the COVID-19 pandemic. Flight cancellations are expected to drive unit cost pressure for the duration of the COVID-19 pandemic, excluding any impacts associated with grants received under the CARES Act. The following table presents the Company's Operating expenses per ASM for the first six months of 2020 and 2019, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2020		2019		change		change
Salaries, wages, and benefits	6.70	¢	5.20	¢	1.50	¢	28.8%
Payroll support, voluntary separation, net	(1.47)		—		(1.47)		n.m.
Fuel and oil	2.12		2.76		(0.64)		(23.2)
Maintenance materials and repairs	0.77		0.77		—		—
Landing fees and airport rentals	1.15		0.89		0.26		29.2
Depreciation and amortization	1.17		0.77		0.40		51.9
Other operating expenses, net	1.73		1.92		(0.19)		(9.9)
Total	12.17	¢	12.31	¢	(0.14)	¢	(1.1)%

Operating expenses per ASM for the first six months of 2020 decreased by 1.1 percent, compared with the first six months of 2019. The majority of the year-over-year unit cost decrease in the first six months of 2020 was driven by the funding received through the Payroll Support Program, net of an accrual made for the Voluntary Separation Program 2020 offered, partially offset by significant capacity reductions as a result of the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for the first six months of 2020, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 29.6 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The majority of the year-over-year unit cost increase for the first six months of 2020 was driven by lower capacity as a result of significant capacity reductions due to the COVID-19 pandemic.

Salaries, wages, and benefits expense for the first six months of 2020 decreased by $475 million, or 11.7 percent, compared with the first six months of 2019. On a per ASM basis, Salaries, wages, and benefits for the first six months of 2020 increased 28.8 percent, compared with the first six months of 2019, as the dollar decrease was more than offset by the 31.6 percent decrease in capacity. On a dollar basis, the decrease was primarily the result of no profitsharing expense accrual for the first six months of 2020 due to the Company's net loss, compared with a profitsharing accrual of $259 million for the first six months of 2019. Excluding this item, approximately 60 percent of the decrease was driven by lower salaries, wages, and benefits expense, as a result of time off programs offered by the Company, and the remainder was driven by reduced operations in the first six months of 2020.

Payroll support, voluntary separation, net for the first six months of 2020 was a credit to expense of $784 million, compared with no amounts for the first six months of 2019. On a per ASM basis, Payroll support, voluntary separation, net for the first six months of 2020 was a credit of 1.47 cents. The Company recognized a $1.1 billion allocation of Payroll Support Program proceeds in the first six months of 2020 as part of the CARES Act and a $307 million accrual related to the cost associated with the Voluntary Separation Program 2020 elections made prior to June 30, 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for the first six months of 2020 decreased by $1.0 billion, or 47.6 percent, compared with the first six months of 2019. On a per ASM basis, Fuel and oil expense for the first six months of 2020 decreased 23.2 percent, compared with the first six months of 2019. On both a dollar and per ASM basis, the decreases were primarily attributable to a significant decrease in fuel gallons consumed and the remainder of the decrease was due to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 17.7 percent, year-over-year, to $1.72 for the first six months of 2020, from $2.09 for the first six months of 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.07 per gallon in premium expense and no cash settlements from fuel derivative contracts for the first six months of 2020, compared with $.05 per gallon in premium expense and $.05 per gallon in favorable cash settlements from fuel derivative contracts for the first six months of 2019. The Company's fuel efficiency improved 5.5 percent for the first six months of 2020, compared with the same prior year period, when measured on the basis of ASMs generated per gallon of fuel. This was primarily as a result of operating fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity cuts, combined with a lower Load factor during the first six months of 2020, due to the COVID-19 pandemic.

Maintenance materials and repairs expense for the first six months of 2020 decreased by $191 million, or 31.7 percent, compared with the first six months of 2019. On a per ASM basis, Maintenance materials and repairs expense was flat, compared with the first six months of 2019, as the dollar decreases were offset by the 31.6 percent decrease in capacity. On a dollar basis, approximately 60 percent of the decrease was due to lower engine maintenance expense due to decreased flight hours, and the remainder of the decrease was due to reduced operations and placing a portion of the fleet in storage.

Landing fees and airport rentals expense for the first six months of 2020 decreased by $77 million, or 11.1 percent, compared with the first six months of 2019. On a per ASM basis, Landing fees and airport rentals expense increased 29.2 percent, compared with the first six months of 2019, as the dollar decrease was more than offset by the 31.6 percent decrease in capacity. On a dollar basis, the majority of the decrease was due to reduced flight operations for the first six months of 2020 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for the first six months of 2020 increased by $26 million, or 4.3 percent, compared with the first six months of 2019. On a per ASM basis, Depreciation and amortization expense increased 51.9 percent, compared with the first six months of 2019, primarily as a result of the 31.6 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the majority of the increase was associated with the deployment of new technology assets.

Other operating expenses, net for the first six months of 2020 decreased by $582 million, or 38.8 percent, compared with the first six months of 2019. On a per ASM basis, Other operating expenses, net decreased 9.9 percent, compared with the first six months of 2019. On both a dollar and per ASM basis, the decreases were primarily due to gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions in second quarter 2020. The gains from the sale-leaseback transactions were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. See Note 8 to the Company's unaudited Condensed Consolidated Financial Statements for further information. Excluding this item, the majority of the remainder of the decreases were due to lower credit card fees driven by a severe reduction in revenues associated with the COVID-19 pandemic.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first six months of 2020 increased by $63 million, or 103.3 percent, compared with the first six months of 2019, primarily due to higher debt balances in the first six months of 2020, and a $9 million write-off of remaining unamortized costs from the Company's 364-day term loan entered into in first quarter 2020 and repaid in full during second quarter 2020. For further information on the Company's debt transactions in the first six months of 2020. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

Capitalized interest for the first six months of 2020 decreased by $5 million, or 29.4 percent, compared with the first six months of 2019, primarily due to Boeing's halt of production of the Company's undelivered MAX aircraft through May 2020.

Interest income for the first six months of 2020 decreased by $21 million, or 44.7 percent, compared with the first six months of 2019, due to lower interest rates, partially offset by higher cash balances.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(in millions)	2020	2019
Mark-to-market impact from fuel contracts settling in current and future periods	$17	$—
Premium cost of fuel contracts not designated as hedges	11	—
Mark-to-market impact from interest rate swap agreements	29	—
Other	3	4
	$60	$4

Income Taxes

The Company's effective tax rate was approximately 27.0 percent for the first six months of 2020, compared with 23.4 percent for the first six months of 2019. The higher tax rate for the first six months of 2020 is a result of the impact of the Company's current forecasted full year 2020 net loss, which would allow the Company to carry back such losses to claim tax refunds against taxes paid related to the tax years 2015 through 2019, some of which were at higher rates than the current year.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2020	2019	Change	2020	2019	Change
Fuel and oil expense, unhedged	$254	$1,138		$1,100	$2,144
Add: Premium cost of fuel contracts designated as hedges	13	28		38	55
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(10)	(30)		(10)	(47)
Fuel and oil expense, as reported	$257	$1,136		$1,128	$2,152
Add: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	10	—		10	—
Add: Premium cost of fuel contracts not designated as hedges	11	—		11	—
Fuel and oil expense, excluding special items (economic)	$278	$1,136	(75.5)%	$1,149	$2,152	(46.6)%

Total operating expenses, as reported	$2,135	$4,941		$6,479	$9,586
Add: Payroll support program, voluntary separation, net	784	—		784	—
Add: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	10	—		10	—
Add: Premium cost of fuel contracts not designated as hedges	11	—		11	—
Add: Gain from aircraft sale-leaseback transactions	222	—		222	—
Total operating expenses, excluding special items	$3,162	$4,941	(36.0)%	$7,506	$9,586	(21.7)%

Operating income (loss), as reported	$(1,127)	$968		$(1,237)	$1,473
Deduct: Payroll support program, voluntary separation, net	(784)	—		(784)	—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(10)	—		(10)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	—		(11)	—
Deduct: Gain from aircraft sale-leaseback transactions	(222)	—		(222)	—
Operating income (loss), excluding special items	$(2,154)	$968	n.m.	$(2,264)	$1,473	n.m.

Other (gains) losses, net, as reported	$32	$2		$60	$4
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(15)	—		(17)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	—		(11)	—
Deduct: Mark-to-market impact from interest rate swap agreements	(5)	—		(29)	—
Other (gains) losses, net, excluding special items	$1	$2	(50.0)%	$3	$4	(25.0)%

Income (loss) before income taxes, as reported	$(1,239)	$968		$(1,383)	$1,472
Deduct: Payroll support program, voluntary separation, net	(784)	—		(784)	—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(10)	—		(10)	—
Deduct: Gain from aircraft sale-leaseback transactions	(222)	—		(222)	—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	15	—		17	—
Add: Mark-to-market impact from interest rate swap agreements	5	—		29	—
Income (loss) before income taxes, excluding special items	$(2,235)	$968	n.m.	$(2,353)	$1,472	n.m.

Provision for income taxes, as reported	$(324)	$227		$(374)	$344
Deduct: Net income (loss) tax impact of fuel and special items, excluding GAAP to Non-GAAP tax rate difference (b)	(327)	—		(319)	—
Deduct: GAAP to Non-GAAP tax rate difference (c)	(83)	—		(82)	—
Provision for income taxes, net, excluding special items	$(734)	$227	n.m.	$(775)	$344	n.m.

Net income (loss), as reported	$(915)		$741			$(1,009)		$1,128
Deduct: Payroll support program, voluntary separation, net	(784)		—			(784)		—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(10)		—			(10)		—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	15		—			17		—
Deduct: Gain from aircraft sale-leaseback transactions	(222)		—			(222)		—
Add: Mark-to-market impact from interest rate swap agreements	5		—			29		—
Add: Net income (loss) tax impact of special items, excluding GAAP to Non-GAAP tax rate difference (b)	327		—			319		—
Add: GAAP to Non-GAAP tax rate difference (c)	83		—			82		—
Net income (loss), excluding special items	$(1,501)		$741		n.m.	$(1,578)		$1,128		n.m.

Net income (loss) per share, diluted, as reported	$(1.63)		$1.37			$(1.87)		$2.06
Deduct: Impact of special items	(1.76)		—			(1.78)		—
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.02)		—			(0.02)		—
Add: Net income (loss) tax impact of special items, excluding GAAP to Non-GAAP tax rate difference(b)	0.59		—			0.59		—
Add: GAAP to Non-GAAP tax rate difference (c)	0.15		—			0.15		—
Net income (loss) per share, diluted, excluding special items	$(2.67)		$1.37		n.m.	$(2.93)		$2.06		n.m.

Operating expenses per ASM (cents)	11.94	¢	12.36	¢		12.17	¢	12.31	¢
Add: Impact of special items	5.62		—			1.89		—
Deduct: Fuel and oil expense divided by ASMs	(1.44)		(2.84)			(2.12)		(2.76)
Deduct: Profitsharing expense divided by ASMs	—		(0.43)			—		(0.34)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	16.12	¢	9.09	¢	77.3%	11.94	¢	9.21	¢	29.6%
(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP tax rate differences, primarily due to the Payroll Support Program being excluded as a special item, and reflects the anticipated benefit of carrying back full year 2020 projected net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income (loss), non-GAAP; Other (gains) losses, net, non-GAAP; Income (loss) before income taxes, non-GAAP; Provision for income taxes, net, excluding special items; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight on the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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
1.Proceeds related to the Payroll Support Program under the CARES Act, which were used to pay Employee salaries, wages, and benefits, and a Voluntary Separation Program 2020 accrual for special termination benefits associated with Employees who had accepted the Voluntary Separation Program offer at June 30, 2020;
2.Gains associated with the sale-leaseback of ten Boeing 737-800 aircraft and ten Boeing 737 MAX 8 aircraft to third parties; and

3.Unrealized losses related to twelve forward-starting interest rate swap agreements. During first quarter and second quarter 2020, the interest rate swap agreements, which were related to twelve 737 MAX 8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income (loss), non-GAAP; Other (gains) losses, net, non-GAAP; Income (loss) before income taxes, non-GAAP; Provision for income taxes, net, excluding special items; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

The Company has also utilized and provided average cash burn and average daily core cash burn. Average cash burn is a non-GAAP financial measure. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. For the three months ended June 30, 2020, average daily core cash burn was approximately $23 million, calculated as Loss before income taxes, non-GAAP, of $2.2 billion (as provided in the above Non-GAAP reconciliation), adjusted for Depreciation and amortization expense of $313 million; Capital expenditures of $113 million; and adjusted amortizing debt service payments of approximately $39 million; divided by 91 days in the period. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable cash and profit break-even results.

Given that the Company’s cash burn calculation is derived from Loss before income taxes, non-GAAP, the Company excludes the following items in its calculation of average core cash burn: financing transactions; Payroll Support Program proceeds; Supplier proceeds and other changes in working capital. Cash burn methodology varies by airline, and the Company’s second quarter 2020 average daily core cash burn of $23 million may differ materially by utilizing cash burn calculations that adjust for changes in working capital. Utilizing an alternative cash burn approach, which adjusts for changes in working capital, among other items, the Company’s second quarter 2020 daily cash burn was approximately $14 million.

While the Company has historically provided its calculation of non-GAAP return on invested capital (“ROIC”) as a measure of financial performance used by management to quantify the Company’s effectiveness in generating returns relative to the capital invested in the business, the Company has chosen not to present ROIC in this Form 10-Q and does not expect to present it again until and if the operating environment normalizes sufficiently to return the Company to operating income instead of operating loss. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings, thereby materially and adversely affecting operating income and cash flows from operations. As a result, management ceased focus on ROIC and instead has focused on bolstering the Company’s liquidity through cost reductions, financings, sale-leaseback transactions, and securities offerings. In this environment, management believes ROIC is not a meaningful measure of financial performance, nor is it being used by management to evaluate the business in the current environment. See Liquidity and Capital Resources for a discussion of the Company’s liquidity.

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during first and second quarter 2020, as Customer cancellations spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 and Note 8 to the unaudited Condensed Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed, and assistance obtained and available to the Company under the CARES Act. Much uncertainty remains about the time it will take for air travel demand to recover, and the Company continues to assess its immediate and near-term liquidity needs. The Company also continues to assess various sources and options including public, private, and government debt and equity financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

Net cash provided by operating activities was $897 million for the three months ended June 30, 2020, compared with $966 million provided by operating activities in the same prior year period. For the six months ended June 30, 2020, net cash provided by operating activities was $520 million, compared with $2.1 billion provided by operating activities in the six months ended June 30, 2019. The operating cash flows for the six months ended June 30, 2020, were affected primarily by a $1.4 billion increase in Air traffic liability. The increase in Air traffic liability resulted from the Company experiencing a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. These were partially offset by the Company's Net loss (as adjusted for non-cash items) and a $90 million decrease in Accounts payable and accrued expenses due to the Company's payout of its 2019 $667 million profitsharing distribution to Employees, a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the decline in passenger ticket sales, and the suspension of collection of certain ticket taxes as dictated by the CARES Act. These were partially offset by $2.0 billion in Payroll Support Program grant proceeds received as part of the CARES Act, of which $1.1 billion had been used to offset eligible cost, and the $307 million accrual of expected costs for the Voluntary Separation Program 2020. For the six months ended June 30, 2019, in addition to the Company's Net income (as adjusted for noncash items), there was a $914 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operations to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the CARES Act. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash provided by investing activities was $332 million during the three months ended June 30, 2020, compared with $252 million used in investing activities in the same prior year period. Net cash provided by investing activities totaled $327 million during the six months ended June 30, 2020, compared with $87 million used in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. The Company raised $815 million from sale-leaseback transactions of 20 aircraft (see Note 8 to the unaudited Condensed Consolidated Financial Statements for more details on the sale-leaseback transactions) and received $428 million of Supplier proceeds during the six months ended June 30, 2020, which the Company considers an offset to its annual 2020 aircraft capital expenditures. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. During the six months ended June 30, 2020, Capital expenditures were $336 million, the majority of which included ongoing technology projects, and airport and other facility construction projects, and progress payments related to new aircraft to be delivered to the Company. This compared with $390 million in Capital expenditures during the same prior year period, the majority of which were due to ongoing technology projects. Capital expenditures decreased, year-over-year, largely due to a decrease in technology project expenditures, and several projects being placed into service since June 30, 2019. The Company has more than offset its originally planned annual 2020 capital spending of approximately $1.4 billion to $1.5 billion, primarily due to its 2020 and 2021 fleet delivery agreement with Boeing, with proceeds from sale-leaseback transactions, and the cancellation or deferral of the majority of its capital investment projects originally planned for this year. In light of the current environment, the Company and Boeing agreed to an arrangement requiring the Company to take delivery of no more than 48 aircraft through December 31, 2021. The Company and Boeing have agreed to make reasonable efforts in coming months to agree to a new delivery schedule that reflects this arrangement. The Company will continue collaborating with Boeing to review its aircraft order book, and make any further adjustments to the delivery schedule and its capital expenditures as circumstances related to the MAX groundings and COVID-19 pandemic evolve. See Notes 2 and 12 to the unaudited Condensed Consolidated Financial Statements for further information. During the six months ended June 30, 2020, the Company's transactions in short-term and noncurrent investments resulted in a net cash outflow of $580 million, compared with a $303 million inflow during the same prior year period.

Net cash provided by financing activities was $7.2 billion during the three months ended June 30, 2020, compared with $612 million used in financing activities for the same prior year period. Net cash provided by financing activities was $9.0 billion during the six months ended June 30, 2020, compared with $1.4 billion used in financing activities for the same prior year period. During the six months ended June 30, 2020, the Company borrowed $12.3 billion, including $3.7 billion through a 364-day term loan credit facility agreement (the "364–Day Credit Agreement"), $1.0 billion under its existing $1.0 billion revolving credit facility expiring in August 2022 (the "Revolving Credit Agreement"), $500 million through 2.65% senior unsecured notes due 2030, $2.3 billion through 1.25% Convertible Senior Notes due 2025, $1.25 billion through 4.75% Notes due 2023, $1.25 billion through 5.25% Notes due 2025, $1.3 billion through 5.125% Notes due 2027, $850 million of Payroll Support Program loan proceeds under the CARES Act, and $197 million through term loans secured by aircraft. An additional $2.3 billion was raised from a public offering of 80,500,000 shares of common stock. These financings were partially offset by the repayment in second quarter 2020 of all $3.7 billion borrowed under the 364-Day Credit Agreement and full repayment of the $1.0 billion drawn under the Revolving Credit Agreement. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements. In the first six months of 2020, the Company also repurchased $451 million of its outstanding common stock, paid $188 million in cash dividends to Shareholders, and repaid $237 million in debt and finance lease obligations. The Company expects to repay approximately $596 million in debt and finance lease obligations during the remainder of 2020. During the six months ended June 30, 2019, the Company repurchased $950 million of its outstanding common stock, paid $276 million in cash dividends to Shareholders, and repaid $175 million in debt and finance lease obligations.

Since March, the Company has reduced annual 2020 spending by more than $7 billion compared with original plans. Average core cash burn decreased by nearly half during second quarter 2020, from approximately $900 million in April, or $30 million per day, to approximately $500 million in June, or $16 million per day, resulting in second quarter 2020 average core cash burn of $23 million per day, primarily due to strengthening revenue trends. The Company's average core cash burn in July 2020 is currently estimated to be approximately $18 million per day, higher than June as a result of weakening revenue trends. Due to the reversal in trends, the Company is re-evaluating its August and September 2020 capacity plans in an effort to improve third quarter 2020 average daily core cash burn, which is currently estimated to be in line with second quarter 2020 average daily core cash burn of $23 million per day. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. Average core cash burn is calculated as Loss before income taxes, non-GAAP, adjusted for Depreciation and amortization expense; Capital expenditures; and adjusted amortizing debt service payments; divided by 91 days in the period. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable cash and profit break-even results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Given that the Company’s cash burn calculation is derived from Loss before income taxes, non-GAAP, the Company excludes the following items in its calculation of average core cash burn: financing transactions; Payroll Support Program proceeds; Supplier proceeds and other changes in working capital. Cash burn methodology varies by airline, and the Company’s second quarter 2020 average daily core cash burn of $23 million may differ materially by utilizing cash burn calculations that adjust for changes in working capital. Utilizing an alternative cash burn approach, which adjusts for changes in working capital, among other items, the Company’s second quarter 2020 daily cash burn was approximately $14 million.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Revolving Credit Agreement. The Revolving Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. However, the Company has a holiday on meeting this financial covenant through March 31, 2021. The facility also contains a financial covenant to maintain unrestricted cash and cash equivalents of $2.5 billion at all times under the Revolving Credit Agreement. As of June 30, 2020, the Company was in compliance with this covenant and there were no amounts outstanding under the Revolving Credit Agreement.

On March 17, 2020, Moody's downgraded the Company's credit ratings to "Baa1" from "A3." On March 18, 2020, Standard & Poor's downgraded the Company's credit ratings to "BBB" from "BBB+." On April 10, 2020, Fitch downgraded the Company's credit ratings to "BBB+" from "A-." The downgrades of the Company's investment-grade ratings were based on the Company's increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

Although not the case at June 30, 2020 due to the Company's recent significant financing activities, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $14.5 billion as of June 30, 2020, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic. The Company will continue to consider various financing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

Based on the Company's latest agreement with Boeing and current planning assumptions, the Company expects to take delivery of no more than 48 MAX aircraft through December 31, 2021. While the Company and Boeing have agreed to make reasonable efforts in coming months to agree to a new delivery schedule that reflects this arrangement, the delivery schedule below reflects existing contractual commitments. In addition to the firm deliveries from Boeing, the Company has existing agreements with various third parties to lease 16 MAX aircraft. The Company will continue collaborating with Boeing to review its aircraft order book and make any further adjustments to the delivery schedule as circumstances related to the MAX groundings and COVID-19 pandemic evolve. The Company offers no assurances that current estimations and timelines are correct.

As of June 30, 2020, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

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

Based on the Company's contractual obligations as of June 30, 2020, and shifting the 40 aircraft undelivered in 2019 into 2020, the Company's capital commitments associated with these firm orders are as follows: $1.2 billion remaining in 2020, $1.7 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, $1.9 billion in 2024, and $1.5 billion thereafter. The Company's aircraft spending could be further impacted by the status of the grounding of the MAX aircraft, as all MAX deliveries are suspended until the FAA order is rescinded. The timeline of future deliveries is uncertain.

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

The following table details information on the aircraft in the Company's fleet as of June 30, 2020:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	16	496	(a)	391	105
737-800	175	5	207		190	17
737 MAX 8	175	2	34	(b)	21	13
Totals		12	737		602	135
(a) Included 77 Boeing 737 Next Generation aircraft removed from active fleet and placed in long-term storage as of June 30, 2020.
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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial and operational outlook, projections, and expectations, including underlying factors and assumptions, in particular assumptions regarding the impact of the COVID-19 pandemic and the timing of the MAX return to service;
•the Company’s fleet and capacity plans and expectations, including underlying factors and assumptions, in particular the impacts of the COVID-19 pandemic on demand and bookings;
•the Company’s expectations about future receipts pursuant to the Payroll Support Program under the CARES Act;
•the Company’s goals and expectations with respect to its voluntary leave programs;
•the Company's plans and expectations related to the return of the MAX to service and related fleet plans and assumptions, including with respect to its fleet order book;
•the Company's operational and financial initiatives and related plans and expectations, including with respect to its global distribution systems and related alliances and capabilities;
•the Company’s network plans;
•the Company’s plans, expectations, and estimates related to fuel costs and the Company’s related management of risk associated with changing jet fuel prices, including the assumptions underlying the estimates;
•the Company's expectations with respect to capital expenditures, daily cash burn, and liquidity, including its ability to meet its ongoing capital, operating, and other obligations, and the Company’s anticipated needs for, and sources of, funds;
•the Company's assessment of market risks; and
•the Company's plans and expectations related to legal and regulatory proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the extent of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic; the duration and scope of related government orders and restrictions; the duration and scope of the Company’s related self-imposed restrictions to address customer and employee health concerns; the extent of the impact of the COVID-19 pandemic on overall demand for air travel and the Company’s related business plans and decisions; and any negative impact of the COVID-19 pandemic on the Company’s access to capital;
•the impact of economic conditions, governmental actions, extreme or severe weather and natural disasters, fears of terrorism or war, actions of competitors, fuel prices, consumer perception, and other factors beyond the Company's control, on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the impact of the Company's obligations and restrictions related to its participation in the U.S. Treasury's Payroll Support Program, including restrictions and obligations related to its loan from, and warrants issued to, the U.S. Treasury, and the U.S. Treasury’s right pursuant to the Payroll Support Program to amend the documents or require new or additional conditions of the payroll support in ways that may be materially adverse to the Company;
•a decision by the Company to obtain additional loans from the U.S. Treasury and the impact of any additional restrictions on the manner in which the Company operates its business;
•the enactment or adoption of future laws, statutes, and regulations and interpretation or enforcement of current and future laws, statutes, and regulations that affect the terms or application of the Payroll Support Program documents and that may have a material adverse effect on the Company;

•the Company's dependence on Boeing and the FAA with respect to the timing of the return of the 737 MAX to service and any related changes to the Company's operational and financial assumptions and decisions;
•the Company's dependence on Boeing with respect to the Company's fleet order book and delivery schedule;
•the Company’s dependence on other third parties, and the impact on the Company’s operations and results of operations of any third party delays or non-performance;
•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions, on the Company's business plans and results of operations;
•the impact of labor matters on the Company’s results of operations, business decisions, plans, and strategies; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2020, the estimated fair value of outstanding contracts was an asset of $107 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2020, the Company had agreements with nine counterparties with respect to which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2020, $32 million in cash collateral deposits were held by the Company from counterparties based on its outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2020, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2020.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2020, no holdbacks are in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. Discovery is ongoing. The Company denies all allegations of wrongdoing, including those in the complaint that were not dismissed. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas. A lead plaintiff has been appointed in the case, and an amended complaint was filed on July 2, 2020. The amended complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and January 29, 2020. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The amended complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. The Company denies all allegations of wrongdoing, including those in the amended complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

On June 22, 2020, a derivative action for breach of fiduciary duty was filed in the United States District Court for the Northern District of Texas naming the members of the Company's Board of Directors as defendants and the Company as a nominal defendant. The plaintiff alleges unspecified damage to Company’s reputation, goodwill, and standing in the community, as well as damage from exposure to civil and regulatory liability and defense costs. According to the lawsuit, these damages arise from the Company’s alleged failure to comply with safety and record maintenance regulations and false statements in public filings regarding the Company’s safety practices. The plaintiff alleges the Board, in the absence of good faith, exhibited reckless disregard for its duties of oversight. The lawsuit is in its early stages, and the Board and Company deny all allegations of wrongdoing.

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

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings for both business and leisure travel, thereby materially and adversely affecting operating income and cash flows from operations. The Company has attempted to bolster the Company’s liquidity through cost reductions. These efforts include aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals; reducing the Company's published flight schedule; placing a significant number of aircraft in storage; implementing voluntary time-off programs for Employees; suspending all hiring and non-contract salary increases; reducing named executive officer salaries and Board of Director cash retainer fees by 20 percent; and modifying vendor and supplier payment terms. The extent of the impact of the COVID-19 pandemic on the Company’s business and its financial and operational performance will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 pandemic; the duration and scope of related federal, state, and local government orders and restrictions; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and the Company’s access to capital, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state, and local authorities have at various times instituted measures such as imposing self-quarantine requirements, issuing directives forcing businesses to temporarily close, restricting international air travel, and issuing shelter-in-place and similar orders limiting the movement of individuals. Additionally, businesses have restricted non-essential travel for their employees. Such measures have depressed demand for air travel, disrupted the Company’s operations, and materially adversely affected the Company’s business. The resulting cancellations of flights has resulted in a significant amount of cash refunds and the issuance of travel credits to Customers. The total value of refunds, excluding taxes and related fees, issued to Customers during March 2020 and second quarter 2020 was $248 million and $322 million, respectively. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been adversely affected. The cancellations and cash refunds have negatively affected the Company's revenues and liquidity, and the Company expects such negative effects to continue. The Company will continue to be materially adversely affected if government authorities extend existing orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, or if businesses continue to restrict nonessential travel for their employees, or if fear of travel continues to depress future ticket sales.

Certain Employees of the Company, and employees of its suppliers and service providers, including airport and air traffic personnel, have tested positive for or been suspected of having COVID-19. These cases have resulted in the closure of facilities, reduction in available staffing, and disruptions to the Company’s overall operations. Additional instances of actual or perceived risk of infection among the Company’s Employees, or its suppliers’ or service providers’ employees, could further negatively impact the Company’s operations. The Company could also be materially adversely affected if it were unable to effectively maintain a suitably skilled and sized workforce, address employment-related matters, or maintain satisfactory relations with its Employees or its Employees’ Representatives.

Moreover, the ability to attract and retain passengers depends, in part, upon the perception and reputation of the Company and the public’s concerns regarding the health and safety of travel generally, especially regarding airline travel. Actual or perceived risk of infection on Company flights could have a material adverse effect on the public's comfort with air travel, which could harm the Company's reputation and business. The Company expects it will continue to incur COVID-19 related costs as it sanitizes airplanes and implements additional hygiene-related protocol to airplanes, and takes other action to limit infection among its Employees and passengers. In addition, the industry may be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The COVID-19 pandemic may also materially and adversely affect the Company’s supply chain. For example, the Company is dependent on Boeing as its sole supplier for many of its aircraft parts. See “Item 1A. Risk Factors-The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Further prolonged grounding by the FAA of the Boeing 737 MAX aircraft could materially and adversely affect the Company’s business plans, strategies, and results of operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for further discussion of and risks related to the Company’s relationship with Boeing. The Company is also dependent on (i) sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services, (ii) third party vendors, and (iii) service providers. The COVID-19 pandemic could result in performance problems, ceased operations, or bankruptcies among these suppliers, third party vendors, and service providers. If a supplier, third party vendor, or service provider were unable to timely provide adequate products or support for its products, or otherwise fulfill its commitments to the Company, the Company’s operations could be materially adversely affected.

The effects of the COVID-19 pandemic on the financial markets may materially and adversely affect the Company’s access to capital and cost of capital, including its ability to raise funds through equity or debt financings. The COVID-19 pandemic has resulted in significant disruption of global financial markets, which has negatively impacted the value of the Company’s common stock and its debt ratings and could negatively affect the Company’s liquidity. For example, as a result of the economic effects of the COVID-19 pandemic, in March and April 2020, Moody’s, S&P Global, and Fitch downgraded the Company’s senior unsecured debt ratings, and S&P Global and Fitch downgraded the Company's issuer ratings. In addition, all three rating agencies placed the Company's ratings on review for further downgrade. If the Company’s credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to the Company’s rating levels, the airline industry, or the Company, the Company’s access to capital and the cost of any debt financing will be negatively affected. The Company continues to evaluate potential sources of additional liquidity in the short-term. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which could affect retention of key personnel and further restrict the Company’s business operations. The extent to which the COVID-19 outbreak affects the Company’s earnings and liquidity will depend, in part, on the Company’s ability to successfully access capital. There is no guarantee that debt or equity financings will be available in the future to fund the Company’s obligations, or that they will be available on terms consistent with the Company’s expectations.

The COVID-19 pandemic has also significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on the Company’s medium- and long-term financial condition and operations. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns, including reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Any significant increases in unemployment in the United States and other regions due to the adoption of social distancing and other policies to slow the spread of the virus would likely continue to have a negative impact on passenger bookings, and these effects could exist for an extensive period of time. The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

The Company has entered into agreements with the U.S. Treasury with respect to funding support pursuant to the Payroll Support Program under the CARES Act; pursuant to these agreements the Company has agreed to certain restrictions on how it operates its business and uses its cash and which could limit the ability of the Company to take actions that it otherwise might have determined were in the best interests of the Company and its Shareholders.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of grants and loans to air carriers, such as the Company, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the United States Department of the Treasury (the “Treasury”). In April 2020, the Company reached an agreement with the Treasury with respect to funding support pursuant to the Payroll Support Program. Pursuant to this agreement, the Company has agreed to certain restrictions on its business and operations, including the following:
•The Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock until September 30, 2021;
•The Company must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until March 24, 2022;
•The Company is prohibited from involuntary terminations or furloughs of its Employees (except for death, disability, cause, or certain disciplinary reasons) until September 30, 2020;
•The Company may not reduce the salary, wages, or benefits of its Employees (other than its Executive Officers, or as otherwise permitted under the terms of the Payroll Support Program) until September 30, 2020;
•Until March 1, 2022, the Company must comply with any requirement issued by the Department of Transportation (“DOT”) that the Company maintain certain scheduled air transportation service as DOT deems necessary to ensure services to any point served by the Company before March 1, 2020; and
•The Company must maintain certain internal controls and records relating to the CARES Act funds, and is subject to additional reporting requirements.

These restrictions may require that the Company take, or limit taking, actions that it believes to be in the best interests of the Company and its Shareholders. For example, the restrictions could require that the Company change certain of its business practices, risk the Company's ability to retain key personnel, and expose the Company to additional costs (including increased compliance costs). Additionally, the Company could be required to issue additional warrants and be subject to additional significant restrictions if it were to participate in additional loan programs under the CARES Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) As previously disclosed, in connection with funding that the Company has received under the CARES Act, the Company has issued Warrants to acquire up to 2.3 million shares of the Company’s common stock since April 2020 to the Treasury under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company expects to issue a Warrant to acquire approximately 268 thousand additional shares of the Company’s common stock to the Treasury under the same exemption in late July 2020. For additional information regarding the Warrants, see Note 2 of the unaudited Condensed Consolidated Financial Statements.

(c) On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, including restrictions on the Company pursuant to CARES Act financing, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has announced it has suspended further share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

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

4.1
First Supplemental Indenture, dated May 1, 2020, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 1, 2020 (File No. 1-7259)).

10.1	Supplemental Letter Agreement No. 03729-MISC-2001512, to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.2	Supplemental Letter Agreement, dated April 23, 2020, to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company.
10.3	Supplemental Letter Agreement No. 6-1162-CJM-039, to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

July 27, 2020	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)