Form 10-Q
period 2020-09-30
SOUTHWEST AIRLINES CO
filed 2020-10-27
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 23, 2020: 590,273,067

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2020 and 2019
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2020 and 2019
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,109	$2,548
Short-term investments	2,453	1,524
Accounts and other receivables	897	1,086
Inventories of parts and supplies, at cost	426	529
Prepaid expenses and other current assets	248	287
Total current assets	16,133	5,974

Property and equipment, at cost:
Flight equipment	20,909	21,629
Ground property and equipment	6,005	5,672
Deposits on flight equipment purchase contracts	311	248
Assets constructed for others	274	164
	27,499	27,713
Less allowance for depreciation and amortization	11,443	10,688
	16,056	17,025
Goodwill	970	970
Operating lease right-of-use assets	1,767	1,349
Other assets	679	577
	$35,605	$25,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$980	$1,574
Accrued liabilities	1,836	1,749
Current operating lease liabilities	316	353
Air traffic liability	3,952	4,457
Current maturities of long-term debt	720	819
Total current liabilities	7,804	8,952

Long-term debt less current maturities	10,135	1,846
Air traffic liability - noncurrent	3,142	1,053
Deferred income taxes	1,824	2,364
Construction obligation	274	164
Noncurrent operating lease liabilities	1,424	978
Other noncurrent liabilities	1,233	706
Stockholders' equity:
Common stock	888	808
Capital in excess of par value	4,175	1,581
Retained earnings	15,685	17,945
Accumulated other comprehensive loss	(102)	(61)
Treasury stock, at cost	(10,877)	(10,441)
Total stockholders' equity	9,769	9,832
	$35,605	$25,895
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Passenger	$1,454	$5,230	$6,003	$15,462
Freight	41	42	118	129
Other	298	367	914	1,107
Total operating revenues	1,793	5,639	7,035	16,698

OPERATING EXPENSES:
Salaries, wages, and benefits	1,678	2,002	5,245	6,046
Payroll support and voluntary Employee programs, net	(149)	—	(933)	—
Fuel and oil	379	1,090	1,507	3,242
Maintenance materials and repairs	185	313	597	916
Landing fees and airport rentals	308	345	922	1,036
Depreciation and amortization	315	308	940	906
Other operating expenses, net	488	762	1,405	2,260
Total operating expenses	3,204	4,820	9,683	14,406

OPERATING INCOME (LOSS)	(1,411)	819	(2,648)	2,292

OTHER EXPENSES (INCOME):
Interest expense	111	30	235	90
Capitalized interest	(11)	(10)	(23)	(27)
Interest income	(4)	(23)	(30)	(70)
Other (gains) losses, net	35	3	95	8
Total other expenses (income)	131	—	277	1

INCOME (LOSS) BEFORE INCOME TAXES	(1,542)	819	(2,925)	2,291
PROVISION FOR INCOME TAXES	(385)	160	(759)	504

NET INCOME (LOSS)	$(1,157)	$659	$(2,166)	$1,787

NET INCOME (LOSS) PER SHARE, BASIC	$(1.96)	$1.24	$(3.89)	$3.30

NET INCOME (LOSS) PER SHARE, DILUTED	$(1.96)	$1.23	$(3.89)	$3.29

COMPREHENSIVE INCOME (LOSS)	$(1,129)	$566	$(2,207)	$1,704

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	590	533	556	542
Diluted	590	534	556	543
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	6	(2)
Share-based compensation	—	9	—	—	—	9
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Comprehensive loss	—	—	(94)	(125)	—	(219)
Balance at March 31, 2020	$808	$1,582	$17,757	$(186)	$(10,886)	$9,075
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	5	13
Share-based compensation	—	(2)	—	—	—	(2)
Stock warrants	—	35	—	—	—	35
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive loss	—	—	(915)	56	—	(859)
Balance at June 30, 2020	$888	$4,159	$16,842	$(130)	$(10,881)	$10,878
Issuance of common and treasury stock pursuant to Employee stock plans	—	9	—	—	4	13
Share-based compensation	—	2	—	—	—	2
Stock warrants	—	5	—	—	—	5
Comprehensive loss	—	—	(1,157)	28	—	(1,129)
Balance at September 30, 2020	$888	$4,175	$15,685	$(102)	$(10,877)	$9,769

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-12, Leases, codified in Accounting Standards Codification 842	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	6	(4)
Share-based compensation	—	13	—	—	—	13
Cash dividends, $0.160 per share	—	—	(89)	—	—	(89)
Comprehensive income	—	—	387	76	—	463
Balance at March 31, 2019	$808	$1,513	$16,320	$96	$(8,946)	$9,791
Repurchase of common stock	—	—	—	—	(450)	(450)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8		—	2	10
Share-based compensation	—	13	—	—	—	13
Cash dividends, $0.180 per share	—	—	(99)	—	—	(99)
Comprehensive income	—	—	741	(66)	—	675
Balance at June 30, 2019	$808	$1,534	$16,962	$30	$(9,394)	$9,940
Repurchase of common stock	—	—	—	—	(500)	(500)
Issuance of common and treasury stock pursuant to Employee stock plans	—	8	—	—	1	9
Share-based compensation	—	12	—	—	—	12
Cash dividends, $0.180 per share	—	—	(96)	—	—	(96)
Comprehensive income	—	—	659	(93)	—	566
Balance at September 30, 2019	$808	$1,554	$17,525	$(63)	$(9,893)	$9,931
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,157)	$659	$(2,166)	$1,787
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	315	308	940	906
Unrealized/realized loss on fuel derivative instruments	17	—	25	—
Deferred income taxes	(298)	174	(528)	224
Gain on sale-leaseback transactions	—	—	(222)	—
Changes in certain assets and liabilities:
Accounts and other receivables	(123)	(88)	(60)	(292)
Other assets	84	79	366	195
Accounts payable and accrued liabilities	26	106	(65)	(240)
Air traffic liability	216	(17)	1,584	897
Other liabilities	(106)	(87)	(312)	(210)
Cash collateral received from (provided to) derivative counterparties	(5)	—	2	—
Other, net	(19)	(43)	(95)	(104)
Net cash provided by (used in) operating activities	(1,050)	1,091	(531)	3,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(89)	(375)	(425)	(766)
Supplier proceeds	—	—	428	—
Proceeds from sale-leaseback transactions	—	—	815	—
Purchases of short-term investments	(1,536)	(529)	(3,881)	(1,329)
Proceeds from sales of short-term and other investments	1,191	545	2,956	1,648
Net cash used in investing activities	(434)	(359)	(107)	(447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	2,294	—
Proceeds from issuance of long-term debt	1,125	—	5,622	—
Proceeds from term loan credit facility	—	—	3,683	—
Proceeds from revolving credit facility	—	—	1,000	—
Proceeds from convertible notes	—	—	2,300	—
Proceeds from Payroll Support Program loan and warrants	130	—	1,016	—
Proceeds from Employee stock plans	13	9	36	29
Repurchase of common stock	—	(500)	(451)	(1,450)
Payments of long-term debt and finance lease obligations	(59)	(70)	(295)	(245)
Payments of term loan credit facility	—	—	(3,683)	—
Payments of revolving credit facility	—	—	(1,000)	—
Payments of cash dividends	—	(96)	(188)	(372)
Payments of terminated interest rate derivative instruments	(31)	—	(31)	—
Capitalized financing items	44	—	(133)	—
Other, net	20	(33)	29	(44)
Net cash provided by (used in) financing activities	1,242	(690)	10,199	(2,082)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(242)	42	9,561	634
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,351	2,446	2,548	1,854
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,109	$2,488	$12,109	$2,488

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$7	$11	$61	$59
Income taxes	$7	$169	$17	$487

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use assets acquired under operating leases	$6	$—	$692	$—
Assets constructed for others	$35	$28	$110	$73

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2020 and 2019 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, in 2020, as a result of the COVID-19 pandemic, the Company's results were not in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, fears of terrorism or war, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic have changed the U.S. economic landscape, outlook, and in particular the travel industry, has been swift and unexpected. The Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated during the remainder of first quarter and into second quarter, when trip cancellations outpaced new passenger bookings during the majority of March and April 2020. The Company began proactively canceling a significant portion of its scheduled flights in March, and continued making cancellations throughout second and third quarters, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience significant negative impacts to passenger demand and bookings in third quarter 2020 due to the pandemic.

Based on these events and the uncertainty they created, the Company immediately began to focus on its liquidity, including quickly and substantially enhancing its cash holdings. Since the beginning of 2020, the Company has raised a total of $18.9 billion, net of fees.

On April 20, 2020, the Company entered into definitive documentation with the United States Department of Treasury (the "Treasury") with respect to funding support pursuant to the Payroll Support Program ("Payroll Support") under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Payroll Support funds had to be used to pay employee wages and benefits through at least September 30, 2020. As of September 30, 2020, the Company has received five installments of Payroll Support from the CARES Act. The cumulative amounts received totaled $3.4 billion, including $1.6 billion received in April, $652 million received in both May and June, $326 million received in July 2020, and $94 million received in September 2020. As consideration for the Payroll Support, the Company issued a promissory note (the "Note") in favor of the Treasury and entered into a warrant agreement with the Treasury (the "Warrant Agreement"), pursuant to which the Company agreed to issue warrants (each, a "Warrant") to purchase common stock of the Company to the Treasury. As of September 30, 2020, the Company has provided a Note in the aggregate amount of $976 million and issued Warrants valued at a total of $40 million to purchase up to an aggregate of 2.7 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the Warrants. Pursuant to the terms of the Payroll Support Program agreement and the CARES Act, the Payroll Support funds could only be utilized to pay qualifying salaries, wages, and benefits, as defined in the CARES Act. As of September 30, 2020, excluding the $976 million Note and value allocated to the Warrants, all Payroll Support funds received have been allocated to reduce eligible costs in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2020.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition to obtaining financing under the CARES Act and accessing the capital markets, the Company believes it has made significant progress on bolstering its liquidity through efforts including aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals; reducing the Company's published flight schedule; placing a significant number of aircraft in storage; implementing voluntary separation and time-off programs for Employees; suspending all hiring and non-contract salary increases; reducing named executive officer salaries and Board of Director cash retainer fees by 20 percent; and modifying vendor and supplier payment terms. The Company will continue evaluating the need for further flight schedule adjustments. To support physical-distancing, the Company is currently limiting the number of seats sold on each flight to allow for middle seats to remain open for Customers who are not traveling together through November 2020.

On June 1, 2020, the Company announced Voluntary Separation Program 2020, a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service. Virtually all of the Company’s Employees hired before June 1, 2020 were eligible to participate in Voluntary Separation Program 2020. Employees electing to participate in Voluntary Separation Program 2020 were required to notify the Company of their election no later than July 15, 2020--with the stipulation that all Employees electing to participate had a total of seven days from their date of initial election to rescind their election and remain employed by the Company. As determined after the deadline to rescind such election, a total of over 4,200 Employees elected to participate in Voluntary Separation Program 2020, consisting of the following breakdown among workgroups: 1,060 from Ground Operations and Provisioning, 725 Flight Attendants, 630 Pilots, 390 from Customer Support and Services, 185 from Maintenance, 90 from other Contract groups, and 1,140 Managerial and Administrative Employees. Voluntary Separation Program 2020 participants’ last day of work primarily fell between August 15, 2020 and September 30, 2020, as assigned by the Company based on the operational needs of particular work locations and departments, determined on an individual-by-individual basis.

In conjunction with Voluntary Separation Program 2020, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years. Employees taking Extended ETO do not perform any work for the Company and are considered inactive while on leave, but do get paid a portion of their wages and continue to receive all associated benefits, as well as accrue service credit for all benefits. Contract employees who elected to take Extended ETO for periods between 12 and 18 months and had 10 or more years of service have been given the opportunity to convert to the Voluntary Separation Program 2020 beginning on September 1, 2020, until up to 90 days before the end of their respective Extended ETO term.

The purpose of Voluntary Separation Program 2020 and Extended ETO is to maintain a suitable sized workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in ASC Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program 2020 or Extended ETO offers, which will be reduced as program benefits are paid. Costs incurred for Voluntary Separation Program 2020 and Extended ETO, which totaled $1.1 billion during third quarter 2020, are recorded as a component of Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). Within that line item, these charges are netted against the allocation of the remainder of the Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $1.2 billion during third quarter 2020.

The Company accrued expenses totaling $613 million for its Extended ETO program during third quarter 2020, consisting of future wages and benefits for the Employees that will not be working. The Company has accrued amounts up to 18 months for all Employees that elected Extended ETO, but did not include amounts related to Pilots for periods beyond February 2022, based on the uncertainty of its future capacity levels, and because it is not currently probable that such Employees will not be recalled to work beyond that timeframe. Therefore, future adjustments to the amounts accrued as of September 30, 2020, may become necessary at a later date. Refer to the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

following table for amounts accrued and amounts reduced related to Voluntary Separation Program 2020 and Extended ETO as of September 30, 2020.

(in millions)	Voluntary Separation Program 2020	Extended ETO	Total
Amounts accrued	$307	$—	$307
Balance at June 30, 2020	307	—	307
Amounts accrued	485	613	1,098
Amounts reduced	(173)	(25)	(198)
Balance at September 30, 2020 (a)	$619	$588	$1,207
(a) See Note 10 for the location of the Voluntary Separation Program 2020 and Extended ETO balances within the unaudited Condensed Consolidated Balance Sheet.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March, and placed in short-term storage, as well as some in a longer term storage program. As of September 30, 2020, 104 aircraft remained in long-term storage, including 34 Boeing MAX 737 aircraft. Given the current expectation that these aircraft have been placed in storage temporarily, the Company has continued to record depreciation expense associated with them.

As a result of the events and impacts surrounding the COVID-19 pandemic, including the Company's net loss incurred during the nine months ended September 30, 2020, and the significant number of aircraft that have been placed in storage, the Company considered whether these conditions indicated that it was more likely than not that the Company’s $970 million in Goodwill and its $295 million in indefinite-lived intangible assets were impaired. Upon review, the Company determined that, based on the facts and circumstances in existence as of September 30, 2020, the fair values more likely than not exceeded book values of both its reporting unit and its indefinite-lived intangible assets and therefore, no quantitative test was required.

In addition, the Company has assessed whether any impairment of its amortizable assets existed, and has determined that no charges were deemed necessary under applicable accounting standards as of September 30, 2020.

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

The Company's income tax benefit recorded for the first nine months of 2020 was at a rate of 25.9 percent, which is higher than the first nine months of 2019 tax rate of 22.0 percent. The higher effective tax rate in 2020 reflects the anticipated benefit of carrying back full year 2020 projected net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year.

3.    NEW ACCOUNTING PRONOUNCEMENTS

On August 5, 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Companies may elect early adoption for periods beginning no earlier than December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is evaluating this new standard and plans to provide additional information about its expected impact on the Company's financial statements and disclosures at a future date.

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in Accounting Standards Codification ("ASC") 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company elected to early adopt this standard as of January 1, 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. However, the early adoption as of January 1, 2020, did not have an impact on the Company's financial statements or disclosures for the first nine months of 2020.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

For the three and nine months ended September 30, 2020, the Company had fuel derivative instruments in place for up to 42 percent and 67 percent, respectively, of its fuel consumption. As of September 30, 2020, the Company also had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	September 30, 2020	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2020
Remainder of 2020	325	WTI crude oil, Brent crude oil, and Heating oil
2021	1,283	WTI crude oil and Brent crude oil
2022	1,220	WTI crude oil and Brent crude oil
Beyond 2022	630	WTI crude oil and Brent crude oil
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI will be required to be immediately reclassified into earnings. During the first nine months of 2020, as a result of the drastic drop in demand for air travel due to the COVID-19 pandemic, the Company's forecast for 2020 and 2021 fuel purchases and consumption was significantly reduced, causing the Company to be in an estimated "over–hedged" position for second, third, and fourth quarter 2020, and full year 2021. Therefore, the Company de–designated a portion of its fuel hedges related to these periods, and has reclassified approximately $22 million and $38 million in losses from AOCI into Other (gains) losses, net, during the three and nine months ended September 30, 2020, respectively. The Company did not have any such situations occur during 2019.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2020	12/31/2019	9/30/2020	12/31/2019
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$4	$48	$—	$—
Fuel derivative contracts (gross)	Other assets	101	62	—	—
Interest rate derivative contracts	Other assets	—	2	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	—	5
Interest rate derivative contracts	Other noncurrent liabilities	—	—	11	1
Total derivatives designated as hedges		$105	$112	$11	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$2	$—	$—	$—
Fuel derivative contracts (gross)	Other assets	2	—	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	28	—
Total derivatives not designated as hedges		$4	$—	$28	$—
Total derivatives		$109	$112	$39	$6
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note.

The following table presents the amounts recorded on the unaudited Condensed Consolidated Balance Sheet related to fair value hedges:

Balance Sheet location of hedged item	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Current maturities of long-term debt	$500	$300	$—	$2
Long-term debt less current maturities	—	501	18	18
	$500	$801	$18	$20
(a) At September 30, 2020 and 2019, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued, of $18 million and $19 million, respectively.

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2020	2019
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$1	$10
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	26	15

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of September 30, 2020, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$6	$(1)	$5		$48	$(10)	$38
Fuel derivative contracts	Other assets	$103	$(26)	$77	(a)	$62	$(15)	$47	(a)
Interest rate derivative contracts	Other assets	$—	$—	$—	(a)	$2	$—	$2	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 10.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$1	$(1)	$—		$10	$(10)	$—
Fuel derivative contracts	Other assets	$26	$(26)	$—	(a)	$15	$(15)	$—	(a)
Interest rate derivative contracts	Accrued liabilities	$28	$—	$28	(a)	$5	$—	$5	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$11	$—	$11		$1	$—	$1
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 10.
The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended September 30, 2020			Three months ended September 30, 2019
(in millions)	Fuel and oil	Other (gains)/losses, net	Interest expense	Fuel and oil	Interest expense
Total	$18	$22	$2	$19	$8

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	18	22	—	19	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	—	—	2

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	4	—	6
Derivatives designated as hedging instruments	—	—	(2)	—	—

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Location and amount recognized in income on cash flow and fair value hedging relationships
	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(in millions)	Fuel and oil	Other (gains)/losses, net	Interest expense	Fuel and oil	Interest expense
Total	$54	$38	$6	$28	$21

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	54	38	—	28	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	3

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	11	—	17
Derivatives designated as hedging instruments	—	—	(6)	—	1

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2020	2019
Fuel derivative contracts	$17	$95
Interest rate derivatives	(3)	17
Total	$14	$112

Derivatives designated and qualified in cash flow hedging relationships
	Loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2020	2019
Fuel derivative contracts	$91	$83
Interest rate derivatives	30	43
Total	$121	$126

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2020	2019
Fuel derivative contracts	$1	$—	Other (gains) losses, net
Interest rate derivatives	(1)	—	Other (gains) losses, net
Total	$—	$—

Derivatives not designated as hedges
	Loss recognized in income on derivatives

	Nine months ended		Location of loss recognized in income on derivatives
	September 30,
(in millions)	2020	2019
Fuel derivative contracts	$2	$—	Other (gains) losses, net
Interest rate derivatives	28	—	Other (gains) losses, net
Total	$30	$—

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and nine months ended September 30, 2020 and 2019. Fuel derivatives that qualify for hedge accounting are recorded to Fuel and oil expense. Fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	September 30,
(in millions)	2020	2019
Fuel derivative contracts designated as hedges	$13	$20	Fuel and oil
Fuel derivative contracts not designated as hedges	$11	$—	Other (gains) losses, net

	Premium expense recognized in income on derivatives

	Nine months ended		Location of premium expense recognized in income on derivatives
	September 30,
(in millions)	2020	2019
Fuel derivative contracts designated as hedges	$51	$75	Fuel and oil
Fuel derivative contracts not designated as hedges	$22	$—	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

fuel hedges as of September 30, 2020, recorded in AOCI, were approximately $53 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2020.

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

During first quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements related to a series of 12 Boeing 737 MAX 8 aircraft leases with deliveries originally scheduled between July 2019 and February 2020. These lease contracts exposed the Company to interest rate risk as the rental payments were subject to adjustment and would become fixed based on the 9-year swap rate at the time of delivery. The primary objective of these interest rate derivatives, which qualified as cash flow hedges, was to hedge the forecasted monthly rental payments. These swap agreements provided for a single payment at maturity based upon the change in the 9-year swap rate between the execution date and the termination date. All 12 swap agreements were terminated during third quarter 2019, resulting in $32 million being "frozen" in AOCI. As a result of the extenuating circumstances involving the MAX aircraft, which are outside the control of the Company, these amounts will be recognized in earnings when the original forecasted transaction occurs, which remains probable.

During third quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements, related to a series of 12 Boeing 737 MAX 8 aircraft leases. The third quarter 2019 swaps contain similar terms as the third quarter 2019 terminated swaps discussed above, except that the related 737 MAX 8 deliveries were scheduled to occur between June 2020 and September 2020. During the first nine months of 2020, all 12 of the aircraft leases became no longer probable to be received within the scheduled delivery range. Therefore, the 12 associated swap agreements were de-designated and $14 million and $31 million were "frozen" in AOCI during the three and nine months ended September 30, 2020, respectively. These amounts will be recognized in earnings when the original forecasted transaction occurs, which continues to be probable. The mark-to-market changes for these swap agreements are now being recorded in earnings, resulting in a $1 million unrealized gain and a $28 million unrealized loss to Other (gains) and losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020, respectively. In addition, 6 of the 12 swap agreements were terminated on June 30, 2020, resulting in $31 million paid to the counterparty. The remaining 6 swap agreements were terminated on September 30, 2020, resulting in $28 million owed to the counterparty, which was recorded as an Accrued liability within the unaudited Condensed Consolidated Balance Sheet as of September 30, 2020.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2020, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$24	$14	$28	$12	$11	$10	$10	$109
Cash collateral held from CP	27	—	—	—	—	—	—	27
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(b)	(125) to (150) or >(550)(c)	(c)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	(75) to (150) or >(550)(d)	(125) to (150) or >(550)(d)	>(40)	>(65)(d)
Cash is received from CP	>0(d)	>150(d)	>250(d)	>(125)(d)	>100(d)	>70(d)
Cash can be pledged to CP as collateral	(200) to (600)(e)	N/A	(150) to (550)(b)	(150) to (550)(b)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(f)	(0) to (150) or >(550)	(0) to (150) or >(550)	(f)	(f)
Cash is received from CP	(f)	(f)	(f)	(f)	(f)	(f)
Cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A
(a) Individual counterparties with fair value of fuel derivatives < $9 million.
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,
(in millions)	2020	2019
NET INCOME (LOSS)	$(1,157)	$659
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $5 and $(24)	14	(80)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $— and $(5)	3	(15)
Other, net of deferred taxes of $3 and $—	11	2
Total other comprehensive income (loss)	$28	$(93)
COMPREHENSIVE INCOME (LOSS)	$(1,129)	$566

	Nine months ended September 30,
(in millions)	2020	2019
NET INCOME (LOSS)	$(2,166)	$1,787
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $(6) and $(18)	(20)	(61)
Unrealized loss on interest rate derivative instruments, net of deferred taxes of $(9) and $(13)	(29)	(40)
Other, net of deferred taxes of $2 and $4	8	18
Total other comprehensive loss	$(41)	$(83)
COMPREHENSIVE INCOME (LOSS)	$(2,207)	$1,704

A rollforward of the amounts included in AOCI is shown below for the three and nine months ended September 30, 2020:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at June 30, 2020	$(170)	$(74)	$20	$55	$39	$(130)
Changes in fair value	(21)	3	—	14	1	(3)
Reclassification to earnings	40	—	—	—	(9)	31
Balance at September 30, 2020	$(151)	$(71)	$20	$69	$31	$(102)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(125)	$(33)	$20	$59	$18	$(61)
Changes in fair value	(118)	(39)	—	10	34	(113)
Reclassification to earnings	92	1	—	—	(21)	72
Balance at September 30, 2020	$(151)	$(71)	$20	$69	$31	$(102)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2020:

Three months ended September 30, 2020
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$18	Fuel and oil expense
	22	Other (gains) losses, net
	9	Less: Tax expense
Total reclassifications for the period	$31	Net of tax

Nine months ended September 30, 2020
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$54	Fuel and oil expense
	38	Other (gains) losses, net
	21	Less: Tax expense
	$71	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$72	Net of tax

6.    REVENUE

Passenger Revenues
Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Passenger non-loyalty	$1,183	$4,400	$4,966	$13,126
Passenger loyalty - air transportation	205	657	747	1,814
Passenger ancillary sold separately	66	173	290	522
Total passenger revenues	$1,454	$5,230	$6,003	$15,462

As of September 30, 2020, and December 31, 2019, the components of Air traffic liability and Air traffic liability - noncurrent, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Balance as of
(in millions)	September 30, 2020	December 31, 2019
Air traffic liability - passenger travel and ancillary passenger services	$2,907	$2,125
Air traffic liability - loyalty program	4,187	3,385
Total Air traffic liability	$7,094	$5,510

Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2020 and 2019 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Air traffic liability - loyalty program - beginning balance	$3,856	$3,289	$3,385	$3,011
Amounts deferred associated with points awarded	447	727	1,488	2,195
Revenue recognized from points redeemed - Passenger	(205)	(657)	(747)	(1,814)
Revenue recognized from points redeemed - Other	(16)	(20)	(44)	(53)
Unused funds converted to loyalty points	105	—	105	—
Air traffic liability - loyalty program - ending balance	$4,187	$3,339	$4,187	$3,339

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2020 and 2019 were as follows (in millions):

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	7,631
Revenue from amounts included in contract liability opening balances	(2,126)
Revenue from current period sales	(3,921)
Balance at September 30, 2020	$7,094

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	16,410
Revenue from amounts included in contract liability opening balances	(3,160)
Revenue from current period sales	(12,354)
Balance at September 30, 2019	$5,966

During the first and second quarters 2020, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held by the Company, net of spoilage, that can be redeemed for future travel as of September 30, 2020, far exceeds previous periods and represents approximately 27 percent of the total Air traffic liability balance at September 30, 2020, as compared to approximately 1 percent of the total Air traffic liability balance at December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company has significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or expired between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. Further, as presented in the above tables, the Company announced in August 2020 that it will allow qualified travel funds to be converted to Rapid Rewards points through

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

December 15, 2020. Despite the possibility that some of these travel funds may be redeemed beyond the following twelve-month period, the Company has continued to classify them as "current" in the accompanying unaudited Condensed Consolidated Balance Sheet as they remain a demand liability and the Company does not have sufficient data to enable it to accurately estimate the portion that will not be redeemed for travel in the subsequent twelve months.

Spoilage estimates are based on the Company's Customers' historical travel behavior, as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused funds policies, seat availability, and economic factors. Given the unprecedented amount of 2020 Customer flight cancellations and the amount of travel funds provided, the Company expects additional variability in the amount of spoilage revenue recorded in future periods, as the estimates of the portion of sold tickets that will expire unused may differ from historical experience.

The Company has a co-branded credit card agreement (the “Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of the brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In 2018, Chase and Southwest executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended September 30, 2020 and 2019, the Company recognized $282 million and $329 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized $859 million and $984 million, respectively.

7.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
NUMERATOR:
Net income (loss)	$(1,157)	$659	$(2,166)	$1,787

DENOMINATOR:
Weighted-average shares outstanding, basic	590	533	556	542
Dilutive effect of restricted stock units	—	1	—	1
Adjusted weighted-average shares outstanding, diluted	590	534	556	543

NET INCOME (LOSS) PER SHARE:
Basic	$(1.96)	$1.24	$(3.89)	$3.30
Diluted	$(1.96)	$1.23	$(3.89)	$3.29

Antidilutive amounts excluded from calculations:
Convertible debt (a)	5	—	2	—
Restricted stock units	1	—	1	—
(a) See Note 8 for further information.

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
Concurrently with entering into the Amended and Restated 364-Day Credit Agreement on March 30, 2020, the Company also amended its existing $1.0 billion revolving credit facility expiring in August 2022 (the “Amended and Restated Revolving Credit Agreement”) to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) add certain covenants, and (iv) provide for the grant of a security interest in certain aircraft and related assets. In second quarter 2020, the Company repaid in full the $1.0 billion drawn on the Amended and Restated Revolving Credit Agreement and, as of September 30, 2020, there were no amounts outstanding under the Amended and Restated Revolving Credit Agreement.

Generally, amounts outstanding under the Amended and Restated Revolving Credit Agreement bear interest at interest rates based on either the LIBOR rate (selected by the Company for designated interest periods) or the “alternate base rate” (being the highest of (1) the Wall Street Journal prime rate, (2) one-month adjusted LIBOR (one-month LIBOR plus a statutory reserve rate) plus 1 percent, and (3) the New York Fed Bank Rate, plus 0.5 percent). The underlying LIBOR rate is subject to a floor of 1 percent per annum and the “alternate base rate” is subject to a floor of 1 percent per annum.

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

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of 1.250% Convertible Senior Notes due 2025 (the “Convertible Notes”), which included the full exercise of the underwriters' option to buy an additional $300 million aggregate principal amount of Convertible Notes. The Convertible Notes

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

bear interest at the rate of 1.25 percent per year and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after February 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. As of September 30, 2020, conditions had not been met to convert.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends, however, to settle conversions by paying cash up to the principal amount, with any excess conversion value settled in shares of common stock. The initial conversion rate is 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, in the event of certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. In the event of a “Fundamental Change,” as defined, the holders may require the Company to purchase for cash all or a portion of their notes at a purchase price equal to 100 percent of the principal amount of the notes, plus accrued and unpaid interest, if any. The Company may not redeem the notes at its option prior to the maturity date.

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes, which has been estimated at $1.9 billion, and is reflected as a component of Long-term debt in the unaudited Condensed Consolidated Balance Sheet. The effective interest rate of this liability was 5.2 percent. The equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes, determined to be $403 million, and is classified within Additional paid in capital in the unaudited Condensed Consolidated Balance Sheet. The Convertible Notes proceeds are also shown within the financing activities section in the unaudited Condensed Consolidated Statement of Cash Flows. The amount of the equity component in the transaction also represents a discount on the liability portion of the Convertible Notes, and as such will be amortized as a non-cash component of interest expense over the 5-year term of the notes. The costs incurred in the issuance, including underwriters' discount, totaling $62 million, are classified as a cash outflow within the financing activities section in the unaudited Condensed Consolidated Statement of Cash Flows, and will also be amortized to expense over the term of the notes. Issuance costs attributable to the equity component of $11 million were netted with the equity component in the unaudited Condensed Consolidated Statement of Stockholders' Equity.

Because the Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share. The Convertible Notes stipulated that holders

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

of the notes may not elect to convert their Convertible Notes to shares of common stock until after June 30, 2020, and therefore there was no dilutive impact related to the notes until July 1, 2020. As consideration for the Payroll Support funding, the Company agreed to issue Warrants to the Treasury to purchase the Company's common stock in connection with each disbursement of Payroll Support to the Company. The Company accounts for the Warrants using the treasury stock method. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the warrant exercise price of $36.47 per share. While the Company is reporting a net loss, all potential shares are considered antidilutive and have no impact on Net income (loss) per share.

On May 4, 2020, the Company issued $2.0 billion of unsecured notes, consisting of $750 million aggregate principal amount of the Company’s 4.750% Notes due 2023 (the “$750 million 2023 Notes”) and $1.25 billion aggregate principal amount of the Company’s 5.250% Notes due 2025 (the “$1.25 billion 2025 Notes”). Interest on both the $750 million 2023 Notes and the $1.25 billion 2025 Notes is payable semi-annually in arrears on May 4 and November 4, beginning November 4, 2020. The proceeds from the $750 million 2023 Notes and $1.25 billion 2025 Notes were used to repay a portion of the outstanding Amended and Restated 364-Day Credit Agreement balance.
On June 8, 2020, the Company issued $1.8 billion of unsecured notes, consisting of $500 million aggregate principal amount of the Company’s 4.750% Notes due 2023 (the “$500 million 2023 Notes”) and $1.3 billion aggregate principal amount of the Company’s 5.125% Notes due 2027 (the “$1.3 billion 2027 Notes”). The $500 million 2023 Notes were offered as an additional issuance of the Company's 4.750% Notes due 2023 issued May 4, 2020. The $500 million 2023 Notes were issued at a premium and this amount has been included within Capitalized financing items in the unaudited Condensed Consolidated Statement of Cash Flows. Interest on both the $500 million 2023 Notes and the $1.3 billion 2027 Notes is payable semi-annually. Interest on the $500 million 2023 Notes is payable in arrears on May 4 and November 4, beginning November 4, 2020, and interest on the $1.3 billion 2027 Notes is payable in arrears on June 15 and December 15, beginning December 15, 2020. Approximately $1.7 billion combined proceeds of the $500 million 2023 Notes and the $1.3 billion 2027 Notes were used to repay the remaining outstanding Amended and Restated 364-Day Credit Agreement balance.

In second quarter 2020, the Company, through special purpose entities, entered into agreements with a financing institution and trusts to borrow $192 million secured by six Boeing 737-800 aircraft. These borrowings, which were recorded as a financing transaction in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and as debt in the accompanying unaudited Condensed Consolidated Balance Sheet, bear interest at a rate equal to the 3 month LIBOR plus 1.4 percent, payable in quarterly installments through June 30, 2028. The special purpose entities were determined to be variable interest entities for which the Company is the primary beneficiary, and therefore were consolidated in the accompanying unaudited Condensed Consolidated Financial Statements.

On July 31, 2020, the Company issued $1.0 billion of unsecured notes, consisting of $300 million aggregate principal amount of the Company’s 5.250% Notes due 2025 (the “$300 million 2025 Notes”) and $700 million aggregate principal amount of the Company’s 5.125% Notes due 2027 (the “$700 million 2027 Notes”). The $300 million 2025 Notes were offered as an additional issuance of the Company’s $1.25 billion 2025 Notes issued on May 4, 2020 and the $700 million 2027 Notes were offered as an additional issuance of the Company’s $1.3 billion 2027 Notes issued on June 8, 2020. Both the $300 million 2025 Notes and the $700 million 2027 Notes were issued at a premium and this amount has been included within Capitalized financing items in the unaudited Condensed Consolidated Statement of Cash Flows. Interest on the $300 million 2025 Notes is payable semi-annually in arrears on May 4 and November 4, beginning November 4, 2020, and interest on the $700 million 2027 notes is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2020.

In third quarter 2020, the Company entered into agreements with a financing institution to borrow $125 million ($121 million, net of fees) secured by four Boeing 737-800 aircraft. These borrowings, which were recorded as a financing transaction in the Company's unaudited Condensed Consolidated Statement of Cash Flows, and as debt in

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the accompanying unaudited Condensed Consolidated Balance Sheet, bear interest at a rate equal to the 3 month LIBOR plus 1.4 percent, payable in quarterly installments through September 29, 2025.
Other Financings

Common Stock Issuance

On May 1, 2020, the Company completed the public offering of 80.5 million shares of $1.00 par value common stock of the Company, which included the full exercise of the underwriters’ option to purchase an additional 10.5 million shares of common stock, at a public offering price of $28.50 per share.

Sale-Leaseback of Aircraft

In second quarter 2020, the Company entered into transactions with third parties, involving ten of the Company’s Boeing 737-800 aircraft and ten of the Company's Boeing 737 MAX 8 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. The Company sold the ten 737-800 aircraft to a third party for $405 million, then immediately leased the aircraft back for approximately ten years. The Company sold the ten 737 MAX 8 aircraft to a third party for $410 million, then immediately leased the aircraft back for approximately 13 years. As such, the aircraft were de-recognized from Property and equipment at their remaining net book values. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet. The 737-800 and 737 MAX 8 sale-leaseback transactions resulted in a recognized gain of $153 million and $69 million, respectively, reflected within Other operating expenses, net in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income. The 737-800 and 737 MAX 8 sale-leaseback transactions have increased the Company's future operating lease obligations by $18 million remaining in 2020, $71 million in each of the years from 2021 through 2025, and approximately $440 million thereafter.

As of September 30, 2020, aggregate principal maturities of debt and finance leases (not including amounts associated with interest rate swap agreements, interest on finance leases, and amortization of purchase accounting adjustments) were $543 million for the remainder of 2020, $220 million in 2021, $524 million in 2022, $1.4 billion in 2023, $152 million in 2024, $4.0 billion in 2025, and $4.5 billion thereafter. Of the $543 million maturing in the remainder of 2020, the Company repaid its $500 million 2.65% Notes due 2020 on October 5, 2020.

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

As of September 30, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020, and December 31, 2019:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$11,837	$11,837	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	12	—	12	—
Time deposits	125	—	125	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	103	—	103	—
Time deposits	550	—	550	—
Fuel derivatives:
Option contracts (b)	109	—	—	109
Other available-for-sale securities	228	228	—	—
Total assets	$14,899	$13,865	$925	$109
Liabilities
Interest rate derivatives (see Note 4)	$(39)	$—	$(39)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$1,999	$1,999	$—	$—
Commercial paper	535	—	535	—
Certificates of deposit	14	—	14	—
Short-term investments:
Treasury bills	1,196	1,196	—	—
Certificates of deposit	268	—	268	—
Time deposits	60	—	60	—
Interest rate derivatives (see Note 4)	2	—	2	—
Fuel derivatives:
Option contracts (b)	110	—	—	110
Other available-for-sale securities	197	197	—	—
Total assets	$4,381	$3,392	$879	$110
Liabilities
Interest rate derivatives (see Note 4)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 4.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020, or the year ended December 31, 2019. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at June 30, 2020	$107
Total gains (losses) for the period
Included in earnings	(23)	(a)
Included in other comprehensive income	1
Purchases	24	(b)
Balance at September 30, 2020	$109
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$(21)	(a)
The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$(1)
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).
(b) The purchase of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2019	$110
Total losses for the period
Included in earnings	(40)	(a)
Included in other comprehensive income	(79)
Purchases	118	(b)
Balance at September 30, 2020	$109
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$(29)	(a)
The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020	$(73)
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at September 30, 2020:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2020	27-47%	41%
			2021	29-44%	33%
			2022	26-30%	27%
			Beyond 2022	23-26%	25%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2020, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under four of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.65% Notes due 2020	$500	$500	Level 2
2.75% Notes due 2022	300	308	Level 2
Pass Through Certificates due 2022 - 6.24%	137	140	Level 2
4.75% Notes due 2023	1,250	1,337	Level 2
1.25% Convertible Notes due 2025	1,927	3,013	Level 2
5.25% Notes due 2025	1,550	1,710	Level 2
Term Loan Agreement payable through 2025 - 1.62%	125	122	Level 3
3.00% Notes due 2026	300	301	Level 2
Term Loan Agreement payable through 2026 - 1.99%	169	162	Level 3
3.45% Notes due 2027	300	305	Level 2
5.125% Notes due 2027	2,000	2,183	Level 2
7.375% Debentures due 2027	120	142	Level 2
Term Loan Agreement payable through 2028 - 1.62%	190	179	Level 3
2.625% Notes due 2030	500	473	Level 2
1.000% Payroll Support Program Loan due 2030	976	811	Level 3

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2020	December 31, 2019
Trade receivables	$48	$53
Credit card receivables	46	112
Business partners and other suppliers	466	779
Income tax receivable	325	87
Other	12	55
Accounts and other receivables	$897	$1,086

(in millions)	September 30, 2020	December 31, 2019
Derivative contracts	$77	$49
Intangible assets, net	295	296
Other	307	232
Other assets	$679	$577

(in millions)	September 30, 2020	December 31, 2019
Accounts payable trade	$169	$304
Salaries payable	184	231
Taxes payable excluding income taxes	41	227
Aircraft maintenance payable	97	162
Fuel payable	49	129
Dividends payable	—	93
Other payable	440	428
Accounts payable	$980	$1,574

(in millions)	September 30, 2020	December 31, 2019
Extended Emergency Time Off	$457	$—
Voluntary Separation Program 2020	242	—
Profitsharing and savings plans	21	695
Vacation pay	418	434
Health	110	120
Workers compensation	158	166
Property and income taxes	75	79
Derivative contracts	28	5
Other	327	250
Accrued liabilities	$1,836	$1,749

(in millions)	September 30, 2020	December 31, 2019
Extended Emergency Time Off	$131	$—
Voluntary Separation Program 2020	377	—
Postretirement obligation	339	288
Other deferred compensation	287	313
Other	99	105
Other noncurrent liabilities	$1,233	$706

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

11.    COMMITMENTS AND CONTINGENCIES

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company is overseeing and managing the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project is expected to include ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $464 million for site improvements and non-proprietary improvements. Construction on the Terminal 1.5 Project began during third quarter 2017 and is estimated to be substantially completed in late 2020 or early 2021. The costs incurred to fund the Terminal 1.5 Project are included within Assets Constructed for Others ("ACFO") and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying unaudited Condensed Consolidated Balance Sheet. Upon completion of any individual asset as part of the overall project, the asset and associated liability on the balance sheet are de-recognized in accordance with applicable accounting guidance.

Funding for this project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that is acting as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the Terminal 1.5 Project. As of September 30, 2020, the Company's outstanding remaining guaranteed obligation under the credit facility for the Terminal 1.5 Project was $289 million.

Construction costs recorded in ACFO for the Terminal 1.5 Project, which exclude costs associated with assets that were previously completed and placed into service, were $274 million and $164 million, as of September 30, 2020, and December 31, 2019, respectively, as some costs have been recognized as assets are placed into service.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of September 30, 2020, $407 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $448 million as of September 30, 2020, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

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

During fourth quarter 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but are intended to provide for a substantial portion of the Company’s estimated financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet, plus the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the year ended December 31, 2019. A total of $428 million in proceeds received in cash from Boeing are reflected within Investing Activities in the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2020 and 2019 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2020		2019		Change
Revenue passengers carried (000s)	11,621		33,538		(65.3)%
Enplaned passengers (000s)	15,064		41,098		(63.3)%
Revenue passenger miles (RPMs) (in millions)(a)	11,888		32,889		(63.9)%
Available seat miles (ASMs) (in millions)(b)	26,464		39,379		(32.8)%
Load factor(c)	44.9%		83.5%		(38.6)	pts.
Average length of passenger haul (miles)	1,023		981		4.3%
Average aircraft stage length (miles)	736		737		(0.1)%
Trips flown	231,105		348,237		(33.6)%
Seats flown (000s)(d)	35,491		52,441		(32.3)%
Seats per trip(e)	153.6		150.6		2.0%
Average passenger fare	$125.07		$155.95		(19.8)%
Passenger revenue yield per RPM (cents)(f)	12.23		15.90		(23.1)%
Operating revenues per ASM (cents)(g)	6.78		14.32		(52.7)%
Passenger revenue per ASM (cents)(h)	5.49		13.28		(58.7)%
Operating expenses per ASM (cents)(i)	12.11		12.24		(1.1)%
Operating expenses per ASM, excluding fuel (cents)	10.67		9.47		12.7%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.67		9.11		17.1%
Fuel costs per gallon, including fuel tax	$1.18		$2.07		(43.0)%
Fuel costs per gallon, including fuel tax, economic	$1.23		$2.07		(40.6)%
Fuel consumed, in gallons (millions)	320		524		(38.9)%
Active fulltime equivalent Employees	57,931	(j)	60,590		(4.4)%
Aircraft at end of period	734	(k)(l)	752	(k)	(2.4)%

	Nine months ended September 30,
	2020		2019		Change
Revenue passengers carried (000s)	41,622		99,758		(58.3)%
Enplaned passengers (000s)	51,833		121,480		(57.3)%
Revenue passenger miles (RPMs) (in millions)(a)	41,437		98,121		(57.8)%
Available seat miles (ASMs) (in millions)(b)	79,701		117,250		(32.0)%
Load factor(c)	52.0%		83.7%		(31.7)	pts.
Average length of passenger haul (miles)	996		984		1.2%
Average aircraft stage length (miles)	740		746		(0.8)%
Trips flown	696,586		1,022,311		(31.9)%
Seats flown (000s)(d)	106,271		154,312		(31.1)%
Seats per trip(e)	152.6		150.9		1.1%
Average passenger fare	$144.22		$154.99		(6.9)%
Passenger revenue yield per RPM (cents)(f)	14.49		15.76		(8.1)%
Operating revenues per ASM (cents)(g)	8.83		14.24		(38.0)%
Passenger revenue per ASM (cents)(h)	7.53		13.19		(42.9)%
Operating expenses per ASM (cents)(i)	12.15		12.29		(1.1)%
Operating expenses per ASM, excluding fuel (cents)	10.26		9.52		7.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.26		9.18		11.8%
Fuel costs per gallon, including fuel tax	$1.52		$2.09		(27.3)%
Fuel costs per gallon, including fuel tax, economic	$1.56		$2.09		(25.4)%
Fuel consumed, in gallons (millions)	985		1,550		(36.5)%
Active fulltime equivalent Employees	57,931	(j)	60,590		(4.4)%
Aircraft at end of period	734	(k)(l)	752	(k)	(2.4)%

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
(j) Included 10,684 Employees participating in the Extended Emergency Time Off program as of September 30, 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included 34 Boeing MAX 737 aircraft in long-term storage. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information.
(l) Included 70 Boeing 737 Next Generation aircraft removed from active fleet and placed in long-term storage as of September 30, 2020.

Financial Overview

As a result of concerns related to the COVID-19 pandemic, the Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated during the remainder of first quarter and continued throughout second and third quarters. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2020 and 2019 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2020	2019	Percent Change	2020	2019	Percent Change
Operating income (loss)	$(1,411)	$819	n.m.	$(2,648)	$2,292	n.m.
Net income (loss)	$(1,157)	$659	n.m.	$(2,166)	$1,787	n.m.
Net income (loss) per share, diluted	$(1.96)	$1.23	n.m.	$(3.89)	$3.29	n.m.

Non-GAAP
Operating income (loss)	$(1,577)	$819	n.m.	$(3,841)	$2,292	n.m.
Net income (loss)	$(1,173)	$659	n.m.	$(2,751)	$1,787	n.m.
Net income (loss) per share, diluted	$(1.99)	$1.23	n.m.	$(4.95)	$3.29	n.m.

The significant decrease in both GAAP and non-GAAP Net income (loss), as well as Operating income (loss) and non-GAAP Operating income (loss), year-over-year, for both the quarter and year-to-date periods noted above, was primarily due to the negative impacts of the COVID-19 pandemic on passenger demand and bookings. These impacts combined to result in a 68.2 percent decrease in Operating revenues in third quarter 2020, and a 57.9 percent decrease in Operating revenues for the nine months ended September 30, 2020. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

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

Since March 2020, the Company has experienced significant year-over-year negative impacts to passenger demand and bookings due to the COVID-19 pandemic. As previously disclosed, the Company was encouraged by improvements in May and June 2020 leisure passenger traffic trends, compared with March and April 2020; however, the improving trends in revenue and bookings stalled in early July 2020, and remained depressed for the remainder of the month, due to the rise in COVID-19 cases. In August and September 2020, the Company experienced modest improvements in close-in leisure passenger demand and bookings, compared with July 2020. Thus far, the Company continues to experience modest improvements in close-in leisure passenger demand in October 2020 and bookings for November 2020. The following table presents selected preliminary estimates of operating revenue, load factor, and capacity for October and November 2020.

	October 2020	November 2020
Operating revenue year-over-year	Down 65% to 70%	Down 60% to 65%
Previous estimation	Down 65% to 75%	(a)
Load factor	50% to 55%	50% to 55%
Previous estimation	45% to 55%	(a)
Capacity year-over-year	Down ~45%	Down ~35%
Previous estimation	Down 40% to 45%	Down 35% to 40%
(a) No previous estimation provided.

The Company estimates its December 2020 capacity to decrease in the range of 40 to 45 percent, year-over-year. The Company estimates its fourth quarter 2020 capacity to decrease approximately 40 percent, year-over-year.

Excluding Fuel and oil expense, special items, and prior year profitsharing expense, fourth quarter 2020 operating expenses are expected to decrease in the range of 20 to 25 percent, year-over-year, representing a sequential improvement compared with the Company's third quarter 2020 operating expenses year-over-year decrease in operating expenses, primarily due to lower capacity and higher cost savings driven by its voluntary separation and extended leave programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further description of these programs. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense in both years because the Company cannot reliably predict or estimate these items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

In response to the far-reaching impacts of the COVID-19 pandemic, the Company has taken significant measures to enhance and expand upon its already generous and flexible ticketing policies, and to support the well-being of both its Employees and passengers on a daily basis. These have included, but are not limited to the following:

•Travel funds created because of a flight cancellation between March 1, 2020 and September 7, 2020, will now expire September 7, 2022.
•Travel funds that would otherwise have expired between March 1, 2020 and September 7, 2020, will now expire September 7, 2022.
•Rapid Rewards® loyalty program members who have travel funds that were set to expire, or funds that were created between March 1, 2020 and September 7, 2020, have the option to convert those travel funds into Rapid Rewards points at the same rate as they are able to purchase a ticket with points today, through December 15, 2020.
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

•Procedures and protocol have been implemented with the requirement that Employees and Customers (age two or over) must wear masks or face coverings.
•Measures to support physical distancing, including messaging to Customers and Employees, and modified boarding procedures, have been implemented.
•The number of seats available for sale on each flight has been limited to allow for the middle seat to remain open through November 2020.
•A Customer health declaration, which must be acknowledged prior to travel, has been implemented.
•An Employee health declaration, which all Employees are expected to acknowledge, has been implemented.
•The Company continues to offer the ability to work remotely to most of the Company’s office and clerical Employees, including the vast majority of its more than 6,000 Employees at the Company’s headquarters campus in Dallas, Texas.

The Company continues to communicate with its entire workforce on the employment of best practices and Centers for Disease Control and Prevention guidelines in the current environment while at work, especially considering that a large portion of its Employees come into direct contact with Customers on a daily basis. On October 22, 2020, the Company announced that it will resume selling all available seats for travel beginning December 1, 2020.

As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has been receiving significant financial assistance from the U.S. Department of Treasury (the "Treasury") pursuant to the Payroll Support Program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act" or the "Act"). Amounts received under the Payroll Support Program were approximately $3.4 billion and were utilized to directly offset payroll expenses incurred by the Company, including specified benefits, between April 2020 and September 2020. Of this total, $2.4 billion consists of a grant that does not require repayment. Approximately $2.3 billion of the direct payroll support of $2.4 billion was allocated on a pro-rata basis as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) between second and third quarters of 2020, with the remaining $40 million allocated to the value of warrants issued from the Company to the Treasury.

In accordance with restrictions contained in the CARES Act, and except as permitted or required under the Payroll Support Program, the Company did not (1) conduct involuntary terminations or furloughs or (2) reduce the salaries, wages, or benefits of any Employee, in each case between the date of the Payroll Support Program agreement and September 30, 2020.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 and the Extended Emergency Time Off ("Extended ETO") program with the goal of aligning staffing to reduced flight schedules and to avoid involuntary furloughs and layoffs to the extent possible. Approximately 15,200 Employees, or 25 percent of the Company's workforce, are participating in one of these voluntary programs: approximately 4,200 elected Voluntary Separation Program 2020, and approximately 11,000 are participating in the Extended ETO program. Employees had until July 15, 2020, to elect to participate in these voluntary programs. In accordance with applicable accounting guidance, the Company accrued a charge of $307 million in second quarter 2020 and $485 million in third quarter 2020 related to the special termination benefits for Employees who had accepted the Company's offer to participate in Voluntary Separation Program 2020, which will be reduced as program benefits are paid. The Company also accrued a charge of $613 million in third quarter 2020 related to special benefits for Employees who had accepted the Company's offer to participate in its Extended ETO program. This program will allow the Company to reduce its fixed cost structure in the near-term, while maintaining the ability to adjust to a recovery in travel demand. If all voluntary program requests are granted, the total potential voluntary program costs could be up to approximately $1.7 billion; however, the Company did not accrue approximately $300 million of estimated voluntary program costs beyond February 2022, or approximately 18 months, based on the uncertainty of its future capacity levels and required staffing. Based primarily on third quarter 2020 cash payments made of approximately $195 million, the remaining accrual balance related to Voluntary Separation Program 2020 and Extended ETO was $1.2 billion as of September 30, 2020. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. As a result of these voluntary programs, the Company's salaries, wages, and benefits costs were lowered by $143 million in third quarter 2020. In addition, the Company expects the cost savings from these programs to be approximately $400 million in fourth quarter 2020 and approximately $1.1 billion in 2021, with Voluntary Separation Program 2020 run-rate cost savings of approximately $500 million in 2022 and beyond. If there are no Employees recalled early from the Extended ETO program, the net present value of the program through 2025 exceeds $2 billion. These voluntary programs are expected to allow the Company to significantly reduce its labor costs and cash burn immediately, while preserving jobs and maintaining the flexibility to more quickly adjust to a recovery in travel demand. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

As the pandemic and its devastating effects on the industry continue, the Company continues to urge federal leaders to pass an economic relief package that includes a clean, six-month extension of the CARES Act Payroll Support Program to further protect jobs and crucial air travel to communities across the Nation. Based on the risk that such a stimulus package may not occur, the Company has communicated its intent to implement temporary pay rate reductions to its non-contract Employees and has begun negotiations with its Union Leaders to reach agreement on reasonable, temporary concessions for union contract Employees beginning January 1, 2021, in return for no layoffs or furloughs through the end of 2021, barring unforeseen and catastrophic changes to its business. These pay reductions and concessionary efforts would represent cost savings of at least $500 million beginning in 2021. In the event that the Company is unable to reach agreement on temporary concessions with Unions, it plans to—as a last resort—furlough Employees in early 2021. If the federal government extends the much-needed Payroll Support Program for the airline industry, the Company intends to discontinue or reverse these pay reduction and concessionary efforts through 2021.

Company Overview

The Company ended third quarter 2020 with 734 aircraft in its fleet. In response to capacity reductions due to the effects of the COVID-19 pandemic, the Company currently has approximately 100 aircraft in long-term storage, including the Company's 34 Boeing 737 MAX 8 aircraft that were grounded as of March 13, 2019, to comply with the FAA's emergency order issued for all U.S. airlines to ground all MAX aircraft, and is managing 50 to 150 aircraft in short-term parking to provide greater flexibility to adapt to the seasonal demand patterns of the fourth quarter. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the effects of the COVID-19 pandemic. The Company has not received any MAX aircraft deliveries since February 2019, and Boeing is not currently delivering new MAX aircraft. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. The Company returned two leased Boeing 737-700 aircraft and retired one owned 737-700 aircraft during third quarter 2020. The Company expects to return three leased 737-700 aircraft during fourth quarter 2020.

Upon a rescission of the FAA order to ground the MAX fleet, the Company will work closely with Boeing and the FAA to safely reintroduce the 34 MAX 8 aircraft currently in its fleet into service and estimates it will take the Company several months to comply with applicable FAA requirements, including all necessary Pilot simulator training. Regulatory approval of MAX return to service is subject to Boeing's ongoing work with the FAA, who will determine the timing of MAX return to service. The MAX will likely remain out of the Company's published flight schedules until at least second quarter 2021. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. The Company offers no assurances that current estimations and timelines are correct. Any changes to current estimations could result in further delays in MAX aircraft deliveries, additional flight schedule adjustments and reductions beyond 2020, and additional financial damages.

As previously disclosed, the Company has an interim agreement with Boeing to take no more than 48 MAX aircraft through December 31, 2021. The timeline and quantity of deliveries through 2021 is not yet finalized. The Company will continue discussions with Boeing to restructure its aircraft order book and make any further adjustments to the delivery schedule as circumstances related to the MAX groundings and COVID-19 pandemic evolve. The Company also has flexibility with its retirement plans of Boeing 737-700 aircraft, and continues to plan for multiple scenarios for its fleet and capacity plans. The FAA's timetables and directives will determine the timing of MAX return to service, and the timing of future aircraft deliveries is subject to change. The Company offers no assurances that current estimations and timelines are correct.

The Company has published its flight schedule through April 11, 2021. The Company previously announced its intention to begin service to both Miami International Airport and Palm Springs International Airport, on November 15, 2020, as well as new service that will commence on December 19, 2020, to both Montrose Regional Airport (Telluride and Crested Butte) and Yampa Valley Regional Airport (Steamboat Springs). The addition of these airports is intended to further strengthen the Company's route system in Florida, California, and Colorado. The Company also recently announced its intention to begin service to Chicago O'Hare International Airport, and return to Houston's George Bush Intercontinental Airport, in first half 2021, which will complement existing service in both cities and reinforce the Company's long-standing commitment to both metropolitan areas. On October 22, 2020, the Company announced its intention to add service in first half 2021 to Colorado Springs Municipal Airport, Savannah/Hilton Head International Airport in Georgia, and a return to Jackson-Medgar Wiley Evers International Airport in Mississippi. The Company is leveraging additional airports in cornerstone cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations from across the Company's domestic-focused network. These additional service points on the Company's map are low-risk opportunities it can provide Customers now, all the while better positioning the Company as travel demand rebounds.

As previously reported, the Company suspended international operations in first quarter 2020, and resumed service to Mexico and the Caribbean via Cancun, San Jose del Cabo/Los Cabos, Montego Bay, and Nassau on July 1, 2020, and Puerto Vallarta, Mexico on October 8, 2020. In response to new local restrictions by the Bahamian government, the Company temporarily suspended operations to Nassau effective July 22, 2020. Service to the Company’s other international destinations is expected to resume pending the easing of government restrictions, including resumed service to Punta Cana, Dominican Republic, and Aruba on November 4, 2020, as well as Havana, Cuba on December 6, 2020.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2020 and September 30, 2019

Operating Revenues

Total operating revenues for third quarter 2020 decreased by $3.8 billion, or 68.2 percent, year-over-year, to $1.8 billion, due primarily to the sharp decline in passenger demand and bookings, as well as capacity reductions, resulting from the COVID-19 pandemic. Third quarter 2020 RASM was 6.78 cents, and decreased 52.7 percent, compared with third quarter 2019, primarily driven by a year-over-year Load factor decrease of 38.6 points, and a year-over-year passenger revenue yield decrease of 23.1 percent.

Passenger revenues for third quarter 2020 decreased by $3.8 billion, or 72.2 percent, year-over-year. On a unit basis, Passenger revenues decreased 58.7 percent, year-over-year. The decrease in Passenger revenues on both a dollar and unit basis was primarily due to the impact of the COVID-19 pandemic, which resulted in significant reductions in capacity and a sharp decline in passenger demand and bookings.

Freight revenues for third quarter 2020 decreased by $1 million, or 2.4 percent, compared with third quarter 2019, primarily due to reduced demand.

Other revenues for third quarter 2020 decreased by $69 million, or 18.8 percent, compared with third quarter 2019. The decrease was primarily due to a decrease in income from business partners, including Chase Bank USA, N.A. ("Chase") and the impact on spend on the Company's co-brand card, driven by the decline in consumer spending due to economic uncertainty and widespread restrictions related to the COVID-19 pandemic.

Operating Expenses

Operating expenses for third quarter 2020 decreased by $1.6 billion, or 33.5 percent, compared with third quarter 2019, while capacity decreased 32.8 percent versus the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published, and the Company has experienced significant ASM reductions as a result of flight schedule adjustments related to the COVID-19 pandemic. Flight schedule adjustments are expected to drive unit cost pressure for the duration of the COVID-19 pandemic, excluding any impacts associated with grants received under the CARES Act or other legislation. See "Company Overview" above and Notes 2 and 12 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the third quarter of 2020 and 2019, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2020		2019
Salaries, wages, and benefits	6.34	¢	5.08	¢	1.26	¢	24.8%
Payroll support and voluntary Employee programs, net	(0.57)		—		(0.57)		n.m.
Fuel and oil	1.44		2.77		(1.33)		(48.0)
Maintenance materials and repairs	0.70		0.80		(0.10)		(12.5)
Landing fees and airport rentals	1.16		0.88		0.28		31.8
Depreciation and amortization	1.19		0.78		0.41		52.6
Other operating expenses, net	1.85		1.93		(0.08)		(4.1)
Total	12.11	¢	12.24	¢	(0.13)	¢	(1.1)%

Operating expenses per ASM for third quarter 2020 decreased by 1.1 percent, compared with third quarter 2019. The year-over-year unit cost decrease in third quarter 2020 was primarily driven by decreases in market jet fuel prices, coupled with the funding received through the Payroll Support Program, net of an accrual made for Employees that elected to participate in Voluntary Separation Program 2020 or Extended ETO, partially offset by significant capacity reductions as a result of the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for third quarter 2020, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 23.4 percent, compared with third quarter 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The majority of the year-over-year unit cost increase in third quarter 2020 was driven by lower capacity as a result of significant capacity reductions due to the COVID-19 pandemic.

Salaries, wages, and benefits expense for third quarter 2020 decreased by $324 million, or 16.2 percent, compared with third quarter 2019. On a per ASM basis, third quarter 2020 Salaries, wages, and benefits expense increased 24.8 percent, compared with third quarter 2019, as the dollar decrease was more than offset by the 32.8 percent decrease in capacity. On a dollar basis, the decrease was primarily the result of no profitsharing expense accrual in third quarter 2020 due to the Company's net loss, compared with a profitsharing accrual of $144 million in third quarter 2019. Excluding profitsharing in both years, the decrease was driven by lower salaries, wages, and benefits expense, as a result of Voluntary Separation Program 2020, Extended ETO, and other time off programs offered by the Company.

Payroll support and voluntary Employee programs, net for third quarter 2020 was a net decrease to expense of $149 million, compared with no amounts for third quarter 2019. On a per ASM basis, third quarter 2020 Payroll support and voluntary Employee programs, net was a net reduction of 0.57 cents. During third quarter 2020, the Company recognized $1.2 billion of Payroll Support Program proceeds as part of the CARES Act, a $485 million accrual related to the cost associated with Voluntary Separation Program 2020, and a $613 million accrual related to the cost associated with the Extended ETO elections made and accepted prior to September 30, 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for third quarter 2020 decreased by $711 million, or 65.2 percent, compared with third quarter 2019. On a per ASM basis, third quarter 2020 Fuel and oil expense decreased 48.0 percent, due to lower market jet fuel prices. On a dollar basis, the majority of the decrease was attributable to a significant decrease in fuel gallons consumed, and the remainder of the decrease was due to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 40.6 percent, year-over-year, to $1.23 for third quarter 2020, from $2.07 for third quarter 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.08 per gallon in premium expense with no cash settlements from fuel derivative contracts in third quarter 2020, compared with $.04 per gallon in premium expense with no cash settlements from fuel derivative contracts in third quarter 2019. The market decline in fuel prices reduced the Company's third quarter 2020 Fuel and oil expense by approximately $257 million compared to its original third quarter 2020 fuel projection in January 2020. The Company continued to operate fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity reductions due to the COVID-19 pandemic which, combined with lower Load factors, resulted in a year-over-year improvement of 10.0 percent in ASMs per gallons ("fuel efficiency") in third quarter 2020. The Company currently estimates a fourth quarter 2020 year-over-year fuel efficiency improvement similar to the year-over-year improvement experienced in third quarter 2020, driven by the continued operation of fewer of its 737-700 aircraft as a result of capacity reductions due to the pandemic.

As of October 15, 2020, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum fuel hedged (gallons in millions) (a)(b)
Remainder of 2020	325
2021	1,283
2022	1,220
Beyond 2022	667
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The maximum gallons provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) The Company holds derivative contracts at various Brent crude oil, West Texas Intermediate ("WTI") crude oil, and Heating oil price levels to provide protection against energy market price fluctuations. These gallons that are covered by derivative contracts represent the maximum number of gallons hedged for each respective period, which may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes provided, as market prices and the Company's fuel consumption fluctuates.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the amount of deferred losses in AOCI at September 30, 2020, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at September 30, 2020	Amount of losses deferred in AOCI at September 30, 2020 (net of tax)
Remainder of 2020	$—	$(12)
2021	11	(56)
2022	58	(35)
Beyond 2022	40	(13)
Total	$109	$(116)

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for fourth quarter 2020 jet fuel prices at different crude oil assumptions as of October 15, 2020, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (d)
Average Brent Crude Oil price per barrel	Fourth Quarter 2020 (c)
$20	$.85 - $.95
$30	$1.00 - $1.10
Current Market (a)	$1.20 - $1.30
$50	$1.40 - $1.50
$60	$1.55 - $1.65
$70	$1.75 - $1.85
Estimated fuel hedging premium expense per gallon (b)	$.09
Estimated premium costs (b)	$24 million
(a) Brent crude oil average market price as of October 15, 2020, was approximately $43 per barrel for fourth quarter 2020.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of October 15, 2020, fourth quarter 2020 GAAP and economic fuel costs are estimated to be in the $1.20 to $1.30 per gallon range, including fuel hedging premium expense of approximately $24 million, or $.09 per gallon, and no cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) The Company's current fuel derivative contracts contain a combination of instruments based in WTI and Brent crude oil; however, the economic fuel price per gallon sensitivities provided, assume the relationship between Brent crude oil and refined products based on market prices as of October 15, 2020.

Maintenance materials and repairs expense for third quarter 2020 decreased by $128 million, or 40.9 percent, compared with third quarter 2019. On a per ASM basis, Maintenance materials and repairs expense decreased 12.5 percent, as the dollar decrease was largely offset by the 32.8 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 50 percent of the decrease was due to lower engine maintenance expense due to decreased flight hours, approximately 25 percent of the decrease was due to the timing of regular airframe maintenance checks, and the majority of the remainder of the decrease was due to reduced operations and placing a portion of the fleet in storage.

Landing fees and airport rentals expense for third quarter 2020 decreased by $37 million, or 10.7 percent, compared with third quarter 2019. On a per ASM basis, Landing fees and airport rentals expense increased 31.8 percent, compared with third quarter 2019, as the dollar decrease was more than offset by the 32.8 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the majority of the decrease was due to a reduced number of Trips flown in third quarter 2020 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for third quarter 2020 increased by $7 million, or 2.3 percent, compared with third quarter 2019. On a per ASM basis, Depreciation and amortization expense increased by 52.6 percent, compared with third quarter 2019, primarily as a result of the 32.8 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the increase was primarily associated with the deployment of new technology assets.

Other operating expenses, net for third quarter 2020 decreased by $274 million, or 36.0 percent, compared with third quarter 2019. On a per ASM basis, Other operating expenses, net decreased 4.1 percent, compared with third quarter 2019, primarily as a result of the 32.8 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 35 percent of the decrease was due to lower credit card fees driven by a severe reduction in revenues associated with the COVID-19 pandemic, and the majority of the remainder of the decrease was from various cost savings as a result of supporting a reduced operation and other efforts to reduce discretionary spend.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for third quarter 2020 increased by $81 million, or 270.0 percent, compared with third quarter 2019, primarily due to higher debt balances. For further information on the Company's debt transactions in third quarter 2020, see Note 8 to the unaudited Condensed Consolidated Financial Statements. Based on current debt outstanding and current market interest rates, the Company currently expects fourth quarter 2020 interest expense to be approximately $113 million.

Capitalized interest for third quarter 2020 increased by $1 million, or 10.0 percent, compared with third quarter 2019, primarily due to interest on technology projects.

Interest income for third quarter 2020 decreased by $19 million, or 82.6 percent, compared with third quarter 2019, due to lower interest rates, partially offset by higher cash balances.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
(in millions)	2020	2019
Mark-to-market impact from fuel contracts settling in current and future periods	$23	$—
Premium cost of fuel contracts not designated as hedges	11	—
Mark-to-market impact from interest rate swap agreements	(1)	—
Other	2	3
	$35	$3

Income Taxes

The Company's effective tax rate was approximately 25.0 percent in third quarter 2020, compared with 19.5 percent in third quarter 2019. The higher third quarter tax rate was a result of the impact of the Company's current forecasted full year 2020 net loss, which would allow the Company to carry back such losses to claim tax refunds against taxes paid related to the tax years 2015 through 2019, some of which were at higher rates than the current year. The Company currently estimates its annual 2020 effective tax rate to be in the range of 24 to 26 percent.

Comparison of nine months ended September 30, 2020 and September 30, 2019

Operating Revenues

Passenger revenues for the nine months ended September 30, 2020, decreased by $9.5 billion, or 61.2 percent, compared with the first nine months of 2019. On a unit basis, Passenger revenues decreased 42.9 percent, year-over-year. The decreases in Passenger revenues on both a dollar and unit basis were primarily due to the impact of the COVID-19 pandemic, which resulted in unprecedented levels of close-in trip cancellations in March 2020, and significant reductions in capacity and a sharp decline in passenger demand and bookings during the nine months ended September 30, 2020.

Freight revenues for the nine months ended September 30, 2020, decreased by $11 million, or 8.5 percent, compared with the nine months ended September 30, 2019, primarily due to fewer trips flown, coupled with worldwide supply chain disruptions which reduced cargo demand.

Other revenues for the nine months ended September 30, 2020, decreased by $193 million, or 17.4 percent, year-over-year. The decrease was primarily due to a decrease in income from business partners, including Chase and the impact on spend on the Company's co-brand card, driven by the decline in consumer spending due to economic uncertainty and widespread restrictions related to the COVID-19 pandemic.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020, decreased by $4.7 billion, or 32.8 percent, compared with the first nine months of 2019, while capacity decreased 32.0 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's operating expenses are largely fixed once flight schedules are published, and the Company has experienced significant ASM reductions as a result of flight schedule adjustments related to the COVID-19 pandemic. Flight cancellations are expected to drive unit cost pressure for the duration of the COVID-19 pandemic, excluding any impacts associated with grants received under the CARES Act or other legislation. The following table presents the Company's Operating expenses per ASM for the first nine months of 2020 and 2019, followed by explanations of these changes on a per ASM basis and dollar basis:

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2020		2019		change		change
Salaries, wages, and benefits	6.58	¢	5.16	¢	1.42	¢	27.5%
Payroll support and voluntary Employee programs, net	(1.17)		—		(1.17)		n.m.
Fuel and oil	1.89		2.77		(0.88)		(31.8)
Maintenance materials and repairs	0.75		0.78		(0.03)		(3.8)
Landing fees and airport rentals	1.16		0.88		0.28		31.8
Depreciation and amortization	1.18		0.77		0.41		53.2
Other operating expenses, net	1.76		1.93		(0.17)		(8.8)
Total	12.15	¢	12.29	¢	(0.14)	¢	(1.1)%

Operating expenses per ASM for the first nine months of 2020 decreased by 1.1 percent, compared with the first nine months of 2019. The majority of the year-over-year unit cost decrease in the first nine months of 2020 was driven by the funding received through the Payroll Support Program, net of an accrual made for Employees that elected to participate in Voluntary Separation Program 2020 or Extended ETO programs, coupled with decreases in market jet fuel prices, partially offset by significant capacity reductions as a result of the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for the first nine months of 2020, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 27.6 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The majority of the year-over-year unit cost increase for the first nine months of 2020 was driven by lower capacity as a result of significant capacity reductions due to the COVID-19 pandemic.

Salaries, wages, and benefits expense for the first nine months of 2020 decreased by $801 million, or 13.2 percent, compared with the first nine months of 2019. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2020 increased 27.5 percent, compared with the first nine months of 2019, as the dollar decrease was more than offset by the 32.0 percent decrease in capacity. On a dollar basis, the decrease was primarily the result of no profitsharing expense accrual for the first nine months of 2020 due to the Company's net loss, compared with a profitsharing accrual of $403 million for the first nine months of 2019. Excluding profitsharing in both years, the decrease was driven by lower salaries, wages, and benefits expense, as a result of Voluntary Separation Program 2020, Extended ETO, and other time off programs offered by the Company.

Payroll support and voluntary Employee programs, net for the first nine months of 2020 was a net decrease to expense of $933 million, compared with no amounts for the first nine months of 2019. On a per ASM basis, Payroll support and voluntary Employee programs, net for the first nine months of 2020 was a net reduction of 1.17 cents. The Company recognized a $2.3 billion allocation of Payroll Support Program proceeds in the first nine months of 2020 as part of the CARES Act and recognized $792 million and $613 million in cost associated with the Voluntary Separation Program 2020 and Extended ETO elections, respectively. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for the first nine months of 2020 decreased by $1.7 billion, or 53.5 percent, compared with the first nine months of 2019. On a per ASM basis, Fuel and oil expense for the first nine months of 2020 decreased 31.8 percent, due to lower market jet fuel prices. On a dollar basis, the majority of the decrease was attributable to a significant decrease in fuel gallons consumed, and the remainder of the decrease was due to lower market jet fuel prices. The Company's average economic jet fuel cost per gallon decreased 25.4 percent, year-over-year, to $1.56 for the first nine months of 2020, from $2.09 for the first nine months of 2019. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These figures include $.07 per gallon in premium expense with no cash settlements from fuel derivative contracts for the first nine months of 2020, compared with $.05 per gallon in premium expense and $.03 per gallon in favorable cash settlements from fuel derivative contracts for the first nine months of 2019. The Company continued to operate fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity reductions due to the COVID-19 pandemic, which, combined with lower Load factors, resulted in a year-over-year improvement of 7.0 percent in fuel efficiency in the first nine months of 2020.

Maintenance materials and repairs expense for the first nine months of 2020 decreased by $319 million, or 34.8 percent, compared with the first nine months of 2019. On a per ASM basis, Maintenance materials and repairs expense decreased 3.8 percent, compared with the first nine months of 2019, as the dollar decreases were largely offset by the 32.0 percent decrease in capacity. On a dollar basis, approximately 55 percent of the decrease was due to lower engine maintenance expense due to decreased flight hours, approximately 25 percent was due to the timing of regular airframe maintenance checks, and the remainder of the decrease was due to reduced operations and placing a portion of the fleet in storage.

Landing fees and airport rentals expense for the first nine months of 2020 decreased by $114 million, or 11.0 percent, compared with the first nine months of 2019. On a per ASM basis, Landing fees and airport rentals expense increased 31.8 percent, compared with the first nine months of 2019, as the dollar decrease was more than offset by the 32.0 percent decrease in capacity. On a dollar basis, the majority of the decrease was due to reduced number of Trips flown in the first nine months of 2020 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for the first nine months of 2020 increased by $34 million, or 3.8 percent, compared with the first nine months of 2019. On a per ASM basis, Depreciation and amortization expense increased 53.2 percent, compared with the first nine months of 2019, primarily as a result of the 32.0 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the majority of the increase was associated with the deployment of new technology assets.

Other operating expenses, net for the first nine months of 2020 decreased by $855 million, or 37.8 percent, compared with the first nine months of 2019. On a per ASM basis, Other operating expenses, net decreased 8.8 percent, compared with the first nine months of 2019. On both a dollar and per ASM basis, the majority of the decreases were due to $222 million gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions in second quarter 2020. The gains from the sale-leaseback transactions were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. See Note 8 to the Company's unaudited Condensed Consolidated Financial Statements for further information. Excluding these special items, on a per ASM basis, Other operating expenses increased as the dollar decrease was more than offset by the 32.0 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 40 percent of the decrease was due to lower credit card fees driven by a severe reduction in revenues associated with the COVID-19 pandemic, and the majority of the remainder of the decrease was from various cost savings as a result of supporting a reduced operation and efforts to reduce discretionary spend.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first nine months of 2020 increased by $145 million, or 161.1 percent, compared with the first nine months of 2019, primarily due to higher debt balances in the first nine months of 2020, and a $9 million write-off of remaining unamortized costs from the Company's 364-day term loan entered into in first quarter 2020 and repaid in full during second quarter 2020. For further information on the Company's debt transactions in the first nine months of 2020, see Note 8 to the unaudited Condensed Consolidated Financial Statements.

Capitalized interest for the first nine months of 2020 decreased by $4 million, or 14.8 percent, compared with the first nine months of 2019, primarily due to Boeing's halt of production of the Company's undelivered MAX aircraft through May 2020. This decrease was partially offset by interest on technology projects.

Interest income for the first nine months of 2020 decreased by $40 million, or 57.1 percent, compared with the first nine months of 2019, due to lower interest rates, partially offset by higher cash balances.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in millions)	2020	2019
Mark-to-market impact from fuel contracts settling in current and future periods	$40	$—
Premium cost of fuel contracts not designated as hedges	22	—
Mark-to-market impact from interest rate swap agreements	28	—
Other	5	8
	$95	$8

Income Taxes

The Company's effective tax rate was approximately 25.9 percent for the first nine months of 2020, compared with 22.0 percent for the first nine months of 2019. The higher tax rate for the first nine months of 2020 was a result of the impact of the Company's current forecasted full year 2020 net loss, which would allow the Company to carry back such losses to claim tax refunds against taxes paid related to the tax years 2015 through 2019, some of which were at higher rates than the current year.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2020	2019	Change	2020	2019	Change
Fuel and oil expense, unhedged	$372	$1,070		$1,472	$3,214
Add: Premium cost of fuel contracts designated as hedges	13	20		51	75
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(6)	—		(16)	(47)
Fuel and oil expense, as reported	$379	$1,090		$1,507	$3,242
Add: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	6	—		16	—
Add: Premium cost of fuel contracts not designated as hedges	11	—		22	—
Fuel and oil expense, excluding special items (economic)	$396	$1,090	(63.7)%	$1,545	$3,242	(52.3)%

Total operating expenses, as reported	$3,204	$4,820		$9,683	$14,406
Add: Payroll support and voluntary Employee programs, net	149	—		933	—
Add: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	6	—		16	—
Add: Premium cost of fuel contracts not designated as hedges	11	—		22	—
Add: Gain from aircraft sale-leaseback transactions	—	—		222	—
Total operating expenses, excluding special items	$3,370	$4,820	(30.1)%	$10,876	$14,406	(24.5)%

Operating income (loss), as reported	$(1,411)	$819		$(2,648)	$2,292
Deduct: Payroll support and voluntary Employee programs, net	(149)	—		(933)	—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(6)	—		(16)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	—		(22)	—
Deduct: Gain from aircraft sale-leaseback transactions	—	—		(222)	—
Operating income (loss), excluding special items	$(1,577)	$819	n.m.	$(3,841)	$2,292	n.m.

Other (gains) losses, net, as reported	$35	$3		$95	$8
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(23)	—		(40)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	—		(22)	—
Add (Deduct): Mark-to-market impact from interest rate swap agreements	1	—		(28)	—
Other (gains) losses, net, excluding special items	$2	$3	(33.3)%	$5	$8	(37.5)%

Income (loss) before income taxes, as reported	$(1,542)	$819		$(2,925)	$2,291
Deduct: Payroll support and voluntary Employee programs, net	(149)	—		(933)	—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(6)	—		(16)	—
Deduct: Gain from aircraft sale-leaseback transactions	—	—		(222)	—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	23	—		40	—
Add (Deduct): Mark-to-market impact from interest rate swap agreements	(1)	—		28	—
Income (loss) before income taxes, excluding special items	$(1,675)	$819	n.m.	$(4,028)	$2,291	n.m.

Provision for income taxes, as reported	$(385)	$160		$(759)	$504
Deduct: Net income (loss) tax impact of fuel and special items, excluding GAAP to Non-GAAP tax rate difference (b)	(41)	—		(350)	—
Deduct: GAAP to Non-GAAP tax rate difference (c)	(76)	—		(168)	—
Provision for income taxes, net, excluding special items	$(502)	$160	n.m.	$(1,277)	$504	n.m.

Net income (loss), as reported	$(1,157)		$659			$(2,166)		$1,787
Deduct: Payroll support and voluntary Employee programs, net	(149)		—			(933)		—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(6)		—			(16)		—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	23		—			40		—
Deduct: Gain from aircraft sale-leaseback transactions	—		—			(222)		—
Add (Deduct): Mark-to-market impact from interest rate swap agreements	(1)		—			28		—
Add: Net income (loss) tax impact of special items, excluding GAAP to Non-GAAP tax rate difference (b)	41		—			350		—
Add: GAAP to Non-GAAP tax rate difference (c)	76		—			168		—
Net income (loss), excluding special items	$(1,173)		$659		n.m.	$(2,751)		$1,787		n.m.

Net income (loss) per share, diluted, as reported	$(1.96)		$1.23			$(3.89)		$3.29
Deduct: Impact of special items	(0.22)		—			(1.96)		—
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.01)		—			(0.03)		—
Add: Net income (loss) tax impact of special items, excluding GAAP to Non-GAAP tax rate difference (b)	0.07		—			0.63		—
Add: GAAP to Non-GAAP tax rate difference (c)	0.13		—			0.30		—
Net income (loss) per share, diluted, excluding special items	$(1.99)		$1.23		n.m.	$(4.95)		$3.29		n.m.

Operating expenses per ASM (cents)	12.11	¢	12.24	¢		12.15	¢	12.29	¢
Add: Impact of special items	0.57		—			1.45		—
Deduct: Fuel and oil expense divided by ASMs	(1.44)		(2.77)			(1.89)		(2.77)
Deduct: Profitsharing expense divided by ASMs	—		(0.36)			—		(0.34)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.24	¢	9.11	¢	23.4%	11.71	¢	9.18	¢	27.6%
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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income (loss), non-GAAP; Other (gains) losses, net, non-GAAP; Income (loss) before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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
1.Proceeds related to the Payroll Support Program under the CARES Act, which were used to pay Employee salaries, wages, and benefits;
2.Accrued charges related to the special termination benefits upon Employees accepting Voluntary Separation Program 2020 or Extended ETO as of September 30, 2020;
3.Gains associated with the sale-leaseback of ten Boeing 737-800 aircraft and ten Boeing 737 MAX 8 aircraft to third parties; and

4.Unrealized losses related to twelve forward-starting interest rate swap agreements. During the first nine months of 2020, the interest rate swap agreements, which were related to twelve 737 MAX 8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income (loss), non-GAAP; Other (gains) losses, net, non-GAAP; Income (loss) before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

The Company has also utilized and provided average cash burn and average daily core cash burn. Average cash burn is a non-GAAP financial measure. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. For the three months ended September 30, 2020, average daily core cash burn was approximately $16 million, calculated as Loss before income taxes, non-GAAP, of $1.7 billion (as provided in the above Non-GAAP reconciliation), adjusted for Depreciation and amortization expense of $315 million; Capital expenditures of $89 million; and adjusted amortizing debt service payments of approximately $59 million; divided by 92 days in the period. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable cash and profit break-even results.

Given that the Company’s cash burn calculation is derived from Loss before income taxes, non-GAAP, the Company excludes the following items in its calculation of average core cash burn: financing transactions; Payroll Support Program proceeds; Supplier proceeds; voluntary separation and Extended ETO program payments; and other changes in working capital. Cash burn methodology varies by airline, and the Company’s third quarter 2020 average daily core cash burn of $16 million may differ materially by utilizing cash burn calculations that adjust for changes in working capital. Utilizing an alternative cash burn approach, which adjusts for changes in working capital-including changes in Air traffic liability and cash payments for voluntary separation and Extended ETO programs, among other items-the Company’s third quarter 2020 daily cash burn was also approximately $16 million.

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

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during the first nine months of 2020, as Customer cancellations spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 and Note 8 to the unaudited Condensed Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed and assistance obtained under the CARES Act. Much uncertainty remains about the time it will take for air travel demand to recover, and the Company continues to assess its immediate and near-term liquidity needs. The Company also continues to assess various sources and options including public and private financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

Net cash used in operating activities was $1.1 billion for the three months ended September 30, 2020, compared with $1.1 billion provided by operating activities in the same prior year period. For the nine months ended September 30, 2020, net cash used in operating activities was $531 million, compared with $3.2 billion provided by operating activities in the nine months ended September 30, 2019. The operating cash flows for the nine months ended September 30, 2020, were affected primarily by the Company's Net loss (as adjusted for noncash items), and a $65 million decrease in Accounts payable and accrued expenses due to the Company's $667 million profitsharing distribution to Employees for 2019, a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the decline in passenger ticket sales, and the suspension of collection of certain ticket taxes as dictated by the CARES Act. These were partially offset by $2.4 billion in Payroll Support Program grant proceeds received as part of the CARES Act, of which approximately $2.3 billion of this direct payroll support were used to offset eligible costs and thus included in operating activities, with the remaining $40 million allocated to the value of warrants issued and thus included in financing activities, and the $1.2 billion associated with the Company's Voluntary Separation Program 2020 and Extended ETO plans, which represents the amounts accrued, net of amounts reduced during the nine months ended September 30, 2020. These net decreases in operating activities were partially offset by a $1.6 billion increase in Air traffic liability. The increase in Air traffic liability was due to ticket sales in January and February 2020 for future travel that have not been flown, as a result of the COVID-19 pandemic, and growth in Rapid Rewards points earned due to multiple bonus point offers throughout the first nine months of 2020. For the nine months ended September 30, 2019, in addition to the Company's Net income (as adjusted for noncash items), there was an $897 million increase in Air traffic liability as a result of bookings for future travel and sales of loyalty points to business partners. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operations to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the CARES Act. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities was $434 million during the three months ended September 30, 2020, compared with $359 million used in investing activities in the same prior year period. Net cash used in investing activities totaled $107 million during the nine months ended September 30, 2020, compared with $447 million used in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. The Company also raised $815 million from the sale-leaseback of 20 aircraft (see Note 8 to the unaudited Condensed Consolidated Financial Statements for more details on the sale-leaseback transactions) and received $428 million of Supplier proceeds during the nine months ended September 30, 2020, which the Company considers an offset to its aircraft capital expenditures. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information. During the nine months ended September 30, 2020, Capital expenditures were $425 million, compared with $766 million in the same prior year period, the majority of which included ongoing technology projects, airport and other facility construction projects, and progress payments related to new aircraft to be delivered to the Company for both periods. Capital expenditures decreased, year-over-year, largely due to a decrease in technology project expenditures, progress payments, and several projects being placed into service since September 30, 2019. The

Company has more than offset its originally planned annual 2020 capital spending of approximately $1.4 billion to $1.5 billion, primarily due to its fleet delivery expectations with Boeing, with its receipt of proceeds from sale-leaseback transactions, supplier proceeds, and the cancellation or deferral of the majority of its capital investment projects originally planned for 2020. In light of the current environment, the Company and Boeing agreed to an arrangement requiring the Company to take delivery of no more than 48 aircraft through December 31, 2021. The Company will continue discussions with Boeing to restructure its aircraft order book, and make any further adjustments to the delivery schedule and its capital expenditures as circumstances related to the MAX groundings and COVID-19 pandemic evolve. See Notes 2 and 12 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash provided by financing activities was $1.2 billion during the three months ended September 30, 2020, compared with $690 million used in financing activities for the same prior year period. Net cash provided by financing activities was $10.2 billion during the nine months ended September 30, 2020, compared with $2.1 billion used in financing activities for the same prior year period. During the nine months ended September 30, 2020, the Company borrowed $13.6 billion, through various transactions, as explained in detail in Notes 2 and 8 to the unaudited Condensed Consolidated Financial Statements. These financings were partially offset by the repayment in second quarter 2020 of all $3.7 billion borrowed under the Company's Amended and Restated 364-Day Credit Agreement and full repayment of the $1.0 billion drawn under the Company's Amended and Restated Revolving Credit Agreement. See Note 8 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's debt agreements. In the first nine months of 2020, the Company also repurchased $451 million of its outstanding common stock, paid $188 million in cash dividends to Shareholders, and repaid $295 million in debt and finance lease obligations. The Company expects to repay approximately $543 million in debt and finance lease obligations during the remainder of 2020. During the nine months ended September 30, 2019, the Company repurchased $1.45 billion of its outstanding common stock, paid $372 million in cash dividends to Shareholders, and repaid $245 million in debt and finance lease obligations.

Since March, the Company has reduced annual 2020 spending by approximately $8 billion, compared with original plans. Average daily core cash burn was approximately $16 million in third quarter 2020, compared with second quarter 2020 average core cash burn of $23 million per day. The Company's average core cash burn in October is currently estimated to be approximately $12 million per day, and in fourth quarter 2020 is currently estimated to be approximately $11 million per day, driven primarily by continued modest improvements in close-in leisure demand and booking trends, as well as cost savings from voluntary Employee leave programs. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. Average core cash burn is calculated as Loss before income taxes, non-GAAP, adjusted for Depreciation and amortization expense; Capital expenditures; and adjusted amortizing debt service payments; divided by 92 days in the period. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable cash and break-even earnings results. Average core cash burn projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Given that the Company’s cash burn calculation is derived from Loss before income taxes, non-GAAP, the Company excludes the following items in its calculation of average core cash burn: financing transactions; Payroll Support Program proceeds; Supplier proceeds; voluntary separation and Extended ETO program payments; and other changes in working capital. Cash burn methodology varies by airline, and the Company’s third quarter 2020 average daily core cash burn of $16 million may differ materially by utilizing cash burn calculations that adjust for changes in working capital. Utilizing an alternative cash burn approach, which adjusts for changes in working capital-including changes in Air traffic liability and cash payments for voluntary separation and Extended ETO programs, among other items-the Company’s third quarter 2020 daily cash burn was also approximately $16 million.

As a result of the significant actions taken by the Company to bolster liquidity and its belief that it can secure additional financing at favorable terms, if needed, the Company decided not to participate in the separate secured loan program established under the CARES Act with respect to a potential loan with an estimated principal amount of approximately $2.8 billion.

The Company is a "well-known seasoned issuer" and has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Amended and Restated Revolving Credit Agreement. The Amended and Restated Revolving Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200.0 basis points. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. However, the Company has a holiday on meeting this financial covenant through March 31, 2021. The facility also contains a financial covenant to maintain unrestricted cash and cash equivalents of $2.5 billion at all times under the Amended and Restated Revolving Credit Agreement; the Company was compliant with this requirement as of September 30, 2020. There were no amounts outstanding under the Amended and Restated Revolving Credit Agreement as of September 30, 2020.

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

Although not the case at September 30, 2020, due to the Company's recent significant financing activities, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $14.6 billion as of September 30, 2020, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic. The Company will continue to consider various financing options to maximize liquidity and supplement cash requirements, as necessary.

Contractual Obligations and Contingent Liabilities and Commitments

As previously disclosed, the Company has an agreement with Boeing to take delivery of no more than 48 MAX aircraft through December 31, 2021. While the Company and Boeing continue discussions to restructure the Company's aircraft order book, the delivery schedule below reflects existing contractual commitments. In addition to the firm deliveries from Boeing, the Company has existing agreements with various third parties to lease 16 MAX aircraft. The Company will continue collaborating with Boeing to review its aircraft order book and make any further adjustments to the delivery schedule as circumstances related to the MAX groundings and COVID-19 pandemic evolve. The Company offers no assurances that current estimations and timelines are correct.

As of September 30, 2020, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional MAX 8s		Total
2020-2021	7	100		—	16		123	(a)(b)
2022	—	27		14	—		41
2023	12	22		23	—		57
2024	11	30		23	—		64
2025	—	40		36	—		76
2026	—	—		19	—		19
	30	219	(c)	115	16	(d)	380
(a) 2020-2021 Contractual Detail

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders	Additional MAX 8s	Total
2019 Contractual Deliveries	7	20	13	40
2020 Contractual Deliveries	—	35	3	38
2021 Contractual Deliveries	—	45	—	45
2020-2021 Contractual Total	7	100	16	123
The 2020-2021 combined contractual total includes 40 contractual aircraft that the Company expected to be delivered in 2019, but were not received due to the MAX groundings, and up to 38 contractual aircraft previously expected in 2020. The Company is in discussions with Boeing to restructure its delivery schedule for the MAX aircraft and both parties have agreed to an interim arrangement that the Company will take no more than 48 MAX deliveries through the end of 2021, instead of the 123 shown above.

(b) Includes one contractual aircraft delivery that shifted from 2019 to 2021.
(c) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders, upon written advance notification as stated in the contract.
(d) To be acquired in leases from various third parties.

Based on the Company's existing commitment contract with Boeing as reflected in the delivery schedule above, in which the Company has shifted its 2019 and year-to-date 2020 obligations into future periods, the Company's capital commitments associated with its firm orders are as follows: $2.8 billion combined for remaining 2020 and 2021 (of which $1.7 billion is contractually related to 2021), $1.2 billion in 2022, $1.6 billion in 2023, $1.9 billion in 2024, and $1.5 billion thereafter. However, based on the interim arrangement with Boeing that the Company will take no more than 48 MAX aircraft through December 31, 2021, as noted above, the Company's combined commitments for the remaining portion of 2020 and full year 2021 would be a total of no more than $1 billion. The Company's aircraft spending will continue to be impacted by the status of the grounding of the MAX aircraft, as all MAX deliveries are suspended until the FAA order is rescinded. The Company is in discussions with Boeing to refresh its order book and the timeline of future deliveries is uncertain.

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

The Company returned two leased Boeing 737-700 aircraft and retired one owned Boeing 737-700 aircraft during third quarter 2020, and expects to return three leased Boeing 737-700 aircraft during fourth quarter 2020.

The following table details information on the aircraft in the Company's fleet as of September 30, 2020:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	16	493	(a)	390	103
737-800	175	5	207		190	17
737 MAX 8	175	2	34	(b)	21	13
Totals		12	734		601	133
(a) Included 70 Boeing 737 Next Generation aircraft removed from active fleet and placed in long-term storage as of September 30, 2020.
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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial outlook, projections, and expectations, including underlying assumptions and estimates, in particular related to the anticipated impact of the COVID-19 pandemic;
•the Company’s capacity plans and expectations, including underlying assumptions and estimates, in particular related to the anticipated impacts of the COVID-19 pandemic on demand and bookings;
•the Company’s goals and expectations with respect to its Voluntary Separation Program 2020 and Extended ETO program;
•the Company's plans, estimates, expectations, and assumptions related to the return of the 737 MAX to service and related fleet planning assumptions, including with respect to the Company’s fleet order book and delivery schedule and fleet retirement plans;
•the Company’s network plans and related expected benefits;
•the Company’s expected flight schedule adjustments and the related impact on the Company’s results of operations;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the extent of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic; the duration and scope of related government orders and restrictions; the duration and scope of the Company’s related self-imposed restrictions to address customer and employee health concerns; the extent of the impact of the COVID-19 pandemic on overall demand for air travel and the Company’s related business plans and decisions; any negative impact of the COVID-19 pandemic on the Company’s ability to retain key Employees; and any negative impact of the COVID-19 pandemic on the Company’s access to capital;
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

•the impact of the Company's obligations and restrictions related to its participation in the U.S. Treasury's Payroll Support Program, including restrictions and obligations associated with its loan from, and warrants issued to, the U.S. Treasury; and any related negative impact on the Company’ ability to retain key Employees;
•the Company’s ability to obtain additional payroll support or other financing from the U.S. Treasury and the impact of any related additional restrictions on the manner in which the Company operates its business;
•the enactment or adoption of future laws, statutes, and regulations and interpretations or enforcement of current and future laws, statutes, and regulations that affect the terms or application of the Payroll Support Program documents and that may have a material adverse effect on the Company;
•the Company's dependence on Boeing and the FAA with respect to the timing of the return of the 737 MAX to service and any related changes to the Company's operational and financial assumptions and decisions;
•the Company's dependence on Boeing with respect to the Company's fleet order book and delivery schedule;
•the Company’s dependence on other third parties for products and services, and the impact on the Company’s operations and results of operations of any third party delays or non-performance;
•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions, on the Company's business plans and results of operations; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2020, the estimated fair value of outstanding contracts was an asset of $109 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2020, the Company had agreements with nine counterparties with respect to which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2020, $27 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of September 30, 2020, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. The Company has found that financial derivative instruments in commodities, such as WTI crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2020.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2020, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three sets of objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two sets of the objectors dismissed their appeals, and the Company and the other settling parties moved to dismiss the remaining appeal because the district court did not certify the approval order as appealable. The court of appeals has ordered the parties to brief the jurisdictional issue and the merits of the objections raised in the appeal. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

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

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas. A lead plaintiff has been appointed in the case, and an amended complaint was filed on July 2, 2020. The amended complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and January 29, 2020. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The amended complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On August 17, 2020, the Company and the individual defendants filed a motion to dismiss. On October 1, 2020, the lead plaintiff filed a response in opposition to the motion to dismiss. The Company filed a reply on or about October 21, 2020, such that the motion is now fully briefed. The Company denies all allegations of wrongdoing, including those in the amended complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

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

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings for both business and leisure travel, thereby materially and adversely affecting operating income and cash flows from operations. The Company has attempted to bolster the Company’s liquidity through cost reductions and the financings discussed in Note 8 to the unaudited Condensed Consolidated Financial Statements. The Company's cost reduction efforts have included aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals; reducing the Company's published flight schedule; placing a significant number of aircraft in storage; implementing voluntary separation and time-off programs for Employees; suspending all hiring and non-contract salary increases; reducing named executive officer salaries and Board of Director cash retainer fees by 20 percent; and modifying vendor and supplier payment terms. The extent of the impact of the COVID-19 pandemic on the Company’s business and its financial and operational performance will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 pandemic; the duration and scope of related federal, state, and local government orders and restrictions; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and the Company’s access to capital, all of which are highly uncertain and cannot be predicted. Continued reductions in the Company's flight schedule could have a significant negative effect on the Company's overall network and operations.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state, and local authorities have at various times instituted measures such as imposing self-quarantine requirements, issuing directives forcing businesses to temporarily close, restricting international air travel, and issuing shelter-in-place and similar orders limiting the movement of individuals. Additionally, businesses have restricted non-essential travel for their employees. Such measures have depressed demand for air travel, disrupted the Company’s operations, and materially adversely affected the Company’s business. The resulting cancellations of flights has resulted in a significant amount of cash refunds and the issuance of travel credits to Customers. The total value of refunds, excluding taxes and related fees, issued to Customers during March 2020, second quarter 2020, and third quarter 2020 was $248 million, $322 million, and $162 million, respectively. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been adversely affected. The cancellations and cash refunds have negatively affected the Company's revenues and liquidity, and the Company expects such negative effects to continue. The Company will continue to be materially adversely affected if government authorities extend existing orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, if businesses continue to restrict nonessential travel for their employees, or if fear of travel continues to depress future ticket sales.

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

The effects of the COVID-19 pandemic on the financial markets may materially and adversely affect the Company’s access to capital and cost of capital, including its ability to raise funds through equity or debt financings. The COVID-19 pandemic has resulted in significant disruption of global financial markets, which has negatively impacted the value of the Company’s common stock and its debt ratings and could negatively affect the Company’s liquidity. For example, as a result of the economic effects of the COVID-19 pandemic, in March and April 2020, Moody’s, S&P Global, and Fitch downgraded the Company’s senior unsecured debt ratings, and S&P Global and Fitch downgraded the Company's issuer ratings. In addition, all three rating agencies placed the Company's ratings on review for further downgrade. If the Company’s credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to the Company’s rating levels, the airline industry, or the Company, the Company’s access to capital and the cost of any debt financing would be negatively affected. The Company continues to evaluate potential sources of additional liquidity in the short-term. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which could further restrict the Company’s business operations. The extent to which the COVID-19 outbreak affects the Company’s earnings and liquidity will depend, in part, on the Company’s ability to successfully access capital. There is no guarantee that debt or equity financings will be available in the future to fund the Company’s obligations, or that they will be available on terms consistent with the Company’s expectations.

The COVID-19 pandemic has also significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on the Company’s medium- and long-term financial condition and operations. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns, including reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Any significant increases in unemployment in the United States would likely continue to have a negative impact on passenger bookings, and these effects could exist for an extensive period of time. Even once the pandemic and fears of travel subside, demand for air travel may remain weak for a significant period of time. In particular, consumer behavior related to traveling may be negatively impacted by adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, and loss of wealth resulting from the impact of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

The Company has entered into agreements with the U.S. Treasury with respect to funding support pursuant to the Payroll Support Program under the CARES Act; pursuant to these agreements the Company has agreed to certain restrictions on how it operates its business and uses its cash, which could limit the ability of the Company to take actions that it otherwise might have determined were in the best interests of the Company and its Shareholders.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of grants and loans to air carriers, such as the Company, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the Treasury. In April 2020, the Company reached an agreement with the Treasury with respect to funding support pursuant to the Payroll Support Program. Pursuant to this agreement, the Company has agreed to certain restrictions on, and requirements with respect to, its business and operations, including the following:
•The Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock until September 30, 2021;
•The Company must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until March 24, 2022;
•The Company was prohibited from involuntary terminations or furloughs of its Employees (except for death, disability, cause, or certain disciplinary reasons) until September 30, 2020;
•The Company could not reduce the salary, wages, or benefits of its Employees (other than its Executive Officers, or as otherwise permitted under the terms of the Payroll Support Program) until September 30, 2020;
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

These restrictions and requirements may necessitate that, the Company take, or limit taking, actions it might otherwise believe to be in the best interests of the Company and its Shareholders. For example, the restrictions could require that the Company change certain of its business practices, risk the Company's ability to retain key personnel, and expose the Company to additional costs (including increased compliance costs).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) As previously disclosed, in connection with funding that the Company has received under the CARES Act, the Company has issued Warrants to acquire up to 2.7 million shares of the Company’s common stock since April 2020 to the Treasury under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information regarding the Warrants, see Note 2 of the unaudited Condensed Consolidated Financial Statements.

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

SOUTHWEST AIRLINES CO.

October 27, 2020	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)