Form 10-K
period 2020-12-31
SOUTHWEST AIRLINES CO
filed 2021-02-08
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒		☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $20,094,518,012 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 4, 2021: 590,677,474 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 19, 2021, are incorporated into Part III of this Annual Report on Form 10-K.

-PART I-
Item 1.    Business
Company Overview

Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2020, Southwest had a total of 718 Boeing 737 aircraft in its fleet and 107 destinations in 40 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.

During 2020, the Company began service to six new destinations including Hilo on Hawaii; Cozumel, Mexico; Steamboat Springs, Colorado; Miami, Florida; Palm Springs, California; and Montrose (Telluride and Crested Butte), Colorado. In addition, the Company has published its initial flight schedules to begin serving Chicago O'Hare International Airport and Sarasota Bradenton International Airport, beginning February 14, 2021, Colorado Springs Municipal Airport and Savannah/Hilton Head International Airport, beginning March 11, 2021, Houston George Bush Intercontinental Airport and Santa Barbara Airport, beginning April 12, 2021, Fresno Yosemite International Airport, beginning April 25, 2021, and Jackson-Medgar Wiley Evers International Airport in Mississippi, beginning June 6, 2021.

Worldwide Pandemic

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic have changed the U.S. economic landscape, outlook, and in particular the travel industry, has been swift and unexpected. The Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated during the remainder of first quarter and into second quarter, when trip cancellations outpaced new passenger bookings during the majority of March and April 2020. The Company began proactively canceling a significant portion of its scheduled flights in March 2020, and continued adjusting capacity throughout the remainder of the year, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience significant negative impacts to passenger demand and bookings through the remainder of 2020 due to the pandemic.

Based on these events and the uncertainty they created, the Company immediately began to focus on its liquidity, including quickly and substantially enhancing its cash holdings. In April 2020, the Company entered into definitive documentation with the United States Department of Treasury (the "Treasury") with respect to funding support pursuant to the Payroll Support Program under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Payroll support funds under the CARES Act were required to be used solely to pay qualifying Employee salaries, wages, and benefits through at least September 30, 2020. On January 15, 2021, as a result of continued financial hardships to the Company caused by the COVID-19 pandemic, the Company entered into definitive documentation with the Treasury for further payroll support under the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension"). Payroll support funds under the Payroll Support Program Extension must be used to pay qualifying Employee salaries, wages, and benefits through at least March 31, 2021.

In addition to obtaining financing under the CARES Act and the Payroll Support Program Extension, the Company obtained significant financing in the capital markets and elsewhere. The Company believes it has made significant progress on bolstering its liquidity through efforts including aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals; reducing the Company's published flight schedule; placing a significant number of aircraft in storage; implementing voluntary separation and time-off programs for Employees; substantially suspending all hiring; reducing the Chief Executive Officer's salary by 20 percent; reducing the other named executive officer salaries and Board of Director cash retainer fees by 20 percent through December 31, 2020; and where possible, modifying vendor and supplier payment terms. For further information on risks related to COVID-19, as well as the significant impacts of COVID-19 on the Company's operations, financial performance, and liquidity, see "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2, 7, 8, and 9 to the Consolidated Financial Statements. The Company also took significant measures in 2020 in response to the COVID-19 pandemic to support the well-being of both its Customers and Employees including, for example:

•implementing enhanced aircraft cleaning procedures;
•requiring mask or face coverings for Employees and Customers (age two or over);
•implementing measures to support physical distancing, including messaging to Customers and Employees, and modified boarding procedures;
•limiting the number of seats available for sale on each flight through November 30, 2020, to allow for the middle seat to remain open;
•adding Plexiglas® at ticketing and gate counters and baggage services offices;
•implementing Customer and Employee health declarations;
•offering the ability to work remotely to most of the Company's office and clerical Employees, including the vast majority of its Employees at the Company's headquarters campus; and
•working with physician-scientists with knowledge and expertise in infectious disease, disease prevention, and testing protocols, and in particular the latest medical research about COVID-19, to review the Company's multi-layered approach to supporting the well-being of Customers and Employees during the COVID-19 pandemic.

Boeing 737 MAX Grounding

In March 2019, the Federal Aviation Administration (the "FAA") issued an emergency order for all U.S. airlines to ground the Boeing 737 MAX aircraft ("MAX"), including the 34 MAX 8 aircraft in the Company’s fleet at that time (the "MAX groundings"). As discussed below under "Company Operations" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the MAX 8 aircraft are the Company's most fuel-efficient aircraft and the MAX groundings have adversely affected the Company's operations and financial results.

On November 18, 2020, the FAA rescinded its March 2019 grounding order, issued an airworthiness directive, and published training requirements, enabling the Company to begin modifying certain operating procedures, implementing enhanced pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. Before the Company returns the MAX aircraft to Customer service, every active Southwest Pilot is expected to:

•complete additional FAA-required flight training in one of the Company's nine 737 MAX simulators;
•complete additional FAA-required computer-based training covering MAX procedures; and
•re-take the Company's original 737 MAX 8 computer-based differences training as a refresher to complement the FAA-required training.

Additionally, the Company is continuing work on its 34 MAX aircraft delivered prior to the FAA’s rescission of its grounding order to prepare each aircraft for the return to Customer service, including removing the aircraft from storage, installing the new flight control software updates, and performing required maintenance checks. The Company will also conduct multiple readiness flights on each of its MAX aircraft before each such aircraft is operated in Customer service. The Company has scheduled the MAX return to revenue service on March 11, 2021.

Industry

As discussed above under "Business – Worldwide Pandemic," the travel industry was adversely impacted in 2020 by the COVID-19 pandemic. Like the Company, other U.S. airlines experienced significant year-over-year negative impacts to passenger demand and bookings, but the impact of the COVID-19 pandemic on some of these airlines was particularly severe because of the significant reduction in business demand resulting from companies tightening or even suspending corporate travel. This not only reduced overall demand for air travel, but also resulted in a decrease in the percentage of full-fare purchases. Like the Company, these other airlines responded by quickly and significantly reducing scheduled flights and capacity, reducing operating costs and capital expenditures, accelerating fleet retirements, substantially increasing cash holdings and/or reducing or suspending service in certain markets. Unlike the Company, certain other airlines also furloughed employees and/or ceased service in certain markets.

In addition to the impact of the COVID-19 pandemic, air carriers with the MAX aircraft in their fleets were prohibited from operating the MAX aircraft until completing the FAA's airworthiness directive and training requirements published on November 18, 2020.

The airline industry has historically been an extremely volatile industry subject to numerous other challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as economic recessions, jet fuel price volatility, unscheduled maintenance disruptions, U.S. government shutdowns, acts of terrorism, poor weather, and natural disasters.
Historically, airline industry results have been particularly susceptible to fuel price volatility; however, the industry experienced a relatively stable and moderate fuel environment in 2020, as compared with recent years, with year-over-year fuel prices lower throughout most of 2020.

Company Operations

Route Structure

Southwest has historically principally provided point-to-point service, rather than the "hub-and-spoke" service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest's point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. However, in response to the effects of the COVID-19 pandemic, the Company placed greater reliance in 2020 on connecting traffic in an effort to capture Customer demand. Approximately 72 percent of the Company's Customers flew nonstop during 2020, compared with 77 percent during 2019, and, as of December 31, 2020, Southwest served 667 nonstop city pairs, compared with 720 as of December 31, 2019. For 2020, the Company’s average aircraft trip stage length was 743 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 748 miles and an average duration of approximately 2.0 hours in 2019.

Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 8 weekday roundtrips between Dallas Love Field and Houston Hobby, five weekday roundtrips between Denver and Chicago Midway, four weekday roundtrips between Los Angeles International and Las Vegas, and eight weekday roundtrips between Phoenix and Denver. Southwest complements its high-frequency short-haul routes with long-haul nonstop service including flights between California and Hawaii and between markets such as Los Angeles and Nashville, Los Angeles and Baltimore, and San Diego and Baltimore.

The Company continually works to optimize its route network and schedule through the adjustment of frequencies in its existing markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company's network and schedule optimization efforts have been particularly beneficial in addressing the impacts of the COVID-19 pandemic and the MAX groundings. For example, these efforts have enabled the Company to continue to expand in key existing markets, such as California, as well as opportunistically introduce service in other markets.

Despite the pandemic, the Company has been able to continue to bolster its presence in California through the addition of new destination options and flights for California Customers. In 2020, the Company significantly expanded its presence at Long Beach Airport by acquiring 17 slots previously held by JetBlue Airways (a "slot" is the right of an air carrier, pursuant to regulations of the FAA or local authorities, to operate a takeoff or landing at certain airports). Further, the Company expanded its California to Hawaii network in 2020 by adding inaugural service between San Diego and Honolulu on the Island of Oahu. The Company has also announced new service from Long Beach to Honolulu and from Long Beach to Kahului on the Island of Maui, each beginning March 11, 2021. The Company also expects to expand its service at John Wayne Airport (Orange County) in 2021, including reinstated international service beginning March 11, 2021, through county authorization to increase capacity to and from the airport. In addition, the Company is currently scheduled to offer over 600 departures from California on peak flying days in the summer of 2021. Based on the most recent data available from the U.S. Department of Transportation (the "DOT"), for the year ended September 30, 2020, Southwest carried more California travelers to, from, and within California than any other airline.

The Company's network and schedule optimization efforts have also enabled it to use otherwise idle aircraft and Employees to provide service to other core markets, as well as new destinations. The additional service has created additional regional and international connectivity that has been structured to improve recoverability during irregular operations, grow the Company's presence in strategic markets that serve as cornerstones for its network, and provide additional options for Customers to reach their final destinations. The Company expects to complement and strengthen its existing route network in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations. These new destinations include four destinations added in fourth quarter 2020: Steamboat Springs, Colorado; Miami, Florida; Palm Springs, California; and Montrose (Telluride and Crested Butte), Colorado. The Company has further announced first quarter 2021 new service to Chicago O'Hare International Airport; Sarasota Bradenton International Airport; Colorado Springs Municipal Airport; and Savannah/Hilton Head International Airport; and has announced second quarter 2021 new service to Houston George Bush Intercontinental Airport, Santa Barbara Airport, Fresno Yosemite International Airport, and Jackson-Medgar Wiley Evers International Airport in Mississippi.

The COVID-19 pandemic has had a particularly negative impact on international operations and led to the Company's suspension of international operations in first quarter 2020. The Company was able to resume service to Mexico and the Caribbean via Cancun, San Jose del Cabo/Los Cabos, Montego Bay, and Nassau on July 1, 2020; Puerto Vallarta, Mexico on October 8, 2020; Punta Cana, Dominican Republic and Aruba on November 4, 2020; and Havana, Cuba on December 6, 2020. In response to local restrictions imposed by the Bahamian government, the Company temporarily suspended operations to Nassau effective July 22, 2020. The Company is scheduled to resume service to Cozumel, Mexico in first quarter 2021. Service to the Company's other international destinations is expected to resume pending the easing of government restrictions. The Company ended 2020 with 14 international destinations.

Cost Structure

A key component of the Company's business strategy is its focus on cost discipline and charging competitively low fares. Adjusted for stage length, the Company has lower unit costs, on average, than the majority of the largest domestic carriers; however, as discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant unit cost pressure in 2019 following the MAX groundings, and in 2020 following the onset of the COVID-19 pandemic.

The Company's low-cost strategy includes, among other elements, (i) the use of a single aircraft type, the Boeing 737, (ii) the Company's operationally efficient point-to-point route structure, and (iii) its highly productive Employees. Southwest's use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, safety management, and training activities. Southwest's point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (lower headcount per aircraft).

The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency. Although Fuel and oil expense for 2020 decreased compared with 2019, primarily due to capacity cuts in response to the effects of the COVID-19 pandemic, and in part due to lower market jet fuel prices, Fuel and oil expense nonetheless remained the Company's second largest operating cost for 2020. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel for each year beginning in 2009 and during each quarter of 2020.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2009	$3,193	$2.22	31.2%
2010	$3,755	$2.61	33.4%
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
2020	$1,849	$1.45	14.4%
First Quarter 2020	$870	$1.90	20.0%
Second Quarter 2020	$257	$1.23	12.0%
Third Quarter 2020	$379	$1.18	11.8%
Fourth Quarter 2020	$343	$1.18	10.8%

The Company focuses on minimizing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, the Company previously retired all Boeing 737-300 aircraft from its fleet and introduced service with the MAX 8 aircraft, which is more fuel-efficient and releases fewer CO2 emissions per available seat mile than the Company's other aircraft; however, the MAX groundings resulted in the removal of these more fuel-efficient aircraft from the Company's schedule, which, in turn, drove a decline in the Company's overall fuel efficiency in 2019. Although the Company's MAX aircraft remained grounded throughout 2020, the Company improved its fuel efficiency in 2020, as compared with 2019, primarily by operating fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity cuts in response to the effects of the COVID-19 pandemic. Lower load factors, due to COVID-19, also contributed to fuel efficiency during 2020. The Company continues to undertake a number of other fuel conservation initiatives, which are discussed in detail under "Regulation - Environmental Regulation."

The table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2020	2019	2018	2017	2016
Available seat miles per fuel gallon consumed	81.3	75.7	76.3	75.2	74.4

The Company also enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices. The Company's fuel hedging activities, as well as the risks associated with high and/or volatile fuel prices, are discussed in more detail below under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 11 to the Consolidated Financial Statements.

Salaries, wages, and benefits expense constituted approximately 52.9 percent of the Company's operating expenses during 2020 and was the Company's largest operating cost. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. The Company's labor costs, and risks associated therewith, are discussed in more detail below under "Risk Factors," "Business - Employees," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Fare Structure

General

Southwest offers a relatively simple fare structure that features competitive fares and product benefits, including unrestricted fares, as well as lower fares available on a restricted basis. Southwest fare products include three major categories: "Wanna Get Away®," "Anytime," and "Business Select®," to provide Customers options when choosing a fare. All fare products include the privilege of two free checked bags (weight and size limits apply). Southwest does not charge fees for changes to flight reservations although fare differences may apply.

•"Wanna Get Away" fares are generally the lowest fares and are typically subject to advance purchase requirements. They are nonrefundable, but, subject to Southwest's No Show Policy, travel funds may be applied towards future travel on Southwest. Wanna Get Away fares earn six Rapid Rewards® points, under Southwest's Rapid Rewards loyalty program, for each dollar spent on the base fare. The Company's loyalty program is discussed below under "Rapid Rewards Loyalty Program."
•"Anytime" fares are, subject to Southwest's No Show Policy, refundable if canceled, or travel funds may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable travel funds, then the travel funds will be nonrefundable if travel is canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare.
•"Business Select" fares are, subject to Southwest's No Show Policy, refundable if canceled, or travel funds may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable travel funds, then the funds will be nonrefundable if travel is canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group "A," 12 Rapid Rewards points per dollar spent on the base fare - the highest loyalty point multiplier of all Southwest fare products, and "Fly By®" priority security and/or ticket counter access in participating airports. Business Select fares also ordinarily include one complimentary premium beverage coupon for the day of travel (Customers must be of legal drinking age to drink alcoholic beverages); however, the Company has temporarily suspended premium drink service in response to the COVID-19 pandemic.

Southwest's No Show Policy applies if a Customer does not change or cancel a flight segment at least ten minutes prior to scheduled departure and the Customer does not travel on the scheduled flight. In such event, subject to certain exceptions, all segments associated with the reservation will be canceled, and (i) with respect to a "Wanna Get Away" fare, unused travel funds will be forfeited; and (ii) with respect to an "Anytime" or "Business Select" fare, unused travel funds will be held as travel credit for future travel by the Customer on Southwest.

In response to the COVID-19 pandemic, in order to enhance and expand upon its already generous and flexible ticketing policies, the Company extended the expiration of the following Customer travel funds to September 7, 2022:

•Travel funds created because of a flight cancellation between March 1, 2020 and September 7, 2020; and
•Travel funds that would have expired between March 1, 2020 and September 7, 2020.

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

Inflight Entertainment Portal and WiFi Service

Southwest offers inflight entertainment and connectivity service on WiFi-enabled aircraft on the majority of its fleet, where available. Southwest's suite of complimentary offerings onboard WiFi-enabled aircraft includes movies-on-demand, messaging, music, live and on-demand television, weather, a flight tracker, and connecting flight information. The inflight entertainment service allows Customers to enjoy gate-to-gate entertainment directly on their personal wireless devices. Customers can also purchase satellite internet service while on WiFi-enabled aircraft.

The free inflight entertainment offerings include approximately 45 free movies-on-demand each month and free app messaging via iMessage or WhatsApp. The television product consists of over 15 live channels and up to 75 on-demand recorded episodes from popular television series. In addition, the onboard entertainment portal offers free digital music and live streaming radio service to Customers within the onboard entertainment portal.

Rapid Rewards Loyalty Program

Southwest's Rapid Rewards loyalty program enables program members ("Members") to earn points for every dollar spent on Southwest base fares. The amount of points earned under the program is based on the base fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). Each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the base fare for the flight by the fare class multiplier. The amount of points required to be redeemed for a flight is based on the base fare and a multiplier. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire.

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

Southwest's Rapid Rewards loyalty program features tier status and Companion Pass programs for the most active Members, including "A-List" and "A-List Preferred" status. A Member who flies 25 qualifying one-way flight segments booked through Southwest or earns 35,000 tier qualifying points per calendar year will qualify for A-List status. A Member who flies 50 qualifying one-way flights booked through Southwest or earns 70,000 tier qualifying points per calendar year will qualify for A-List Preferred status. Except as noted below with respect to actions taken by the Company in response to the COVID-19 pandemic, the Member will maintain A-List or A-List Preferred status for the remainder of the calendar year in which the status was earned and for the entire calendar year immediately following. Both A-List and A-List Preferred Members enjoy benefits such as "Fly By®" priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight satellite internet service on WiFi-enabled aircraft when available. Members who attain A-List or A-List Preferred status receive priority boarding privileges. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding position available (generally, an "A" boarding pass). During the day of travel, if an A-List or A-List Preferred Member's plans change, they have free same-day standby privileges, which allow them to fly on earlier flights between the same city pairs if space is available. Beginning January 1, 2021, A-List and A-List Preferred Members have the same standby privileges free of airline charges, but will be required to pay any additional government taxes and fees associated with changes in their itinerary. Another feature of the Rapid Rewards loyalty program is the Companion Pass. Members who fly 100 qualifying one-way flights or earn 125,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of charges (other than taxes and fees). Except as noted below with respect to actions taken by the Company in response to the COVID-19 pandemic, the Companion Pass is valid for the remainder of the calendar year in which status was earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.

Southwest's Rapid Rewards loyalty program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest's co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company's Rapid Rewards hotel, rental car, credit card, and other partnerships.

For 2020, Customers of Southwest redeemed approximately 4.1 million flight awards, accounting for approximately 15.8 percent of revenue passenger miles flown. For 2019, Customers of Southwest redeemed approximately 10.7 million flight awards, accounting for approximately 14.1 percent of revenue passenger miles flown. For 2018, Customers of Southwest redeemed approximately 10.4 million flight awards, accounting for approximately 13.8 percent of revenue passenger miles flown. The Company's accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

The Company took significant measures in 2020 in response to the COVID-19 pandemic to enhance its Rapid Rewards loyalty program including the following:

•Through December 15, 2020, Rapid Rewards Members who had qualified travel funds set to expire on September 7, 2022, were given the option to convert those travel funds into Rapid Rewards points at the same rate as they were able to purchase a ticket with points;
•All Rapid Rewards Members who had opened a Rapid Rewards account by April 1, 2020 received a “boost” of 15,000 tier qualifying points and 10 flight credits toward A-List and A-List Preferred status, and 25,000 Companion Pass qualifying points and 25 flight credits toward Companion Pass status;
•For A-List and A-List Preferred Members who earned tier status in 2020, earned status was extended through December 31, 2021; and

•For Companion Pass Members who earned Companion Pass benefits to be used through December 2020, Companion Pass benefits were extended through June 30, 2021.

Additionally, in January 2021, in response to the COVID-19 pandemic, the Company made additional changes that affected tier status as well as Companion Pass eligibility, all with the intention of enhancing the Company's Rapid Rewards loyalty program and its Members’ experiences:

•All Rapid Rewards Members with valid Rapid Rewards accounts as of December 31, 2020, received a “boost” of 15,000 tier qualifying points and 10 flight credits toward A-List and A-List Preferred status, and 25,000 Companion Pass qualifying points and 25 flight credits toward Companion Pass status;
•Through December 31, 2021, for Members with Southwest's co-branded Chase® Visa Premier or Priority Consumer credit cards, or Premier or Performance Business credit cards, for every $10,000 in spend on their credit cards, they will receive 1,500 Tier Qualifying Points, and those Tier Qualifying Points will be uncapped; and
•For Companion Pass Members who earned Companion Pass benefits to be used through December 2020, which were previously extended through June 30, 2021, those Companion Pass benefits were further extended through December 31, 2021.

Southwest.com and Direct to Customer Distribution Approach

The Company primarily offers its fare products directly to Customers through its Internet website, Southwest.com. For the years ended December 31, 2020, and December 31, 2019, approximately 83 percent and 80 percent, respectively, of the Company’s Passenger revenues originated from Southwest.com (including revenues from SWABIZ, the Company's online booking tool designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest). This "direct to Customer" distribution approach has historically provided a cost advantage for the Company because it eliminates fees associated with the use of third party distribution channels such as third party online travel platforms. The Company augments its direct to Customer distribution approach by offering a broad suite of digital platforms to support Customers' travel needs, including full featured websites and apps. These digital platforms help Customers to book and manage their Southwest air travel and also facilitate the purchase of the Company’s ancillary products, including EarlyBird, Business Select, vacation packages, rental car reservations, hotel reservations, and travel activities. In addition, the digital platforms provide self-service tools for reservation management and Customer support.

During 2020, the Company launched multiple new digital capabilities to improve Customer self-service, including the ability to update reservation details, and also to perform partial trip cancellations. To better gauge Customers' response to their digital experiences, the Company also launched digital surveying technology, which was used frequently during the COVID-19 pandemic to monitor Customer sentiment. Mobile self-service capabilities were also enhanced during 2020, enabling Customers to find helpful support content on their mobile device without needing agent assistance, and also improving the ability to e-mail a Customer Service Agent from a mobile device. In particular, the Company added mobile self-service capabilities to (i) support mobile boarding passes for bookings of up to eight passengers, (ii) allow travel funds to be used during a booking modification, and (iii) enable Customers to view their unused funds balances in their mobile account.

The Company also continued to improve the revenue generating capabilities of the digital platforms by offering new features to promote its unique fares and upgrades, adding features to support bookings created in global distribution system platforms. The Company also brought Apple Pay® digital payments technology to its mobile website, allowing for digital Apple Pay® transactions across the web, app, and inflight portal experiences.
During the COVID pandemic, the Company swiftly developed digital tools that enabled Customers to easily convert certain unused travel funds to points with no fees or phone calls. The Company also activated digital health acknowledgements, developed targeted shopping and booking messaging about the changing travel environment, and developed custom portals to share information about travel restrictions and the Southwest Promise™.

Southwest Business® Initiatives

In addition to improvements in the Company's direct Southwest.com channel of distribution, during 2019 and 2020, the Company took significant action to grow its corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest.

In 2019, the Company entered into an agreement with Amadeus IT Group, S.A. ("Amadeus"), and expanded its agreement with Travelport, LP and Travelport International Operations Limited (collectively, "Travelport"), to enable corporate travel Customers and travel management companies to book Southwest products on the Amadeus and Travelport global distribution system ("GDS") platforms. The Company began accepting corporate travel bookings through (i) Travelport's Apollo and Worldspan GDS platforms in second quarter 2020, (ii) Travelport's Galileo GDS platform in third quarter 2020, and (iii) the Amadeus GDS platform in fourth quarter 2020. The Company's expansion into the Travelport and Amadeus GDS channels is intended to facilitate corporate travel managers' ability to book, modify, and cancel Southwest reservations. In December 2020, the Company entered into a new full participation distribution agreement with Sabre Corporation ("Sabre"), to enable Sabre to continue to distribute Southwest content through traditional connectivity to corporations, government agencies, and travel management companies through Sabre's GDS. The new Sabre GDS connectivity is expected to be implemented in second half 2021. The Company also has an agreement with Airlines Reporting Corporation ("ARC") to implement industry-standard processes to handle the settlement of tickets booked through Travelport and Amadeus channels. Once the new Sabre GDS connectivity is implemented, Sabre tickets are also expected to settle via ARC.

Southwest Business has continued to invest in and enhance its online booking tool SWABIZ®, as well as its direct connect channel, with connections to online booking tools, travel management companies, and corporate customers. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also facilitates car and hotel booking.

Marketing

During 2020, as part of the Company's reduction of operating costs in response to the impact of the COVID-19 pandemic, the Company significantly reduced its traditional marketing areas of focus. Instead, in response to the COVID-19 pandemic, the Company implemented and marketed the "Southwest Promise" to reassure Customers of the Company's commitment to Safety and cleanliness from check-in to deplaning the aircraft. The Southwest Promise announced changes to the Company's operations and procedures to better support the well-being of its Employees and Customers, including additional stringent cleaning practices across the fleet and throughout the day, as well as measures to support physical distancing and personal protection and wellness throughout the Customer experience.

Technology Initiatives

Over the past several years, the Company has committed significant resources to technology improvements in support of its ongoing operations and initiatives. During 2020, however, in connection with the Company's efforts to reduce capital and operating expenditures in response to the COVID-19 pandemic, the Company narrowed its near-team technology focus and deferred a significant number of technology projects. The Company's key near-term technology focus areas during 2020 included, among others, (i) implementation of corporate GDS capabilities in connection with Southwest Business initiatives; (ii) support of the Company's remote workforce; (iii) enhancements to support Customer loyalty, including with respect to policy updates for Rapid Rewards program tier status and residual travel funds; and (iv) enhancements to Customer self-service capabilities on the Company's digital platforms.

While the Company deferred a significant number of technology projects in 2020, it continued to invest in and execute on major technology projects including, among others, the Company's systems related to (i) aircraft maintenance, planning, and record keeping; (ii) flight planning and scheduling, including with respect to schedule changes and Customer reaccommodations; (iii) crew scheduling; (iv) human resources management; and (v) technology infrastructure.

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

The DOT's consumer protection and enforcement authority is derived primarily from a federal statutory prohibition on "unfair or deceptive practices or unfair methods of competition" by air carriers. On December 7, 2020, the DOT published a final rule clarifying its authority in this area. The rule became effective January 6, 2021. The new rule codifies the definitions for the terms ‘‘unfair’’ and ‘‘deceptive’’ in the DOT’s regulations by adopting the definitions used by the Federal Trade Commission, and amends and clarifies the procedures the DOT would follow when engaging in aviation consumer protection rulemaking and enforcement based on its authority to prohibit unfair or deceptive practices. The new rule helps establish clear and consistent criteria for unfair or deceptive practices while aligning DOT’s oversight of aviation entities with other government agencies’ oversight of other sectors of the economy with regard to unfair or deceptive practices.

The DOT is also charged with prohibiting discrimination by airlines against consumers on the basis of (i) disability; and (ii) race, religion, national origin, sex, or ancestry.

Under the above-described authority, the DOT has also adopted so-called "Passenger Protection Rules," which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, baggage liability requirements, ticket refunds, and advertising of airfares, among others. For example, under the DOT's tarmac delay rule and subject to limited exceptions, air carriers must not allow an aircraft to remain on the tarmac for more than 3 hours (for domestic delays) or more than 4 hours (for international delays), without allowing passengers to deplane.

In addition, the Passenger Protection Rules require airlines to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of their flights; (iv) provide information to passengers on how to file complaints; (v) respond in a timely and substantive fashion to consumer complaints; (vi) pay up to four times the passenger's one-way fare to their final destination that day in compensation to each passenger denied boarding involuntarily from an oversold flight; (vii) refund any checked bag fee for permanently lost luggage; (viii) prominently disclose all potential fees for optional ancillary services on their websites; and (ix) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services. The FAA Reauthorization Act of 2018, passed by Congress on October 3, 2018, and signed into law on October 5, 2018 (the "2018 Reauthorization Act"), directs the DOT to revise regulations to clarify there is not a maximum level of compensation an air carrier may pay to a passenger who is involuntary denied boarding as a result of an oversold flight.

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

The DOT has proposed a rule that would provide for changes to the accessibility of lavatories on single-aisle aircraft for passengers with disabilities. These proposed changes include modifications to the interior of the lavatory, additional services that airlines would provide with respect to lavatory access, training requirements, and improvements to the aircraft's onboard wheelchair. The DOT is also expected to propose and seek comments on a separate rule addressing long-term accessibility changes, such as the requirement for airlines to provide one larger lavatory on single-aisle aircraft. The rulemaking would solicit comment and gather updated information on the costs and benefits of requiring airlines to make lavatories on new single-aisle aircraft large enough, equivalent to that currently found on twin-aisle aircraft, to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter, and maneuver within the aircraft lavatory as necessary to use all lavatory facilities and leave by means of the aircraft's on-board wheelchair. Requirements to expand the size of lavatories could impose substantial costs on the Company, either in the short-term or the long-term. Whether the DOT will actually adopt a new rule requiring larger lavatories, and the timing and application of any new rule, are unknown at this time.

In December 2020, the DOT issued a new rule allowing airlines to recognize emotional support animals as pets rather than service animals. Under the new rule, airlines are still required to accept trained service dogs. Airlines can also require a new DOT standardized form wherein the animal’s handler certifies that the animal is trained to behave in the cabin and has the necessary vaccinations. The Company is in the process of modifying its policies and procedures to align with the new rule.

The 2018 Reauthorization Act includes numerous provisions related to the DOT's rules and authority. For example:

•the DOT has been given the authority to impose triple the maximum fines for damages to passengers' wheelchairs or other mobility aids, as well as for injury to passengers with disabilities;
•the DOT has been directed to implement a rulemaking to require air carriers to promptly provide a refund for any ancillary fee paid for services a passenger does not receive; and
•the 2018 Reauthorization Act makes it an unfair and deceptive practice to involuntarily deplane a revenue passenger onboard an aircraft if that passenger is traveling on a confirmed reservation and is checked-in for the relevant flight prior to the applicable check-in deadline.

With the exception of potential DOT rules relating to on-board wheelchair requirements and accessible lavatory requirements, which could affect the Company’s future capital expenditures for new aircraft, the Company does not believe that pending regulatory developments in this area will have a material effect on the Company's capital expenditures, earnings, or competitive position.

Aviation Taxes and Fees

The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. The 2018 Reauthorization Act extends most commercial aviation taxes through September 30, 2023. The CARES Act signed into law in March 2020, provided a temporary tax “holiday” from collecting and remitting certain government ticket taxes for tickets purchased between March 28, 2020, and December 31, 2020.

In addition to FAA-related taxes, there are additional federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip originating in the U.S. In addition, international passengers arriving in the U.S. are subject to U.S. immigration and customs fees that are indexed to inflation. These fees are used to support the operations of U.S. Customs and Border Protection ("CBP"). Finally, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service imposes an agriculture inspection fee on international passengers arriving in the United States.

In 2021, Congress is expected to consider legislation related to federal spending on public infrastructure, including at airports. This legislation could result in an increase in the maximum Passenger Facility Charge, which is assessed by airports and collected by airlines, currently capped at $4.50 per enplanement (with a maximum of two Passenger Facility Charges on a one-way trip). Conversely, this legislation could also result in an infusion of federal investment in public infrastructure that may benefit all modes of transportation.

Finally, the annual congressional budget process is another legislative vehicle by which new aviation taxes or regulations may be imposed. The annual appropriations bill funds the federal government - including the DOT, the FAA, the Transportation Security Administration (the "TSA"), and CBP. Passage of the fiscal year 2022 appropriations bill will be considered throughout 2021 and could result in an increase in one or more of the taxes and fees discussed above, as well as new mandates on the DOT to begin or complete rulemakings related to airline consumer protection.

Operational, Safety, and Health Regulation

The FAA has the authority to regulate safety aspects of civil aviation operations. Specifically, the Company and certain of its third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, and other matters affecting air safety. The FAA, from time to time, issues orders or directives relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of civil penalties for violation of the FAA's regulations.

The FAA requires airlines to obtain and maintain an Air Carrier Operating Certificate, as well as other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to suspension or revocation for cause.

The FAA has rules in effect with respect to flight, duty, and rest regulations. Among other things, the rules (i) require a ten hour minimum rest period prior to a pilot’s flight duty period; (ii) mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and (iii) impose pilot "flight time" and "duty time" limitations based upon report times, the number of scheduled flight segments, and other operational factors. The FAA has established flight attendant duty period limitations and rest requirements based on the length of a flight attendant’s scheduled duty period, number of flight attendants assigned to a flight, and other operational factors. The 2018 Reauthorization Act contains a provision requiring a modification to the FAA's rules to increase the required flight attendant rest period between duty periods. The FAA has solicited input from the airline industry and other interested parties to obtain more information about current operations with flight attendants and the potential benefits and costs to inform the rulemaking. Flight, duty, and rest regulations affect the Company’s staffing flexibility, which could impact the Company’s operational performance, costs, and Customer Experience.

The 2018 Reauthorization Act also contains provisions directing the FAA to issue new regulations to establish minimum dimensions for seat size. Further, the 2018 Reauthorization Act expands human trafficking training requirements beyond flight attendants to include several public-facing Employee work groups, as well as requires air carriers to implement a plan and develop training with protocols for preventing and responding to verbal or physical assault committed against customer service agents.

In addition to its role as safety regulator, the FAA operates the nation’s air traffic control system and has continued its lengthy and ongoing effort to implement a multi-faceted, air traffic control modernization program called "NextGen." As part of the NextGen initiative, in 2010 the FAA published rules requiring most commercial aircraft operating in the national airspace system to be equipped with Automatic Dependent Surveillance - Broadcast ("ADS-B") technology by January 1, 2020. ADS-B technology is intended to enhance safety and efficiency by moving from ground-based radar and navigational aids to precise tracking using satellite signals. In addition to environmental and efficiency benefits, ADS-B technology gives pilots and air traffic controllers new tools to reduce the risk of runway incursions and aircraft collisions. The Company has implemented technology and programs intended to comply with all applicable ADS-B requirements.

The Air Traffic Organization ("ATO") is the operational arm of the FAA. The ATO is responsible for providing safe and efficient air navigation services to all of the United States and large portions of the Atlantic and Pacific Oceans and the Gulf of Mexico. The Company is subject to any operational changes imposed by the FAA/ATO as they relate to the NextGen program, as well as the day-to-day management of the air traffic control system. The 2018 Reauthorization Act directs the FAA to (i) undertake a comprehensive review and prepare a full report on NextGen implementation and (ii) annually report on NextGen progress and return on investment.

The Company is subject to various other federal, state, and local laws and regulations relating to health and occupational safety, including Department of Health and Human Services, Centers for Disease Control and Prevention, Occupational Safety and Health Administration, and Food and Drug Administration regulations. In response to the COVID-19 pandemic, federal, state, and local government authorities implemented directives, orders, and regulations intended to mitigate the spread of the virus, and in response, the Company modified its practices, policies, and procedures, as appropriate. For example, on January 12, 2021, the Centers for Disease Control and Prevention issued an order effective January 26, 2021 requiring that all passengers (2 years of age or older) traveling by air to the United States from a foreign country (i) obtain a COVID-19 test no more than 3 days before their flight departs, and (ii) provide proof of a negative result (or documentation of having recovered from COVID-19) to the airline prior to boarding the flight. The Centers for Disease Control and Prevention and TSA also issued orders effective February 1, 2021, mandating the wearing of face masks on flights, subject to certain limited exceptions. Additional health requirements or standards, whether mandated by government agencies or voluntarily adopted by the Company, related to the COVID-19 pandemic or otherwise intended to mitigate the spread of communicable diseases could affect the Company’s costs and performance.

For further information pertaining to the FAA’s oversight and regulatory authority, as well as health and safety regulations related to COVID-19, see “Risk Factors - Legal, Regulatory, Compliance, and Reputational Risks, and COVID-19 Risks.”

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

Pursuant to the 2018 Reauthorization Act, the FAA is required to issue an order requiring installation of a physical secondary cockpit barrier on "each new aircraft that is manufactured" for delivery to a passenger air carrier. A working group comprised of industry technical experts provided advice and recommendations to the FAA in 2020 on the most effective ways to implement the physical secondary cockpit barrier requirement. Depending on if and how the FAA reacts to the working group’s advice and recommendations, as well as the FAA's interpretation and application of the statutory requirement, compliance with the future FAA order could impose a substantial cost on the Company.

The Company, in conjunction with the TSA, participates in TSA PreCheck™, a pre-screening initiative that allows passengers deemed low risk by the TSA to move through security checkpoints with greater efficiency and ease when traveling. Eligible passengers may use dedicated screening lanes at certain airports the Company serves for screening benefits, which include leaving on shoes, light outerwear, and belts, as well as leaving laptops and permitted liquids in carryon bags. A similar CBP-administered program, Global Entry®, allows expedited clearance for pre-approved, low-risk international travelers upon arrival in the United States. The TSA has expressed its plans to leverage advanced transportation security screening technologies, including biometric solutions, to improve security effectiveness and operational efficiency, while also enhancing the passenger experience. The advanced technologies have prompted privacy, cost, and legal concerns from air carriers, travelers, and advocacy groups, which could affect the timing and viability of the TSA's plans.

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

The Company has made significant investments in facilities, equipment, and technology to process Customers, checked baggage, and cargo efficiently in compliance with applicable security regulations; however, the Company is not able to predict the impact, if any, that various security measures or TSA resource limitations at certain airports will have on Passenger revenues and the Company’s costs, either in the short-term or the long-term.

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

Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at various airport sites. The Company has not historically experienced any airport site environmental liability that has had a material adverse effect on its capital expenditures, earnings, or competitive position. However, many airports, as well as federal, state and local governmental authorities, are increasingly focused on groundwater contamination caused by so-called “forever chemicals,” most notably per- and polyfluoroalkyl substances (“PFAS”). PFAS have been used in many manufacturing and industrial applications over many decades and can be found in numerous products, including building materials and household products. Most notably for aviation, PFAS are a key component in aqueous film-forming foam (“AFFF”), which is widely used to fight petroleum-based fires at both commercial and military aviation facilities. The FAA and the U.S. Department of Defense have strict performance specifications for fire suppression systems, which has contributed to the use of AFFF/PFAS over the decades. PFAS is now the focus of regulatory oversight at airports, as well as the source of litigation by airports against AFFF manufacturers. Moreover, regulatory authorities at the federal, state, and local levels are contemplating both the prohibition of PFAS-based AFFF and costly remediation efforts at airports to address groundwater contamination. The evolving legal and regulatory activity surrounding PFAS could lead to an inadequate supply of FAA-certified AFFF throughout the aviation system and/or increased operating costs at certain airports.

The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization ("ICAO") have implemented legislative and regulatory proposals and voluntary measures to address climate change by reducing greenhouse gas emissions. At the federal level, in July 2016, the Environmental Protection Agency (the "EPA") issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA adopted aircraft greenhouse gas emissions standards in December 2020. These standards apply to airframe and aircraft engine manufacturers, and align with the standards previously adopted by ICAO.

In addition to aircraft emissions standards, ICAO implemented a "global market-based measure" framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system applicable to aircraft operators designed to cap the growth of emissions related to international aviation emissions. ICAO's Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA") program is a global market-based measure intended to cap carbon emissions from international civil aviation at their 2019 levels, enabling carbon-neutral growth for the international aviation sector by requiring that international aviation emissions above 2019 levels are offset or reduced through the use of sustainable aviation fuels. The U.S. federal government has opted to participate in the voluntary phases of the CORSIA program from 2021-2026 (additional phases extend through 2035). As part of the CORSIA program, the Company is currently monitoring its international emissions for reporting purposes. Data collected from applicable international flight activity in 2019 will form the baseline and be used in the calculations to determine subsequent carbon offsetting requirements under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.

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

At the federal level, the FAA has committed to inform and involve the public, engage with communities, and give meaningful consideration to community concerns and views when developing new flight procedures, and there is a possibility that Congress may enact legislation in 2021 to address local noise concerns at one or more commercial airports in the United States. In addition, the 2018 Reauthorization Act requires the FAA to consider community noise concerns when proposing a new navigation departure procedure or amending an existing navigation procedure that would direct aircraft over noise sensitive areas. This requirement could delay or otherwise impede the implementation or use of more efficient flight paths.

The Company remains steadfast in its desire to pursue, implement, and enhance initiatives that will reduce fuel consumption, which reduces carbon emissions, and improve fuel efficiency. During 2020, the Company continued its efforts to improve the efficiency of its flight planning and flight operations. In addition, over the years, the Company has undertaken a number of other fuel conservation and emissions reduction initiatives such as the following:

•introduction of the MAX aircraft into the Company's fleet, which is more fuel-efficient and releases fewer CO₂ emissions than the Company's other aircraft;
•installation of blended winglets, which reduce drag and increase fuel efficiency, on all aircraft in the Company's fleet;
•upgrading of the Company's 737-800 fleet with designed, split scimitar winglets;
•periodic engine washes;
•use of electric ground power and pre-conditioned air for aircraft at the gate, when available;
•replacement of eligible internal combustion ground support equipment with electric equipment at select locations;
•deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;
•implementation of engine start procedures to support the Company's single engine taxi procedures;
•adjustment of the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;
•implementation of fuel planning initiatives to safely reduce loading of excess fuel;
•aircraft cabin interior retrofitting to reduce weight;
•reduction of aircraft engine idle speed while on the ground, which also increases engine life;
•galley refreshes with dry goods weight reduction;
•Company-optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);
•improvements in flight planning algorithms to better match the Company's aircraft flight management system and thereby enable the Company to fly at the most efficient altitudes;
•substitution of Pilot and Flight Attendant flight bags with lighter Electronic Flight Bag tablets; and
•implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft, allowing crews to time the descent to minimize thrust inputs).

The Company has also participated in Required Navigation Performance ("RNP") operations as part of the FAA's Performance Based Navigation program, a key component of the NextGen program, which is intended to modernize the U.S. air traffic control system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, Global Positioning System ("GPS") satellite navigation (instead of less precise ground-based navigation), and new flight procedures to (i) enable aircraft to carry navigation capabilities, rather than relying on airports; (ii) improve operational capabilities by opening up many new and more direct airport approach paths to produce safer and more efficient flight patterns; and (iii) conserve fuel and reduce emissions. Since its first use of RNP in 2011, Southwest has conducted approximately 321,000 RNP approaches, including over 84,500 in 2020. Southwest must rely on RNP approaches published by the FAA, and the rate of introduction and utilization of RNP approaches continues to be slower than expected, with fuel efficient and emissions reducing RNP approaches currently available at only 57 of the airports Southwest serves. In addition, even at airports with approved RNP approaches, the clearance required from air traffic controllers to perform RNP approaches is often not granted. Southwest continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.

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

Government efforts at the international, federal, state, or local levels to address worldwide climate change, manage greenhouse gas emissions, and reduce aircraft noise could affect aircraft operators, original equipment manufacturers, producers and sellers of aviation fuel, and other third parties on which the Company is dependent. Additional legislative or regulatory activity in this area could require modifications to the Company’s equipment, operations, and strategy, and have a material effect on the Company's capital expenditures, earnings, or competitive position.

Data Privacy and Security Regulation

Like all industries, the airline industry has experienced heightened legislative and regulatory focus on data privacy and data security in the United States and elsewhere. As a result, the Company has been monitoring a growing and fast-evolving set of legal requirements in this area that give consumers much broader access and control over their personal information.

The Company expects federal, state, and other governments to assess and implement cyber-security and data privacy protections, which could result in expanded compliance burdens, costs, and enforcement risks for the Company.

International Regulation

All international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. Foreign regulatory agencies located in jurisdictions served by the Company can impose requirements on various aspects of the Company’s business, including safety, marketing, ticket sales, staffing, and tax. In response to the COVID-19 pandemic, certain U.S and foreign regulatory authorities have imposed health requirements for international passengers. For example, on January 12, 2021, the Centers for Disease Control and Prevention issued an order effective January 26, 2021, requiring that all passengers (2 years of age or older) traveling by air to the United States from a foreign country (i) obtain a COVID-19 test no more than 3 days before their flight departs, and (ii) provide proof of a negative result (or documentation of having recovered from COVID-19) to the airline prior to boarding the flight. This order and other new or existing health requirements for international travel could adversely affect demand and the performance of the Company’s international flight offerings.

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

Certain international markets are governed by bilateral air transportation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company's existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company's international operations. There are also capacity limitations at certain international airports, which could impact future service levels. In general, bilateral agreements between the United States and foreign countries the Company currently serves, or may serve in the future, may be subject to renegotiation or reinterpretation from time to time. While the U.S. government has negotiated "open skies" agreements with many countries, which allow for unrestricted access between the United States and respective foreign destinations, agreements with other countries may restrict the Company's entry into those destinations and/or its related growth opportunities.

The CBP is the federal agency of the U.S. Department of Homeland Security charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration. To the extent the Company expands its international flight offerings, CBP and its requirements and resources will also become increasingly important considerations to the Company. For instance, with the exception of flights from a small number of foreign "preclearance" locations, arriving international flights may only land at CBP-designated airports, and CBP officers must be present and in sufficient numbers at those airports to effectively process and inspect arriving international passengers, baggage, and cargo. Thus, CBP personnel and CBP-mandated procedures can affect the Company's operations, costs, and Customer experience. The Company has made significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on the Company's revenues and costs, either in the short-term or the long-term.

Insurance

The Company carries insurance of types customary in the airline industry and in amounts the Company deems adequate to protect the Company and its property and to comply both with applicable regulations and certain of the Company's credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation. In addition, the Company carries a cyber-security insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures. The Company also manages insured risk through the use of reinsurance programs, pooling mechanisms, and a wholly-owned captive insurance subsidiary.

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

Competition

Competition within the airline industry is intense and highly unpredictable, and Southwest has competed with other airlines on virtually all of its scheduled routes. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, and United Airlines. The DOT defines major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 13 passenger airlines offering scheduled service, including Southwest, that meet this standard.

Key competitive factors within the airline industry have historically included (i) pricing and cost structure; (ii) routes, loyalty programs, and schedules; and (iii) customer service, operational reliability, and amenities. As discussed below, the COVID-19 pandemic has significantly altered the competitive landscape amongst the airlines, as the industry has been forced to prioritize liquidity and cost control, which in turn has driven actions such as more widespread discounted fares and flexible customer policies to stimulate traffic.

Airlines, including Southwest, also compete for customers with alternatives to travel, such as videoconferencing and business communication platforms. These alternatives have become particularly prevalent as a result of the COVID-19 pandemic.

Pricing and Cost Structure

Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2020, as a result of the COVID-19 pandemic, the Company experienced an increasingly competitive fare environment, as airlines offered significantly discounted fares to attempt to address unprecedented decreases in consumer demand.

Pricing can be driven by a variety of factors. In addition to the need to stimulate traffic, as has occurred during the COVID-19 pandemic, under normal circumstances, airlines may discount fares to drive traffic in new markets and/or grow market share in existing markets.

The Company believes its low-cost operating structure has historically provided it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. In addition, the Company believes its low-cost operating structure provided it with a significant financial competitive advantage relative to many of its competitors in responding to the financial impact of the COVID-19 pandemic. Further, as discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," all U.S. airlines have continued to experience significant unit cost pressure as a result of the effects of the COVID-19 pandemic. While it has become increasingly difficult for the Company to improve upon its industry cost position, the Company believes its Customer Service, flexible Customer and Rapid Rewards policies, and commitments such as the Southwest Promise continue to positively differentiate it from many of its competitors.

Routes, Loyalty Programs, and Schedules

The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. While the Company has a robust, point-to-point route network in the United States, some major airlines have more extensive route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as strategic alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries.

Customer Service, Operational Reliability, and Amenities

Southwest also competes with other airlines with respect to Customer Service, operational reliability (such as ontime performance), and passenger amenities. According to statistics published by the DOT, Southwest consistently ranks at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. However, in particular in response to the COVID-19 pandemic, carriers are increasingly focusing on customer-friendly policies as opportunities to win and retain Customers. In addition, some airlines have more seating options and associated passenger amenities than Southwest, including first class, business class, and other premium seating and related amenities. New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more attractive to certain consumers than those associated with the Company's existing fleet.

Other Forms of Competition

Technology advancements have provided alternatives to air travel, such as videoconferencing, business communication platforms, and the Internet, and these alternatives have significantly increased in scope during the COVID-19 pandemic. The Company is subject to the risk that the significantly increased use of these alternatives could result in permanent changes to consumer behavior and thereby negatively affect demand for air travel.

The airline industry is also subject to varying degrees of competition from other forms of transportation, including surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending and fewer choose to fly, or when gasoline prices are lower, making surface transportation a less expensive option. Because of the relatively high percentage of short-haul travel provided by Southwest, it is particularly exposed to competition from surface transportation in these instances.

Seasonality

The Company's business is ordinarily seasonal. Generally, in most markets the Company serves, demand for air travel is greater during the summer months, and, therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company's results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, global pandemics such as COVID-19, the price of fuel, general economic conditions, changes in consumer behavior, governmental action, extreme or severe weather and natural disasters, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company's quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Employees

Total Employees and Labor Union Activity

At December 31, 2020, the Company had approximately 56,500 active fulltime equivalent Employees, consisting of approximately 24,500 flight, 3,000 maintenance, 19,500 ground, Customer, and fleet service, and 9,500 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). Approximately 83 percent of these Employees were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the "status quo" for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in "self-help." "Self-help" includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2020:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	8,500	Southwest Airlines Pilots' Association ("SWAPA")	In negotiations
Southwest Flight Attendants	15,400	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	13,100	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	Amendable February 2021
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	6,400	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	In negotiations
Southwest Material Specialists (formerly known as Stock Clerks)	310	International Brotherhood of Teamsters, Local 19 ("IBT 19")	Amendable April 2024
Southwest Mechanics	2,500	Aircraft Mechanics Fraternal Association ("AMFA")	Amendable August 2024
Southwest Aircraft Appearance Technicians	160	AMFA	In negotiations
Southwest Facilities Maintenance Technicians	40	AMFA	Amendable November 2022
Southwest Dispatchers	390	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	In negotiations
Southwest Flight Simulator Technicians	40	International Brotherhood of Teamsters ("IBT")	Amendable May 2024
Southwest Flight Crew Training Instructors	110	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	Amendable January 2022
Southwest Meteorologists	10	TWU 550	In negotiations

Human Capital Resources

General

The Company’s approach to human capital is a critical strategy with priorities that include, among others: (i) attracting, developing, and retaining a diverse and talented workforce; (ii) providing opportunities for learning, development, career growth, and movement within the Company; (iii) evaluating compensation and benefits, and rewarding performance; (iv) investing in physical, emotional, and financial health of Employees; (v) obtaining Employee feedback; (vi) maintaining and enhancing Company culture; and (vii) communicating with the Board of Directors on a routine basis on key topics, including executive succession planning.

The Company has implemented many programs designed to achieve these priorities, including strong Employee training and benefits programs. The Company's vast Employee training and development opportunities address, among other things, leadership development, diversity and inclusion, communication skills, and human trafficking awareness. The Company rewards Employees with competitive compensation and benefits packages, including attractive medical plans, a 401(k) plan with a dollar-for-dollar match for Employees other than Pilots (subject to vesting requirements and certain compensation limits), a 401(k) plan with a non-elective contribution of 15% for Pilots, and a profit sharing plan.

The Company regularly conducts Employee surveys to assess job satisfaction of its Employees, and uses information from the surveys to improve the Company’s ability to attract, develop, and retain talented Employees who will help advance the Company. For many years, the bonus opportunity for the Company's senior leadership group, including its executive officers, has been tied to the Company's performance relative to multiple pre-established performance metrics, including, among others, the Company's voluntary turnover rate for Employees. In addition to bonus opportunities for the Company’s senior leadership group, the Company has implemented performance-based compensation programs for other non-contract employee leaders, including managers, supervisors, and team leads.

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion ("DEI") is also an integral part of the Company’s culture and processes that support recruitment, hiring, training, and advancement. In an effort to advance the Company's commitment to DEI, the Company recently established the following goals:

•Evolve hiring and development practices to support diversity goals, including posting all open Leadership positions (Supervisor to Vice President) and requiring diverse candidate slates for each role;
•Measure progress in increasing diversity in Senior Leadership;
•Double the percentage of racial diversity and increase gender diversity in the Company’s Senior Management Committee by 2025; and
•Engaging the Company’s breadth of community partners to leverage relationships in sourcing diverse talent.

Additionally, the Company’s Board of Directors has committed to increasing its diverse representation by 2025. The Company has a dedicated Diversity & Inclusion Department that provides regular updates to the Compensation Committee of the Company's Board of Directors. To continue the Company's commitment to inclusion, the Diversity & Inclusion Department has launched a multi-year training plan to increase the cultural competency of the Company's workforce.

Effects of COVID-19

On June 1, 2020, the Company announced Voluntary Separation Program 2020, a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service. In conjunction with Voluntary Separation Program 2020, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years. The Company continues to evaluate and evolve its Extended ETO program, including offering additional Extended ETO opportunities of one, two, or three month durations to certain Employees who are either not currently participating in Extended ETO, or who are currently on Extended ETO set to expire in coming months. The purpose of Voluntary Separation Program 2020 and Extended ETO is to maintain a suitable sized workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic.

Pursuant to the Payroll Support Program under the CARES Act and the Payroll Support Program Extension under the Consolidated Appropriations Act, 2021, the Company has received funds to protect Employees’ jobs by offsetting payroll expenses. In light of the Payroll Support Program and the Payroll Support Program Extension, the Company has not implemented and does not anticipate implementing pay cuts or furloughs through 2021. For further information about the Voluntary Separation Program 2020, Extended ETO, the Payroll Support Program, and the Payroll Support Program Extension, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the Consolidated Financial Statements.

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

COVID-19 Risks

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely affect, the Company’s results of operations, financial position, and liquidity.

In late 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings for both business and leisure travel, thereby materially and adversely affecting operating income and cash flows from operations. The Company has bolstered its liquidity through the financings discussed in Notes 7, 8, and 9 to the Consolidated Financial Statements. In addition, the Company has aggressively evaluated all capital spending, discretionary spending, and non-essential costs to identify opportunities for cost reductions or deferrals and significantly reduced annual 2020 cash outlays and spending, compared with original plans. The Company's cost reduction actions have included, among others, (i) cutting or deferring non-essential projects; (ii) reducing the Company's published flight schedule; (iii) placing a significant number of aircraft in storage; (iv) implementing voluntary separation and time-off programs for Employees; (v) substantially suspending all hiring; (vi) reducing the Chief Executive Officer's salary by 20 percent; (vii) reducing the other named executive officer salaries and Board of Director cash retainer fees by 20 percent through December 31, 2020; and (viii) where possible, modifying vendor and supplier payment terms.

The extent of the impact of the COVID-19 pandemic on the Company’s business and its financial and operational performance will depend on future developments, including (i) the duration, spread, severity, and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus; (ii) the effectiveness and availability of vaccines; (iii) the duration and scope of related federal, state, and local government orders and restrictions; (iv) the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and (v) the Company’s access to capital, all of which are highly uncertain and cannot be predicted. Continued reductions in the Company's flight schedule could have a significant negative effect on the Company's overall network and operations.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state, and local authorities have at various times instituted measures such as imposing testing and self-quarantine requirements, issuing directives forcing businesses to reduce operations or temporarily close, restricting international air travel, and issuing shelter-in-place and similar orders limiting the movement of individuals. Additionally, businesses have restricted non-essential travel for their employees. Such measures have depressed demand for air travel, disrupted the Company’s operations, and materially adversely affected the Company’s business. The resulting cancellations of flights has resulted in a significant amount of cash refunds and the issuance of travel credits to Customers. The total value of refunds, excluding taxes and related fees, issued to Customers during March 2020, second quarter 2020, third quarter 2020, and fourth quarter 2020, was $248 million, $322 million, $162 million, and $202 million, respectively. The cancellations and cash refunds have negatively affected the Company's revenues and liquidity, and the Company expects such negative effects to continue. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been adversely affected. The Company will continue to be materially adversely affected if government authorities extend existing orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, if businesses continue to restrict travel for their employees, or if fear of travel continues to depress future ticket sales.

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

The COVID-19 pandemic may also materially and adversely affect the Company’s supply chain. For example, the Company is dependent on Boeing as its sole supplier for many of its aircraft parts. See other Risk Factors and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further discussion of and risks related to the Company’s relationship with Boeing. The Company is also dependent on (i) sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services; (ii) third party vendors; and (iii) service providers. The COVID-19 pandemic could result in delays and other performance issues, ceased operations, or even bankruptcies among these suppliers, third party vendors, and service providers. If a supplier, third party vendor, or service provider were unable to timely provide adequate products or support for its products, or otherwise fulfill its commitments to the Company, the Company’s operations could be materially adversely affected.

The effects of the COVID-19 pandemic on the financial markets may materially and adversely affect the Company’s access to capital and cost of capital, including its ability to raise funds through equity or debt financings. The COVID-19 pandemic has resulted in significant disruption of global financial markets, which has negatively impacted the value of the Company’s common stock and its debt ratings and could negatively affect the Company’s liquidity. For example, as a result of the economic effects of the COVID-19 pandemic, in the first half of 2020, Moody’s, S&P Global, and Fitch downgraded the Company’s senior unsecured debt ratings and issuer ratings. If the Company’s credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to the Company’s rating levels, the airline industry, or the Company, the Company’s access to capital and the cost of any debt financing would be negatively affected. The Company continues to evaluate potential sources of additional liquidity in the short-term. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which could further restrict the Company’s business operations. The extent to which the COVID-19 outbreak affects the Company’s earnings and liquidity will depend, in part, on the Company’s ability to successfully access capital. There is no guarantee that debt or equity financings will be available in the future to fund the Company’s obligations, or that they will be available on terms consistent with the Company’s expectations.

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

Recent developments with respect to COVID-19 vaccines have the potential to affect the scope and duration of the pandemic. While a number of COVID-19 vaccines have received regulatory approval and are available in limited quantities in the United States and other parts of the world, a degree of uncertainty exists with respect to the distribution, utilization, and long-term efficacy of vaccinations among the general population. The impact of COVID-19 vaccines on the pandemic, demand for air travel, and the Company’s business remain unknown. Even once the pandemic and fears of travel subside, demand for air travel may remain weak for a significant period of time. In particular, consumer behavior related to traveling may be negatively impacted by adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, and loss of wealth resulting from the impact of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

The Company has entered into agreements with the U.S. Treasury with respect to funding support pursuant to the Payroll Support Program under the CARES Act and the Payroll Support Program Extension; pursuant to these agreements the Company has agreed to certain restrictions on how it operates its business and uses its cash, which could limit the ability of the Company to take actions that it otherwise might have determined were in the best interests of the Company and its Shareholders.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of grants and loans to air carriers, such as the Company, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the Treasury. In April 2020, the Company entered into an agreement with the Treasury with respect to funding support pursuant to the Payroll Support Program. In January 2021, the Company entered into an additional agreement with the Treasury with respect to the Payroll Support Program Extension. Pursuant to these agreements, the Company has agreed to certain restrictions on, and requirements with respect to, its business and operations, including the following:

•The Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock through March 31, 2022;
•The Company must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until October 1, 2022;
•The Company is prohibited from implementing involuntary terminations or furloughs of its Employees (except for death, disability, cause, or certain disciplinary reasons) through March 31, 2021;
•The Company may not reduce the salaries, wages, or benefits of its Employees (other than its Executive Officers, or as otherwise permitted under the terms of the Payroll Support Program) through March 31, 2021;

•Until March 1, 2022, the Company must comply with any requirement issued by the DOT that the Company maintain certain scheduled air transportation service as DOT deems necessary to ensure services to any point served by the Company before March 1, 2020; and
•The Company must maintain certain internal controls and records relating to the CARES Act funds, and is subject to additional reporting requirements.

These restrictions and requirements may necessitate that the Company take, or limit taking, actions it might otherwise believe to be in the best interests of the Company and its Shareholders. For example, the restrictions could require that the Company change certain of its business practices, risk the Company's ability to retain key personnel, and expose the Company to additional costs (including increased compliance costs).

Boeing 737-MAX Risks

The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Prolonged delays completing the FAA’s requirements to return the Boeing 737 MAX aircraft to Customer service, or further regulatory actions by the FAA with respect to the MAX aircraft, could materially and adversely affect the Company’s business plans, strategies, and results of operations.

The Boeing 737 MAX aircraft are crucial to the Company’s growth plans and fleet modernization initiatives. On November 18, 2020, the FAA rescinded its March 2019 Boeing 737 MAX grounding order, issued an airworthiness directive, and published training requirements enabling the Company to begin modifying certain operating procedures, implementing enhanced pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. See "Business - Boeing 737 MAX Grounding" above. In addition to training its active Pilots, the Company is continuing work on its 34 MAX aircraft delivered prior to the FAA’s rescission of the grounding order to prepare each aircraft for the return to Customer service, including removing the aircraft from storage, installing the new flight control software updates, and performing required maintenance checks. The Company will also conduct multiple readiness flights on each of its MAX aircraft before each such aircraft is operated in Customer service.

The MAX groundings have adversely affected the Company's operations and financial results. While the Company has scheduled the MAX return to service on March 11, 2021, any prolonged delays completing the FAA’s requirements to return the MAX aircraft to Customer service, or further regulatory actions by the FAA with respect to the Boeing 737 MAX aircraft, could require additional flight schedule adjustments, result in delays of aircraft deliveries, and materially and adversely affect the Company's business plans, strategies, and results of operations.

Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If the 737 MAX aircraft were to again become unavailable for the Company’s flight operations, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs; (ii) secure extensive regulatory approvals; and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.

Further, even following the rescission of the FAA order to ground the MAX aircraft, the Company continues to be reliant on Boeing to provide necessary resources and support to return the MAX to Customer service. In addition, following the MAX return to Customer service, the Company could face significant operational challenges in efficiently taking delivery of a large number of MAX aircraft from Boeing and reintroducing the MAX aircraft into the Company's network in a controlled and steady manner.

Financial Risks

The airline industry is particularly sensitive to changes in economic conditions; in the event of continued unfavorable economic conditions or economic uncertainty, the Company's results of operations could be further negatively affected, which could require the Company to further adjust its business strategies.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. As has become particularly evident as a result of the COVID-19 pandemic, businesses and other travelers are able to forego air travel by using communication alternatives such as videoconferencing, business communication platforms, and the Internet. In addition, to the extent businesses continue to permit air travel during the COVID-19 pandemic, they are more likely to require the purchase of less expensive tickets to reduce costs. This, in turn, can result in a decrease in average revenue per seat. Also, as has become particularly evident as a result of the COVID-19 pandemic, unfavorable economic conditions, when low fares are often used to stimulate traffic, hamper the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Any continuing or future U.S. or global economic uncertainty could further negatively affect the Company's results of operations and could cause the Company to further adjust its business strategies. Additionally, because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any continued reduction in airline passenger traffic could continue to adversely affect the Company's results of operations.

The Company's business can be significantly impacted by high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 14.4 percent of the Company's operating expenses for 2020. As discussed above under "Business - Cost Structure," although the airline industry experienced a relatively stable and moderate fuel environment in 2020, the cost of fuel can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political, environmental, and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limitations and/or disruptions in domestic refining or pipeline capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.

The Company's ability to effectively mitigate the impact of fuel price increases could be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and in some cases could in fact result in hedging losses, which could result in the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company's earnings.

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

The Company's fuel hedging arrangements and the various potential impacts of hedge accounting on the Company's financial position, cash flows, and results of operations are discussed in more detail under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and in Note 1 and Note 11 to the Consolidated Financial Statements.

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

The Company's low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, grow market share, and, prior to 2020, protect profits; however, as has been the case for the Company, the COVID-19 pandemic has forced the Company's competitors to implement significant cost reduction measures. Competitor cost reduction measures such as accelerated fleet retirements, capacity cuts, and headcount reductions, could have a negative impact on the Company's relative cost position.

Even before the pandemic, the Company's low-cost position had been challenged by the significant growth of "Ultra-Low Cost Carriers" ("ULCCs"), which in some cases have surpassed the Company's cost advantage with larger aircraft, increased seat density, and lower wages. ULCCs have further introduced "unbundled" service offerings which appeal to price-sensitive travelers through promotion to consumers of an extremely low relative base fare for a seat, while separately charging for related services and products. In response, most major U.S. airlines began to offer expanded cabin segmentation fare products, such as "basic economy" and "premium economy" products. A basic economy product provides for a lower base fare to compete with a ULCC base fare, but may include significant additional restrictions on amenities such as seat assignments (including restrictions on group and family seating), order of boarding, checked baggage and use of overhead bin space, flight changes and refunds, and eligibility for upgrades. A "premium economy" fare targets consumers willing to pay a premium for certain amenities that were previously included in the carriers' base fare (e.g., more favorable seating locations in the main cabin). Also in response to competitive ULCC pricing, some carriers removed fare floors for certain routes, leading to a lower fare offering across the industry.

The Company's low-cost structure can also be negatively impacted by costs over which the Company has limited control. These include costs such as fuel, labor, airport, and regulatory compliance costs.

Jet fuel and oil constituted approximately 14.4 percent of the Company's operating expenses during 2020, and the Company's ability to control the cost of fuel is subject to the external factors discussed in the fifth Risk Factor above.

Salaries, wages, and benefits constituted approximately 52.9 percent of the Company's operating expenses during 2020. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and this limited control has negatively impacted the Company's low-cost position, in particular in the context of the Company's cost reduction efforts during the COVID-19 pandemic. As discussed further under "Management’s

Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce, which makes up approximately 83 percent of its Employees, has had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Additionally, as indicated above under "Business - Employees," the majority of Southwest's unionized Employee work groups, including its Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; Customer Service Agents, Customer Representatives, and Source of Support Representatives; Aircraft Appearance Technicians; Dispatchers; and Meteorologists, are in unions currently in negotiations for labor agreements or have labor agreements that become amendable in 2021, which could result in additional pressure on the Company's low-cost structure.

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

The Company is reliant upon third party vendors and service providers, and the Company's low-cost advantage is dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties. Disruptions to capital markets, shortages of skilled personnel, geopolitical developments, and/or adverse economic conditions could subject certain of the Company's third party vendors and service providers to significant financial pressures, which could lead to delays and other performance issues, ceased operations, or even bankruptcies among these third party vendors and service providers. If a third party vendor or service provider is unable to fulfill its commitments to the Company, the Company may be unable to replace that third party vendor or service provider in a short period of time, or at competitive terms, which could have a material adverse effect on the Company's results of operations.
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

As discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant unit cost pressure in 2019 following the MAX groundings and in 2020 following the onset of the COVID-19 pandemic. Historically, except for changes in the price of fuel, changes in operating expenses for airlines have been largely driven by changes in capacity. However, the Company's operating expenses are largely fixed once flight schedules are published; and the Company experienced lower than expected capacity during 2019 due to the MAX groundings and, in particular, during 2020 due to the COVID-19 pandemic. Throughout the duration of the COVID-19 pandemic, the Company has made schedule adjustments and canceled flights based on consumer demand and booking trends. The continued impact of the COVID-19 pandemic is expected to require the Company to make additional schedule adjustments and drive additional unit cost pressure.

The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.

The Company is reliant on the success of its revenue strategies and other strategic plans and initiatives to grow and to help offset increasing costs. The execution of the Company's strategic plans has been significantly negatively affected by the impacts of the COVID-19 pandemic, and the Company cannot predict the duration or scope of continued impacts from the pandemic. Nevertheless, the Company has taken multiple actions to bolster its liquidity and better optimize its network in an effort to position itself to opportunistically recover and grow if and as the pandemic subsides. The timely and effective execution of the Company's strategies is dependent upon, among other factors, (i) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; (ii) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (iii) as discussed below, the Company’s ability to maintain satisfactory relations with its Employees or its Employees’ representatives; and (iv) the Company's dependence on third parties with respect to the execution of its strategic plans.

The airline industry is intensely competitive.

As discussed in more detail above under "Business - Competition," the airline industry is intensely competitive. The Company's primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet. The Company's revenues are sensitive to the actions of other carriers with respect to pricing, routes, loyalty programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, cost structure, aircraft fleet, strategic alliances, and code-sharing and similar activities.

Information Technology Risks

The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in implementation of the Company's information systems could materially adversely affect its operations.

The Company is increasingly dependent on the use of complex technology and systems to run its ongoing operations and support its strategic objectives. These technologies and systems include, among others, the Company's website and reservation system; flight dispatch and tracking systems; flight simulators; check-in kiosks; aircraft maintenance, planning, and record keeping systems; telecommunications systems; flight planning and scheduling systems; crew scheduling systems; human resources systems; and financial planning, management, and accounting systems. The performance, reliability, and security of the Company's technology infrastructure and supporting systems are critical to the Company's operations and initiatives.

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

The Company is also reliant upon the performance of its third party vendors for timely and effective implementation and support of many of its technology initiatives and for maintaining adequate information security measures within the services and/or software they deliver. If any of the Company's significant technologies or automated systems were to cease functioning, or if its third party vendor service providers were to fail to adequately and timely provide technical support, system maintenance, security, or software upgrades for any of the Company's existing systems, the Company could experience service interruptions, delays, and loss of critical data, which could harm its operations, and result in financial losses and reputational damage.

In the ordinary course of business, the Company's systems will continue to require modification and refinements to address growth and changing business requirements. In addition, the Company's systems may require modification to enable the Company to comply with changing regulatory requirements. Modifications and refinements to the

Company's systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. In particular, during 2020, in connection with the Company's efforts to reduce capital and operating expenditures in response to the COVID-19 pandemic, the Company deferred a significant number of technology projects. In addition, the Company's operations could be adversely affected, or the Company could face imposition of regulatory penalties, if it were unable to timely or effectively modify its systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.

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

In addition, in response to these types of threats, there has been heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere. As a result, the Company must monitor a growing and fast-evolving set of legal requirements in this area. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance requirements, costs, and enforcement risks.

The Company has a dedicated cyber-security team and program that focuses on current and emerging data security matters. The Company continues to assess and invest in the growing needs of the cyber-security team through the allocation of skilled personnel, ongoing training, and support of the adoption and implementation of technologies coupled with cyber-security risk management frameworks.

During the majority of 2020, and continuing into 2021, the Company has offered the ability to work remotely to most of the Company's office and clerical Employees, including the vast majority of its Employees at the Company's headquarters campus. Maintaining a remote work force significantly increases the risk of cyber incidents and events, such as computer viruses and security breaches, due to increased targeted attacks, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

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

Operational Risks

The Company's business is labor intensive; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives.

The airline business is labor intensive, and for the year ended December 31, 2020, Salaries, wages, and benefits expense represented approximately 52.9 percent of the Company's operating expenses. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the Consolidated Financial Statements, to address the financial impacts of the COVID pandemic, the Company instituted voluntary separation and extended time off programs to mitigate costs. In addition, during 2020, the Company notified its non-unionized Employees of impending mandatory pay cuts, which have been avoided due to the Company’s receipt of additional payroll support funds from Treasury under the Payroll Support Program Extension. The Company also sought equivalent wage and/or work rule concessions from its Employees represented for collective bargaining purposes by labor unions. As of December 31, 2020, approximately 83 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, and because the Company was unable to obtain requested concessions from most of its unionized work groups, it sent furlough notices to the Employees in these work groups. These notices were also rescinded as a result of the Company’s receipt of additional payroll support funds from Treasury under the Payroll Support Program Extension. Because of the percentage of its Employees represented for collective bargaining purposes by labor unions, prior to the COVID-19 pandemic, the Company was already particularly exposed in the event of labor-related job actions. The impact of the COVID-19 pandemic has heightened the Company’s exposure and demonstrated the risk that the Company’s results could be materially adversely affected in the event of conflicts with its Employees or its Employees’ representatives.

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

Terrorist attacks or other crimes and hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and also have necessitated increased safety and security measures and related costs for the Company and the airline industry generally. Safety and security measures can create delays and inconveniences, which in turn can reduce the Company's competitiveness against surface transportation for short-haul routes and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet. Additional terrorist attacks or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings, government travel warnings to certain destinations, travel restrictions, or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

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

In addition to the unpredictable economic conditions and fuel costs discussed above, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

•adverse weather and natural disasters;
•changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, without limitation, changes in travel patterns due to government shutdowns or sequestration);
•actual or potential disruptions in the air traffic control system (including, for example, as a result of inadequate FAA staffing levels due to government shutdowns or sequestration);
•actual or perceived delays at various airports resulting from government shutdowns (including, for example, longer wait-times at TSA checkpoints due to inadequate TSA staffing levels);
•changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;
•delays in deliveries of new aircraft (including, without limitation, due to FAA groundings of certain aircraft types or due to the closure of the FAA's aircraft registry during government shutdowns);
•outbreaks of disease such as the COVID-19 pandemic; and
•actual or threatened war, terrorist attacks, government travel warnings to certain destinations, travel restrictions, and political instability.

Legal, Regulatory, Compliance, and Reputational Risks

The Company is subject to extensive FAA regulation that may necessitate modifications to the Company’s operations, business plans, and strategies.

The FAA promulgates and enforces regulations affecting the airline industry, and exercises extensive regulatory oversight of the Company’s operations. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft and/or the responsive investment of operational and financial resources. The issuance of new FAA regulations, regulatory amendments, or orders or directives could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice. Government regulation affecting the Company is discussed in more detail in the below risk factor and above under “Business - Regulation.”

Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business.

Almost all commercial service airports are owned and/or operated by units of local or state governments. Airlines are largely dependent on these governmental entities to provide adequate airport facilities and capacity at an affordable cost. In order to operate efficiently, as well as to add service in current and new markets, the Company must be able to maintain and/or obtain space and facilities at desirable airports with adequate infrastructure. Airport space, facility, and infrastructure constraints may prevent the Company from maintaining existing service and/or implementing new service in a commercially viable manner.

Similarly, the federal government singularly controls all U.S. airspace, and airlines are dependent on the FAA controlling that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based, supported in large part by antiquated equipment and technologies, and heavily dependent on skilled personnel. As a result, the air traffic control system may not be able to effectively keep pace with future air traffic growth. The FAA's protracted transition to modernized air traffic control systems and newer technologies could adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, increased delays and cancellations, and increased fuel consumption and aircraft emissions. The continuation of these air traffic control constraints or the FAA's inability to meet staffing needs on a long-term basis may have a material adverse effect on the Company's operations.

As discussed above under "Business - Regulation," airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company's strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

•increases in airport rates and charges;
•limitations on airport gate capacity or use of other airport facilities;
•limitations on route authorities;
•actions and decisions that create difficulties in obtaining access at slot-controlled airports;
•actions and decisions that create difficulties in obtaining operating permits and approvals;
•changes to environmental regulations;
•new or increased taxes or fees, including with respect to potential increases to the federal corporate income tax rate;
•changes to laws that affect the services that can be offered by airlines in particular markets and at particular airports;
•restrictions on competitive practices;
•changes in laws that increase costs for safety, security, compliance, or other Customer Service standards;
•changes in laws that may limit the Company's ability to enter into fuel derivative contracts to hedge against increases in fuel prices;
•changes in laws that may limit or regulate the Company's ability to promote the Company’s business or fares;
•airspace closures or restrictions;
•grounding of commercial air traffic by the FAA; and
•the adoption of more restrictive locally-imposed noise regulations.

The Company is subject to various environmental requirements, including laws and regulations related to climate change and emissions. Compliance with new or existing environmental requirements could materially and adversely affect the Company's business plans, strategies, and results of operations.

The Company is subject to federal, state, local, and international laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges to water systems, safe drinking water, and the management of hazardous substances and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, as discussed in more detail under “Business – Regulation,” the federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require the Company to modify its supply chain practices, secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of its operations. Future policy, legal, and regulatory developments relating to the protection of the environment could increase the Company’s costs and have a material adverse effect on the Company’s plans and operations.

The Company's future results will suffer if it is unable to effectively manage its expanded international operations and/or Extended Operations ("ETOPS").

The Company's international flight offerings are subject to CBP-mandated procedures, which can affect the Company's operations, costs, and Customer experience. The Company has made significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.

International flying requires the Company to modify certain processes, as the airport environment is dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, passenger entry requirements (including health requirements imposed in response to the COVID-19 pandemic), local operating requirements, and cultural preferences. Certain international routes served by the Company are also subject to specific aircraft equipage requirements and unique consumer behavior. Route-specific equipage requirements and unique consumer behavior, together or individually, may (i) restrict the Company's flexibility when scheduling and routing aircraft and crews; (ii) require the Company to modify its policies or procedures; and (iii) impact the Company's operational performance, costs, and Customer Experience. In addition, international flying exposes the Company to certain foreign currency risks to the extent the Company chooses to, or is required to, transact in currencies other than the U.S. dollar. To the extent the Company seeks to serve additional international destinations in the future, or to renew its authority to serve certain routes, it may be required to obtain necessary authority from the DOT and/or approvals from the FAA, as well as any applicable foreign government entity.

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

In 2019, the Company began service to Hawaii after receiving approval from the FAA for ETOPS, a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company is subject to additional, ongoing, ETOPS-specific regulatory and procedural requirements, which present operational and compliance risks to the Company’s business, including costs associated therewith.

The Company is currently subject to pending litigation, and if judgment were to be rendered against the Company in the litigation, such judgment could adversely affect the Company's operating results.

As discussed below under "Legal Proceedings," the Company is subject to pending litigation.

Regardless of merit, these litigation matters and any potential future claims against the Company may be both time consuming and disruptive to the Company's operations and cause significant expense and diversion of management attention. Should the Company fail to prevail in these or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results and could cause reputational harm.

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

The Company’s Bylaws provide, to the fullest extent permitted by applicable law, that the United States District Court for the Northern District of Texas or, if such court lacks jurisdiction, the state district court of Dallas County, Texas, will be the exclusive forum for certain legal actions between the Company and its Shareholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s Shareholders to bring a claim in a judicial forum viewed by the Shareholders as more favorable for disputes with the Company or the Company’s directors, officers, or other Employees.

The Company’s Bylaws provide, to the fullest extent permitted by law, that, unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the Northern District of Texas or, if such court lacks jurisdiction, the state district court of Dallas County, Texas, will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other Employee of the Company to the Company or the Company’s Shareholders; (c) any action asserting a claim against the Company or any director, officer, or other Employee of the Company pursuant to any provision of the Company’s Restated Certificate of Formation or Bylaws (as either may be amended from time to time) or the Texas Business Organizations Code; and (d) any action asserting a claim against the Company or any director, officer, or other Employee of the Company governed by the internal affairs doctrine.

The forum selection provision may increase costs to bring a claim, discourage claims, or limit a Shareholder’s ability to bring a claim in a judicial forum that such Shareholder finds favorable for disputes with the Company or the Company’s directors, officers, or other Employees, which may discourage such lawsuits against the Company or the Company’s directors, officers, and other Employees. Alternatively, if a court were to find the forum selection provision contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company could incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934 or the Securities Act of 1933, or the respective rules and regulations promulgated thereunder.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 718 Boeing 737 aircraft as of December 31, 2020, of which 67 and 70 were under operating and finance leases, respectively. The following table details information on the 718 aircraft as of December 31, 2020:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased
737-700	143	16	470	370	100
737-800	175	5	207	190	17
737 MAX 8	175	2	41	21	20
Totals		12	718	581	137

(a)As discussed further in Note 7 to the Consolidated Financial Statements, 106 of the Company's aircraft were pledged as collateral as of December 31, 2020, for secured borrowings.

All MAX deliveries were suspended as of March 13, 2019, upon the FAA emergency order for all U.S. airlines to ground all MAX aircraft. The Company reached an agreement with Boeing in December 2020 to begin taking delivery of the delayed MAX aircraft, and received seven new leased 737 MAX 8 aircraft from third parties in December 2020. Including the seven leased MAX aircraft received in December 2020, the Company expects to receive 35 MAX 8 deliveries, including 16 leased aircraft, through the end of 2021.

The delivery schedule below reflects existing contractual commitments, although the timing of future deliveries is uncertain. The Company and Boeing are in discussions to change the Company's aircraft order book, and the Company expects to make further adjustments to the delivery schedule. The Company offers no assurances that current estimations and timelines will not be changed.

As of December 31, 2020, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 8 Options	Additional MAX 8s		Total
2021	7	100		—	16		123	(a)
2022	—	27		14	—		41
2023	12	22		23	—		57
2024	11	30		23	—		64
2025	—	40		36	—		76
2026	—	—		19	—		19
	30	219	(b)	115	16	(c)	380

(a) 2021 Contractual Detail

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders	Additional MAX 8s	Total
2019 Contractual Deliveries	7	20	13	40
2020 Contractual Deliveries	—	35	3	38
2021 Contractual Deliveries	—	45	—	45
2021 Contractual Total	7	100	16	123

The 2021 combined contractual total includes 40 contractual aircraft that the Company expected to be delivered in 2019, but were not received due to the MAX groundings, and 38 contractual aircraft expected in 2020. The Company reached an agreement with Boeing in December 2020 to begin taking delivery of the delayed MAX aircraft, and received seven of these new leased 737 MAX 8 aircraft from third parties in December 2020. Including the seven leased MAX aircraft received in December 2020, the Company expects to receive 35 MAX 8 deliveries, including 16 leased aircraft, through the end of 2021, instead of the 123 shown above. The Company continues to be in discussions with Boeing to restructure its delivery schedule for the MAX aircraft. The schedule reflects one contractual aircraft delivery that shifted from 2019 to 2021.
(b) The Company has flexibility to substitute 737 MAX 7 in lieu of 737 MAX 8 firm orders, upon written advance notification as stated in the contract.
(c) To be acquired in leases from various third parties.

Ground Facilities and Services

Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. In 2019, the Company announced its intent to build a new aircraft maintenance facility, scheduled to be completed in first quarter 2022, at Denver International Airport.

The Company has commitments associated with various airport improvement projects, including ongoing construction at Los Angeles International Airport. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities. Additional information regarding these projects is provided below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 to the Consolidated Financial Statements.

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company including (a) an energy-efficient, modern building, called TOPS, which houses certain operational and training functions, including the Company's 24-hour operations and (b) the Wings Complex, completed in 2018, consisting of a Leadership Education and Aircrew Development (LEAD) Center (housing 18 of the Company's 24 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage. Construction was recently completed on an expansion of the LEAD Center. Once the expansion of the LEAD Center is operational, the LEAD Center will have overall space for a total of 26 Boeing 737 flight simulators.

As of December 31, 2020, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. After notice was provided to the settlement class, the Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two sets of the objectors dismissed their appeals, and the appeal of the remaining objectors is pending. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. Discovery is ongoing, and class certification briefing is currently underway. The Company denies all allegations of wrongdoing, including those in the complaint that were not dismissed, and intends to vigorously oppose certification of any class. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

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

On June 22, 2020, a derivative action for breach of fiduciary duty was filed in the United States District Court for the Northern District of Texas naming the members of the Company's Board of Directors as defendants and the Company as a nominal defendant (the "Derivative Action"). The plaintiff alleges unspecified damage to Company’s reputation, goodwill, and standing in the community, as well as damage from exposure to civil and regulatory liability and defense costs. According to the lawsuit, these damages arise from the Company’s alleged failure to comply with safety and record maintenance regulations and false statements in public filings regarding the Company’s safety practices. The plaintiff alleges the Board, in the absence of good faith, exhibited reckless disregard for its duties of oversight. On October 7, 2020, the Court entered an order staying and administratively closing the Derivative Action. The plaintiff in the Derivative Action shall have the right to reopen the action following the resolution of the Company's motion to dismiss in the ongoing litigation brought under the federal securities laws or upon the occurrence of certain other conditions. The Board and Company deny all allegations of wrongdoing made in the Derivative Action.

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

Item 4.     Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 3, 2021.

Name	Position	Age
Gary C. Kelly	Chairman of the Board & Chief Executive Officer	65
Thomas M. Nealon	President	60
Michael G. Van de Ven	Chief Operating Officer	59
Robert E. Jordan	Executive Vice President Corporate Services	60
Alan Kasher	Executive Vice President Daily Operations	54
Tammy Romo	Executive Vice President & Chief Financial Officer	58
Mark R. Shaw	Executive Vice President & Chief Legal & Regulatory Officer	58
Andrew M. Watterson	Executive Vice President & Chief Commercial Officer	54
Gregory D. Wells	Retiring Executive Vice President Daily Operations	62

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

Alan Kasher has served as the Company’s Executive Vice President Daily Operations since February 2021. Mr. Kasher also served as Senior Vice President Air Operations from January 2020 to February 2021, Vice President

Flight Operations from November 2015 to January 2020, Managing Director Regulatory Programs & Compliance from February 2015 to November 2015, Director of Operations from February 2013 to February 2015, and Assistant Director of Operations from April 2012 to February 2013. Mr. Kasher joined the Company in September 2000 as a First Officer and was promoted to Captain in April 2007.

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

Gregory D. Wells has served as the Company's Executive Vice President Daily Operations since January 2017. Mr. Wells also served as Senior Vice President Operational Performance from October 2013 to January 2017, Senior Vice President Operations from September 2006 to October 2013, Senior Vice President Ground Operations from November 2005 to September 2006, Vice President Ground Operations from September 2004 to November 2005, Vice President Safety, Security, and Flight Dispatch from October 2001 to September 2004, Director Flight Dispatch from February 1999 to October 2001, Senior Director Ground Operations from August 1998 to February 1999, and Director Ground Operations from August 1996 to August 1998. Prior to August 1996, Mr. Wells had various other operational experience with the Company including as Station Manager in both San Jose and Phoenix. Mr. Wells has over 38 years of experience with the Company. Mr. Wells is retiring from his Executive Vice President position effective March 1, 2021.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." Although the Company has a history of declaring dividends on a quarterly basis, the Company has not paid a dividend since its 174th consecutive quarterly dividend which was declared and paid in first quarter 2020. Pursuant to the Payroll Support Program under the CARES Act, as supplemented by the Payroll Support Program Extension, the Company is prohibited from paying dividends with respect to its common stock through March 31, 2022. Following the expiration of CARES Act and Payroll Support Program Extension restrictions, the Company’s Board of Directors will have sole discretion regarding the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 4, 2021, there were approximately 11,858 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2020, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2015, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

225
200
175
150
125
100
75
Total Cumulative Return - Dollars
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Southwest Airlines Co.
S&P 500
NYSE ARCA Airline

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Southwest Airlines Co.	$100	$117	$155	$111	$131	$113
S&P 500	$100	$112	$136	$130	$171	$203
NYSE ARCA Airline	$100	$129	$136	$107	$132	$100

Issuer Repurchases

On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, including restrictions on the Company pursuant to the CARES Act and Payroll Support Program Extension through March 31, 2022, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has announced it has suspended further share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

Item 6.         Selected Financial Data

The following financial information, for the five years ended December 31, 2020, has been derived from the Company’s Consolidated Financial Statements. This information should be viewed in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. The Company provides the operating data below because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2020		2019		2018	2017	2016
Financial Data (in millions, except per share amounts):
Operating revenues	$9,048		$22,428		$21,965	$21,146	$20,289
Operating expenses	12,864		19,471		18,759	17,739	16,767
Operating income (loss)	(3,816)		2,957		3,206	3,407	3,522
Other expenses (income) net	440		—		42	142	72
Income (loss) before taxes	(4,256)		2,957		3,164	3,265	3,450
Provision (benefit) for income taxes	(1,182)		657		699	(92)	1,267
Net income (loss)	$(3,074)		$2,300		$2,465	$3,357	$2,183
Net income (loss) per share, basic	$(5.44)		$4.28		$4.30	$5.58	$3.48
Net income (loss) per share, diluted	$(5.44)		$4.27		$4.29	$5.57	$3.45
Cash dividends per common share	$0.180		$0.700		$0.605	$0.475	$0.375
Total assets at period-end	$34,588		$25,895		$26,243	$25,110	$23,286
Long-term obligations at period-end	$10,111		$1,846		$2,771	$3,320	$2,821
Stockholders’ equity at period-end	$8,876		$9,832		$9,853	$9,641	$7,784
Operating Data:
Revenue passengers carried (000s)	54,088		134,056		134,890	130,256	124,720
Enplaned passengers (000s)	67,785		162,681		163,606	157,677	151,740
Revenue passenger miles (RPMs) (in millions)(a)	54,221		131,345		133,322	129,041	124,798
Available seat miles (ASMs) (in millions)(b)	103,456		157,254		159,795	153,811	148,522
Load factor(c)	52.4%		83.5%		83.4%	83.9%	84.0%
Average length of passenger haul (miles)	1,002		980		988	991	1,001
Average aircraft stage length (miles)	743		748		757	754	760
Trips flown	897,540		1,367,727		1,375,030	1,347,893	1,311,149
Seats flown (000s)(d)	137,405		206,390		207,223	200,879	193,168
Seats per trip(e)	153.1		150.9		150.7	149.0	147.3
Average passenger fare	$141.72		$154.98		$151.64	$151.73	$152.89
Passenger revenue yield per RPM (cents)(f)	14.14		15.82		15.34	15.32	15.28
Operating revenues per ASM (cents)(g)(j)	8.75		14.26		13.75	13.75	13.66
Passenger revenue per ASM (cents)(h)	7.41		13.21		12.80	12.85	12.84
Operating expenses per ASM (cents)(i)	12.43		12.38		11.74	11.53	11.29
Operating expenses per ASM, excluding fuel (cents)	10.65		9.62		8.85	8.88	8.73
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.65		9.19		8.51	8.53	8.34
Fuel costs per gallon, including fuel tax	$1.45		$2.09		$2.20	$1.99	$1.90
Fuel costs per gallon, including fuel tax, economic	$1.49		$2.09		$2.20	$2.06	$2.00
Fuel consumed, in gallons (millions)	1,273		2,077		2,094	2,045	1,996
Active fulltime equivalent Employees	56,537	(j)	60,767		58,803	56,110	53,536
Aircraft at end of period	718	(k)(l)	747	(k)	750	706	723
(a)A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.
(b)An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of the space available to carry passengers in a given period.
(c)Revenue passenger miles divided by available seat miles.
(d)Seats flown is calculated using total number of seats available by aircraft type multiplied by the total trips flown by the same aircraft type during a particular period.
(e)Seats per trip is calculated by dividing seats flown by trips flown.
(f)Calculated as passenger revenue divided by revenue passenger miles. Also referred to as "yield," this is the average cost paid by a paying passenger to fly one mile, which is a measure of revenue production and fares.
(g)Calculated as operating revenues divided by available seat miles. Also referred to as "operating unit revenues" or "RASM," this is a measure of operating revenue production based on the total available seat miles flown during a particular period.

(h)Calculated as passenger revenue divided by available seat miles. Also referred to as "passenger unit revenues," this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(i)Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(j)Included 10,421 Employees participating in the Extended Emergency Time Off program as of December 31, 2020. See Note 2 to the Consolidated Financial Statements for further information.
(k)Included 32 and 34 Boeing MAX 737 aircraft in long-term storage as of December 31, 2020 and 2019, respectively. See Note 17 to the Consolidated Financial Statements for further information.
(l)Included 60 Boeing 737 Next Generation aircraft removed from active fleet and remained in long-term storage as of December 31, 2020.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW

In late February 2020, the Company began to see a negative impact from the COVID-19 pandemic, which quickly accelerated during the first quarter and continued throughout the remainder of the year. As a consequence, the Company experienced its first annual net loss in 48 years. The Company's prior trend of 47 consecutive years of profitability was a feat unmatched in the U.S. airline industry.

Both GAAP and non-GAAP results, shown in the following tables, were impacted by the pandemic. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2020	2019	Percent Change
Operating income (loss)	$(3,816)	$2,957	n.m.
Net income (loss)	$(3,074)	$2,300	n.m.
Net income (loss) per share, diluted	$(5.44)	$4.27	n.m.

Non-GAAP
Operating income (loss)	$(5,032)	$2,957	n.m.
Net income (loss)	$(3,512)	$2,300	n.m.
Net income (loss) per share, diluted	$(6.22)	$4.27	n.m.

The COVID-19 pandemic depressed the demand for air travel and negatively impacted both GAAP and non-GAAP results year-over-year. Operating revenues for the year ended December 31, 2020 decreased 59.7 percent as the Company experienced load factors and yields that were considerably lower than historical levels. The Company took action to reduce capacity and swiftly cut costs, which generated a reduction in operating expenses of 33.9 percent. However, due to the fixed nature of a large portion of the Company's cost structure, especially in the short-term, the reduction in operating expenses was not enough to overcome the dramatic decline in revenues.

For periods prior to second quarter 2020, the Company provided its calculation of non-GAAP return on invested capital (“ROIC”) as a measure of financial performance used by management to quantify the Company’s effectiveness in generating returns relative to the capital invested in the business. By second quarter 2020, the precipitous drop in passenger demand and bookings caused by COVID-19 resulted in a material and adverse effect on the Company’s operating income and cash flows from operations. As a result, management ceased focus on ROIC and instead has since focused on bolstering the Company’s liquidity through cost reductions, financings, sale-leaseback transactions, and securities offerings. Accordingly, the Company has chosen not to present ROIC in this Form 10-K and does not expect to present it again until and if the operating environment normalizes sufficiently to return the Company to operating income instead of operating loss.

See Notes 2 and 7 to the Consolidated Financial Statements for further information on the significant impacts to the Company’s operations, financial performance, and liquidity from the COVID-19 pandemic.

2021 Outlook

Thus far in 2021, the Company experienced stalled demand in January and bookings for February 2021, primarily driven by the high level of COVID-19 cases and hospitalizations, as well as a seasonally weaker time period for leisure travel demand following the holidays. However, trip cancellations have stabilized and January 2021 operating revenues are expected to improve slightly compared with the Company's previous estimations for January

2021 operating revenues provided mid-December 2020, primarily due to stronger leisure passenger demand in the January holiday return travel period and a slight improvement in load factor. The following table presents selected preliminary estimates of operating revenue, load factor, and capacity for January and February 2021:

	Estimated January 2021	Estimated February 2021
Operating revenues year-over-year	Down 65% to 70%	Down 65% to 75%
Previous estimation	Down 65% to 75%	(a)
As compared with 2019	Down 65% to 70%	Down 65% to 75%
Load factor	50% to 55%	50% to 55%
Previous estimation	45% to 55%	(a)
ASMs year-over-year	Down ~41%	Down ~46%
Previous estimation	Down 40% to 45%	Down 40% to 45%
As compared with 2019	Down ~43%	Down ~45%
(a) No previous estimation provided.

The Company estimates its March 2021 capacity to decrease approximately 16 percent, year-over-year, or 31 percent, compared with March 2019. The Company estimates its first quarter 2021 capacity to decrease approximately 35 percent year-over-year, primarily driven by the continued negative effects of the pandemic.

Excluding Fuel and oil expense and special items, first quarter 2021 operating expenses are expected to decrease in the range of 15 to 20 percent, year-over-year, primarily due to lower capacity, year-over-year, as well as an estimated $400 million of cost savings from voluntary separation and extended leave programs. See Note 2 to the Consolidated Financial Statements for further description of these programs. The year-over-year projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense in both years because the Company cannot reliably predict or estimate these items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

COVID-19 Pandemic

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
•Rapid Rewards® loyalty program members who have travel funds that were set to expire, or funds that were created between March 1, 2020 and September 7, 2020, had the option to convert those travel funds into Rapid Rewards points at the same rate as they were able to purchase a ticket with points, through December 15, 2020.
•All Rapid Rewards loyalty program members with an account opened by December 31, 2020 received a "boost" of 15,000 tier qualifying points and 10 flight credits toward A-List and A-List Preferred status, and 25,000 Companion Pass qualifying points and 25 flight credits toward Companion Pass status.
•All current A-List and A-List Preferred tier status members on April 1, 2020 earned status has been extended through December 31, 2021.
•Companion pass members earned status on April 1, 2020 has been extended through December 31, 2021.
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

As detailed in Note 2 to the Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has received significant financial assistance from the U.S. Department of Treasury (the "Treasury") pursuant to the Payroll Support Program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Amounts received under the Payroll Support Program were approximately $3.4 billion and were utilized to directly offset payroll expenses incurred by the Company, including specified benefits, between April 2020 and September 2020. During 2020, the Company issued a promissory note in favor of the Treasury in the aggregate amount of $976 million and issued warrants valued at a total of $40 million to purchase up to an aggregate of 2.7 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the warrants. Of the approximate $3.4 billion, $2.4 billion consists of a grant that does not require repayment. Approximately $2.3 billion of the direct payroll support of $2.4 billion was allocated on a pro-rata basis as a contra-expense line item in the Consolidated Statement of Comprehensive Income (Loss) between second and third quarters of 2020, with the remaining $40 million allocated to the value of warrants issued from the Company to the Treasury.

In accordance with restrictions contained in the CARES Act, and except as permitted or required under the Payroll Support Program, the Company did not (1) conduct involuntary terminations or furloughs or (2) reduce the salaries, wages, or benefits of any Employee, in each case between the date of the Payroll Support Program agreement and September 30, 2020.

In January 2021, the Company entered into definitive documentation with the Treasury for further payroll support under the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension"). Amounts received or to be received under the Payroll Support Program Extension are expected to total approximately $1.7 billion and will be utilized to directly offset payroll expenses incurred by the Company, including specified benefits, between January 2021 and March 2021. Of this total, approximately $1.2 billion consists of a grant that will not require repayment. The Company currently expects this direct payroll support of $1.2 billion will be classified as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during first quarter 2021. The Company has issued a promissory note in favor of the Treasury in an initial amount of approximately $229 million and expects the amount to total approximately $488 million once the remaining payroll support is received. See Note 2 for further information.

In accordance with restrictions contained in the Payroll Support Program Extension, and except as permitted or required under the Payroll Support Program Extension, the Company has agreed not to (1) conduct involuntary terminations or furloughs or (2) reduce the salaries, wages, or benefits of any Employee, in each case between the date of the Payroll Support Program Extension agreement and March 31, 2021.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 and the Extended Emergency Time Off ("Extended ETO") program which aligned staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs through 2020. Employees had until July 15, 2020, to determine whether to participate in one of these programs, and approximately 15,000 Employees elected to do so. The Company continues to evaluate and evolve its Extended ETO program in early 2021, including offering additional

Extended ETO opportunities of one, two, or three month durations to certain Employees who are either not currently participating in Extended ETO, or who are currently on Extended ETO set to expire in coming months. In accordance with applicable accounting guidance, the Company recorded a total charge of $1.4 billion in 2020 related to the special termination benefits for Employees who had accepted the Company's offer to participate in its Voluntary Separation Program 2020 and the special benefits for Employees who participated in its Extended ETO program; the accrual is being reduced as program benefits are paid. This program has allowed the Company to reduce its fixed cost structure in the near-term, while maintaining the ability to adjust to a recovery in travel demand. See Note 2 to the Consolidated Financial Statements for further information. As a result of these voluntary programs, the Company's salaries, wages, and benefits costs were lowered by approximately $565 million in 2020. The Company expects an incremental $600 million of annual 2021 cost savings from these two programs, for a total reduction in salaries, wages, and benefits of approximately $1.2 billion, compared with annual 2019. In addition, Employees could take Emergency Time Off (“ETO”) for a calendar month, or Time Off Without Pay ("TOWOP") or Leave Without Pay ("LWOP") in smaller time increments. Between March 2020 and December 2020, the ETO, TOWOP, and LWOP programs accounted for a savings of approximately $265 million.

Company Overview

As of December 31, 2020, the Company operated approximately 50 percent of the daily departures operated as of December 31, 2019, prior to the impacts of the pandemic. The Company is pursuing additional revenue opportunities that utilize idle aircraft and Employees to provide Southwest's legendary Customer Service to new, popular destinations. The Company is leveraging additional airports in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations from across its domestic-focused network. These additional service points on the Company's map are opportunities it can provide Customers now, all while better positioning the Company for a travel demand rebound. The Company launched service to six new destinations in 2020:

•Hilo International Airport - January 19, 2020
•Cozumel International Airport - March 7, 2020
•Miami International Airport and Palm Springs International Airport - November 15, 2020
•Montrose Regional Airport (Telluride and Crested Butte) and Yampa Valley Regional Airport (Steamboat Springs) - December 19, 2020

The Company has also announced other new destinations and expected service commencement dates including:
•Chicago O'Hare International Airport and Sarasota Bradenton International Airport - February 14, 2021
•Colorado Springs Municipal Airport and Savannah/Hilton Head International Airport - March 11, 2021
•Houston's George Bush Intercontinental Airport and Santa Barbara Airport - April 12, 2021
•Fresno Yosemite International Airport - April 25, 2021
•Jackson-Medgar Wiley Evers International Airport in Mississippi - June 6, 2021

As previously reported, the Company suspended international operations in first quarter 2020 and has resumed selected service as follows:
•Mexico and the Caribbean via Cancun, San Jose del Cabo/Los Cabos, and Montego Bay - July 1, 2020
•Puerto Vallarta, Mexico - October 8, 2020
•Punta Cana, Dominican Republic, and Aruba - November 4, 2020
•Havana, Cuba - December 6, 2020

The Company also resumed service to Nassau on July 1, 2020, but in response to new local restrictions imposed by the Bahamian government, the Company again suspended operations effective July 22, 2020. The Company is scheduled to resume service to Cozumel, Mexico in first quarter 2021. Service to the Company’s other international destinations is expected to resume pending the easing of government restrictions.

The Company achieved its goal of launching global distribution system ("GDS") access for corporate travelers in 2020, now at industry-standard participation with Amadeus' GDS platform and Travelport's multiple GDS platforms: Apollo, Worldspan, and Galileo. Also, in December 2020, the Company reached a full-participation GDS agreement with Sabre, planned to launch in the second half of 2021. The Company's enhancement of its GDS channel strategy complements its goal of distributing its everyday low fares to more corporate travelers through their preferred channel.

On November 18, 2020, the Federal Aviation Administration (the "FAA") issued official requirements to enable airlines to return the Boeing 737 MAX to service. The Company is currently working to meet the FAA's requirements by modifying certain operating procedures, implementing enhanced Pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. The Company has scheduled the MAX return to revenue service on March 11, 2021, after the Company is expected to have met all FAA requirements and all active Pilots are expected to have received updated, MAX-related training.

The Company continues its fleet modernization program and expects to retire a significant amount of its Boeing 737-700 fleet over the next 10-15 years. The Company evaluates whether to adhere to or alter its aircraft retirement plans in light of the COVID-19 pandemic and other factors, including whether to retain aircraft longer or accelerate retirements and replacements. The Company plans to use the Boeing 737 MAX 8 aircraft in its fleet modernization program and believes it will also have use for smaller aircraft such as the Boeing 737 MAX 7.

During December 2020, the Company took delivery of seven new leased Boeing 737 MAX 8 aircraft from third parties. The Company recently reached an agreement with The Boeing Company (the "Boeing Agreement") to take delivery of the delayed MAX aircraft and currently expects to receive 35 MAX 8 deliveries through the end of 2021 consisting of 19 purchased aircraft and 16 leased aircraft (including the seven leases received in December 2020). Based on current delivery and retirements plans, the Company currently expects its fleet in 2021 to decrease from its fleet of 747 aircraft as of December 31, 2019. The details of the Boeing Agreement, which included the settlement of 2020 estimated damages relating to the grounding of the Company’s 737 MAX 8 aircraft, are confidential. However, as a result of certain delivery credits provided in the Boeing Agreement, as well as progress payments made to date on undelivered aircraft, the Company currently estimates an immaterial amount of aircraft capital expenditures in 2021. See Note 17 to the Consolidated Financial Statements and “Liquidity and Capital Resources” for further information.

The Company and Boeing are in discussions to change the Company’s aircraft order book, and the Company expects to make further adjustments to the delivery schedule. The Company offers no assurances that current estimations and timelines will not be changed.

2020 Compared with 2019

Operating Revenues

Passenger revenues for 2020 decreased by $13.1 billion, or 63.1 percent, compared with 2019. On a unit basis, Passenger revenues decreased 43.9 percent, year-over-year. The decreases in Passenger revenues on both a dollar and unit basis were primarily due to the impact of the COVID-19 pandemic, which resulted in significant reductions in capacity and a sharp decline in passenger demand and bookings during 2020.

Freight revenues for 2020 decreased by $11 million, or 6.4 percent, compared with 2019, primarily due to fewer trips flown, coupled with worldwide supply chain disruptions which reduced cargo demand. This reduction was partially offset by an increase in freight only activities, as the Company transported supplies in response to the COVID-19 pandemic.

Other revenues for 2020 decreased by $258 million, or 17.4 percent, compared with 2019. The decrease was primarily due to a decrease in income from business partners, including Chase Bank USA, N.A. ("Chase") and the impact on spend on the Company's co-brand card, driven by the decline in consumer spending due to economic uncertainty and widespread restrictions related to the COVID-19 pandemic.

Operating Expenses

Operating expenses for 2020 decreased by $6.6 billion, or 33.9 percent, compared with 2019, while capacity decreased 34.2 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published, and the Company has experienced significant ASM reductions as a result of flight schedule adjustments related to the COVID-19 pandemic. Flight schedule adjustments are expected to drive unit cost pressure for the duration of the COVID-19 pandemic, excluding any impacts associated with grants received under the CARES Act, the Payroll Support Program Extension, or other legislation. See "COVID-19 Pandemic" above and Note 2 to the Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for 2020 and 2019, followed by explanations of these changes on a per ASM basis and dollar basis:

	Year ended December 31,				Per ASM		Percent
(in cents, except for percentages)	2020		2019		change		change
Salaries, wages, and benefits	6.58	¢	5.27	¢	1.31	¢	24.9%
Payroll support and voluntary Employee programs, net	(0.94)		—		(0.94)		n.m.
Fuel and oil	1.78		2.76		(0.98)		(35.5)
Maintenance materials and repairs	0.72		0.78		(0.06)		(7.7)
Landing fees and airport rentals	1.21		0.87		0.34		39.1
Depreciation and amortization	1.21		0.78		0.43		55.1
Other operating expenses, net	1.87		1.92		(0.05)		(2.6)
Total	12.43	¢	12.38	¢	0.05	¢	0.4%

Operating expenses per ASM for 2020 increased by 0.4 percent, compared with 2019. The year-over-year unit cost increase in 2020 was primarily driven by significant capacity reductions as a result of the COVID-19 pandemic. The increase was partially offset by decreases in market jet fuel prices, coupled with the funding received through the Payroll Support Program, net of an accrual made for Employees that elected to participate in Voluntary Separation Program 2020 or Extended ETO programs. See Note 2 to the Consolidated Financial Statements for further information. Operating expenses per ASM for 2020, excluding Fuel and oil expense, special items, and profitsharing (a non-GAAP financial measure), increased 28.1 percent year-over-year, primarily due to the significant reduction in capacity associated with the COVID-19 pandemic. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2020 decreased by $1.5 billion, or 17.9 percent, compared with 2019. On a per ASM basis, Salaries, wages, and benefits expense for 2020 increased 24.9 percent, compared with 2019. On a dollar basis, the decrease was primarily the result of no profitsharing expense accrual in 2020 due to the Company's net loss, compared with a profitsharing accrual of $667 million in 2019. On a per ASM basis, however, the dollar decrease was more than offset by the 34.2 percent decrease in capacity. Excluding profitsharing in both years, the dollar decrease was driven by lower salaries, wages, and benefits expense, as a result of Employees electing Voluntary Separation Program 2020, Extended ETO, and other time off programs offered by the Company.

On October 5, 2020, the Company announced planned pay reductions for non-contract Employees and its intention to approach union leaders for concessions, in further efforts to reduce operating expenses, as there was uncertainty surrounding an extension of the Payroll Support Program. The Company conducted negotiations with various unionized Employee groups. WARN notices were subsequently issued to various groups that were unable to reach agreements on concessions. These WARN notices and pay reduction intentions were retracted after the Payroll Support Program Extension was signed into law.

The following table sets forth the Company’s unionized Employee groups with amendable contracts that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Pilots	8,500	Southwest Airlines Pilots' Association ("SWAPA")	September 2020
Southwest Flight Attendants	15,400	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	November 2018
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	6,400	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	December 2018
Southwest Aircraft Appearance Technicians	160	Aircraft Mechanics Fraternal Association ("AMFA")	November 2020
Southwest Dispatchers	390	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	June 2019
Southwest Meteorologists	10	TWU 550	June 2019

During January 2021, the Company's Flight Crew Training Instructors, represented by Transportation Workers of America, ratified a tentative collective-bargaining agreement with the Company. The newly ratified contract becomes amendable in January 2022.

Payroll support and voluntary Employee programs, net for 2020 was a net decrease to expense of $967 million, compared with no amounts for 2019. On a per ASM basis, Payroll support and voluntary Employee programs, net for 2020 was a net reduction of 0.94 cents. The Company recognized a $2.3 billion allocation of Payroll Support Program proceeds as a reduction to 2020 expenses as part of the CARES Act. The Company also recognized a total of $1.4 billion in expense in 2020 associated with the Voluntary Separation Program 2020 and Extended ETO elections. Given the unusual nature of each of these items, the Company has chosen to net them within a single line item in the Consolidated Statement of Income (Loss). See Note 2 to the Consolidated Financial Statements for further information.

Fuel and oil expense for 2020 decreased by $2.5 billion, or 57.5 percent, compared with 2019. On a per ASM basis, Fuel and oil expense decreased 35.5 percent, compared with 2019, due to lower market jet fuel prices. On a dollar basis, the majority of the decrease was attributable to a significant decrease in fuel gallons consumed, and the remainder of the decrease was due to lower market jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon:

	Year ended December 31,
(per gallon)	2020	2019
Economic fuel costs per gallon	$1.49	$2.09
Fuel hedging premium expense per gallon	$0.08	$0.05
Fuel hedging cash settlement gains per gallon	$—	$(0.02)

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company continued to operate fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity reductions due to the COVID-19 pandemic, which, combined with lower Load factors, resulted in a year-over-year improvement of 7.4 percent in fuel efficiency in 2020. The Company currently estimates first quarter 2021 fuel efficiency to improve in the range of five to six percent, year-over-year, primarily driven by a continuation of lower utilization of its 737-700 aircraft and the Company's continued efforts to reduce its fuel consumption through fleet modernization with the anticipated benefits of the reintroduction of the MAX aircraft.

As of January 21, 2021, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum fuel hedged (gallons in millions) (a)(b)
2021	1,283
2022	1,220
2023	643
Beyond 2023	101
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The maximum gallons provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 11 to the Consolidated Financial Statements for further information.
(b) The Company holds derivative contracts at various Brent crude oil and West Texas Intermediate ("WTI") crude oil price levels to provide protection against energy market price fluctuations. These gallons that are covered by derivative contracts represent the maximum number of gallons hedged for each respective period, which may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes provided, as market prices and the Company's fuel consumption fluctuates.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 11 to the Consolidated Financial Statements for further information), as well as the amount of deferred losses in AOCI at December 31, 2020, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2020	Amount of losses deferred in AOCI at December 31, 2020 (net of tax)
2021	$13	$(54)
2022	71	(25)
2023	41	(13)
Beyond 2023	9	—
Total	$134	$(92)

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2021 and full year 2021 jet fuel prices at different crude oil assumptions as of January 21, 2021, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	First Quarter 2021 (c)	Full Year 2021 (d)
$40	$1.30 - $1.40	$1.25 - $1.35
$50	$1.45 - $1.55	$1.50 - $1.60
Current Market (a)	$1.60 - $1.70	$1.65 - $1.75
$60	$1.65 - $1.75	$1.75 - $1.85
$70	$1.85 - $1.95	$2.05 - $2.15
$80	$1.90 - $2.00	$2.15 - $2.25
Estimated fuel hedging premium expense per gallon (b)	$0.09	(f)
Estimated premium costs (b)	$25 million	$100 million

(a) Brent crude oil average market prices as of January 21, 2021, were approximately $56 and $55 per barrel for first quarter 2021 and full year 2021, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of January 21, 2021, first quarter 2021 economic fuel costs are estimated to be in the $1.60 to $1.70 per gallon range, including fuel hedging premium expense of approximately $25 million, or $.09 per gallon, and no cash settlements from fuel derivative contracts, on a per gallon basis. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 21, 2021, annual 2021 economic fuel costs are estimated to be in the $1.65 to $1.75 per gallon range, including fuel hedging premium expense of approximately $100 million and no cash settlements from fuel derivative contracts, on a per gallon basis. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current fuel derivative contracts contain a combination of instruments based in WTI and Brent crude oil; however, the economic fuel price per gallon sensitivities provided, assume the relationship between Brent crude oil and refined products based on market prices as of January 21, 2021. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(f) Due to continued uncertainty regarding available seat mile plans for 2021, the Company cannot reasonably provide an estimate for its full year 2021 full hedging premium expense per gallon.

Maintenance materials and repairs expense for 2020 decreased by $473 million, or 38.7 percent, compared with 2019. On a per ASM basis, Maintenance materials and repairs expense decreased 7.7 percent, compared with 2019, as the dollar decrease was largely offset by the 34.2 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 50 percent of the decrease was due to lower engine maintenance expense due to the reduction in flight hours, approximately 25 percent of the decrease was due to the timing of regular airframe maintenance checks, and the majority of the remainder of the decrease was due to reduced operations and placing a portion of the fleet in storage.

Landing fees and airport rentals expense for 2020 decreased by $123 million, or 9.0 percent, compared with 2019. On a per ASM basis, Landing fees and airport rentals expense increased 39.1 percent, compared with 2019, as the dollar decrease was more than offset by the 34.2 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the majority of the decrease was due to lower landing fees as a result of the reduced number of Trips flown in 2020 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for 2020 increased by $36 million, or 3.0 percent, compared with 2019. On a per ASM basis, Depreciation and amortization expense increased 55.1 percent, compared with 2019, primarily as a result of the 34.2 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, the increase was primarily associated with the deployment of new technology assets.

Other operating expenses, net for 2020 decreased by $1.1 billion, or 36.4 percent, compared with 2019. On a per ASM basis, Other operating expenses, net decreased 2.6 percent, compared with 2019. On both a dollar and per ASM basis, a significant portion of the decreases were due to $222 million gains from the sale-leaseback of ten 737-800 and ten 737 MAX 8 aircraft to third parties in two separate transactions in second quarter 2020, which reduced Other operating expenses for second quarter 2020. The gains were partially offset by $32 million in impairment charges associated with 20 of the Company's Boeing 737-700 aircraft that were retired in fourth quarter 2020. The gains from the sale-leaseback transactions and impairment charges were considered special items and thus excluded from the Company's non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. See Note 8 to the Company's Consolidated Financial Statements for further information. Excluding these special items, on a per ASM basis, Other operating expenses increased as the dollar decrease was more than offset by the 34.2 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, excluding the impact of the special items, approximately 40 percent of the decrease was due to lower credit card fees driven by a severe reduction in revenues associated with the COVID-19 pandemic, and the majority of the remainder of the decrease was from various savings as a result of supporting a reduced operation and efforts to reduce discretionary spend.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for 2020 increased by $231 million, or 195.8 percent, compared with 2019, primarily due to higher debt balances in 2020, and a $9 million write-off of remaining unamortized costs from the Company's 364-day term loan entered into in first quarter 2020 and repaid in full during second quarter 2020. For further information on the Company's debt transactions in 2020, see Note 7 to the Consolidated Financial Statements. Based on current debt outstanding and current market interest rates, the Company expects first quarter 2021 interest expense to be approximately $113 million.

Capitalized interest for 2020 decreased by $1 million, or 2.8 percent, compared with 2019, primarily due to Boeing's halt of production of the Company's undelivered MAX aircraft. The decrease was partially offset by capitalized interest on technology projects.

Interest income for 2020 decreased by $58 million, or 64.4 percent, compared with 2019, due to lower interest rates, partially offset by higher cash balances.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 11 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for 2020 and 2019:

	Year ended December 31,
(in millions)	2020	2019
Mark-to-market impact from fuel contracts settling in current and future periods	$40	$—
Premium cost of fuel contracts not designated as hedges	34	—
Mark-to-market impact from interest rate swap agreements	28	—
Post-retirement curtailment charge	53	—
Other	3	8
	$158	$8

Income Taxes

The Company's annual 2020 effective tax rate was 27.8 percent, higher than the federal statutory tax rate primarily due to the Company's annual net operating loss ("NOL") which, under the CARES Act, can be applied to prior tax years beginning with 2015, when the Company was subject to a higher federal statutory tax rate. The Company's estimated tax refund from its annual 2020 NOL carryback is approximately $470 million. The Company estimates its first quarter 2021 effective tax rate to be in the range of 21 to 22 percent, lower than the annual 2020 tax rate, as the NOL carryback provisions available under the CARES Act are not applicable to years beyond 2020.

2019 Compared with 2018

The Company's comparison of 2019 results to 2018 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2020	2019	Change
Fuel and oil expense, unhedged	$1,810	$4,299
Add: Premium cost of fuel contracts designated as hedges	64	95
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(25)	(47)
Fuel and oil expense, as reported	$1,849	$4,347
Add: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	25	—
Add: Premium cost of fuel contracts not designated as hedges	34	—
Fuel and oil expense, excluding special items (economic)	$1,908	$4,347	(56.1)%

Total operating expenses, as reported	$12,864	$19,471
Add: Payroll support and voluntary Employee programs, net	967	—
Add: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	25	—
Add: Premium cost of fuel contracts not designated as hedges	34	—
Add: Gain from aircraft sale-leaseback transactions	222	—
Deduct: Impairment of long-lived assets	(32)	—
Total operating expenses, excluding special items	$14,080	$19,471	(27.7)%

Operating income (loss), as reported	$(3,816)	$2,957
Deduct: Payroll support and voluntary Employee programs, net	(967)	—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(25)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(34)	—
Deduct: Gain from aircraft sale-leaseback transactions	(222)	—
Add: Impairment of long-lived assets	32	—
Operating income (loss), excluding special items	$(5,032)	$2,957	n.m.

Other (gains) losses, net, as reported	$158	$8
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(40)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(34)	—
Deduct: Mark-to-market impact from interest rate swap agreements	(28)	—
Deduct: Post-retirement curtailment charge	(53)	—
Other (gains) losses, net, excluding special items	$3	$8	(62.5)%

Income (loss) before income taxes, as reported	$(4,256)	$2,957
Deduct: Payroll support and voluntary Employee programs, net	(967)	—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(25)	—
Deduct: Gain from aircraft sale-leaseback transactions	(222)	—
Add: Impairment of long-lived assets	32	—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	40	—
Add: Mark-to-market impact from interest rate swap agreements	28	—
Add: Post-retirement curtailment charge	53	—
Income (loss) before income taxes, excluding special items	$(5,317)	$2,957	n.m.

Provision (benefit) for income taxes, as reported	$(1,182)		$657
Deduct: Net income (loss) tax impact of fuel and special items, excluding GAAP to Non-GAAP tax rate difference (b)	(376)		—
Deduct: GAAP to Non-GAAP tax rate difference (c)	(247)		—
Provision (benefit) for income taxes, net, excluding special items	$(1,805)		$657		n.m.

Net income (loss), as reported	$(3,074)		$2,300
Deduct: Payroll support and voluntary Employee programs, net	(967)		—
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(25)		—
Deduct: Gain from aircraft sale-leaseback transactions	(222)		—
Add: Impairment of long-lived assets	32		—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	40		—
Add: Mark-to-market impact from interest rate swap agreements	28		—
Add: Post-retirement curtailment charge	53		—
Add: Net income (loss) tax impact of special items, excluding GAAP to Non-GAAP tax rate difference (b)	376		—
Add: GAAP to Non-GAAP tax rate difference (c)	247		—
Net income (loss), excluding special items	$(3,512)		$2,300		n.m.

Net income (loss) per share, diluted, as reported	$(5.44)		$4.27
Deduct: Impact of special items	(1.83)		—
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.04)		—
Add: Net income (loss) tax impact of special items, excluding GAAP to Non-GAAP tax rate difference (b)	0.66		—
Add: GAAP to Non-GAAP tax rate difference (c)	0.43		—
Net income (loss) per share, diluted, excluding special items	$(6.22)		$4.27		n.m.

Operating expenses per ASM (cents)	12.43	¢	12.38	¢
Add: Impact of special items	1.18		—
Deduct: Fuel and oil expense divided by ASMs	(1.84)		(2.76)
Deduct: Profitsharing expense divided by ASMs	—		(0.43)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.77	¢	9.19	¢	28.1%
(a) See Note 11 to Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item. The Non-GAAP tax rate considers the appropriate tax treatment for special items and also reflects the anticipated benefit of carrying back full year 2020 net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year. The impact to Net income (loss) may not be equivalent to the special item multiplied by the effective tax rate, in all cases.
(c) Adjustment related to GAAP and Non-GAAP tax rate differences, primarily due to the Payroll Support Program being excluded as a special item.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income (loss), non-GAAP; Other (gains) losses, net, non-GAAP; Income (loss) before income taxes, non-GAAP; Provision (benefit) for income taxes, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in Note 11 to the Consolidated Financial Statements.

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
2.Accrued charges related to the special termination benefits upon Employees accepting Voluntary Separation Program 2020 or Extended ETO as of December 31, 2020;
3.Gains associated with the sale-leaseback of ten Boeing 737-800 aircraft and ten Boeing 737 MAX 8 aircraft to third parties;
4.A noncash impairment charge related to 20 Boeing 737-700 aircraft that were retired during 2020;

5.Unrealized losses related to twelve forward-starting interest rate swap agreements. During 2020, the interest rate swap agreements, which were related to twelve 737 MAX 8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated as hedges due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings; and
6.A post-retirement curtailment charge related to Employees who accepted Voluntary Separation Program 2020 and elected to participate in the Company's retiree medical benefits plan.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating income (loss), non-GAAP; Other (gains) losses, net, non-GAAP; Income (loss) before income taxes, non-GAAP; Provision (benefit) for income taxes, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

The Company has also utilized and provided average cash burn and average daily core cash burn, which are non-GAAP financial measures. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. For the three months ended December 31, 2020, average daily core cash burn was approximately $12 million, calculated as Loss before income taxes, non-GAAP, of $1.3 billion (as provided in the Non-GAAP reconciliation below), adjusted for Depreciation and amortization expense of $316 million; Capital expenditures of $90 million; and adjusted amortizing debt service payments of approximately $43 million; divided by the number of days in the period. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable cash and profit break-even results. The following table provides the components of Loss before income taxes, non-GAAP for the three months ended December 31, 2020:

Three months ended
(in millions)	December 31, 2020
Loss before income taxes, as reported	$(1,331)
Deduct: Payroll support and voluntary Employee programs, net	(34)
Deduct: Contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(9)
Add: Impairment of long-lived assets	32
Add: Post-retirement curtailment charge	53
Loss before income taxes, excluding special items	$(1,289)
(a) See Note 11 to Consolidated Financial Statements for further information.

Given that the Company’s cash burn calculation is derived from Loss before income taxes, non-GAAP, the Company excludes the following items in its calculation of average core cash burn: financing transactions; Payroll Support Program proceeds; Supplier proceeds; voluntary separation and extended emergency time off program payments; and other changes in working capital. Cash burn methodology varies by airline, and the Company’s fourth quarter 2020 average daily core cash burn of $12 million may differ materially by utilizing cash burn calculations that adjust for changes in working capital. Utilizing an alternative cash burn approach, which adjusts for changes in working capital, among other items, the Company’s fourth quarter 2020 daily cash burn was approximately $15 million.

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's pre-pandemic low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during 2020, as Customer cancellations spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 and Note 7 to the Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed and assistance obtained under the CARES Act. Much uncertainty remains about the time it will take for air travel demand to recover, and the Company continues to assess its immediate and near-term liquidity needs. The Company also continues to assess various sources and options including public and private financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

Net cash used in operating activities for 2020 was $1.1 billion, and net cash provided by operating activities for 2019 was $4.0 billion. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2020 were affected primarily by the COVID-19 pandemic, which resulted in a significant drop in travel demand, sales, and revenues, leading to the Company's Net loss (as adjusted for noncash items), the Company's funding of its $667 million 2019 profitsharing distribution to Employees in 2020, a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the decline in passenger ticket sales, and the suspension of collection of certain ticket taxes as dictated by the CARES Act. These were partially offset by $2.4 billion in Payroll Support Program grant proceeds received as part of the CARES Act, of which approximately $2.3 billion of this direct payroll support were used to offset eligible costs and thus included in operating activities, with the remaining $40 million allocated to the value of warrants issued and thus included in financing activities. These net decreases in operating activities were partially offset by a $1.6 billion increase in Air traffic liability. The increase in Air traffic liability was due to ticket sales in 2020 for future travel that have not been flown, as a result of the significant number of Customer trip cancellations associated with the COVID-19 pandemic, and growth in Rapid Rewards points earned due to multiple loyalty credit card promotions throughout 2020. The operating cash flows for 2019 were impacted primarily by the Company's results of operations, as adjusted for non-cash items as well as changes in the Air traffic liability and Accrued liabilities balances. Cash flows associated with entering into new fuel derivatives, which are classified as Other, net, operating cash flows, were net outflows of $129 million in 2020 and $131 million in 2019. See Note 11 to the Consolidated Financial Statements for further information. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operations to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the CARES Act and the Payroll Support Program Extension. See Note 2 to the Consolidated Financial Statements for further information.

Net cash used in investing activities for 2020 and 2019 was $16 million and $303 million, respectively. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. The Company also raised $815 million from the sale-leaseback of 20 aircraft (see Note 8 to the Consolidated Financial Statements for more details on the sale-leaseback transactions) and received $428 million of Supplier proceeds during 2020, which the Company considers an offset to its aircraft capital expenditures. See Note 17 to the Consolidated Financial Statements for further information on Supplier proceeds. During 2020, Capital expenditures were $515 million, compared with $1.0 billion in the same prior year period, the majority of which included ongoing technology projects, airport and other facility construction projects, and progress payments related to future aircraft deliveries from the manufacturer. Capital expenditures decreased, year-over-year, largely due to a decrease in technology project expenditures, progress payments, and several projects in process during 2019 but completed and placed into service during 2020. The Company more than offset its originally planned annual 2020 capital spending of approximately $1.4 billion to $1.5 billion, primarily due to no purchased aircraft deliveries from Boeing, combined with its receipt of proceeds from sale-leaseback transactions, Supplier proceeds, and the cancellation or deferral of the majority of its capital investment projects originally planned for 2020. See Notes 5 and 17 to the Condensed Consolidated Financial Statements for further information. As a result of certain delivery credits provided in the Boeing Agreement, as well as progress payments made to date on undelivered aircraft, the Company currently estimates an immaterial amount of aircraft capital expenditures in 2021. Therefore, the Company currently estimates its annual 2021 capital expenditures to be no more than $500 million, driven primarily by technology, facilities, and operational investments. The Company has reduced its combined 2020 and 2021 capital spending by approximately $5.5 billion, compared with planning projections prior to the pandemic. The Company continues its fleet modernization program and expects to retire a significant amount of its Boeing 737-700 fleet over the next 10-15 years. The Company evaluates whether to adhere to or alter its aircraft retirement plans in light of the COVID-19 pandemic and other factors, including whether to retain aircraft longer or accelerate retirements and replacements. The Company plans to use the Boeing 737 MAX 8 aircraft in its fleet modernization program and believes it will also have use for a smaller aircraft such as the Boeing 737 MAX 7. In light of the current environment, the Company expects to take delivery of 35 MAX 8 aircraft through December 31, 2021, including 16 leased aircraft, 7 of which were delivered in December 2020. The Company and Boeing are in discussions to change the Company’s aircraft order book and to formally revise the existing purchase agreement for years after 2021. As a result, the Company expects to make further adjustments to its aircraft purchase quantities, aircraft variants, delivery schedule and related capital expenditures, although no assurance can be given about the outcome of discussions. The Company cannot predict when the effects of the COVID-19 pandemic on air travel will end, but the Company expects that its capital expenditures will increase from current levels after U.S. air travel returns to normal.

Net cash provided by financing activities for 2020 was $9.7 billion, and net cash used in financing activities for 2019 was $3.0 billion. During 2020, the Company borrowed $13.6 billion, through various transactions, as explained in detail in Notes 2 and 7 to the Consolidated Financial Statements. An additional $2.3 billion was raised from a public offering of 80,500,000 shares of common stock. These financings were partially offset by the repayment in 2020 of all $3.7 billion borrowed under the Company's Amended and Restated 364-Day Credit Agreement, the full repayment of the $1.0 billion drawn under the Company's $1.0 billion revolving credit facility, and the full repayment of the $500 million 2.65% Notes due 2020. See Note 7 to Consolidated Financial Statements for further information on the Company's debt agreements. During 2019, the Company repurchased $2.0 billion of its outstanding common stock, repaid $615 million in debt and finance lease obligations, and paid $372 million in cash dividends to Shareholders.

A discussion of the Company's most significant drivers impacting cash flow for 2018 are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under Part II Item 7, Liquidity and Capital Resources.

Since March 2020, the Company reduced annual 2020 spending by approximately $8 billion, compared with original plans. Average daily core cash burn was approximately $12 million in fourth quarter 2020. The Company expects average core cash burn of approximately $17 million per day in the first quarter of 2021, as a result of continued softness in demand and a seasonally weaker travel period in January and February 2021, as well as rising fuel prices. Including certain changes in working capital, the Company expects average core cash burn in first quarter 2021 to be in the range of $10 million to $15 million per day, compared with approximately $15 million per day in fourth quarter 2020. While vaccine availability should mark the beginning of the end of the pandemic, current passenger booking trends do not indicate significant improvement through March 2021. In response to current trends, the Company's capacity plans remain conservative through, at least, March 2021, and the Company will continue to monitor bookings and adjust flight activity, accordingly. While the Company hopes to achieve cash burn break even in 2021, it is wholly dependent upon a substantial rebound in passenger traffic and revenue; and, it is difficult to predict the timing of such a rebound, especially with respect to business travel. In order to achieve cash burn break even, the Company continues to estimate operating revenues will need to recover to a range of 60 to 70 percent of 2019 levels, which is roughly double current levels. Average core cash burn projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial

Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures including the cash burn formula.

Cash burn methodology varies by airline, and the Company’s average daily core cash burn may differ materially by utilizing cash burn calculations that adjust for changes in working capital. The Company's average daily core cash burn was approximately $14 million in December 2020 and approximately $12 million in fourth quarter 2020. Utilizing an alternative cash burn approach, which adjusts for changes in working capital-including changes in Air traffic liability and cash payments for voluntary separation and Extended ETO programs, among other items — the Company's average daily core cash burn was approximately $18 million in December 2020 and approximately $15 million in fourth quarter 2020.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Amended and Restated Revolving Credit Agreement, as amended (the "Amended A&R Credit Agreement"). The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200.0 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Amended A&R Credit Agreement, of $1.5 billion at all times under the Amended A&R Credit Agreement; the Company was compliant with this requirement as of December 31, 2020. There were no amounts outstanding under the Amended A&R Credit Agreement as of December 31, 2020.

The Company entered into the following share repurchases during 2020, which were each recorded as a treasury share purchase for purposes of calculating earnings per share. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

Share repurchases (in millions)	Shares received	Cash paid
First Quarter 2020 Accelerated Share Repurchase Program	6.4	$366
Open Market Share Repurchases	1.9	85
Total	8.3	$451

On March 17, 2020, Moody's downgraded the Company's credit ratings to "Baa1" from "A3." On March 18, 2020, Standard & Poor's downgraded the Company's credit ratings to "BBB" from "BBB+." On April 10, 2020, Fitch downgraded the Company's credit ratings to "BBB+" from "A-." The downgrades of the Company's investment-grade ratings were based on the Company's increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic. See Note 2 to the Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

Although not the case at December 31, 2020 due to the Company's recent significant financing activities, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the Consolidated Financial Statements for further information. The Company has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $13.3 billion as of December 31, 2020, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the Consolidated Financial

Statements for further information on the impacts of the COVID-19 pandemic. The Company will continue to consider various financing options to maximize liquidity and supplement cash requirements, as necessary.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2020 and in previous years, which has enabled the Company to accelerate cash tax benefits of depreciation. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to accelerate the cash income tax benefits related to aircraft purchases. However, due to the Company's net taxable loss incurred in 2020, and a provision within the CARES Act that allows entities to carry back such 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid, the Company expects to receive a significant cash tax refund once it completes all the necessary requirements to make the appropriate filings with the Internal Revenue Service. See Note 15 to the Consolidated Financial Statements for further information. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, payment of debt, and lease arrangements. For aircraft commitments with Boeing, the Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of the aircraft and are reclassified as Flight equipment. See Part I, Item 2 for a complete table of the Company’s contractual firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft, Note 5 to the Consolidated Financial Statements for the financial commitments related to these firm deliveries, and Note 17 to the Consolidated Financial Statements for further information about the MAX groundings and expected return to service.

The leasing of aircraft (including the sale and leaseback of aircraft) provides flexibility to the Company as a source of financing. Although the Company is responsible for all maintenance, insurance, and expense associated with operating leased aircraft, and retains the risk of loss for these aircraft, it has generally not made guarantees to the lessors regarding the residual value (or market value) of the aircraft at the end of the lease terms. Assets and obligations under operating leases are included in the Company’s Consolidated Balance Sheet. See Note 3 and Note 8 to the Consolidated Financial Statements for further information. Disclosure of the expected contractual obligations associated with the Company’s leased aircraft is included below.

As of December 31, 2020, the Company had 184 leased aircraft, including 47 Boeing 717-200 aircraft ("B717s") subleased to Delta. Of these leased aircraft, 112 are under operating leases, including 45 B717s subleased to Delta. See Note 8 to the Consolidated Financial Statements for further information on this transaction.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral related to its fuel hedging positions. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $138 million at December 31, 2020.

The following table aggregates the Company’s material expected contractual obligations and commitments as of December 31, 2020:

	Obligations by period (in millions)
Contractual obligations	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long-term debt (a)	$136	$1,763	$3,987	$4,291	$10,177
Interest commitments - fixed (b)	340	625	469	298	1,732
Interest commitments - floating (c)	8	11	8	3	30
Facility and other operating lease commitments	91	122	83	557	853
Aircraft operating lease commitments (d)	280	350	266	599	1,495
Aircraft finance lease commitments (e)	102	192	164	156	614
Aircraft purchase commitments (f)	3,727	2,778	3,416	—	9,921
Other commitments	150	252	183	293	878
Total contractual obligations	$4,834	$6,093	$8,576	$6,197	$25,700

(a)Includes principal only. See Note 7 to the Consolidated Financial Statements for additional information.
(b)Related to fixed-rate debt (either at issuance or through swaps) only.
(c)Interest obligations associated with floating-rate debt is estimated utilizing forward interest rate curves as of December 31, 2020, and can be subject to significant fluctuation.
(d)Includes the impact of the B717 sublease transaction entered into in 2012. See Note 8 to the Consolidated Financial Statements for additional information.
(e)Includes principal and interest on finance leases. See Note 8 to the Consolidated Financial Statements for additional information.
(f)This reflects firm orders for purchased MAX aircraft from Boeing; assuming a shift of the 27 MAX aircraft and 35 MAX aircraft contractually scheduled for delivery in 2019 and 2020, respectively, into 2021, due to the MAX grounding from March 13, 2019 until late 2020 which consisted of $743 million from 2019 and $1.3 billion from 2020. See Note 5 to the Consolidated Financial Statements for further information. See Part I, Item 2 for a complete table of the Company’s contractual firm deliveries.

Airport Projects

The Company periodically enters into commitments associated with various airport improvement projects that could impact its future liquidity needs in differing ways. These projects, which are typical within the airline industry, include the construction of new facilities and the rebuilding or modernization of existing facilities and are discussed in more detail in Note 5 to the Consolidated Financial Statements.

    Dallas Love Field
For the rebuilding of the facilities at Dallas Love Field, the Company guaranteed principal, premium, and interest on $456 million in bonds issued by the Love Field Airport Modernization Corporation ("LFAMC") that were utilized to fund the majority of the project. The amount of bonds outstanding as of December 31, 2020, was $399 million. Repayment of the bonds is through the "Facilities Payments" described below. Reimbursement of the Company for its payment of Facilities Payments is made through recurring ground rents, fees, and other revenues collected at the airport.
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
    Los Angeles International Airport
In October 2017, the Company executed a lease agreement (the "T1.5 Lease") with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"). Under the T1.5 Lease, the Company oversaw and managed the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project includes ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $464 million for site improvements and non-proprietary improvements.
Funding for the Terminal 1.5 Project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that acts as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the Terminal 1.5 Project. As of December 31, 2020, the Company's outstanding guaranteed obligation under the credit facility for the Terminal 1.5 Project was $318 million.
The Company’s liquidity could be impacted by this project under certain circumstances; however, the Company does not expect this to occur based on its past experience with other projects. This project is not expected to have a significant impact on the Company’s capital resources or financial position. Construction on the Terminal 1.5 Project began during third quarter 2017 and was substantially completed as of December 31, 2020; however, the Terminal 1.5 Project will not be placed into service until second quarter 2021, at which time LAWA is expected to repay the outstanding loan and purchase the remaining completed assets for accounting purposes.

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

For air travel on Southwest, the amount of tickets that will expire unused are estimated and recognized in Passenger revenue once the scheduled flight date has passed. Estimating the amount of tickets that will expire unused involves some level of subjectivity and judgment. The majority of the Company's tickets sold are nonrefundable, which is the primary source of unused tickets. The Company has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. See Note 1 to the Consolidated Financial Statements for further information. According to the Company’s current "Contract of Carriage," all refundable tickets that are sold but not flown on the travel date can be reused for another flight up to a year from the date of sale, or some tickets can be refunded. This policy also applies to unused Customer funds that may be the result of an exchange downgrade, in which a Customer exchanges their ticket from a previously purchased flight for a lower priced ticket, with the price difference being effectively refunded through it being made available for use by the Customer towards travel up to twelve months from the date of original purchase. As a result of the COVID-19 pandemic, for all Customer travel funds created or scheduled to expire between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. Further, the Company announced in August 2020, that it would allow qualified travel funds to be converted to Rapid Rewards points through December 15, 2020. Despite the possibility that some of these travel funds may be redeemed beyond the following twelve-month period, the Company has continued to classify them as "current" in the accompanying Consolidated Balance Sheet as they remain a demand liability and the Company does not have sufficient data to enable it to accurately estimate the portion that will not be redeemed for travel in the subsequent twelve months. Fully refundable tickets rarely expire unused. Estimates of tickets that will expire unused are based on historical experience over many years. The Company has consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel. Holding other factors constant, a 10 percent change in the Company’s estimate of the amount of tickets that will expire unused would have resulted in a $26 million, or less than one percent, change in Passenger revenues recognized for the year ended December 31, 2020.

Events and circumstances outside of historical fare sale activity or historical Customer travel patterns can result in actual spoiled tickets differing significantly from estimates. The Company evaluates its estimates within a narrow range of acceptable amounts. If actual spoilage results in an amount outside of this range, estimates and assumptions are reviewed and adjustments to Air traffic liability and to Passenger revenue are recorded, as necessary. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused funds policies, seat availability, and economic factors. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual spoiled tickets may vary from estimated amounts. Given the unprecedented amount of 2020 Customer flight cancellations and the amount of travel funds available to Customers for use through September 2022, the Company expects additional variability in the amount of spoilage revenue recorded in future periods, especially as a percentage of revenues, as the estimates of the portion of sold tickets that will expire unused may differ from historical experience and the Company's overall revenues remain well below pre-COVID-19 pandemic levels.

Impairment Accounting

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1st, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions also used in the quantitative assessment listed below. These factors are analyzed to determine if events and circumstances could reasonably have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset or reporting unit goodwill is impaired, the quantitative approach is used to assess the asset or reporting unit fair value and the amount of the impairment. Under a quantitative approach, the fair value of the Company's indefinite-lived intangible assets or reporting unit is calculated based on key market participant assumptions. If the indefinite-lived intangible assets' carrying value exceeds the fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value calculated using the quantitative approach, an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit.

When performing a quantitative impairment assessment of goodwill and indefinite-lived intangible assets, fair value is estimated based on (i) recent market transactions, where available, (ii) projected discounted cash flows (an income approach), or (iii) a combination of limited market transactions and the lease savings method (which reflects potential annual after-tax lease savings arising from owning the certain indefinite-lived intangibles rather than leasing them from another airline at market rates).

Key Assumptions. Key assumptions and/or estimates made in the Company's quantitative impairment tests included the following: (i) a projection of revenues, expenses, and cash flows; (ii) terminal period revenue growth and cash flows; (iii) an estimated weighted average cost of capital; (iv) an assumed discount rate, depending on the asset, (v) a tax rate, and (vi) market purchase prices and/or lease rates for comparable assets. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. Due to the drastic reduction in air travel as a result of the pandemic in 2020, the Company determined that it would perform a quantitative assessment of its Goodwill and indefinite-lived intangible assets. Based on the result of the annual impairment tests performed as of October 1, 2020, no impairment was determined to exist for Goodwill or indefinite-lived intangible assets, as the fair values of the reporting unit and indefinite-lived intangible assets exceeded their respective carrying values.

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

Long lived assets. Long-lived assets, which primarily consist of Flight equipment and related assets, are evaluated for impairment when events and circumstances indicate the assets may be impaired. Indicators include, but are not limited to: (i) a decision to permanently remove long-lived assets from operations, (ii) significant changes in the estimated useful life, (iii) significant changes in projected cash flows, (iv) significant decreases in market value and (v) changes in technology. For long-lived assets held for sale, when the carrying amount of these assets is greater than the fair value, less the cost to sell, depreciation is discontinued and an impairment loss is recorded.

In evaluating the potential for impairment associated with aircraft used in operations, assets are grouped at the entire Boeing 737 fleet level, as the Company has determined this is the lowest level for which there are identifiable cash flows. Future cash flows are estimated based on projections of capacity, passenger yield, fuel, labor costs, and other relevant factors. If an impairment were to exist, the impairment loss recognized is the amount by which the fleet's carrying amount exceeds its estimated fair value. Aircraft fair values are estimated using published sources, appraisals, and bids received from third parties, as available. In 2020, the Company recorded an impairment charge of $32 million, associated with 20 of the Company's Boeing 737-700 aircraft that were retired early in fourth quarter 2020.

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2020, these consisted of its fuel derivative option contracts, which were an asset of $134 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 11 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 12 to the Consolidated Financial Statements for more information about fair value measurements.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2020, the Company was a party to over 250 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2020, market "spot" prices for Brent crude oil peaked at a high average daily price of approximately $69 per barrel and hit a low average daily price of approximately $19 per barrel. During 2019, market spot prices ranged from a high average daily price of approximately $75 per barrel to a low average daily price of approximately $55 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, the extent of the COVID-19 pandemic, and general economic conditions, among other items. The financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of

December 31, 2020, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $15 million.

Fair values for financial derivative instruments are estimated prior to the time that the financial derivative instruments settle. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. Although the Company continues to use a prospective assessment to determine that commodities continue to qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program. Further, should the anticipated fuel purchases covered by the Company's fuel hedges no longer be probable of occurring, the Company would discontinue hedge accounting. The loss of hedge accounting would create further volatility in the Company’s GAAP financial results.

As discussed in Note 11 to the Consolidated Financial Statements, any changes in fair value of cash flow derivatives designated as hedges are offset within AOCI until the period in which the expected future cash flow impacts earnings. Any changes in the fair value of fuel derivatives that do not qualify for hedge accounting are reflected in earnings within Other (gains) losses, net, in the period of the change. Because the Company has extensive historical experience in valuing the derivative instruments it holds, and such experience is continually evaluated against its counterparties each period when such instruments expire and are settled for cash, the Company believes it is unlikely that an independent third party would value the Company’s derivative contracts at a significantly different amount than what is reflected in the Company’s financial statements. In addition, the Company also has bilateral credit provisions in some of its counterparty agreements, which provide for parties (or the Company) to provide cash collateral when the fair value of fuel derivatives with a single party exceeds certain threshold levels. Since this cash collateral is based on the estimated fair value of the Company’s outstanding fuel derivative contracts, this provides further validation to the Company’s estimate of fair values.

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

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. At December 31,

2020, the loyalty liabilities were approximately $4.4 billion, including $1.1 billion classified within Air traffic liability and $3.3 billion classified as Air traffic liability – noncurrent.

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include an allocation of passenger revenue between the flight and loyalty points earned by passengers, and the fair value of Rapid Rewards points, which are generally based on their redemption value to the Customer. See Note 6 to the Consolidated Financial Statements for further information on determining the estimated fair value of each loyalty point.

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

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2020, resulting in an allocation of proceeds to air transportation would not have had a material impact on the Company's Operating revenues for the year ended December 31, 2020.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the spoilage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of spoilage expected for all loyalty points. The Company updates this model at least annually, and applies the new spoilage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the spoilage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2020, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated spoilage rate would have resulted in a change to Passenger revenue of approximately $61 million (an increase in spoilage would have resulted in an increase in revenue and a decrease in spoilage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2020, the Company operated a total of 137 aircraft under operating and finance leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 47 aircraft under operating and finance lease that have been subleased to another carrier. Further information about these leases is disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 11 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 284 million gallons of jet fuel in first quarter 2021. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $3 million for the three months ended March 31, 2021, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2020, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods. See Note 11 to the Consolidated Financial Statements for further information. The Company may increase or decrease the volume of fuel hedged based on its expectation of future market prices and its forecasted fuel consumption levels, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2020, was an asset of $134 million. In addition, $34 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2020. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2020, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $84 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2020, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2020, the Company had nine counterparties in which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2020, the Company had

agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 11 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2020, at which such postings are triggered.

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

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2020, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

    Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a "BBB+" rating with Fitch, a "BBB" rating with Standard & Poor’s, and a "Baa1" credit rating with Moody’s as of December 31, 2020, all of which are considered "investment grade." See Note 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

The following table presents the Company's fixed-rate senior unsecured notes outstanding as of December 31, 2020:

(in millions)	December 31, 2020
2.75% Notes due 2022	$300
4.75% Notes due 2023	1,250
5.25% Notes due 2025	1,550
3.00% Notes due 2026	300
3.45% Notes due 2027	300
5.125% Notes due 2027	2,000
7.375% Debentures due 2027	100
2.625% Notes due 2030	500

The $100 million 7.375% senior unsecured notes due 2027 had at one point been converted to a floating rate, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to it. The effect of this termination was that the interest associated with this debt prospectively reverted back to its original fixed rate. As a result of the gain realized on this transaction, which is being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates. The Company had no secured fixed rate debt as of December 31, 2020.

The carrying value of the Company’s floating rate debt totaled $449 million, and this debt had a weighted-average maturity of 3.47 years at floating rates averaging 1.65 percent for the year ended December 31, 2020. The Company's floating rate debt represented 4.3 percent of the Company's total outstanding debt as of December 31, 2020. In addition, the Company's total debt (both floating and fixed rate debt) divided by total assets was 29.9 percent as of December 31, 2020.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $11.1 billion, and short-term investments, which totaled $2.3 billion at December 31, 2020. See Notes 1 and 12 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2020, would have resulted in an approximate $59 million change on the fair value of the Company’s fixed-rate debt instruments. See Note 12 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s floating-rate debt, invested cash (excluding cash collateral deposits held, if applicable), floating-rate aircraft leases, and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2020 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable), short-term investments, and floating-rate debt outstanding at December 31, 2020, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its Amended A&R Credit Agreement, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its Amended A&R Credit Agreement, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s Amended A&R Credit Agreement contains a financial covenant to maintain total liquidity, as defined therein, of $1.5 billion at all times. As of December 31, 2020, the Company was in compliance with this covenant and there were no amounts outstanding under the Amended A&R Credit Agreement. However, if conditions change and the Company fails to meet the minimum standards set forth in the Amended A&R Credit Agreement, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 11 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2020.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of December 31, 2020, no holdbacks were in place.

As of December 31, 2020, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,063	$2,548
Short-term investments	2,271	1,524
Accounts and other receivables	1,130	1,086
Inventories of parts and supplies, at cost	414	529
Prepaid expenses and other current assets	295	287
Total current assets	15,173	5,974

Property and equipment, at cost:
Flight equipment	20,877	21,629
Ground property and equipment	6,083	5,672
Deposits on flight equipment purchase contracts	305	248
Assets constructed for others	309	164
	27,574	27,713
Less allowance for depreciation and amortization	11,743	10,688
	15,831	17,025
Goodwill	970	970
Operating lease right-of-use assets	1,892	1,349
Other assets	722	577
	$34,588	$25,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$931	$1,574
Accrued liabilities	2,259	1,749
Current operating lease liabilities	306	353
Air traffic liability	3,790	4,457
Current maturities of long-term debt	220	819
Total current liabilities	7,506	8,952

Long-term debt less current maturities	10,111	1,846
Air traffic liability - noncurrent	3,343	1,053
Deferred income taxes	1,634	2,364
Construction obligation	309	164
Noncurrent operating lease liabilities	1,562	978
Other noncurrent liabilities	1,247	706
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 888,111,634 and 807,611,634 shares issued in 2020 and 2019 respectively	888	808
Capital in excess of par value	4,191	1,581
Retained earnings	14,777	17,945
Accumulated other comprehensive loss	(105)	(61)
Treasury stock, at cost: 297,637,297 and 288,547,318 shares in 2020 and 2019 respectively	(10,875)	(10,441)
Total stockholders' equity	8,876	9,832
	$34,588	$25,895

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income (Loss)
(in millions, except per share amounts)

	Year ended December 31,
	2020	2019	2018
OPERATING REVENUES:
Passenger	$7,665	$20,776	$20,455
Freight	161	172	175
Other	1,222	1,480	1,335
Total operating revenues	9,048	22,428	21,965

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	6,811	8,293	7,649
Payroll support and voluntary Employee programs, net	(967)	—	—
Fuel and oil	1,849	4,347	4,616
Maintenance materials and repairs	750	1,223	1,107
Landing fees and airport rentals	1,240	1,363	1,334
Depreciation and amortization	1,255	1,219	1,201
Other operating expenses	1,926	3,026	2,852
Total operating expenses, net	12,864	19,471	18,759

OPERATING INCOME (LOSS)	(3,816)	2,957	3,206

OTHER EXPENSES (INCOME):
Interest expense	349	118	131
Capitalized interest	(35)	(36)	(38)
Interest income	(32)	(90)	(69)
Other (gains) losses, net	158	8	18
Total other expenses (income)	440	—	42

INCOME (LOSS) BEFORE INCOME TAXES	(4,256)	2,957	3,164
PROVISION (BENEFIT) FOR INCOME TAXES	(1,182)	657	699
NET INCOME (LOSS)	$(3,074)	$2,300	$2,465
NET INCOME (LOSS) PER SHARE, BASIC	$(5.44)	$4.28	$4.30
NET INCOME (LOSS) PER SHARE, DILUTED	$(5.44)	$4.27	$4.29

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(3,074)	$2,300	$2,465
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $2, ($16), and ($7)	4	(53)	(26)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($8), ($8), and $1	(25)	(25)	6
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of ($15), ($9), and $15	(48)	(29)	52
Other, net of deferred taxes of $7, $8, and ($2)	25	26	(6)
OTHER COMPREHENSIVE INCOME (LOSS)	$(44)	$(81)	$26
COMPREHENSIVE INCOME (LOSS)	$(3,118)	$2,219	$2,491

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2020, 2019, and 2018
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2017 (as reported)	$808	$1,451	$13,832	$12	$(6,462)	$9,641
Cumulative effect of adopting Accounting Standards Update No. 2017-12, Targeted Improvements to Accounting for Hedging Activities	—	—	18	(18)	—	—
Balance after adjustment for the new accounting standard	$808	$1,451	$13,850	$(6)	$(6,462)	$9,641
Repurchase of common stock	—	—	—	—	(2,000)	(2,000)
Issuance of common and treasury stock pursuant to Employee stock plans	—	13	—	—	10	23
Share-based compensation	—	46	—	—	—	46
Cash dividends, $0.605 per share	—	—	(348)	—	—	(348)
Comprehensive income	—	—	2,465	26	—	2,491
Balance at December 31, 2018 (as reported)	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842 (See Note 3 to the Consolidated Financial Statements for additional information)	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(2,000)	(2,000)
Issuance of common and treasury stock pursuant to Employee stock plans	—	16	—	—	11	27
Share-based compensation	—	55	—	—	—	55
Cash dividends, $0.700 per share	—	—	(377)	—	—	(377)
Comprehensive income	—	—	2,300	(81)	—	2,219
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	17	—	—	17	34
Share-based compensation	—	17	—	—	—	17
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Stock warrants	—	40	—	—	—	40
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive loss	—	—	(3,074)	(44)	—	(3,118)
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,074)	$2,300	$2,465
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,255	1,219	1,201
Impairment of long-lived assets	32	—	—
Unrealized/realized (gain) loss on fuel derivative instruments	15	—	(14)
Deferred income taxes	(716)	(55)	301
Gain on sale-leaseback transactions	(222)	—	—
Changes in certain assets and liabilities:
Accounts and other receivables	(294)	(94)	117
Other assets	415	239	(227)
Accounts payable and accrued liabilities	231	298	545
Air traffic liability	1,623	440	506
Other liabilities	(306)	(277)	—
Cash collateral received from (provided to) derivative counterparties	9	25	(15)
Other, net	(95)	(108)	14
Net cash provided by (used in) operating activities	(1,127)	3,987	4,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(515)	(1,027)	(1,922)
Supplier proceeds	428	400	—
Proceeds from sale-leaseback transactions	815	—	—
Assets constructed for others	—	—	(54)
Purchases of short-term investments	(5,080)	(2,122)	(2,409)
Proceeds from sales of short-term and other investments	4,336	2,446	2,342
Other, net	—	—	5
Net cash used in investing activities	(16)	(303)	(2,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,294	—	—
Proceeds from issuance of long-term debt	5,622	—	—
Proceeds from term loan credit facility	3,683	—	—
Proceeds from revolving credit facility	1,000	—	—
Proceeds from convertible notes	2,300	—	—
Proceeds from Payroll Support Program loan and warrants	1,016	—	—
Proceeds from Employee stock plans	48	40	35
Repurchase of common stock	(451)	(2,000)	(2,000)
Reimbursement for assets constructed for others	—	—	170
Payments of long-term debt and finance lease obligations	(839)	(615)	(342)
Payments of term loan credit facility	(3,683)	—	—
Payments of revolving credit facility	(1,000)	—	—
Payments of cash dividends	(188)	(372)	(332)
Payments of terminated interest rate derivative instruments	(59)	—	—
Repayment of construction obligation	—	—	(30)
Capitalized financing items	(134)	—	—
Other, net	49	(43)	3
Net cash provided by (used in) financing activities	9,658	(2,990)	(2,496)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,515	694	359

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,548	1,854	1,495

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,063	$2,548	$1,854

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$212	$88	$107
Income taxes	$19	$779	$327

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Assets constructed for others	$145	$65	$171
Supplier receivables	$—	$428	$—

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the "Company") operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC, the successor to AirTran Holdings, Inc. ("AirTran Holdings"), the former parent company of AirTran Airways, Inc., and Triple Crown Assurance Co., an insurance captive. The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Effective as of January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases,
codified in Accounting Standards Codification ("ASC") 842 (the "New Lease Standard"). All amounts and disclosures set forth in this Form 10-K, reflect the adoption of this ASU, while all periods prior to 2019 remain in accordance with prior accounting requirements. See Note 3 for further information.

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

As of December 31, 2020 and 2019, $34 million and $25 million, respectively, in cash collateral deposits were held by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties for both periods. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 11 for further information on these collateral deposits and fuel derivative instruments.

Short-term and Noncurrent Investments

Short-term investments consist of investments with original maturities of greater than three months but less than twelve months when purchased. These are primarily short-term securities issued by the U.S. Government and certificates of deposit issued by domestic banks. All of these investments are classified as available-for-sale securities and are stated at fair value, which approximates cost. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as Proceeds from sales of short-term investments for the security relinquished, and Purchases of short-investments for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, if any, are recognized in Accumulated other comprehensive income (loss) ("AOCI") in the accompanying Consolidated Balance Sheet. Realized net gains and losses on specific investments, if any, are reflected in Interest income in the accompanying Consolidated Statement of Income (Loss). Both unrealized and realized gains and/or losses associated with investments were immaterial for all years presented.

Noncurrent investments consist of investments with maturities of greater than twelve months. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and Other Receivables

Accounts and other receivables are initially recorded at cost and are evaluated for collectability in every period. They primarily consist of the amounts due from the Company's business partners and other suppliers, amounts due from business partners in the Company’s loyalty program, and tax receivables from overpayment or net operating losses that are allowed to be carried back to prior periods to claim refunds against prior taxes paid. See Note 16 for further information. The allowance for doubtful accounts was immaterial at December 31, 2020 and 2019. In addition, the provision for doubtful accounts and write-offs for 2020, 2019, and 2018 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel, flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2020, and 2019. In addition, the Company’s provision for obsolescence and write-offs for 2020, 2019, and 2018 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, and 5 to 30 years for ground property and equipment. Residual values estimated for aircraft are approximately 15 percent, and generally range from 0 to 10 percent for ground property and equipment. Assets constructed for others consists of airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. See Note 5 for further information.

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset and may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset. If an asset is deemed to be impaired, an impairment loss is recorded for the excess of the asset book value in relation to its estimated fair value. As a result of the events and impacts surrounding the COVID-19 pandemic, including the Company's net loss incurred during the year ended December 31, 2020, and the significant number of aircraft that have been placed in storage, the Company assessed whether any impairment of its amortizable assets existed. No aircraft impairment charges were deemed necessary for the majority of 2020. For the purpose of impairment assessment, the Company evaluates its all Boeing fleet as one asset group. However, during fourth quarter 2020, the Company made the decision to permanently ground, and accelerate the retirement of, 20 of its 737-700 aircraft as of December 31, 2020. This action resulted in the Company recording $32 million in impairment charges associated with these 20 aircraft.

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

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense within the accompanying Consolidated Statement of Income (Loss) as incurred.

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

Goodwill and Intangible Assets

The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1st, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions also used in the quantitative assessment listed below. These factors are analyzed to determine if events and circumstances could reasonably have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset or reporting unit goodwill is impaired, the quantitative approach is used to assess the asset or reporting unit fair value and the amount of the impairment. Under a quantitative approach, the fair value of the Company's indefinite-lived intangible asset or reporting unit is calculated based on key market participant assumptions. If the indefinite-lived intangible assets' carrying value exceeds the fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value calculated using the quantitative approach, an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit.

When performing a quantitative impairment assessment of goodwill and indefinite-lived intangible assets, fair value is estimated based on (i) recent market transactions, where available, (ii) projected discounted cash flows (an income approach), or (iii) a combination of limited market transactions and the lease savings method (which reflects potential annual after-tax lease savings arising from owning the certain indefinite-lived intangibles rather than leasing them from another airline at market rates).

The Company applied the quantitative approach during its annual 2020 impairment tests. Key assumptions and/or estimates made in the Company's 2020 impairment tests included the following: (i) a projection of revenues, expenses, and cash flows; (ii) terminal period revenue growth and cash flows; (iii) an estimated weighted average cost of capital; (iv) an assumed discount rate depending on the asset; (v) a tax rate; and (vi) market purchase prices and lease rates for comparable assets. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. As a result of the annual impairment tests performed as of October 1, 2020, no impairment was determined to exist for Goodwill or indefinite-lived intangible assets, as the fair values of the reporting unit and indefinite-lived intangible assets exceeded their respective carrying values.

The Company’s intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports. Indefinite lived slots of $295 million are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2020 and 2019.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates, funds that are past flight date and remain unused, but are expected to be used in the future, and the Company’s liability for loyalty benefits that are expected to be redeemed in the future. The majority of the Company’s tickets sold are nonrefundable. Southwest has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Nonrefundable tickets that are sold but not flown on the travel date, and are canceled in accordance with the No Show policy, can be applied to future travel. Refundable tickets that are sold but not flown on the travel date can also be applied to future travel. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date has lapsed in proportion to the pattern of flights taken by the Customers. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds as the Company has then fulfilled its performance obligation. Amounts collected from passengers for ancillary services are also recognized when the service is provided, which is typically the flight date.

Initial spoilage estimates for both tickets and funds available for future use are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. However, during 2020, the Company extended the expiration dates for a significant amount of tickets and funds beyond its normal twelve months. Spoilage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions used to generate spoilage estimates can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused funds policies, seat availability, and economic factors. Given the unprecedented amount of 2020 Customer flight cancellations and the amount of travel funds provided, the Company expects additional variability in the amount of spoilage revenue recorded in future periods, as the estimates of the portion of sold tickets that will expire unused may differ from historical experience. See Note 6 for further information.

Approximately $184 million, approximately $615 million, and approximately $566 million of the Company's Operating revenues in 2020, 2019, and 2018, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $8.9 billion, approximately $21.8 billion, and approximately $21.4 billion in 2020, 2019, and 2018, respectively, were attributable to domestic operations.

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to companies participating in the Company’s Rapid Rewards loyalty program as business partners that are expected to be redeemed for future travel. The loyalty liability represents performance obligations that will be satisfied when a Rapid Rewards loyalty member redeems points for travel or other goods and services. Points earned from flight activity are valued at their relative standalone selling price by applying fair value based on historical redemption patterns. Points earned from business partner activity, which primarily consist of points sold, along with related marketing services, to companies participating in the Rapid Rewards loyalty program, are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partner’s customers. For points that are expected to remain unused, the Company recognizes spoilage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company records passenger revenue related to air transportation when the transportation is delivered. The marketing elements are recognized as Other - net revenue when earned. The Company’s liability for loyalty benefits includes a portion that is expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that is not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate. See Note 6 for further information.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2020, 2019, and 2018 was $156 million, $212 million, and $215 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income (Loss).

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 10 for further information.

Financial Derivative Instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments are accounted for as cash flow hedges upon proper qualification. The Company also has had interest rate swap agreements to convert certain floating-rate debt to a fixed-rate and had interest rate swap agreements to convert portions of its fixed-rate debt to floating rates. The Company has forward-stating interest rate swap agreements, the primary objective of which is to hedge forecasted debt issuances. These interest rate hedges are appropriately designated as cash flow hedges.

Since the majority of the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, within Changes in certain assets and liabilities. The Company classifies its cash collateral provided to or held from counterparties in a "net" presentation on the Consolidated Balance Sheet against the fair value of the derivative positions with those counterparties. See Note 11 for further information.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $697 million and $630 million at December 31, 2020, and 2019, respectively. Computer software depreciation expense was $203 million, $177 million, and $155 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income (Loss). The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2020, 2019, or 2018.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities associated with certain risks, including workers’ compensation, healthcare benefits, general liability, and aviation liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of Income (loss) before income taxes. Penalties are recorded in Other (gains) losses, net, and interest paid or received is recorded in Interest expense or Interest income, respectively, in the accompanying Consolidated Statement of Income (Loss). There were no material amounts recorded for penalties and interest related to uncertain tax positions for all years presented. See Note 15 for further information.

Concentration Risk

Approximately 83 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. A percentage of the Company's unionized Employees, including its Pilots, Flight Attendants, Customer Service Agents, Dispatchers, Aircraft Appearance Technicians, and Meteorologists, which had contracts that became amendable on or before December 31, 2020, are in discussions on labor agreements. Those unionized Employee groups in discussions represent approximately 55 percent of the Company’s full-time equivalent Employees as of December 31, 2020.

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

To manage risk associated with financial derivative instruments held, the Company selects and will periodically review counterparties based on credit ratings, limits its exposure to a single counterparty, and monitors the market position of the program and its relative market position with each counterparty. The Company also has agreements with counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount or credit ratings fall below certain levels. Collateral deposits provided to or held from counterparties serve to decrease, but not totally eliminate, the credit risk associated with the Company’s hedging program. See Note 11 for further information.

As of December 31, 2020, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground the MAX aircraft, including the 34 MAX aircraft in the Company's fleet. On November 18, 2020, the FAA rescinded its order to ground the MAX fleet. The Company is currently working to meet the FAA's requirements by modifying certain operating procedures, implementing enhanced Pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. The Company currently estimates that the MAX will return to service on March 11, 2021 after all active Pilots have received updated, MAX-related training.

The MAX fleet grounding has adversely affected the Company's operating results, and could have a material adverse effect on the Company's operating results in future periods.

Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If the 737 MAX aircraft were to again become unavailable for the Company’s flight operations, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs, (ii) secure extensive regulatory approvals, and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive. See Note 17 for further information.

The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services and would, therefore, also be materially adversely impacted in the event of the unavailability of, inadequate support for, or a mechanical or regulatory issue associated with, engines and other parts.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. Some of these agreements automatically renew on an annual basis, unless either party objects to such extension. None of these agreements are more than 10 years in length. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

2. WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic have changed the U.S. economic landscape, outlook, and in particular the travel industry, were swift and unexpected. The Company began to see a negative impact on bookings for future travel in late February 2020, which quickly accelerated during the remainder of first quarter and into second quarter, when trip cancellations outpaced new passenger bookings during the majority of March and April 2020. The Company began proactively canceling a significant portion of its scheduled flights in March 2020, and continued adjusting capacity throughout the remainder of the year, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience significant negative impacts to passenger demand and bookings through the remainder of 2020 due to the pandemic.

Based on these events and the uncertainty they created, the Company immediately began to focus on its liquidity, including quickly and substantially enhancing its cash holdings. Throughout 2020, the Company raised a total of $18.9 billion in capital, net of transaction fees.

On April 20, 2020, the Company entered into definitive documentation with the United States Department of Treasury (the "Treasury") with respect to funding support pursuant to the Payroll Support Program ("Payroll Support") under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). During 2020, the Company received a total of $3.4 billion of relief funds under the CARES Act. As consideration for the Payroll Support, the Company issued a promissory note (the "Note") in favor of the Treasury and entered into a warrant agreement with the Treasury (the "Warrant Agreement"), pursuant to which the Company agreed to issue warrants (each, a "Warrant") to purchase common stock of the Company to the Treasury. During 2020, the Company provided a Note in the aggregate amount of $976 million and issued Warrants valued at a total of $40 million to purchase up to an aggregate of 2.7 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the Warrants. Pursuant to the terms of the Payroll Support Program agreement and the CARES Act, the Payroll Support funds could only be utilized to pay qualifying salaries, wages, and benefits, as defined in the CARES Act. As of December 31, 2020, excluding the $976 million Note and value allocated to the Warrants, all Payroll Support funds received have been allocated to reduce eligible costs in the accompanying Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2020.

The Note matures in full on April 19, 2030, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. The Company has an option to prepay the Note at any time without premium or penalty. Amounts outstanding under the Note bear interest at a rate of 1.00 percent before April 20, 2025 and, afterwards, at a rate equal to the Secured Overnight Financing Rate or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The Note contains customary representations and warranties and events of default. Also under the Cares Act terms, as supplemented by the Payroll Support Program Extension (discussed below), the Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock through March 31, 2022.

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

In addition to obtaining financing under the CARES Act and accessing the capital markets, the Company believes it has made significant progress on bolstering its liquidity through efforts including aggressively evaluating all capital spending, discretionary spending, and non-essential costs for near-term cost reductions or deferrals; reducing the Company's published flight schedule; placing a significant number of aircraft in storage; implementing voluntary separation and time-off programs for Employees; substantially suspending all hiring; reducing the Chief Executive Officer's salary by 20 percent; reducing the other named executive officer salaries and Board of Director cash retainer fees by 20 percent through December 31, 2020; and modifying vendor and supplier payment terms. The Company will continue evaluating the need for further flight schedule adjustments.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension"). Among other items, this Payroll Support Program Extension will provide up to an additional $15 billion in support to U.S. airlines through payroll support grants as well as loans that will require repayment to the U.S. government. During January 2021, the Company completed its application for such additional support, and finalized an agreement with the Treasury in which it will receive approximately $1.7 billion in funds that will be used to pay qualifying Employee wages and benefits through at least March 31, 2021. The Company received an initial installment of $864 million in January 2021, and expects to receive the remainder of funds during first quarter 2021.

As consideration for the payroll support received in January 2021, the Company issued a promissory note in favor of the Treasury and entered into a warrant agreement with the Treasury, pursuant to which the Company agreed to issue warrants to purchase common stock of the Company to the Treasury. The promissory note was issued for $229 million and warrants were valued at a total of $9 million to purchase up to an aggregate of 495 thousand shares of the Company's common stock, subject to adjustment pursuant to the terms of the warrants. Once the second installment is received, the Company will issue the remaining $259 million promissory note and warrants to purchase up to an additional 560 thousand shares of the Company's common stock. The funds received during 2021 can only be utilized to pay qualifying salaries, wages, and benefits, as defined. Excluding the amounts allocated to the promissory note and value allocated to the Warrants, all funds received during 2021 are expected to be allocated to reduce eligible costs in the year ended December 31, 2021.

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

In conjunction with Voluntary Separation Program 2020, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years. Approximately 11,000 Employees participated in the Extended ETO program, and 10,421 employees remained on Extended ETO leave as of December 31, 2020. Employees taking Extended ETO do not perform any work for the Company and are considered inactive while on leave, but do get paid a portion of their wages and continue to receive all associated benefits, as well as accrue service credit for all benefits. Contract employees who elected to take Extended ETO for periods between 12 and 18 months and had 10 or more years of service have been given the opportunity to convert to the Voluntary Separation Program 2020 beginning on September 1, 2020, until up to 90 days before the end of their respective Extended ETO term.

The purpose of Voluntary Separation Program 2020 and Extended ETO is to maintain a suitable sized workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in ASC Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program 2020 or Extended ETO offers, which will be reduced as program benefits are paid. Costs incurred for Voluntary Separation Program 2020 and Extended ETO, which totaled $1.4 billion throughout 2020, are recorded as a component of Payroll support and voluntary Employee programs, net, in the accompanying Consolidated Statement of Comprehensive Income (Loss). Within that line item, these charges are netted against the allocation of the remainder of the Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $2.3 billion throughout 2020.

The Company accrued expenses totaling $620 million for its Extended ETO program throughout 2020, consisting of future wages and benefits for the Employees that will not be working. The Company has accrued amounts up to 18 months for all Employees that elected Extended ETO, but did not include amounts related to Pilots for periods beyond February 2022, based on the uncertainty of its future capacity levels, and because it is not currently probable that such Employees will not be recalled to work beyond that timeframe. Therefore, future adjustments to the amounts accrued as of December 31, 2020, may become necessary at a later date. For both the Voluntary Support Program 2020 and Extended ETO programs combined, approximately $454 million of the liability balances were relieved during 2020 (primarily through payments to Employees), leaving a balance of $914 million as of December 31, 2020.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March, and placed in short-term storage, as well as some in a longer term storage program. In addition, during fourth quarter 2020, the Company made the decision to permanently retire 20 of its older 737-700 aircraft, given the expected return to service of the Company's Boeing MAX 737 aircraft on March 11, 2021. The early retirement of these 20 737-700s resulted in an impairment charge of $32 million in 2020, which is classified within Other operating expenses in the Consolidated Statement of Income (Loss). As of December 31, 2020, 92 aircraft remained in temporary storage. Given the current expectation that these aircraft have been placed in storage temporarily, the Company has continued to record depreciation expense associated with them.

As a result of the events and impacts surrounding the COVID-19 pandemic, including the Company's net loss incurred during the year ended December 31, 2020, and the significant number of aircraft that have been placed in storage, the Company considered whether these conditions indicated that it was more likely than not that the Company’s $970 million in Goodwill and its $295 million in indefinite-lived intangible assets were impaired. As a result of the annual impairment tests performed as of October 1, 2020, no impairment was determined to exist for Goodwill or indefinite-lived intangible assets, See Note 1 for further information.

In addition, the Company has assessed whether any impairment of its amortizable assets existed, and has determined that no charges were deemed necessary under applicable accounting standards as of December 31, 2020.

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
3. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On August 5, 2020, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021. Companies may elect early adoption for periods beginning after December 15, 2020. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is evaluating this new standard and plans to provide additional information about its expected impact on the Company's financial statements and disclosures at a future date.

On December 18, 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company elected to early adopt this standard as of January 1, 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. However, the early adoption as of January 1, 2020, did not have an impact on the Company's financial statements or disclosures for 2020.

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

On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. This standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company adopted the standard as of January 1, 2020, but it did not have a significant impact on the Company's financial statements or disclosures. See Note 12 for further information on the Company's fair value measurements.

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

In addition, the New Lease Standard eliminated the previous build-to-suit lease accounting guidance and resulted in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period, including the related deferred taxes. However, given the Company's guarantee associated with the bonds issued to fund the Dallas Love Field Modernization Program (the "LFMP"), the remaining debt service amount as of the adoption date was considered a minimum rental payment under the New Lease Standard, and therefore was recorded as a lease liability with a corresponding right-of-use asset on the Consolidated Balance Sheet that will be reduced through debt service payments made in 2019 and beyond. See Note 8 for disclosures related to the New Lease Standard, and Note 5 for further information on the Company’s build-to-suit projects.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts). An immaterial number of shares related to the Company's restricted stock units, stock warrants, and convertible notes were excluded from the denominator for fiscal year ended December 31, 2020, because inclusion of such shares would be antidilutive.

	Year ended December 31,
	2020	2019	2018
NUMERATOR:
Net income (loss)	$(3,074)	$2,300	$2,465

DENOMINATOR:
Weighted-average shares outstanding, basic	565	538	573
Dilutive effect of restricted stock units	—	1	1
Adjusted weighted-average shares outstanding, diluted	565	539	574

NET INCOME (LOSS) PER SHARE:
Basic	$(5.44)	$4.28	$4.30
Diluted	$(5.44)	$4.27	$4.29

5. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 7), and lease arrangements (see Note 8). During the year ended December 31, 2020, the Company leased seven new Boeing 737 MAX 8 aircraft. The Company expects to lease an additional nine new 737 MAX 8 aircraft in 2021. The Company has firm orders in place with Boeing for 219 737 MAX 8 aircraft and 30 737 MAX 7 aircraft, as well as options for 115 737 MAX 8 aircraft as of December 31, 2020. The Company's 34 Boeing 737 MAX 8 aircraft were previously grounded on March 13, 2019, upon the FAA emergency order for all U.S. airlines to ground all MAX aircraft. On November 18, 2020, the FAA rescinded the emergency order and issued official requirements to enable airlines to return the 737 MAX to service. See Note 17 for further information.

All MAX deliveries that should have occurred in 2019 and 2020 based on the Company's existing commitment contract with Boeing have been assumed to shift into future periods. However, the Company reached an agreement with The Boeing Company (the "Boeing Agreement") in December 2020, for the Company to begin to take delivery of the delayed MAX aircraft, with the expectation that the Company will take delivery of 35 MAX 8 aircraft, including the 16 leased aircraft discussed above, through the end of 2021, and that the parties expect to formally revise the existing purchase agreement in 2021 for future deliveries. Based on the Company's current contract with Boeing (prior to the recent Boeing Agreement), capital commitments associated with its firm orders are as follows:

$1.7 billion in 2021, $1.2 billion in 2022, $1.6 billion in 2023, $1.9 billion in 2024, and $1.5 billion in 2025. In addition, the capital commitments associated with the contractual MAX deliveries that did not take place in 2019 and 2020, which are assumed to shift to future periods, total $2.1 billion ($743 million from 2019 and $1.3 billion from 2020). However, based on the Boeing Agreement, the Company is expected to take no more than 19 purchased MAX aircraft through December 31, 2021. The Boeing Agreement also stipulated a confidential settlement for estimated financial damages incurred by the Company in 2020 as a result of the MAX grounding, in the form of credits that can be taken against future payments due to Boeing. With respect to the 19 expected purchased MAX deliveries, considering contractual progress payments that have been made to Boeing and expected credits from Boeing, the Company expects its actual aircraft capital expenditures during 2021 to be immaterial. The Company is continuing discussions with Boeing to refresh its order book and the timeline of future deliveries is uncertain.

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company oversaw and managed the design, development, financing, construction, and commissioning of a passenger processing facility between Terminal 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project includes ticketing, baggage claim, passenger screening, and a bus gate at a cost not to exceed $464 million for site improvements and non-proprietary improvements. Construction on the Terminal 1.5 Project began during third quarter 2017 and was substantially completed at December 31, 2020; however, the Terminal 1.5 Project will not be placed into service until second quarter 2021, at which time LAWA is expected to repay the outstanding loan and purchase the remaining completed assets for accounting purposes. The costs incurred to fund the Terminal 1.5 Project are included within Assets Constructed for Others ("ACFO") and all amounts that have been or will be reimbursed will be included within Construction obligation on the accompanying Consolidated Balance Sheet. Upon completion of any individual asset as part of the overall project, the asset and associated liability on the balance sheet are de-recognized in accordance with applicable accounting guidance.

Funding for this project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that is acting as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the Terminal 1.5 Project. As of December 31, 2020, the Company's outstanding guaranteed obligation under the credit facility for the Terminal 1.5 Project was $318 million.

Construction costs recorded in ACFO for the Terminal 1.5 Project, which exclude costs associated with assets that were previously completed and placed into service, were $309 million and $164 million, as of December 31, 2020, and December 31, 2019, respectively.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of December 31, 2020, $399 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds were $433 million and $444 million as of December 31, 2020 and December 31, 2019, respectively, and was reflected as part of the Company's operating lease right-of-use assets and lease obligations in the Consolidated Balance Sheet.

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

6. REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
(in millions)	2020	2019	2018
Passenger non-loyalty	$6,303	$17,578	$17,506
Passenger loyalty - air transportation	1,003	2,487	2,307
Passenger ancillary sold separately	359	711	642
Total passenger revenues	$7,665	$20,776	$20,455

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

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include the following:

•Allocation of Passenger Revenue - Revenues from Passengers, related to travel, who also earn Rapid Rewards Points have been allocated between flight (recognized as revenue when transportation is provided) and Rapid Rewards Points (deferred until points are redeemed) based on each obligation’s relative standalone selling price. The Company utilizes historical earning patterns to assist in this allocation.
•Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ, however, based on demand, the amount of time prior to the flight, and other factors. The fare mix during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total loyalty points needed to purchase an award ticket. The mixture of these fare classes and changes in the coefficients used by the Company could cause the fair value per point to increase or decrease.

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

The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In 2018, Chase and the Company executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the two performance obligations identified in the Agreement, which have been characterized as a transportation component and a marketing component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Agreement. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, and the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase.

As performance obligations to Customers are satisfied, the related revenue is recognized. The events that result in revenue recognition that are associated with performance obligations identified as a part of the Rapid Rewards Program are as follows:

•Tickets and Rapid Rewards Points - When a flight occurs, the related performance obligation is satisfied and the related value provided by the Customer, whether from purchased tickets or Rapid Rewards Points, is recognized as revenue.
•Loyalty points redeemed for goods and/or services other than travel - Rapid Rewards Members have the option to redeem points for goods and services offered through a third party vendor, who acts as principal. The performance obligation related to the purchase of these goods and services is satisfied when the good and/or service is delivered to the Customer.
•Marketing Royalties - As part of its Agreement with Chase, Southwest provides certain deliverables, including use of the Southwest Airlines’ brand, access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These performance obligations are satisfied each month that the Agreement is active.

As of the years ended December 31, 2020 and 2019, the components of Air traffic liability, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2020	December 31, 2019
Air traffic liability - passenger travel and ancillary passenger services	$2,686	$2,125
Air traffic liability - loyalty program	4,447	3,385
Total Air traffic liability	$7,133	$5,510

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2020 and 2019 were as follows (in millions):

	Year ended December 31,
	2020	2019
Air traffic liability - loyalty program - beginning balance	$3,385	$3,011
Amounts deferred associated with points awarded	1,958	2,941
Revenue recognized from points redeemed - Passenger	(1,003)	(2,487)
Revenue recognized from points redeemed - Other	(60)	(80)
Unused funds converted to loyalty points	167	—
Air traffic liability - loyalty program - ending balance	$4,447	$3,385

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2020 and 2019 were as follows (in millions):

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	9,348
Revenue from amounts included in contract liability opening balances	(2,317)
Revenue from current period sales	(5,408)
Balance at December 31, 2020	$7,133

Air traffic liability
Balance at December 31, 2018	$5,070
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	21,296
Revenue from amounts included in contract liability opening balances	(3,816)
Revenue from current period sales	(17,040)
Balance at December 31, 2019	$5,510

During 2020, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held by the Company, net of spoilage, that can be redeemed for future travel as of December 31, 2020, far exceeds previous periods and represents approximately 28 percent of the total Air traffic liability balance at December 31, 2020, as compared to approximately 2 percent of the total Air traffic liability balance at December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company has significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or scheduled to expire between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. At December 31 2020, $2.1 billion of Customer travel funds remain in Air traffic liability with a September 7, 2022 expiration date. The Company does not have sufficient data to accurately predict the timing of performance obligation satisfaction on these funds due to certain constraints including, but not limited to, consumer confidence, economic health, vaccines, and uncertainty regarding customer travel fund redemption patterns for funds that live longer than 12 months as this is unprecedented in Company history. As a result, recognition of these travel funds as flown revenue, refunds, or spoilage revenue will likely be more volatile from period to period compared to past periods. Further, as presented in the above tables, the Company announced in August 2020 that it would allow qualified travel funds to be converted to Rapid Rewards points through December 15, 2020. Despite the possibility that some of these travel funds may be redeemed beyond the following twelve-month period, the Company has continued to classify them as "current" in the accompanying Consolidated Balance Sheet as they remain a demand liability and the Company does not have sufficient data to enable it to accurately estimate the portion that will not be redeemed for travel in the subsequent twelve months.

Further, as presented in the above tables, the Company provided a benefit to Rapid Reward members to allow qualified travel funds to be converted to Rapid Rewards points through December 15, 2020. Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond 12 months following the representative balance sheet date. The Company expects the majority of loyalty points to be redeemed within two years.

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2020, 2019, and 2018 the Company recognized $1.1 billion, $1.3 billion, and $1.1 billion, respectively.

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis; however, some of these ticket taxes were suspended during 2020 as allowed by the CARES Act. These taxes and fees include foreign and U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, are excluded from the contract transaction price, and are therefore not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agency.

7. FINANCING ACTIVITIES

(in millions)	December 31, 2020	December 31, 2019
737 Aircraft Notes payable through April 2020	$—	$20
Term Loan Agreement payable through May 2020 - 5.223%	—	134
2.65% Notes due November 2020	—	500
2.75% Notes due 2022	300	300
Pass Through Certificates due 2022 - 6.24%	137	197
4.75% Notes due 2023	1,250	—
1.25% Convertible Notes due 2025	1,945	—
5.25% Notes due 2025	1,550	—
Term Loan Agreement payable through 2025 - 1.65%	119	—
3.00% Notes due 2026	300	300
Term Loan Agreement payable through 2026 - 1.34%	159	178
3.45% Notes due 2027	300	300
5.125% Notes due 2027	2,000	—
7.375% Debentures due 2027	119	122
Term Loan Agreement payable through 2028 - 1.65%	184	—
2.625% Notes due 2030	500	—
1.000% Payroll Support Program Loan due 2030 (See Note 2)	976	—
Finance leases	542	627
	$10,381	$2,678
Less current maturities	220	819
Less debt discount and issuance costs	50	13
	$10,111	$1,846

AirTran Holdings was party to aircraft purchase financing facilities. Each note was secured by a first mortgage on the aircraft to which it related. The notes bore interest at a floating rate per annum equal to a margin plus the three or six-month LIBOR in effect at the commencement of each semi-annual or three-month period, as applicable. Principal and interest under the notes were payable semi-annually or every three months as applicable. The three remaining notes matured in 2020 (February and April) and were redeemed in full utilizing available cash on hand. As discussed further in Note 11, a portion of the above floating-rate debt had been effectively converted to a fixed rate via interest rate swap agreements which expired as the underlying notes matured.

In third quarter 2020, the Company entered into agreements with a financing institution to borrow $125 million ($121 million, net of fees) secured by four Boeing 737-800 aircraft. These borrowings, which were recorded as a financing transaction in the Company's Consolidated Statement of Cash Flows, and as debt in the accompanying Consolidated Balance Sheet, bear interest at a rate equal to the 3 month LIBOR plus 1.4 percent, payable in quarterly installments through September 29, 2025.

During 2020, the Company issued $2.0 billion of unsecured notes due 2027, of which $1.3 billion was issued June 8, 2020 (the “$1.3 billion 2027 Notes”) and $700 million was issued July 31, 2020 (the “$700 million 2027 Notes”). The notes bear interest at 5.125%. Interest is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2020. The $700 million 2027 Notes were offered as an additional issuance of the Company’s $1.3 billion 2027 Notes issued on June 8, 2020. The $700 million 2027 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. A portion of the proceeds from the $1.3 billion 2027 Notes were used to repay a portion of the outstanding Amended and Restated 364-Day Credit Agreement balance. See below for more information regarding the Amended and Restated 364-Day Credit Agreement.

In second quarter 2020, the Company, through special purpose entities, entered into agreements with a financing institution and trusts to borrow $197 million ($190 million, net of fees) secured by six Boeing 737-800 aircraft.

These borrowings, which were recorded as a financing transaction in the Company's Consolidated Statement of Cash Flows, and as debt in the accompanying unaudited Condensed Consolidated Balance Sheet, bear interest at a rate equal to the 3 month LIBOR plus 1.4 percent, payable in quarterly installments through June 30, 2028. The special purpose entities were determined to be variable interest entities for which the Company is the primary beneficiary, and therefore were consolidated in the accompanying Consolidated Financial Statements.

During 2020, the Company issued $1.55 billion of unsecured notes due 2025, of which $1.25 billion was issued May 4, 2020 (the “$1.25 billion 2025 Notes”) and $300 million was issued July 31, 2020 (the “$300 million 2025 Notes”). The notes bear interest at 5.250%. Interest is payable semi-annually in arrears on May 4 and November 4, beginning November 4, 2020. The $300 million 2025 Notes were offered as an additional issuance of the Company’s $1.25 billion 2025 Notes issued on May 4, 2020. The $300 million 2025 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. The proceeds from the $1.25 billion 2025 Notes were used to repay a portion of the outstanding Amended and Restated 364-Day Credit Agreement balance.

During 2020, the Company issued $1.25 billion of unsecured notes due 2023, of which $750 million was issued May 4, 2020 (the “$750 million 2023 Notes”) and $500 million was issued June 8, 2020 (the “$500 million 2023 Notes”). The notes bear interest at 4.750%. Interest is payable semi-annually in arrears on May 4 and November 4, beginning November 4, 2020. The $500 million 2023 Notes were offered as an additional issuance of the Company's $750 million 2023 Notes issued on May 4, 2020. The $500 million 2023 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. The proceeds from the $750 million 2023 Notes and a portion of the proceeds of the $500 million 2023 Notes were used to repay a portion of the outstanding Amended and Restated 364-Day Credit Agreement balance.

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of 1.250% Convertible Senior Notes due 2025 (the “Convertible Notes”), which included the full exercise of the underwriters' option to buy an additional $300 million aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at the rate of 1.25% per year and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2020.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130 percent of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98 percent of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events as defined. On or after February 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. As of December 31, 2020, conditions had not been met to convert.

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

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes, which has been estimated at $1.9 billion, and is reflected as a component of Long-term debt in the Consolidated Balance Sheet. The effective interest rate of this liability was 5.2 percent. The equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes, determined to be $403 million, and was classified within Additional paid in capital in the Consolidated Balance Sheet. The Convertible Notes proceeds are also shown within the financing activities section in the Consolidated Statement of Cash Flows. The amount of the equity component in the transaction also represents a discount on the liability portion of the Convertible Notes, and as such is being amortized as a non-cash component of interest expense over the 5-year term of the notes. The costs incurred in the issuance, including underwriters' discount, totaling $62 million, are classified as a cash outflow within the financing activities section in the Consolidated Statement of Cash Flows, and is also being amortized to expense over the term of the notes. Issuance costs attributable to the equity component of $11 million were netted with the equity component in the Consolidated Statement of Stockholders' Equity. The amortization expense for debt discounts and debt issuance costs for 2020 was $48 million and $5 million, respectively. The Company did not have convertible instruments during 2019 or 2018.

Because the Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in shares of common stock, the Convertible Notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share. The Convertible Notes stipulated that holders of the notes may not elect to convert their Convertible Notes to shares of common stock until after June 30, 2020, and therefore there was no dilutive impact related to the notes prior to July 1, 2020. As consideration for the Payroll Support funding, the Company agreed to issue Warrants to the Treasury to purchase the Company's common stock in connection with each disbursement of Payroll Support to the Company. The Company accounts for the Warrants using the treasury stock method. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the warrant exercise price of $36.47 per share. While the Company is reporting a net loss, all potential shares are considered antidilutive and have no impact on Net income (loss) per share.

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

Concurrently with entering into the Amended and Restated 364-Day Credit Agreement on March 30, 2020, the Company also amended its existing $1.0 billion revolving credit facility expiring in August 2022 (the “Amended and Restated Revolving Credit Agreement”) to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) add certain covenants, and (iv) provide for the grant of a security interest in certain aircraft and related assets. In second quarter 2020, the Company repaid in full the $1.0 billion drawn on the Amended and Restated Revolving Credit Agreement.

On November 23, 2020, the Company amended the Amended and Restated Revolving Credit Agreement to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) remove a financial covenant, and (iv) amend an exhibit for conforming changes to the compliance certificate (the "Amendment," and the Amended and Restated Revolving Credit Agreement as amended by the Amendment, the "Amended A&R Credit Agreement"). The amount of the loan commitments, the tenor, and the collateral under the Amended and Restated Revolving Credit Agreement remain unchanged by the Amendment. As of December 31, 2020, there were no amounts outstanding under the Amended A&R Credit Agreement.

Generally, amounts outstanding under the Amended A&R Credit Agreement bear interest at interest rates based on either the LIBOR rate (selected by the Company for designated interest periods) or the “alternate base rate” (being the highest of (1) the Wall Street Journal prime rate, (2) one-month adjusted LIBOR (one-month LIBOR plus a statutory reserve rate) plus 1 percent, and (3) the New York Fed Bank Rate, plus 0.5 percent). The underlying LIBOR rate is subject to a floor of 1 percent per annum and the “alternate base rate” is subject to a floor of 1 percent per annum.

The Amended A&R Credit Agreement contains customary representations and warranties, covenants, and events of default. The Amended A&R Credit Agreement is secured by a pool of 73 aircraft and related assets, each with a minimum appraised value ratio requirement. Under the Amended A&R Credit Agreement, the Company is required to maintain a minimum level of liquidity of $1.5 billion (defined as the sum of (i) the aggregate amount available to be borrowed under the Amended A&R Credit Agreement plus (ii) the aggregate amount of unrestricted cash and cash equivalents of the Company plus (iii) the aggregate amount of short-term investments of the Company). As of December 31, 2020, the Company was in compliance with this covenant and all other covenants in the Amended A&R Credit Agreement. The Amended A&R Credit Agreement is a series of short-term borrowings; at the end of each borrowing the Company must elect to roll the facility over into the next borrowing or pay down the facility. The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion.

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

During October 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan matures on October 31, 2026, and is repayable via semi-annual installments of principal that began on April 30, 2018. The loan bears interest at the LIBO Rate (as defined in the term loan agreement) plus 1.10 percent, which equates to a current rate of 1.34 percent, and interest is payable semi-annually in installments.

During November 2015, the Company issued $500 million senior unsecured notes due 2020. The notes bore interest at 2.65 percent, payable semi-annually in arrears on May 5 and November 5. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. The notes were redeemed early in full on October 5, 2020, utilizing available cash on hand.

On May 6, 2008, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $600 million, to be secured by first-lien mortgages on 21 of the Company’s 737-700 aircraft. On May 9, 2008, the Company borrowed the full $600 million and secured these loans with the requisite 21 aircraft mortgages. The loans matured and were fully repaid on May 9, 2020. The loans bore interest at the LIBO Rate (as defined in the term loan agreement) plus 0.95 percent. Pursuant to the terms of the term loan agreement, the Company entered into an interest rate swap agreement to convert the variable rate on the term loan to a fixed 5.223 percent until maturity.

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

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $138 million at December 31, 2020.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft, was $2.1 billion at December 31, 2020.

Other Financings

During 2020, the Company entered into sale-leaseback arrangements and issued common stock. See Notes 8 and 9, respectively, for further information.

As of December 31, 2020, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest on finance leases) for the five-year period ending December 31, 2025, and thereafter, were $220 million in 2021, $524 million in 2022, $1.4 billion in 2023, $152 million in 2024, $4.0 billion in 2025, and $4.4 billion thereafter.

8. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. The accounting for these leases follows the requirements of the New Lease Standard, which the Company adopted as of January 1, 2019. See Note 3 for further information.

As of December 31, 2020, the Company held aircraft leases with remaining terms ranging from one month to 13 years. The aircraft leases generally can be renewed for three months to six years at rates based on fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material. On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease 88 AirTran Airways, Inc. Boeing 717-200 aircraft ("B717s") to Delta at agreed-upon lease rates. Eight and 20 operating leases expired during 2019 and 2020, respectively. Ten owned B717s were sold in 2019. The proceeds from the sale, which were not material, were netted within Capital expenditures in the Consolidated Statement of Cash Flows. Excluding the 20 aircraft for which operating leases expired during 2020, the following remained: 45 on operating leases and two on finance leases. The sublease terms for the 45 B717s on operating lease and the two B717s on finance lease coincide with the Company's remaining lease terms for these aircraft from the original lessor, which have remaining lease terms ranging from approximately one month to four years. The Company's future sublease income associated with the 45 B717s on operating lease as of December 31, 2020, was as follows: $41 million in 2021, $17 million in 2022, $7 million in 2023, and $1 million in 2024. The two B717s classified by the Company as finance leases are accounted for as direct financing leases, and the remaining 45 subleases are accounted for as operating leases. There are no contingent payments and no significant residual value conditions associated with the transaction.
In second quarter 2020, the Company entered into transactions with third parties, involving ten of the Company’s Boeing 737-800 aircraft and ten of the Company's Boeing 737 MAX 8 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. The Company sold the ten 737-800 aircraft to a third party for $405 million, then immediately leased the aircraft back for approximately ten years. The Company sold the ten 737 MAX 8 aircraft to a third party for $410 million, then immediately leased the aircraft back for approximately 13 years. As such, the aircraft were de-recognized from Property and equipment at their remaining net book values. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying Consolidated Balance Sheet. The 737-800 and 737 MAX 8 sale-leaseback transactions resulted in a recognized gain of $153 million and $69 million, respectively, reflected within Other operating expenses, net in the accompanying Consolidated Statement of Comprehensive Income (Loss).

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have lease terms remaining ranging from one month to 40 years. Certain leases can be renewed from 6 months to ten years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Due to the nature and variability of the rates, the majority of these leases are not recorded on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the applicable accounting guidance. The remaining lease terms range from three months to six years. Certain leases can be renewed from six months to five years.

Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (net)	$1,892	$1,349
Finance	Property and equipment (net of allowance for depreciation and amortization of $567 and $455)	667	779
Total lease assets		$2,559	$2,128

Liabilities
Current
Operating	Current operating lease liabilities	$306	$353
Finance	Current maturities of long-term debt	83	85
Noncurrent
Operating	Noncurrent operating lease liabilities	1,562	978
Finance	Long-term debt less current maturities	459	542
Total lease liabilities		$2,410	$1,958

The components of lease costs, included in the Consolidated Statement of Comprehensive Income (Loss), were as follows:

(in millions)	Statement of Comprehensive Income (Loss) location	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost - aircraft (a)	Other operating expenses	$216	$182
Operating lease cost - other	Landing fees and airport rentals, and Other operating expenses	89	89
Short-term lease cost	Other operating expenses	1	4
Variable lease cost	Landing fees and airport rentals, and Other operating expenses	1,260	1,377
Finance lease cost:
Amortization of lease liabilities	Depreciation and amortization	113	116
Interest on lease liabilities	Interest expense	22	26
Total net finance lease cost		$135	$142
(a) Net of sublease income of $78 million and $97 million for the years ended December 31, 2020 and 2019.

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

(in millions)	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$398	$379
Operating cash flows for finance leases	22	26
Financing cash flows for finance leases	85	85
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	915	230
Finance leases	—	1

As of December 31, 2020, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2021	$371	$102
2022	253	98
2023	219	94
2024	193	90
2025	156	74
Thereafter	1,156	156
Total lease payments	$2,348	$614
Less imputed interest	(480)	(72)
Total lease obligations	1,868	542
Less current obligations	(306)	(83)
Long-term lease obligations	$1,562	$459

The table below presents additional information related to the Company's leases:

Weighted average remaining lease term	December 31, 2020	December 31, 2019
Operating leases	10 years	9 years
Finance leases	7 years	8 years

Weighted average discount rate
Operating leases (a)	3.8%	3.7%
Finance leases	3.8%	3.8%
(a) Upon adoption of the New Lease Standard, the incremental borrowing rate used for existing leases was established as of January 1, 2019.

As of December 31, 2020, the Company had additional operating lease commitments that had not yet commenced of approximately $291 million for nine Boeing 737 MAX 8 aircraft contractually to be delivered in 2021, each with lease terms of nine years.

9. COMMON STOCK

The Company has one class of capital stock, its common stock. On May 1, 2020, the Company completed the public offering of 80.5 million shares of $1.00 par value common stock of the Company, which included the full exercise of the underwriters’ option to purchase an additional 10.5 million shares of common stock, at a public offering price of $28.50 per share. As discussed further in Note 2, in connection with funding that the Company has received under the CARES Act, the Company issued Warrants to acquire up to 2.7 million shares of the Company's common stock to the Treasury.

Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. Pursuant to the Payroll Support Program under the CARES Act, as supplemented by the Payroll Support Program Extension, the Company is prohibited from paying dividends with respect to its common stock through March 31, 2022. See Note 2 for further information on the CARES Act. At December 31, 2020, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 25 million shares had not been granted) through various share-based compensation arrangements. See Note 10 to the Consolidated Financial Statements for information regarding the Company's equity plans.

10. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income (Loss) for the years ended December 31, 2020, 2019, and 2018, reflects share-based compensation expense of $17 million, $55 million, and $46 million, respectively. The total tax impact recognized in earnings from share-based compensation arrangements for the years ended December 31, 2020, 2019, and 2018, was not material. As of December 31, 2020, there was $29 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all unvested shares associated with time-based restricted stock unit awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which has been approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2020, 2019, and 2018. Outstanding RSUs vest over three years, subject generally to the individual’s continued employment or service. PBRSUs granted are subject to the Company’s performance with respect to a three-year simple average of Return on Invested Capital, after taxes and excluding special items, for the defined performance period and are also subject generally to the individual’s continued employment or service. The number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Return on Invested Capital performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2017	1,294		$45.32
Granted	782	(a)	60.80
Vested	(670)		45.11
Surrendered	(64)		47.05
Outstanding December 31, 2018	1,342		52.56
Granted	994	(b)	57.49
Vested	(744)		42.42
Surrendered	(47)		57.72
Outstanding December 31, 2019, Unvested	1,545		57.65
Granted	1,235	(c)	56.89
Vested	(715)		54.70
Surrendered	(103)		58.04
Outstanding December 31, 2020, Unvested	1,962		57.81
(a) Includes 308 thousand PBRSUs
(b) Includes 387 thousand PBRSUs
(c) Includes 519 thousand PBRSUs

In addition, the Company granted approximately 54 thousand shares of unrestricted stock at a weighted average grant price of $29.60 in 2020, approximately 31 thousand shares at a weighted average grant price of $52.01 in 2019, and approximately 28 thousand shares at a weighted average grant price of $53.01 in 2018, to members of its Board of Directors.

A remaining balance of up to 19 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 6 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

The following table provides information about the Company’s ESPP activity during 2020, 2019, and 2018:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2018	661	$50.73	$5.64
December 31, 2019	821	$47.60	$5.29
December 31, 2020	1,386	$34.39	$3.82
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

11. FINANCIAL DERIVATIVE INSTRUMENTS

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

For 2020, the Company had fuel derivative instruments in place for up to 77 percent of its fuel consumption. As of December 31, 2020, the Company also had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	December 31, 2020	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2020
2021	1,283	WTI crude oil and Brent crude oil
2022	1,220	WTI crude oil and Brent crude oil
2023	643	WTI crude oil and Brent crude oil
Beyond 2023	101	WTI crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices and the Company's flight schedule fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. All periodic changes in fair value of the derivatives designated as hedges are recorded in AOCI until the underlying jet fuel is consumed. See Note 13.

The Company's results are subject to the possibility that the derivatives will no longer qualify for hedge accounting, in which case any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the Consolidated Statement of Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the

Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.

During 2020, as a result of the drastic drop in demand for air travel due to the COVID-19 pandemic, the Company's forecast for 2020 and 2021 fuel purchases and consumption was significantly reduced, causing the Company to be in an estimated "over-hedged" position for second, third, and fourth quarter 2020, and full year 2021. Therefore, the Company de-designated a portion of its fuel hedges related to these periods, and has reclassified approximately $39 million in losses from AOCI into Other (gains) losses, net, during 2020. The Company did not have any such situations occur during 2019 or 2018.
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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$9	$48	$—	$—
Fuel derivative contracts (gross)	Other assets	121	62	—	—
Interest rate derivative contracts	Other assets	—	2	—	—
Interest rate derivative contracts	Accrued liabilities	—	—	—	5
Interest rate derivative contracts	Other noncurrent liabilities	—	—	6	1
Total derivatives designated as hedges		$130	$112	$6	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$4	$—	$—	$—
Total derivatives		$134	$112	$6	$6
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2020	2019
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$3	$10
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	31	15

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

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$13	$(3)	$10		$48	$(10)	$38
Fuel derivative contracts	Other assets	$121	$(31)	$90	(a)	$62	$(15)	$47	(a)
Interest rate derivative contracts	Other assets	$—	$—	$—	(a)	$2	$—	$2	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2020				December 31, 2019
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$3	$(3)	$—		$10	$(10)	$—
Fuel derivative contracts	Other assets	$31	$(31)	$—	(a)	$15	$(15)	$—	(a)
Interest rate derivative contracts	Accrued liabilities	$—	$—	$—		$5	$—	$5
Interest rate derivative contracts	Other noncurrent liabilities	$6	$—	$6		$1	$—	$1

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income (Loss) for the year ended December 31, 2020 and 2019:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Year ended December 31, 2020			Year ended December 31, 2019
(in millions)	Fuel and oil	Other (gains)/losses, net	Interest expense	Fuel and oil	Interest expense
Total	$70	$39	$6	$48	$29

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	70	39	—	48	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	5

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	11	—	22
Derivatives designated as hedging instruments	—	—	(6)	—	2

Derivatives designated and qualified in cash flow hedging relationships
	Loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2020	2019
Fuel derivative contracts	$80	$90
Interest rate derivatives	26	29
Total	$106	$119

Derivatives not designated as hedges
	Loss recognized in income on derivatives

	Year ended
	December 31,		Location of loss recognized in income on derivatives
(in millions)	2020	2019
Fuel derivative contracts	$1	$—	Other (gains) losses, net
Interest rate derivatives	28	—	Other (gains) losses, net
Total	$29	$—

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2020, 2019, and 2018. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact of premiums paid for fuel derivative contracts and their location within the Consolidated Statement of Income (Loss) during the period the contract settles:

	Premium expense recognized in income on derivatives

	Year ended December 31,			Location of premium expense recognized in income on derivatives

(in millions)	2020	2019	2018
Fuel derivative contracts designated as hedges	$64	$95	$135	Fuel and oil
Fuel derivative contracts not designated as hedges	$34	$—	$—	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of December 31, 2020, recorded in AOCI, were approximately $54 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2020.

Interest Rate Swaps

The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges, and has in the past held interest rate swap agreements that have qualified as fair value hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements have historically qualified for the "shortcut" method of accounting for hedges, which dictated that the hedges were assumed to be perfectly effective, and, thus, there was no ineffectiveness to be recorded in earnings. For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI. The ineffectiveness associated with all of the Company’s interest rate swap agreements for all periods presented was not material.

During first quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements related to a series of 12 Boeing 737 MAX 8 aircraft leases with deliveries originally scheduled between July 2019 and February 2020. These lease contracts exposed the Company to interest rate risk as the rental payments were subject to adjustment and would become fixed based on the 9-year swap rate at the time of delivery. The primary objective of these interest rate derivatives, which qualified as cash flow hedges, was to hedge the forecasted monthly rental payments. These swap agreements provided for a single payment at maturity based upon the change in the 9-year swap rate between the execution date and the termination date. All 12 swap agreements were terminated during third quarter 2019, resulting in $32 million being "frozen" in AOCI. Three of these leased aircraft were received in December 2020 and the remainder are expected to be received during 2021. The earnings impact of the interest rate swaps associated with the aircraft received in 2020 was not material.

During third quarter 2019, the Company entered into 12 separate forward-starting interest rate swap agreements, related to a series of 12 Boeing 737 MAX 8 aircraft leases. The third quarter 2019 swaps contain similar terms as the third quarter 2019 terminated swaps discussed above, except that the related 737 MAX 8 deliveries were scheduled to occur between June 2020 and September 2020. During the year ended December 31, 2020, all 12 of the aircraft leases became no longer probable to be received within the scheduled delivery range. Therefore, the 12 associated swap agreements were de-designated and $31 million was "frozen" in AOCI. Three of these aircraft leases were received in December 2020 and the remainder are expected to be received during 2021. The earnings impact of the interest rate swaps associated with the aircraft received in 2020 was not material. The mark-to-market changes for these swap agreements were recorded in earnings, resulting in a $28 million unrealized loss to Other (gains) and losses, net, in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2020. In addition, the 12 swap agreements were terminated resulting in $59 million paid to the counterparty during 2020.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a liability of $6 million are cash flow hedges and are classified as components of Other noncurrent liabilities. The corresponding offsetting adjustment related to the liability associated with the Company’s cash flow hedges is to AOCI. See Note 13.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2020, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral in its discretion. The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2020, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	Other (a)	Total
Fair value of fuel derivatives	$33	$15	$33	$14	$17	$11	$11	$134
Cash collateral held from CP	34	—	—	—	—	—	—	34
Letters of credit (LC)	—	—	—	—	—	—	—	—
Option to substitute LC for cash	N/A	N/A	(75) to (150) or >(550)(b)	(125) to (150) or >(550)(c)	(c)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	(75) to (150) or >(550)(d)	(125) to (150) or >(550)(d)	>(40)	>(65)(d)
Cash is received from CP	>0(d)	>150(d)	>250(d)	>(125)(d)	>100(d)	>70(d)
Cash can be pledged to CP as collateral	(200) to (600)(e)	N/A	(150) to (550)(b)	(150) to (550)(b)	N/A	N/A
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	(0) to (200) or >(600)	(f)	(0) to (150) or >(550)	(0) to (150) or >(550)	(f)	(f)
Cash is received from CP	(f)	(f)	(f)	(f)	(f)	(f)
Cash can be pledged to CP as collateral	(200) to (600)	N/A	(150) to (550)	(150) to (550)	N/A	N/A

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

12. FAIR VALUE MEASUREMENTS

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

As of December 31, 2020, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments currently consist solely of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 11 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is the same model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and December 31, 2019:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$10,663	$10,663	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	10	—	10	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	46	—	46	—
Time deposits	425	—	425	—
Fuel derivatives:
Option contracts (b)	134	—	—	134
Other available-for-sale securities	259	259	—	—
Total assets	$13,727	$12,722	$871	$134
Liabilities
Interest rate derivatives (see Note 11)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$1,999	$1,999	$—	$—
Commercial paper	535	—	535	—
Certificates of deposit	14	—	14	—
Short-term investments:
Treasury bills	1,196	1,196	—	—
Certificates of deposit	268	—	268	—
Time deposits	60	—	60	—
Interest rate derivatives (see Note 11)	2	—	2	—
Fuel derivatives:
Option contracts (b)	110	—	—	110
Other available-for-sale securities	197	197	—	—
Total assets	$4,381	$3,392	$879	$110
Liabilities
Interest rate derivatives (see Note 11)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 or 2019. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2020 and 2019:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2019	$110
Total (realized or unrealized) losses for the period
Included in earnings	(40)	(a)
Included in other comprehensive loss	(65)
Purchases	129	(b)
Balance at December 31, 2020	$134
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$(15)	(a)
The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2020	$(41)
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Comprehensive Income (Loss).
(b) The purchase of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2018	$138
Total losses (realized or unrealized) included in other comprehensive income (loss)	(112)
Purchases	133	(a)
Sales	(2)	(a)
Settlements	(47)
Balance at December 31, 2019	$110
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2020:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	2021	29-43%	33%
			2022	25-32%	28%
			2023	23-26%	25%
			Beyond 2023	25-26%	25%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2020, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under four of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due 2022	$300	$311	Level 2
Pass Through Certificates due 2022 - 6.24%	137	140	Level 2
4.75% Notes due 2023	1,250	1,362	Level 2
1.25% Convertible Notes due 2025	1,945	3,359	Level 2
5.25% Notes due 2025	1,550	1,799	Level 2
Term Loan Agreement payable through 2025 - 1.65%	119	119	Level 3
3.00% Notes due 2026	300	324	Level 2
Term Loan Agreement payable through 2026 - 1.34%	159	155	Level 3
3.45% Notes due 2027	300	329	Level 2
5.125% Notes due 2027	2,000	2,383	Level 2
7.375% Debentures due 2027	119	145	Level 2
Term Loan Agreement payable through 2028 - 1.65%	184	183	Level 3
2.625% Notes due 2030	500	515	Level 2
1.000% Payroll Support Program Loan due 2030	976	953	Level 3

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2020 and 2019:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(56)	$—	$58	$25	$(7)	$20
Changes in fair value	(117)	(38)	(38)	34	37	(122)
Reclassification to earnings	48	5	—	—	(12)	41
Balance at December 31, 2019	$(125)	$(33)	$20	$59	$18	$(61)
Changes in fair value	(103)	(34)	(63)	32	39	(129)
Reclassification to earnings	109	1	—	—	(25)	85
Balance at December 31, 2020	$(119)	$(66)	$(43)	$91	$32	$(105)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2020:

Year ended December 31, 2020
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$70	Fuel and oil expense
	39	Other (gains) losses, net
	25	Less: Tax expense
	$84	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$85	Net of tax

14. EMPLOYEE RETIREMENT PLANS

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

Amounts associated with the Company's defined contribution plans expensed in 2020, 2019, and 2018, reflected as a component of Salaries, wages, and benefits, were $561 million, $1.2 billion, and $1.0 billion, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation ("APBO") for the years ended December 31, 2020 and 2019:

(in millions)	2020	2019
APBO at beginning of period	$288	$232
Service cost	22	17
Interest cost	10	10
Benefits paid	(10)	(9)
Actuarial loss	63	38
Curtailment	53	—
Special termination benefits	2	—
APBO at end of period	$428	$288

During 2020, the Company recorded a $63 million actuarial loss as an increase to the APBO with an offset to AOCI. This actuarial loss is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial loss was a reduction in the discount rate used, which caused the funded position to deteriorate. During 2020, the Company also recognized a Curtailment charge and Special termination benefit charge as a result of elections to participate in the plan by eligible Employees upon separating from the Company via Voluntary Separation Plan 2020. See Note 2 for further information.

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $24 million in 2021, $25 million in 2022, $24 million in 2023, $24 million in 2024, $26 million in 2025, and $146 million for the next five years thereafter.

The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2020 and 2019.

(in millions)	2020	2019
Funded status	$(428)	$(288)
Unrecognized net actuarial (gain) loss	40	(24)
Unrecognized prior service cost	3	4
Accumulated other comprehensive income (loss)	(43)	20
Consolidated Balance Sheet liability	$(428)	$(288)

The consolidated periodic postretirement benefit cost for the years ended December 31, 2020, 2019, and 2018, included the following:

(in millions)	2020	2019	2018
Service cost	$22	$17	$18
Interest cost	10	10	9
Amortization of prior service cost	1	1	3
Amortization of net gain	—	(2)	—
Curtailment	53	—	—
Special termination benefits	2	—	—
Net periodic postretirement benefit cost	$88	$26	$30

Service cost and Special termination benefits are recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income (Loss). Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2020, 2019, and 2018:

	2020	2019	2018
Weighted-average discount rate	2.45%	3.30%	4.35%
Assumed healthcare cost trend rate (a)	6.75%	7.13%	7.13%

(a)The assumed healthcare cost trend rate is expected to be 6.50% for 2021, then decline gradually to 4.75% by 2028 and remain level thereafter.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate decreased during 2020 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

(in millions)	2020		2019
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,939		$3,096
Prepaid insurance	190		12
Operating lease right-of-use assets	423		293
Other	67		81
Total deferred tax liabilities	3,619		3,482
DEFERRED TAX ASSETS:
Accrued employee benefits	491		346
Rapid rewards loyalty liability	632		305
Operating lease liabilities	443		308
Residual travel funds	117		—
Construction obligation	72		38
Net operating losses and tax credits	60	(a)	8
Other	170		113
Total deferred tax assets	1,985		1,118
Net deferred tax liability	$1,634		$2,364
(a) At December 31, 2020, the Company had approximately $852 million of state net operating loss carryforwards to reduce future state taxable income. These state net operating loss carryforwards will expire in years 2025 - 2040 if unused.

The Company's income tax benefit recorded was 27.8 percent for 2020, which is higher than its tax rate of 22.2 percent for 2019. The higher effective tax rate in 2020 reflects the benefit of carrying back 2020 net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year. The provision (benefit) for income taxes is composed of the following:

(in millions)	2020	2019	2018
CURRENT:
Federal (a)	$(273)	$610	$338
State	(5)	102	60
Change in federal statutory rate (b)	(188)	—	—
Total current	(466)	712	398
DEFERRED:
Federal (a)	(589)	(18)	299
State	(76)	(6)	2
State net operating losses	(51)	—	—
Change in federal statutory tax rate (c)	—	(31)	—
Total deferred	(716)	(55)	301
	$(1,182)	$657	$699
(a) The CARES Act allows entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid, and the Company expects to receive a significant cash tax refund once it completes all the necessary requirements to make the appropriate filings with the IRS.
(b) The benefit is representative of the excess refund generated as the result of carrying the 2020 losses back to a period when the federal statutory tax rate was 35 percent as opposed to the current tax rate of 21 percent.
(c) The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent.

The effective tax rate on Income (loss) before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2020		2019		2018
Tax at statutory U.S. tax rates	$(894)		$621		$664
State income taxes, net of federal benefit	(115)		76		49
Change in federal statutory tax rate	(188)	(a)	(31)	(b)	—
Other, net	15		(9)		(14)
Total income tax provision (benefit)	$(1,182)		$657		$699
(a) The benefit is representative of the excess refund generated as the result of carrying the 2020 losses back to a period when the federal statutory tax rate was 35 percent as opposed to the current tax rate of 21 percent.
(b) The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent.

The only periods subject to examination for the Company’s federal tax return are the 2019 and 2020 tax years. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

16. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2020		December 31, 2019
Trade receivables	$46		$53
Credit card receivables	35		112
Business partners and other suppliers	274		779
Taxes receivable	740	(a)	87
Other	35		55
Accounts and other receivables	$1,130		$1,086

(in millions)	December 31, 2020	December 31, 2019
Derivative contracts	$90	$49
Intangible assets, net	295	296
Other	337	232
Other assets	$722	$577

(in millions)	December 31, 2020	December 31, 2019
Accounts payable trade	$111	$304
Salaries payable	201	231
Taxes payable excluding income taxes	49	227
Aircraft maintenance payable	95	162
Fuel payable	66	129
Dividends payable	—	93
Other payable	409	428
Accounts payable	$931	$1,574

(in millions)	December 31, 2020		December 31, 2019
Extended Emergency Time Off	$393		$—
Voluntary Separation Program 2020	143		—
Profitsharing and savings plans	25		695
Vendor prepayment	600	(b)	—
Vacation pay	436		434
Health	111		120
Workers compensation	161		166
Property and income taxes	84		79
Interest	49		16
Other	257		239
Accrued liabilities	$2,259		$1,749

(in millions)	December 31, 2020	December 31, 2019
Extended Emergency Time Off	$57	$—
Voluntary Separation Program 2020	321	—
Postretirement obligation	428	288
Other deferred compensation	353	313
Other	88	105
Other noncurrent liabilities	$1,247	$706

(a) This amount includes approximately $470 million associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. This amount also includes excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company. See Note 15 for further information.
(b) In fourth quarter 2020, the Company received a $600 million prepayment from Chase for Rapid Rewards points expected to be purchased during 2021, based on cardholder activity on its Visa card associated with its loyalty program. The Company currently expects the majority of this amount to be reclassified to deferred revenue in Air Traffic liability--loyalty during the first half of 2021.

For further information on supplier receivables, see Note 17. For further information on fuel derivative and interest rate derivative contracts, see Note 11.

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Operating expenses.

17.    BOEING 737 MAX AIRCRAFT GROUNDING AND RETURN TO SERVICE

On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground all Boeing MAX aircraft. The Company immediately complied with the order and grounded all 34 MAX aircraft in its fleet. On November 18, 2020, the FAA rescinded the emergency order and issued official requirements to enable U.S. airlines to return the Boeing 737 MAX to service.

The most significant financial impacts of the grounding to the Company were the lost revenues, operating income, and operating cash flows, and delayed capital expenditures, directly associated with its grounded MAX fleet and other new aircraft that have not been able to be delivered. In July 2019, the Boeing Company announced a $4.9 billion after-tax charge for "potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding." In January 2020, the Boeing Company announced an additional pre-tax charge of $2.6 billion related to "estimated potential concessions and other considerations to customers related to the 737 MAX grounding."
During fourth quarter 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but are intended to provide for a substantial portion of the Company’s financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing owned MAX in the Company’s fleet at the time, plus the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the years ended December 31, 2019 and 2020. A total of $428 million in proceeds received in cash from Boeing are reflected within Investing Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020.

The Company is currently working to meet the FAA's official requirements to enable airlines to return the Boeing 737 MAX to service by modifying certain operating procedures, implementing enhanced Pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. The Company has scheduled the MAX return to revenue service on March 11, 2021, after the Company is expected to have met all FAA requirements and all active Pilots are expected to have received updated, MAX-related training. During December 2020, the Company took delivery of seven new leased MAX aircraft from third parties.

During December 2020, the Company entered into the Boeing Agreement to compensate the Company for estimated financial damages incurred during 2020 related to the grounding of the MAX. The terms of the agreement are confidential, but the compensation will be in the form of credit memos taken against future payments due to Boeing as aircraft are delivered in accordance with the amended delivery schedule, or as future progress payments are due. In accordance with applicable accounting principles, the Company will account for substantially all of the compensation received from Boeing as a reduction in cost basis spread across both the existing owned MAX in the Company’s fleet, plus the Company’s future firm aircraft deliveries from Boeing as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the year ended December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its leases in 2019 due to the modified retrospective adoption of ASU 2016-02, Leases (Topic 842).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Southwest Rapid Rewards loyalty program spoilage
Description of the Matter	As explained in Notes 1 and 6 to the consolidated financial statements, the Company recognizes revenue associated with award flights taken by Southwest Rapid Rewards loyalty program members upon the redemption of loyalty points. The Company estimates the portion of loyalty points that will not be redeemed (spoilage) in estimating the revenue to recognize each period. The Company uses a predictive statistical model that considers the member’s past behavior, as well as several other attributes related to the member’s account that management believes are indicative of the likelihood of future point redemption, to estimate the amount of spoilage. These other attributes include, but are not limited to, tenure with the program, loyalty points accrued in the program, and points redeemed in the program.

Auditing the Company’s estimate of spoilage for loyalty points requires significant judgment due to the complexity of the predictive statistical model and the subjectivity related to the assumptions that are used by management to estimate the likelihood of a member’s future point redemption. Additionally, due to the magnitude of the Company’s liability for loyalty benefits, changes in customer behavior and/or expected future redemption patterns could result in significant variations in the pattern of passenger revenue recognition.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the spoilage estimate, including the statistical model, significant underlying assumptions selected by management and the data inputs used in the statistical model.

To test the Company’s use of the predictive statistical model, we involved our internal specialists to assist in our evaluation of the Company’s methodology and the appropriateness of the predictive attributes described above. Our internal specialists also performed corroborative calculations of the resulting estimated spoilage rates. Additionally, we tested the completeness and accuracy of the data used in the predictive statistical model.

Valuation of financial derivative instruments
Description of the Matter	As explained in Notes 1, 11, and 12 to the financial statements, the Company’s fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange and require the Company to estimate their fair values. The fair value of fuel option contracts are determined using option pricing models with inputs about commodity prices, strike prices, risk-free interest rates, term to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3 fair value measures. The Company analyzes volatility information for reasonableness and compares it to similar information received from external sources and limited observable market data. The fair value of the option contracts considers both the intrinsic value and any remaining time value associated with the derivatives that have not settled.

Auditing the fair value measurement of fuel option contracts is complex and requires significant judgment in order to evaluate the application of the option pricing model and evaluating the reasonableness of the unobservable input of implied volatility used in the fair value measurement of the Company’s fuel option contracts.

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
February 8, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 8, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
February 8, 2021

QUARTERLY FINANCIAL DATA
(unaudited)

	Three months ended
(in millions except per share amounts)	March 31	June 30	Sept. 30	Dec. 31
2020
Operating revenues	$4,234	$1,008	$1,793	$2,013
Operating income (loss)	(110)	(1,127)	(1,411)	(1,169)
Income (loss) before income taxes	(144)	(1,239)	(1,542)	(1,331)
Net income (loss)	(94)	(915)	(1,157)	(908)
Net income (loss) per share, basic	(0.18)	(1.63)	(1.96)	(1.54)
Net income (loss) per share, diluted	(0.18)	(1.63)	(1.96)	(1.54)

	March 31	June 30	Sept. 30	Dec. 31
2019
Operating revenues	$5,149	$5,909	$5,639	$5,729
Operating income	505	968	819	665
Income before income taxes	504	968	819	666
Net income	387	741	659	514	(a)
Net income per share, basic	0.70	1.37	1.24	0.98	(a)
Net income per share, diluted	0.70	1.37	1.23	0.98	(a)

(a) In addition to the ongoing impact of the Boeing 737 MAX aircraft ("MAX") grounding that impacted all four quarters of 2019, fourth quarter 2019 also included the impact of the pre-tax $124 million discretionary, special profitsharing award accrual authorized by the Company's Board of Directors during fourth quarter 2019 for compensation received from Boeing related to the Company's estimated 2019 financial damages related to the grounding of the Boeing 737 MAX. See Note 17 to the Consolidated Financial Statements for further information on the MAX groundings. The impact of this accrual resulted in a decrease to Net income of approximately $97 million and reduced Basic and Diluted net income per share by approximately $.18 for the fourth quarter 2019.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,961,803	(1)	$—	(2)	24,847,896	(3)
Equity Compensation Plans not Approved by Security Holders	1,800		$9.00		—
Total	1,963,603		$—	(2)	24,847,896

(1)Restricted share units settleable in shares of the Company’s common stock.
(2)Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.
(3)     Of these shares, (i) 5,962,331 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 18,885,565 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,098,469 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

See Note 10 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, the number of shares of common stock subject to an outstanding option, and the number of restricted share units granted shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.3
Indenture dated as of February 25, 1997, between the Company and U.S. Trust Company of Texas, N.A. (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-7259)).

4.4
First Supplemental Indenture, dated May 1, 2020, between the Company and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 1, 2020 (File No. 1-7259)).

4.5	Description of Common Stock (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-7259)).

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

10.2
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 1, 2011 (File No. 1-7259)). (2)

10.3
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.4
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.5
Southwest Airlines Co. 2002 SWAPIA Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed October 30, 2002 (File No. 333-100862)).

10.6	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)

10.7
Southwest Airlines Co. 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Stock Option Grant (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-7259)). (2)

10.8	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.9
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

10.12
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.13
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.13(a)	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (effective 2021). (2)

10.14
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

10.15
First Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, among Southwest Airlines Co., the banks party thereto, J.P. Morgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and J.P. Morgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of March 30, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

10.16
Second Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, among Southwest Airlines Co., the banks party thereto, J.P. Morgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and J.P. Morgan Chase Bank, N.A., and Citibank, N.A., as Co-Administrative Agents, dated as of November 23, 2020.

10.17
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-7259)); Supplemental Agreement No. 1 (incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 2 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-7259)); Supplemental Agreement No. 3 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-7259)); Supplemental Agreement No. 4 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-7259)); Supplemental Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-7259)); Supplemental Agreement No. 6 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 7 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-KLK-0059R3 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)); Supplemental Agreement No. 8 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-7259)); Supplemental Agreement No. 9 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)); Supplemental Agreement No. 10 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-LA-1808800 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-MISC-2001512 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CJM-039 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)). (1)

10.18	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.19
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of January 1, 2018) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (2)

10.20
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.20(a)	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (effective 2021). (2)

10.21
Payroll Support Program Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

10.22
Warrant Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

10.23
Promissory Note, from Southwest Airlines Co. to the United States Department of the Treasury, dated April 20, 2020 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

10.24
Payroll Support Program Extension Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated January 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2021 (file No. 1-7259)).

10.25
Warrant Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated January 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 15, 2021 (file No. 1-7259)).

10.26
Promissory Note, from Southwest Airlines Co. to the United States Department of the Treasury, dated January 15, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 15, 2021 (file No. 1-7259)).

10.27	Form of Performance-Based Cash Award and Terms and Conditions. (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.
(2)Management contract or compensatory plan or arrangement.
(3)This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
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

SOUTHWEST AIRLINES CO.

February 8, 2021	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 8, 2021, on behalf of the registrant and in the capacities indicated.

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