Form 10-Q
period 2021-03-31
SOUTHWEST AIRLINES CO
filed 2021-04-27
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on April 23, 2021: 591,376,576

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2021 and 2020
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,971	$11,063
Short-term investments	2,377	2,271
Accounts and other receivables	937	1,130
Inventories of parts and supplies, at cost	448	414
Prepaid expenses and other current assets	367	295
Total current assets	16,100	15,173

Property and equipment, at cost:
Flight equipment	20,876	20,877
Ground property and equipment	6,111	6,083
Deposits on flight equipment purchase contracts	53	305
Assets constructed for others	341	309
	27,381	27,574
Less allowance for depreciation and amortization	11,733	11,743
	15,648	15,831
Goodwill	970	970
Operating lease right-of-use assets	2,032	1,892
Other assets	743	722
	$35,493	$34,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,094	$931
Accrued liabilities	1,665	2,259
Current operating lease liabilities	292	306
Air traffic liability	4,906	3,790
Current maturities of long-term debt	225	220
Total current liabilities	8,182	7,506

Long-term debt less current maturities	10,546	10,111
Air traffic liability - noncurrent	2,826	3,343
Deferred income taxes	1,660	1,634
Construction obligation	341	309
Noncurrent operating lease liabilities	1,722	1,562
Other noncurrent liabilities	1,123	1,247
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,220	4,191
Retained earnings	14,912	14,777
Accumulated other comprehensive loss	(60)	(105)
Treasury stock, at cost	(10,867)	(10,875)
Total stockholders' equity	9,093	8,876
	$35,493	$34,588
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2021	2020
OPERATING REVENUES:
Passenger	$1,712	$3,845
Freight	43	39
Other	297	350
Total operating revenues	2,052	4,234

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	1,571	1,854
Payroll support and voluntary Employee programs, net	(1,448)	—
Fuel and oil	469	870
Maintenance materials and repairs	173	272
Landing fees and airport rentals	313	339
Depreciation and amortization	312	311
Other operating expenses	463	698
Total operating expenses, net	1,853	4,344

OPERATING INCOME (LOSS)	199	(110)

OTHER EXPENSES (INCOME):
Interest expense	114	28
Capitalized interest	(11)	(5)
Interest income	(2)	(17)
Other (gains) losses, net	(48)	28
Total other expenses (income)	53	34

INCOME (LOSS) BEFORE INCOME TAXES	146	(144)
PROVISION (BENEFIT) FOR INCOME TAXES	30	(50)

NET INCOME (LOSS)	$116	$(94)

NET INCOME (LOSS) PER SHARE, BASIC	$0.20	$(0.18)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.19	$(0.18)

COMPREHENSIVE INCOME (LOSS)	$180	$(219)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	591	515
Diluted	609	515
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments (See Note 1)	—	—	19	(19)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	8	—
Share-based compensation	—	14	—	—	—	14
Stock warrants	—	23	—	—	—	23
Comprehensive income	—	—	116	64	—	180
Balance at March 31, 2021	$888	$4,220	$14,912	$(60)	$(10,867)	$9,093

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	6	(2)
Share-based compensation	—	9	—	—	—	9
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Comprehensive loss	—	—	(94)	(125)	—	(219)
Balance at March 31, 2020	$808	$1,582	$17,757	$(186)	$(10,886)	$9,075
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$116	$(94)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	312	311
Unrealized/realized (gain) loss on fuel derivative instruments	(7)	2
Deferred income taxes	5	(49)
Changes in certain assets and liabilities:
Accounts and other receivables	(234)	183
Other assets	(11)	58
Accounts payable and accrued liabilities	(66)	(1,291)
Air traffic liability	599	701
Other liabilities	(122)	(132)
Cash collateral received from (provided to) derivative counterparties	38	(5)
Other, net	15	(61)
Net cash provided by (used in) operating activities	645	(377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95)	(224)
Supplier proceeds	—	300
Purchases of short-term investments	(1,324)	(1,029)
Proceeds from sales of short-term and other investments	1,218	948
Net cash used in investing activities	(201)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	500
Proceeds from term loan credit facility	—	1,000
Proceeds from revolving credit facility	—	1,000
Proceeds from Payroll Support Program loan and warrants	511	—
Proceeds from Employee stock plans	13	11
Repurchase of common stock	—	(451)
Payments of long-term debt and finance lease obligations	(67)	(78)
Payments of cash dividends	—	(188)
Other, net	7	(20)
Net cash provided by financing activities	464	1,774
NET CHANGE IN CASH AND CASH EQUIVALENTS	908	1,392
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,063	2,548
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,971	$3,940

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$17	$14
Income taxes	$1	$5

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use assets acquired under operating leases	$218	$25
Assets constructed for others	$32	$34
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2021 and 2020 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, beginning in early 2020, as a result of the COVID-19 pandemic, the Company's results have not been in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2021. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
In the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), for the three months ended March 31, 2021, Payroll support and voluntary Employee programs, net, includes the correction of previously underaccrued payroll tax credits, related to fourth quarter 2020, of $88 million, pre-tax. Other gains and losses, net, includes gains of $60 million, pre-tax, to correct investment gains related to prior periods previously recorded in Accumulated other comprehensive income (loss) ("AOCI").

In the unaudited Condensed Consolidated Statement of Stockholders' Equity, for the three months ended March 31, 2021, the Company recorded a decrease of $19 million, net of tax, in AOCI and a corresponding increase in Retained earnings to correct the amount of the impact of the cumulative effect of adopting Accounting Standard Update ("ASU") 2016-01, Financial Instruments in 2018.

These corrections are not considered material to prior period financial statements and are not expected to be material to the full year 2021 financial statements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company saw a negative impact on bookings for future travel throughout 2020. The Company proactively canceled a significant portion of its scheduled flights in March 2020 and continued adjusting capacity throughout 2020, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience significant negative impacts to passenger demand and bookings through first quarter 2021 due to the pandemic.

In April 2020, the Company entered into definitive documentation with the United States Department of Treasury ("Treasury") with respect to funding support pursuant to the Payroll Support Program ("Payroll Support") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). During 2020, the Company received a total of $3.4 billion of relief funds under the CARES Act. As consideration for the Payroll Support, the Company issued a promissory note in favor of Treasury and entered into a warrant agreement with Treasury, pursuant to which the Company agreed to issue warrants to purchase common stock of the Company to Treasury. During 2020, the Company provided the promissory note in the aggregate amount of $976 million and issued warrants valued at a total of $40 million to purchase up to an aggregate of 2.7 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the warrants. Payroll Support funds were used solely to pay qualifying employee salaries, wages, and benefits.

On January 15, 2021, the Company entered into definitive documentation with Treasury with respect to funding support under the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension"). Payroll Support Program Extension funds were used solely to pay qualifying employee wages and benefits. As of March 31, 2021, the Company had received $1.7 billion associated with the Payroll Support Program Extension. As consideration for the Payroll Support Program Extension, the Company issued a promissory note (the "PSP2 Note") in favor of Treasury and entered into a warrant agreement (the "PSP2 Warrant Agreement") with Treasury pursuant to which the Company agreed to issue warrants (each, a "PSP2 Warrant") to purchase common stock of the Company to Treasury. As of March 31, 2021, the Company had provided a PSP2 Note in the aggregate amount of $488 million and issued PSP2 Warrants valued at a total of $23 million to purchase up to an aggregate of 1.1 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the PSP2 Warrants. Pursuant to the terms of the Payroll Support Program Extension, the payroll support funds could only be utilized to pay qualifying salaries, wages, and benefits, as defined. As of March 31, 2021, excluding the $488 million PSP2 Note and value allocated to the PSP2 Warrants, all Payroll Support Program Extension funds received had been allocated to reduce eligible costs in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021.

On April 23, 2021, the Company received an additional $259 million related to the Payroll Support Program Extension, for which the Company provided Treasury consideration in the form of an increase of the PSP2 Note in an amount of $78 million and a PSP2 Warrant to purchase up to 168 thousand shares of the Company's common stock under the PSP2 Warrant Agreement. The grant portion of the payroll support funds will be allocated to reduce qualifying employee salaries, wages, and benefits during second quarter 2021. After taking into account the additional support under the Payroll Support Program Extension, the Company has received $2.0 billion of payroll support under the Payroll Support Program Extension, for which the Company has provided Treasury with a PSP2 Note in the aggregate amount of $566 million and PSP2 Warrants to purchase up to 1.2 million shares of the Company's common stock.

The PSP2 Note matures in full on January 15, 2031, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. The Company has an option to prepay the PSP2 Note at any time without premium or penalty. Amounts outstanding under the PSP2 Note bear interest at a rate of 1.00 percent before January 15, 2026, and, afterwards, at a rate equal to the Secured Overnight Financing Rate or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The PSP2 Note contains customary representations and warranties and events of default.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Also under the terms of the Payroll Support (discussed above) and Payroll Support Program Extension, the Company is prohibited from repurchasing its common stock and from paying dividends with respect to its common stock through March 31, 2022.

The PSP2 Warrant Agreement sets out the Company’s obligations to issue PSP2 Warrants in connection with disbursements of funding support pursuant to the Payroll Support Program Extension and to file or designate a resale shelf registration statement for the PSP2 Warrants and the underlying shares of common stock. The Company has also granted Treasury certain demand underwritten offering and piggyback registration rights with respect to the PSP2 Warrants and the underlying common stock. Each PSP2 Warrant is exercisable at a strike price of $46.28 per share of common stock and will expire on the fifth anniversary of the issue date of such PSP2 Warrant. The PSP2 Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The PSP2 Warrants include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions. The PSP2 Warrants do not have voting rights.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which includes provisions for an expected $14 billion of further payroll support ("PSP3 Payroll Support") for eligible U.S. airlines (the "PSP3 Payroll Support Program"). On April 23, 2021, the Company finalized an agreement with Treasury in which the Company is expected to receive an aggregate of approximately $1.9 billion in PSP3 Payroll Support funds that will be used to pay qualifying employee salaries, wages, and benefits through at least September 30, 2021. The Company received an initial installment of $926 million on April 23, 2021, and expects to receive the remainder of PSP3 Payroll Support funds during second quarter 2021.

As consideration for the PSP3 Payroll Support, on April 23, 2021, the Company issued a promissory note (the "PSP3 Note") in favor of Treasury and entered into a warrant agreement with Treasury (the "PSP3 Warrant Agreement"), pursuant to which the Company agreed to issue warrants (each, a "PSP3 Warrant") to purchase common stock of the Company to Treasury. The PSP3 Note was issued for $248 million and the Company issued a PSP3 Warrant valued at a total of $9 million to purchase up to an aggregate of 424 thousand shares of the Company's common stock, subject to adjustment pursuant to the terms of the PSP3 Warrant. Upon each subsequent disbursement of PSP3 Payroll Support to the Company after April 23, 2021, (i) the principal amount of the PSP3 Note will automatically be increased in an amount equal to 30 percent of any such disbursement and (ii) the Company will issue an additional PSP3 Warrant to Treasury in an amount equal to 10 percent of the principal amount of the increase to the PSP3 Note in connection with such disbursement of PSP3 Payroll Support, divided by the strike price of $58.51 (which was the closing price of the Company's common stock on March 10, 2021). The PSP3 Payroll Support funds received can only be utilized to pay qualifying salaries, wages, and benefits, as defined. Excluding the amounts allocated to the PSP3 Note and value allocated to the PSP3 Warrants, all PSP3 Payroll Support funds received are expected to be allocated to reduce eligible costs in the year ended December 31, 2021. The Company currently expects the grant portion of the direct payroll support of $1.3 billion will be classified as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

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

In conjunction with Voluntary Separation Program 2020, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years. Approximately 11,000 Employees participated in the Extended ETO program, and 8,164 Employees remained on Extended ETO leave as of March 31, 2021. Employees taking Extended ETO do not perform any work for the Company and are considered inactive while on leave, but do get paid a portion of their wages and continue to receive all associated benefits, as well as accrue service credit for all benefits. Contract employees who elected to take Extended ETO for periods between 12 and 18 months and had 10 or more years of service were given the opportunity to convert to the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Voluntary Separation Program 2020 beginning on September 1, 2020, until up to 90 days before the end of their respective Extended ETO term.

The purpose of Voluntary Separation Program 2020 and Extended ETO is to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in ASC Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program 2020 or Extended ETO offers, which have been reduced as program benefits are paid. During first quarter 2021, the Company determined that it was no longer probable that a portion of the Employees remaining on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a $141 million credit to expense. In addition, the Company continues to be subject to overstaffing levels in certain workgroups and locations, and offered some of the Employees on Extended ETO the opportunity to extend their leave periods by one, two, or three months. Based on the acceptances received, the Company accrued an additional $26 million in expense associated with the program. Both of these items are classified within Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), and are in addition to the allocation of the Payroll Support Program Extension funds utilized to fund salaries, wages, and benefits, which totaled $1.2 billion during first quarter 2021.

The Company accrued expense totaling $620 million for its Extended ETO program in 2020, and considering the adjustments described above, as well as payments subsequently made, $190 million remains accrued as of March 31, 2021. The balance consists of future wages and benefits for the Employees that will not be working during their leave. The Company accrued amounts for up to the first 18 months from inception for all Employees that elected Extended ETO, but did not include amounts related to Pilots for periods beyond February 2022, based on the uncertainty of the Company's future capacity levels, and because it is not currently probable that such Employees will not be recalled to work beyond that timeframe. Therefore, future adjustments to the amounts accrued may become necessary at a later date. For both the Voluntary Support Program 2020 and Extended ETO programs combined, approximately $188 million of the liability balances were relieved during first quarter 2021 through payments to Employees, leaving a balance of $611 million as of March 31, 2021.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of March 31, 2021, 66 aircraft remained in temporary or long-term storage. Given the current expectation that these aircraft have been placed in storage temporarily, the Company has continued to record depreciation expense associated with them.

3.    NEW ACCOUNTING PRONOUNCEMENTS

On January 7, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from LIBOR to new reference rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard is effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company is currently evaluating its contracts that reference LIBOR and the potential impacts of applying the optional temporary guidance under this standard. There were no LIBOR-related contract modifications during first quarter 2021, and the Company will provide additional information about the transition to new reference rates for affected contracts and adoption of this standard at a future date, if material.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021. Companies may elect early adoption for periods beginning no earlier than December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company plans to adopt this standard as of January 1, 2022. Upon adoption, the Company will reclassify the remaining equity component from Additional paid-in capital to Long-term debt associated with its convertible notes, and no longer record amortization of the debt discount to Interest expense. The computation of diluted net income (loss) per share will be affected in the numerator as the Company will no longer record the debt discount amortization in Interest expense and may have to add back Interest expense to the numerator. The denominator could also be affected as the Company will be required to use the if-converted method to calculate diluted shares.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

As of March 31, 2021, the Company had fuel derivative instruments in place to provide coverage in future periods at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	March 31, 2021	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2021
Remainder of 2021	962	WTI crude oil and Brent crude oil
2022	1,220	WTI crude oil and Brent crude oil
2023	643	WTI crude oil and Brent crude oil
Beyond 2023	106	WTI crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices and the Company's flight schedule fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Qualification is re-evaluated quarterly, and all periodic changes in fair value of the derivatives designated as hedges are recorded in AOCI until the underlying jet fuel is consumed. See Note 5.

If a derivative ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2021	12/31/2020	3/31/2021	12/31/2020
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$58	$9	$—	$—
Fuel derivative contracts (gross)	Other assets	182	121	—	—
Interest rate derivative contracts	Other assets	6	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	6
Total derivatives designated as hedges		$246	$130	$—	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$9	$4	$—	$—
Total derivatives		$255	$134	$—	$6
(a) Represents the position of each trade before consideration of offsetting positions with each counterparty and does not include the impact of cash collateral deposits provided to or received from counterparties. See discussion of credit risk and collateral following in this Note 4.

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2021	2020
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$15	$3
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	57	31

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of March 31, 2021, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$67	$(15)	$52		$13	$(3)	$10
Fuel derivative contracts	Other assets	$182	$(57)	$125	(a)	$121	$(31)	$90	(a)
Interest rate derivative contracts	Other assets	$6	$—	$6	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$15	$(15)	$—		$3	$(3)	$—
Fuel derivative contracts	Other assets	$57	$(57)	$—	(a)	$31	$(31)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$—	$—	$—		$6	$—	$6
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended March 31, 2021			Three months ended March 31, 2020
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$16	$6	$1	$22	$2	$2

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	16	6	—	22	2	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	—	—

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	—	—	—	4
Derivatives designated as hedging instruments	—	—	—	—	—	(2)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2021	2020
Fuel derivative contracts	$(84)	$84
Interest rate derivatives	(9)	32
Total	$(93)	$116

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	March 31,
(in millions)	2021	2020
Fuel derivative contracts	$(5)	$—	Other (gains) losses, net
Interest rate derivatives	—	24	Other (gains) losses, net
Total	$(5)	$24

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2021 and 2020. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	March 31,
(in millions)	2021	2020
Fuel derivative contracts designated as hedges	$14	$24	Fuel and oil
Fuel derivative contracts not designated as hedges	11	—	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized losses from fuel hedges as of March 31, 2021, recorded in AOCI, were approximately $19 million in net unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2021.

Interest Rate Swaps
The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges, and has in the past held interest rate swap agreements that have qualified as fair value hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the "shortcut" method of accounting for hedges, which dictated that the hedges were assumed to be perfectly effective, and, thus, there was no ineffectiveness to be recorded in earnings.

During 2019, the Company had entered into forward-starting interest rate swap agreements related to a series of 12 Boeing 737 MAX 8 aircraft leases originally scheduled to be received between July 2019 and February 2020. These lease contracts exposed the Company to interest rate risk as the rental payments were subject to adjustment and would become fixed based on the 9-year swap rate at the time of delivery. As a result of the grounding of the MAX aircraft, those deliveries were significantly delayed. These original agreements were subsequently terminated in third quarter 2019, and the Company entered into new interest rate swap agreements based on revised expected aircraft delivery dates. As the revised delivery dates were also not met, these subsequent agreements were subsequently de-designated as hedges and the agreements terminated. The Company received three of the twelve aircraft in December 2020, and an additional eight aircraft in first quarter 2021. The remaining delivery is expected during third quarter 2021. As a result of the discontinued hedges, the Company had cumulative losses "frozen" in AOCI, which are being recognized in earnings over the 9-year lease terms of each aircraft upon delivery. Therefore, the Company has reclassified approximately $1 million in losses from AOCI into Other operating expenses, in the unaudited Condensed Consolidated Statement of Income (Loss) for the three months ended March 31, 2021. No such reclassifications occurred in 2020. The cumulative amounts remaining in AOCI as of March 31, 2021, associated with future aircraft deliveries, was $62 million.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2021, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$60	$28	$60	$28	$30	$21	$18	$4	$249
Cash collateral held from CP	72	—	—	—	—	—	—	—	72
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
(a) Individual counterparties with fair value of fuel derivatives < $4 million.
(b) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in millions)	2021	2020
NET INCOME (LOSS)	$116	$(94)
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $30 and ($19)	101	(65)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $3 and ($10)	10	(32)
Other, net of deferred taxes of ($13) and ($9)	(47)	(28)
Total other comprehensive income (loss)	$64	$(125)
COMPREHENSIVE INCOME (LOSS)	$180	$(219)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2021:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other		Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$(119)	$(66)	$(43)	$91		$32	$(105)
Cumulative effect of adopting ASU 2016-01 as of January 1, 2018 — See Note 1	—	—	—	(31)		12	(19)
Changes in fair value	109	12	—	—		(28)	93
Reclassification to earnings	22	1	—	(60)	(a)	8	(29)
Balance at March 31, 2021	$12	$(53)	$(43)	$—		$24	$(60)
(a) Investment gains related to prior periods that were reclassified from AOCI into Other (gains) losses, net. See Note 1.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2021:

Three months ended March 31, 2021
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$16	Fuel and oil expense
	6	Other (gains) losses, net
	5	Less: Tax expense
	$17	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Other operating expenses
	—	Less: Tax expense
	$1	Net of tax
Unrealized gain on deferred compensation plan investment (See Note 1)	$(60)	Other (gains) losses, net
	(13)	Less: Tax expense
	$(47)	Net of tax

Total reclassifications for the period	$(29)	Net of tax

6.    REVENUE

Passenger Revenues
Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31,
(in millions)	2021	2020
Passenger non-loyalty	$1,354	$3,220
Passenger loyalty - air transportation	278	461
Passenger ancillary sold separately	80	164
Total passenger revenues	$1,712	$3,845

As of March 31, 2021, and December 31, 2020, the components of Air traffic liability and Air traffic liability - noncurrent, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2021	December 31, 2020
Air traffic liability - passenger travel and ancillary passenger services	$3,109	$2,686
Air traffic liability - loyalty program	4,623	4,447
Total Air traffic liability	$7,732	$7,133

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2021 and March 31, 2020 were as follows (in millions):

	Three months ended March 31,
	2021	2020
Air traffic liability - loyalty program - beginning balance	$4,447	$3,385
Amounts deferred associated with points awarded	466	656
Revenue recognized from points redeemed - Passenger	(278)	(461)
Revenue recognized from points redeemed - Other	(12)	(19)
Air traffic liability - loyalty program - ending balance	$4,623	$3,561

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2021 and March 31, 2020 were as follows (in millions):

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	2,324
Revenue from amounts included in contract liability opening balances	(743)
Revenue from current period sales	(982)
Balance at March 31, 2021	$7,732

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	4,565
Revenue from amounts included in contract liability opening balances	(1,949)
Revenue from current period sales	(1,915)
Balance at March 31, 2020	$6,211

During 2020, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held by the Company, net of spoilage, that can be redeemed for future travel as of March 31, 2021, represents approximately 22 percent of the total Air traffic liability balance at March 31, 2021, as compared to approximately 28 percent of the total Air traffic liability balance at December 31, 2020. Both of these recent periods represent a significantly higher portion than the approximate 2 percent of the Air traffic liability balance that Customer funds made up as of December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company has significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or that would have otherwise expired between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. At March 31, 2021, $1.8 billion of Customer travel funds remain in Air traffic liability with a September 7, 2022 expiration date. The Company has limited data available to predict the occurrence or timing of performance obligation satisfaction on these funds due to certain constraints including, but not limited to, consumer confidence, economic health, vaccines, and uncertainty regarding customer travel fund redemption patterns for funds that live longer than 12 months as this is unprecedented in Company history. As a result, recognition of these travel funds as flown revenue, refunds, or spoilage revenue will likely be more volatile from period to period compared to what previous Customer behavior may indicate, as cumulative revenue recognized is constrained to amounts that are not probable of being reversed. Despite the possibility that some of these travel funds may be redeemed beyond the following twelve-month period, the Company has continued to classify them as "current" in the accompanying unaudited Condensed Consolidated Balance Sheet as they remain a demand liability and the Company has limited data to enable it to accurately estimate the portion that will not be redeemed for travel in the subsequent twelve months.

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

The Company has a co-branded credit card agreement (the “Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of the brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In 2018, Chase and Southwest executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended March 31, 2021 and March 31, 2020, the Company recognized $280 million and $321 million, respectively.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts). An immaterial number of shares related to the Company's restricted stock units were excluded from the denominator for both periods presented, because inclusion of such shares would be antidilutive.

	Three months ended March 31,
	2021	2020
NUMERATOR:
Net income (loss)	$116	$(94)

DENOMINATOR:
Weighted-average shares outstanding, basic	591	515
Dilutive effects of convertible notes (a)	16	—
Dilutive effect of stock warrants	1	—
Dilutive effect of restricted stock units	1	—
Adjusted weighted-average shares outstanding, diluted	609	515

NET INCOME (LOSS) PER SHARE:
Basic	$0.20	$(0.18)
Diluted	$0.19	$(0.18)

(a) Because the Company intends to settle conversions by paying cash up to the principal amount of the convertible notes, with any excess conversion value settled in shares of common stock, the convertible notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share, and the Company reports Net income for the given period. For the three months ended March 31, 2021, the average market price of the Company's common stock exceeded this conversion price per share and as such, the common shares underlying the convertible notes were included in the diluted calculation. See Note 8 for further information on the convertible notes.

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

As of March 31, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments in equity securities with readily determinable market values associated with the Company’s excess benefit plan.

The Company’s fuel and interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments currently consist solely of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 4 for further information on the Company’s

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is a similar model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources, but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and December 31, 2020:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$11,600	$11,600	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	6	—	6	—
Time deposits	275	—	275	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	27	—	27	—
Time deposits	550	—	550	—
Fuel derivatives:
Option contracts (b)	249	—	—	249
Interest rate derivatives (see Note 4)	6	—	6	—
Other available-for-sale securities	240	240	—	—
Total assets	$14,843	$13,640	$954	$249
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$10,663	$10,663	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	10	—	10	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	46	—	46	—
Time deposits	425	—	425	—
Fuel derivatives:
Option contracts (b)	134	—	—	134
Other available-for-sale securities	259	259	—	—
Total assets	$13,727	$12,722	$871	$134
Liabilities
Interest rate derivatives (see Note 4)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2021, or the year ended December 31, 2020. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2020	$134
Total gains (losses) for the period
Included in earnings	(1)	(a)
Included in other comprehensive income	117
Settlements	(1)
Balance at March 31, 2021	$249
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$(2)	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021	$116
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2021:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Second quarter 2021	22-46%	32%
			Third quarter 2021	30-40%	33%
			Fourth quarter 2021	29-36%	31%
			2022	25-34%	29%
			2023	23-26%	25%
			Beyond 2023	23-25%	24%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2021, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. Debt under five of the Company’s debt agreements is not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due 2022	$300	$309	Level 2
Pass Through Certificates due 2022 - 6.24%	105	107	Level 2
4.75% Notes due 2023	1,250	1,350	Level 2
1.25% Convertible Notes due 2025	1,963	3,968	Level 2
5.25% Notes due 2025	1,550	1,765	Level 2
Term Loan Agreement payable through 2025 - 1.59%	112	112	Level 3
3.00% Notes due 2026	300	317	Level 2
Term Loan Agreement payable through 2026 - 1.34%	159	157	Level 3
3.45% Notes due 2027	300	318	Level 2
5.125% Notes due 2027	2,000	2,301	Level 2
7.375% Debentures due 2027	119	145	Level 2
Term Loan Agreement payable through 2028 - 1.60%	178	177	Level 3
2.625% Notes due 2030	500	492	Level 2
1.000% Payroll Support Program Loan due 2030	976	941	Level 3
1.000% Payroll Support Program Loan due 2031	488	460	Level 3

Convertible Notes

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of 1.250% Convertible Senior Notes due 2025 (the “Convertible Notes”).

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

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes. The carrying amount of the equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes, which was determined to be $403 million. The equity component is not remeasured as long as it continues to meet the conditions for equity classification, which it had as of March 31, 2021, and December 31, 2020. The following table details the liability component recognized related to the Convertible Notes as of March 31, 2021, and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
Liability component:
Principal amount	$2,300	$2,300
Unamortized debt discount	(337)	(355)
Net carrying amount	$1,963	$1,945

The effective interest rate on the liability component approximates 5.2 percent for the three months ended March 31, 2021. The Company recognized $28 million of interest expense associated with the Convertible Notes during the three months ended March 31, 2021, including $19 million of non-cash amortization of the debt discount, $2 million of non-cash amortization of debt issuance costs, and $7 million of contractual coupon interest. The

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

unamortized debt discount and issuance costs will be recognized as non-cash interest expense over the 5-year term of the notes, through May 1, 2025.

As of March 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $881 million, using the average stock price for the three months ended March 31, 2021. The Convertible Notes did not meet the criteria to be converted throughout first quarter 2021. However, the conversion criteria were subsequently met, and holders of the Convertible Notes are able to convert during the calendar quarter beginning April 1, 2021.

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2021	December 31, 2020
Trade receivables	$59	$46
Credit card receivables	92	35
Business partners and other suppliers (a)	73	274
Taxes receivable (b)	705	740
Other	8	35
Accounts and other receivables	$937	$1,130

(in millions)	March 31, 2021	December 31, 2020
Derivative contracts	$131	$90
Intangible assets, net	295	295
Other	317	337
Other assets	$743	$722

(in millions)	March 31, 2021	December 31, 2020
Accounts payable trade	$169	$111
Salaries payable	197	201
Taxes payable excluding income taxes	190	49
Aircraft maintenance payable	83	95
Fuel payable	98	66
Other payable	357	409
Accounts payable	$1,094	$931

(in millions)	March 31, 2021	December 31, 2020
Extended Emergency Time Off	$190	$393
Voluntary Separation Program 2020	124	143
Profitsharing and savings plans	46	25
Vendor prepayment (a)	277	600
Vacation pay	443	436
Health	109	111
Workers compensation	163	161
Property and income taxes	80	84
Interest	111	49
Other	122	257
Accrued liabilities	$1,665	$2,259

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	March 31, 2021	December 31, 2020
Extended Emergency Time Off	$—	$57
Voluntary Separation Program 2020	297	321
Postretirement obligation	430	428
Other deferred compensation	319	353
Other	77	88
Other noncurrent liabilities	$1,123	$1,247
(a) In fourth quarter 2020, the Company received a $600 million prepayment from Chase for Rapid Rewards points expected to be purchased during 2021, based on cardholder activity on the Visa credit card associated with its loyalty program. During first quarter 2021, $323 million was reclassified to deferred revenue in Air Traffic liability--loyalty (including $106 million that would have been a receivable from business partners as of March 31, 2021), and the remainder is expected to be reclassified during second quarter 2021.
(b) Both periods include approximately $470 million associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. This amount also includes excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company.

For further information on fuel derivative and interest rate derivative contracts, see Note 4.

Other Operating Expenses
Other operating expenses consists of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses for the three months ended March 31, 2021.

10.    COMMITMENTS AND CONTINGENCIES

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

Funding for this project is primarily through the Regional Airports Improvement Corporation (the "RAIC"), which is a quasi-governmental special purpose entity that is acting as a conduit borrower under a syndicated credit facility provided by a group of lenders. A loan made under the credit facility for the Terminal 1.5 Project is being used to reimburse the Company for the site improvements and non-proprietary improvements of the Terminal 1.5 Project, and the outstanding loan will be repaid with the proceeds of LAWA’s payments to purchase completed construction phases. The Company guaranteed the obligation of the RAIC under the credit facility associated with the Terminal 1.5 Project. As of March 31, 2021, the Company's outstanding guaranteed obligation under the credit facility for the Terminal 1.5 Project was $364 million.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Construction costs recorded in ACFO for the Terminal 1.5 Project, which exclude costs associated with assets that were previously completed and placed into service, were $341 million and $309 million, as of March 31, 2021, and December 31, 2020, respectively.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of March 31, 2021, $399 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $438 million as of March 31, 2021, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

On March 24, 2021, the Company entered into Supplemental Agreement No. 12 (the "Supplement") to its aircraft purchase agreement with The Boeing Company ("Boeing") relating to the Company's purchase of Boeing 737 MAX 7 and 737 MAX 8 aircraft. Pursuant to the Supplement (i) the Company added 100 firm orders for the MAX 7, with the first 30 to be delivered in 2022; (ii) the Company added 155 MAX aircraft options; (iii) the order book was extended to include deliveries through 2031; and (iv) the Company converted 70 MAX 8 firm orders to MAX 7 firm orders. The Supplement also includes certain confidential credits, discounts, and other concessions provided to the Company by Boeing.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2021, based on the Supplement to its aircraft purchase agreement with Boeing, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 7 or 8 Options	Additional MAX 8s		Total
2021	—	19		—	9		28	(a)
2022	30	—		42	—		72
2023	30	—		38	—		68
2024	30	—		40	—		70
2025	30	—		40	—		70
2026	15	15		40	—		70
2027	15	15		30	—		60
2028	15	15		30	—		60
2029	20	30		10	—		60
2030	15	45		—	—		60
2031	—	10		—	—		10
	200	149	(b)	270	9	(c)	628
(a) Includes 20 737 MAX 8s delivered as of March 31, 2021, consisting of 12 owned and 8 leased aircraft.
(b) The Company has flexibility to designate firm orders or options as MAX 7 or MAX 8, upon written advance notification as stated in the contract.
(c) These 9 additional MAX 8 aircraft are leases to be acquired from various third parties, including 8 leased MAX 8 aircraft delivered in first quarter 2021. The Company also received 7 leased MAX 8 aircraft in fourth quarter 2020, for a total of 16 MAX 8 operating leased aircraft from third parties in 2020 and 2021, combined.

Based on the Company's existing agreement with Boeing as reflected in the delivery schedule above, the Company's cash capital commitments associated with its firm orders are as follows: none for 2021 (due to previously agreed upon delivery credits provided by The Boeing Company to the Company due to the settlement of 2020 estimated damages relating to the FAA grounding of the 737 MAX aircraft and progress payments made to date on undelivered aircraft), $700 million in 2022, $1.1 billion in 2023, $1.0 billion in 2024, $1.1 billion in 2025, $1.2 billion in 2026, and $7.2 billion thereafter.

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

11.    BOEING 737 MAX AIRCRAFT GROUNDING AND RETURN TO SERVICE

On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground all Boeing MAX aircraft. The Company immediately complied with the order and grounded all 34 MAX aircraft in its fleet. On November 18, 2020, the FAA rescinded the emergency order and issued official requirements to enable U.S. airlines to return the Boeing 737 MAX to service. The Company returned the MAX to revenue service on March 11, 2021, after the Company met all FAA requirements and Pilots received updated, MAX-related training.

The most significant financial impacts of the grounding to the Company were the lost revenues, operating income, and operating cash flows, and delayed capital expenditures, directly associated with its grounded MAX fleet and other new aircraft that were not able to be delivered. In July 2019, The Boeing Company ("Boeing") announced a

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

$4.9 billion after-tax charge for "potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding." In January 2020, Boeing announced an additional pre-tax charge of $2.6 billion related to "estimated potential concessions and other considerations to customers related to the 737 MAX grounding."

During 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but are intended to provide for a substantial portion of the Company’s financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet at the time, and the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the years ended December 31, 2019 and 2020.

During December 2020, the Company entered into an agreement with Boeing to compensate the Company for estimated financial damages incurred during 2020 related to the grounding of the MAX. The terms of the agreement are confidential, but the compensation is in the form of credit memos taken against future payments due to Boeing as aircraft are delivered in accordance with the amended delivery schedule, or as future progress payments are due. In accordance with applicable accounting principles, the Company has accounted for substantially all of the compensation received from Boeing as a reduction in cost basis spread across both the existing owned MAX in the Company’s fleet, and the Company’s future firm aircraft deliveries from Boeing as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the three months ended March 31, 2021.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2021 and 2020 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. In the first quarter of both years, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

	Three months ended March 31,
	2021		2020	Change
Revenue passengers carried (000s)	14,225		24,748	(42.5)%
Enplaned passengers (000s)	17,927		29,779	(39.8)%
Revenue passenger miles (RPMs) (in millions)(a)	14,875		23,935	(37.9)%
Available seat miles (ASMs) (in millions)(b)	23,146		35,350	(34.5)%
Load factor(c)	64.3%		67.7%	(3.4)	pts.
Average length of passenger haul (miles)	1,046		967	8.2%
Average aircraft stage length (miles)	772		737	4.7%
Trips flown	192,401		312,393	(38.4)%
Seats flown (000s)(d)	29,791		47,130	(36.8)%
Seats per trip(e)	154.8		150.9	2.6%
Average passenger fare	$120.36		$155.37	(22.5)%
Passenger revenue yield per RPM (cents)(f)	11.51		16.07	(28.4)%
Operating revenues per ASM (cents)(g)	8.86		11.98	(26.0)%
Passenger revenue per ASM (cents)(h)	7.40		10.88	(32.0)%
Operating expenses per ASM (cents)(i)	8.00		12.29	(34.9)%
Operating expenses per ASM, excluding fuel (cents)	5.98		9.83	(39.2)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	5.88		9.83	(40.2)%
Fuel costs per gallon, including fuel tax	$1.63		$1.90	(14.2)%
Fuel costs per gallon, including fuel tax, economic	$1.70		$1.90	(10.5)%
Fuel consumed, in gallons (millions)	286		457	(37.4)%
Active fulltime equivalent Employees	56,051	(j)	60,922	(8.0)%
Aircraft at end of period(k)(l)	730		742	(1.6)%
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
(j) Included 8,164 Employees participating in the Extended Emergency Time Off program as of March 31, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included 7 Boeing 737 MAX aircraft in temporary storage as of March 31, 2021, and 34 Boeing 737 MAX aircraft in long term storage as of March 31, 2020. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.
(l) Included 59 and 93 Boeing 737 Next Generation aircraft removed from active fleet and in temporary storage as of March 31, 2021 and 2020, respectively.

Financial Overview

In late February 2020, the Company began to see a negative impact from the COVID-19 pandemic, which quickly accelerated during first quarter 2020 and continued throughout 2020. The Company continued to experience significant negative impacts to passenger demand and bookings through the entirety of first quarter 2021, although modest improvements in leisure bookings were noted in mid-February 2021 that steadily improved through March 2021. The Company's financial results in both years, on both a GAAP and Non-GAAP basis, were significantly impacted by the pandemic and resulting effect on demand and passenger bookings. In addition, GAAP results in first quarter 2021 included $1.2 billion in Payroll Support Program Extension grants. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
COVID-19 Pandemic

In response to the far-reaching impacts of the COVID-19 pandemic, the Company took, and continues to assess and modify, measures to support the well-being of both its Employees and passengers, including procedures and policies intended to maintain cleanliness on aircraft and at facilities, and mitigate the spread of the virus. The Company also continues to monitor guidelines and recommendations from the Centers for Disease Control and Prevention applicable to the Company’s daily operations, as well as how the majority of the Company’s office and clerical Employees work on a daily basis.

As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, in 2020, the Company received significant financial assistance from the U.S. Department of Treasury ("Treasury") pursuant to the Payroll Support Program established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

In January 2021, the Company entered into definitive documentation with Treasury for further payroll support under the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension"). As of March 31, 2021, amounts received under the Payroll Support Program Extension were approximately $1.7 billion and a portion has been recognized in the financial statements as a grant to directly offset qualifying payroll expenses incurred by the Company, including specified benefits, between January 2021 and March 2021. As consideration for the Payroll Support Program Extension, during first quarter 2021, the Company issued a promissory note (the "PSP2 Note") in favor of Treasury in the aggregate amount of $488 million and issued warrants (each, a "PSP2 Warrant") valued at a total of $23 million to purchase up to an aggregate of 1.1 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the PSP2 Warrants. Of the approximate $1.7 billion of further payroll support proceeds as of March 31, 2021, $1.2 billion consisted of a grant that does not require repayment. The grant of $1.2 billion was allocated on a pro-rata basis as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during first quarter 2021, with the remaining $23 million allocated to the value of PSP2 Warrants issued from the Company to Treasury. See Note 2 to the unaudited Condensed Financial Statements for further information.

On April 23, 2021, the Company received an additional $259 million related to the Payroll Support Program Extension, for which the Company provided Treasury consideration in the form of an increase of the PSP2 Note in an amount of $78 million and a PSP2 Warrant to purchase up to 168 thousand shares of the Company's common stock under the PSP2 Warrant Agreement. After taking into account the additional support under the Payroll Support Program Extension, the Company has received $2.0 billion of payroll support under the Payroll Support Program Extension, for which the Company has provided Treasury with a PSP2 Note in the aggregate amount of $566 million and PSP2 Warrants to purchase up to 1.2 million shares of the Company's common stock.

In accordance with restrictions contained in the Payroll Support Program Extension, and except as permitted or required under the Payroll Support Program Extension, the Company has not (1) conducted involuntary terminations or furloughs or (2) reduced the salaries, wages, or benefits, as defined, of any employee, in each case between the date of the Payroll Support Program Extension agreement and March 31, 2021.

On April 23, 2021, the Company entered into definitive documentation with Treasury for further payroll support under the American Rescue Plan Act of 2021 (the "PSP3 Payroll Support Program"). Amounts received or to be received under the PSP3 Payroll Support Program are expected to total approximately $1.9 billion, all or a portion of which will again be utilized to directly offset qualifying payroll expenses incurred by the Company, including specified benefits, through at least September 30, 2021. Of this total, approximately $1.3 billion consists of a grant that will not require repayment. The Company currently expects this grant of $1.3 billion will be classified as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during second quarter and third quarter 2021. As consideration for the PSP3 Payroll Support Program, the Company is expected to issue a promissory note in favor of Treasury in the aggregate amount of approximately $526 million and issue warrants (each, a "PSP3 Warrant") valued at a total of approximately $18 million to purchase up to an aggregate of approximately 899 thousand shares of the Company's common stock, subject to adjustment pursuant to the terms of the PSP3 Warrants. See Note 2 to the unaudited Condensed Financial Statements for further information.

In accordance with restrictions contained in the PSP3 Payroll Support Program, and except as permitted or required under the PSP3 Payroll Support Program, the Company has agreed not to (1) conduct involuntary terminations or furloughs or (2) reduce the salaries, wages, or benefits, as defined, of any employee, in each case between the date of the PSP3 Payroll Support Program agreement and the later of September 30, 2021 or the date on which the Company has expended all of the PSP3 Payroll Support Program funds.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs. Employees had until July 15, 2020, to determine whether to participate in one of these programs, and approximately 15,000 Employees elected to do so. The Company continues to evaluate and evolve its Extended ETO program in 2021. In accordance with applicable accounting guidance, the Company recorded a total charge of $1.4 billion in 2020 related to the special termination benefits for Employees who had accepted the Company's offer to participate in its Voluntary Separation Program 2020 and the special benefits for Employees who participated in its Extended ETO program. The accrual is being reduced as program benefits are paid or as it becomes no longer probable that Employees will remain on leave for their elected terms. This program has allowed the Company to reduce its fixed cost structure in the near-term, while maintaining the ability to adjust to a recovery in travel demand. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. As a result of these voluntary programs, the Company's salaries, wages, and benefits costs were lowered by approximately $412 million in first quarter 2021.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the significant impacts to the Company’s operations, financial performance, and liquidity from the COVID-19 pandemic.

Thus far, the Company continues to experience improvements in leisure passenger demand and bookings for April and May 2021 travel, with expectations of improving passenger traffic and fares compared with March 2021. The Company continues to experience an increase in bookings farther out on the booking curve, with approximately 35 percent and 20 percent of anticipated bookings currently in place for June and July, respectively. These represent fairly typical future booking patterns; however, business travel continues to significantly lag leisure and is expected to have a significant negative impact on close-in demand and average passenger fares.

The following table presents selected preliminary estimates of operating revenue, load factor, and capacity for April and May 2021:

	Estimated April 2021	Estimated May 2021
Operating revenue compared with 2019 (a)	Down 40% to 45%	Down 35% to 40%
Previous estimation	(b)	(b)
Load factor	75% to 80%	75% to 80%
Previous estimation	(b)	(b)
ASMs year-over-year	Up ~83%	Up ~127%
Previous estimation	(b)	(b)
(a) The Company believes that operating revenues compared with 2019 is a more relevant measure of performance than a year-over-year comparison due to the significant impacts in 2020 due to the pandemic.
(b) Remains unchanged from the previously provided estimation.

The Company estimates its June 2021 capacity to decrease approximately 4 percent as compared with June 2019. The Company estimates its second quarter 2021 capacity to increase approximately 90 percent, year-over-year, and decrease approximately 15 percent as compared with 2019, driven by improving passenger demand and bookings.

Excluding Fuel and oil expense, special items, and profitsharing expense, the Company's second quarter 2021 operating expenses are expected to increase in the range of 10 to 15 percent, year-over-year, which includes an estimated $325 million of salaries, wages, and benefits cost savings from voluntary separation and extended leave programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further description of these programs. Second quarter 2021 operating expenses, excluding fuel and oil expense, special items, and profitsharing, are also expected to increase compared with first quarter 2021, with 60 to 70 percent of the sequential increase attributable to variable, flight-driven expenses as capacity is expected to increase to near-2019 levels by June 2021. These variable, flight-driven cost increases are primarily in salaries, wages, and benefits due to staffing increases; maintenance expense to return aircraft to revenue service, along with higher flight-driven maintenance expenses as flight levels increase; landing fees; and personnel, passenger, and revenue-related costs. In addition, the Company is experiencing cost increases primarily due to airport cost inflation; higher aircraft ownership costs due to MAX deliveries; and certain favorable tax and insurance settlements realized in first quarter 2021 operating expenses that are non-recurring in second quarter 2021. Despite increasing capacity and operating expenses, both sequentially and year-over-year, second quarter 2021 operating expenses are estimated to remain below second quarter 2019 levels. The projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense because the Company cannot reliably predict or estimate these items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort.

Company Overview

On November 18, 2020, the Federal Aviation Administration (the "FAA") issued official requirements to enable airlines to return the Boeing 737 MAX to service. The Company has worked to meet the FAA's requirements by modifying certain operating procedures, implementing enhanced Pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. The Company returned the MAX to service on March 11, 2021, after the Company met all FAA requirements and Pilots received updated, MAX-related training. In April 2021, the Company removed 32 of its MAX aircraft from service due to a Boeing production issue related to the electrical power system on a subset of MAX aircraft. Upon learning of the issue, the Company immediately removed these aircraft from service, out of an abundance of caution, and is currently awaiting more guidance from Boeing and the FAA regarding the appropriate corrective actions. The Company has covered impacted flights with other aircraft in the fleet and has not experienced significant operational disruptions. Once the Company receives formal guidance from Boeing and the FAA, the Company anticipates the actions necessary to return the affected 32 aircraft to service will take two to three days per aircraft and several weeks in total. The Company is in the process of returning its stored 737-700 aircraft to revenue service to support flight schedules in summer 2021 and beyond.

On March 24, 2021, the Company entered into Supplemental Agreement No. 12 (the "Supplement") to its aircraft purchase agreement with Boeing relating to the Company's purchase of Boeing 737 MAX 7 and 737 MAX 8 aircraft. Pursuant to the Supplement (i) the Company added 100 firm orders for the MAX 7, with the first 30 to be delivered in 2022; (ii) the Company added 155 MAX aircraft options; (iii) the order book was extended to include deliveries through 2031; and (iv) the Company converted 70 MAX 8 firm orders to MAX 7 firm orders. The Supplement also includes certain confidential credits, discounts, and other concessions provided to the Company by Boeing.

Based on the Company's existing delivery schedule with Boeing, as reflected in Note 10 to the unaudited Condensed Consolidated Financial Statements, the Company's contractual aircraft capital spending commitments associated with firm orders for all years 2021 through 2026, which consists of 169 MAX firm orders from Boeing (135 MAX 7 and 34 MAX 8 aircraft), are approximately $5.1 billion. The Company’s capital commitments associated with its existing firm orders are as follows: none for 2021 (due to previously agreed upon delivery credits provided by The Boeing Company to the Company due to the settlement of 2020 estimated damages relating to the FAA grounding of the 737 MAX aircraft and progress payments made to date on undelivered aircraft) and approximately $700 million in 2022 (net of progress payments made on undelivered MAX aircraft and previously agreed upon delivery credits provided by Boeing to the Company). The Company estimates its 2021 capital expenditures to be approximately $500 million, primarily driven by technology, facilities, and operational investments. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company ended first quarter 2021 with 730 aircraft in its fleet. During first quarter 2021, 20 Boeing 737 MAX aircraft were delivered and the Company returned eight leased 737-700 aircraft. The Company expects eight additional Boeing 737 MAX aircraft to be delivered by December 31, 2021 and expects to retire up to nine more 737-700 aircraft in 2021. In response to capacity reductions due to the effects of the COVID-19 pandemic, as of March 31, 2021, the Company had approximately 66 aircraft in temporary storage. These stored aircraft provide greater flexibility to adapt to the seasonal demand patterns that are currently expected to develop during second quarter 2021. The Company continues the acceleration of fleet modernization efforts to replace its 737-700 aircraft with the MAX, and the development of tangible steps that are aimed at improving upon the Company's environmental stewardship and supporting the environmental sustainability goal to be carbon neutral by 2050. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the effects of the COVID-19 pandemic.

The Company has published its flight schedule through November 5, 2021. The Company is pursuing additional revenue opportunities that utilize idle aircraft and Employees to provide Southwest's legendary Customer Service to new, popular destinations. The Company is leveraging additional airports in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations from across its domestic-focused network. These additional service points on the Company's map are opportunities it can provide Customers now, all while better positioning the Company for a travel demand rebound. During 2021, the Company has begun service to new destinations including:

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
•Colorado Springs Municipal Airport and Savannah/Hilton Head International Airport - March 11, 2021
•Houston's George Bush Intercontinental Airport and Santa Barbara Airport - April 12, 2021
•Fresno Yosemite International Airport - April 25, 2021

The Company has also announced other new destinations and expected service commencement dates including:
•Destin-Fort Walton Beach Airport - May 6, 2021
•Myrtle Beach International Airport - May 23, 2021
•Bozeman Yellowstone International Airport - May 27, 2021
•Jackson-Medgar Wiley Evers International Airport in Mississippi - June 6, 2021

•Eugene Airport in Oregon - August 29, 2021
•Bellingham International Airport in Washington - Second half 2021

Material Changes in Results of Operations

Comparison of three months ended March 31, 2021 and March 31, 2020

Operating Revenues

Total operating revenues for first quarter 2021 decreased by $2.2 billion, or 51.5 percent, year-over-year, to $2.1 billion, driven primarily by the continued weak Passenger demand and bookings due to the COVID-19 pandemic throughout first quarter 2021. First quarter 2021 operating revenues per available seat mile (RASM) were 8.86 cents, and decreased 26.0 percent, compared with first quarter 2020, primarily driven by the drop in passenger demand caused by the COVID-19 pandemic, which contributed to the Load factor decrease of 3.4 points, and the passenger revenue yield decrease of 28.4 percent, year-over-year.

Passenger revenues for first quarter 2021 decreased by $2.1 billion, or 55.5 percent, year-over-year. On a unit basis, Passenger revenues decreased 32.0 percent, year-over-year. The decrease in Passenger revenues on both a dollar and unit basis was primarily due to the impact of the COVID-19 pandemic, which resulted in significant reductions in capacity and a depressed passenger demand and bookings throughout the first quarter 2021, versus primarily only impacting March in the first quarter of 2020.

Freight revenues for first quarter 2021 increased by $4 million, or 10.3 percent, compared with first quarter 2020, primarily due to increased demand as businesses reduce pandemic driven restrictions.

Other revenues for first quarter 2021 decreased by $53 million, or 15.1 percent, compared with first quarter 2020. The decrease was primarily due to a decrease in income from business partners, including Chase Bank USA, N.A. ("Chase") and the impact on spend on the Company's co-brand card, driven by the decline in consumer spending resulting from the COVID-19 pandemic.

Operating Expenses

Operating expenses for first quarter 2021 decreased by $2.5 billion, or 57.3 percent, compared with first quarter 2020, while capacity decreased 34.5 percent over the same prior year period. The operating expense decrease was primarily due to the $1.2 billion in grants allocated to fund eligible salaries, wages, and benefits through the Payroll Support Program Extension. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published, and the Company has experienced significant ASM reductions as a result of flight schedule adjustments related to the COVID-19 pandemic. Flight schedule adjustments are expected to drive unit cost pressure for the duration of the COVID-19 pandemic, excluding any impacts associated with grants received under the CARES Act, the Payroll Support Program Extension, the PSP3 Payroll Support Program, or other legislation. See "COVID-19 Pandemic" above and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the first quarter of 2021 and 2020, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2021		2020
Salaries, wages, and benefits	6.79	¢	5.24	¢	1.55	¢	29.6%
Payroll support and voluntary Employee programs, net	(6.25)		—		(6.25)		n.m.
Fuel and oil	2.02		2.46		(0.44)		(17.9)
Maintenance materials and repairs	0.75		0.77		(0.02)		(2.6)
Landing fees and airport rentals	1.35		0.96		0.39		40.6
Depreciation and amortization	1.35		0.88		0.47		53.4
Other operating expenses, net	1.99		1.98		0.01		0.5
Total	8.00	¢	12.29	¢	(4.29)	¢	(34.9)%

Operating expenses per ASM for first quarter 2021 decreased by 34.9 percent, compared with first quarter 2020. The year-over-year unit cost decrease in first quarter 2021 was primarily driven by the funding received through the Payroll Support Program Extension, coupled with decreases in market jet fuel prices. These decreases were partially offset by significant capacity reductions as a result of the COVID-19 pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for first quarter 2021, excluding Fuel and oil expense, profitsharing, and special items, (a non-GAAP financial measure), increased 23.4 percent, compared with first quarter 2020. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The majority of the year-over-year unit cost increase in first quarter 2021 was driven by significant capacity reductions due to the COVID-19 pandemic.

Salaries, wages, and benefits expense for first quarter 2021 decreased by $283 million, or 15.3 percent, compared with first quarter 2020. On a per ASM basis, first quarter 2021 Salaries, wages, and benefits expense increased 29.6 percent, compared with first quarter 2020, as the dollar decrease was more than offset by the 34.5 percent decrease in capacity. On a dollar basis, the decrease was primarily driven by lower salaries, wages, and benefits expense, as a result of Voluntary Separation Program 2020, Extended ETO, and other time off programs offered by the Company.

Payroll support and voluntary Employee programs, net for first quarter 2021 was a net decrease to expense of $1.4 billion, compared with no amounts for first quarter 2020. On a per ASM basis, first quarter 2021 Payroll support and voluntary Employee programs, net was a net reduction of 6.25 cents. During first quarter 2021, the items included in this line item include:
•$1.2 billion of Payroll Support Program Extension proceeds;
•$116 million of the Employee Retention Tax Credit for continuing to pay Employees' salaries during the time they were not working as a result of the decline in business due to the pandemic; and
•A $115 million net reduction in the Extended ETO liability.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for first quarter 2021 decreased by $401 million, or 46.1 percent, compared with first quarter 2020. On a per ASM basis, first quarter 2021 Fuel and oil expense decreased 17.9 percent, due primarily to lower market jet fuel prices. On a dollar basis, the majority of the decrease was attributable to a significant decrease in fuel gallons consumed, and the remainder of the decrease was due to lower market jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Three months ended March 31,
	2021	2020
Economic fuel costs per gallon	$1.70	$1.90
Fuel hedging premium expense (in millions)	$25	$24
Fuel hedging premium expense per gallon	$0.09	$0.05
Fuel hedging cash settlement gains per gallon	$0.01	$—

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company had a reduced schedule and lower Load factors during first quarter 2021, which, combined with the Company continuing to operate fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity reductions due to the COVID-19 pandemic, resulted in a year-over-year improvement of 4.7 percent in ASMs per gallons ("fuel efficiency") in first quarter 2021. While the Company expects to return more of its 737-700 aircraft to service to support planned capacity increases, second quarter 2021 fuel efficiency is currently estimated to be sequentially in line with first quarter 2021, on a nominal basis, also taking into account the return of its most fuel-efficient aircraft, the MAX, to service in March 2021.

As of April 15, 2021, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum fuel hedged (gallons in millions) (a)(b)
Remainder of 2021	962
2022	1,220
2023	643
Beyond 2023	106
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at March 31, 2021, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2021	Amount of gains (losses) deferred in AOCI at March 31, 2021 (net of tax)
Remainder of 2021	$33	$(26)
2022	140	28
2023	64	5
Beyond 2023	12	2
Total	$249	$9

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for second quarter 2021 and full year 2021 jet fuel prices at different crude oil assumptions as of April 15, 2021, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	Second Quarter 2021 (c)	Full Year 2021 (d)
$40	$1.35 - $1.45	$1.35 - $1.45
$50	$1.55 - $1.65	$1.55 - $1.65
Current Market (a)	$1.85 - $1.95	$1.85 - $1.95
$70	$1.90 - $2.00	$1.90 - $2.00
$80	$2.00 - $2.10	$2.00 - $2.10
$90	$2.10 - $2.20	$2.10 - $2.20
Estimated fuel hedging premium expense per gallon (b)	$0.06	(f)
Estimated premium costs (b)	$25 million	$100 million
(a) Brent crude oil average market prices as of April 15, 2021, were approximately $66 and $64 per barrel for second quarter 2021 and full year 2021, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of April 15, 2021, second quarter 2021 economic fuel costs are estimated to be in the $1.85 to $1.95 per gallon range, including fuel hedging premium expense of approximately $25 million, or $0.06 per gallon, and $0.01 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of April 15, 2021, annual 2021 economic fuel costs are estimated to be in the $1.85 to $1.95 per gallon range, including fuel hedging premium expense of approximately $100 million and no cash settlements from fuel derivative contracts, on a per gallon basis. See Note Regarding Use of Non-GAAP Financial Measures.
(e) Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to the Company's financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(f) Due to continued uncertainty regarding available seat mile plans for 2021, the Company cannot reasonably provide an estimate for its full year 2021 fuel hedging premium expense per gallon.

Maintenance materials and repairs expense for first quarter 2021 decreased by $99 million, or 36.4 percent, compared with first quarter 2020. On a per ASM basis, Maintenance materials and repairs expense decreased 2.6 percent, as the dollar decrease was largely offset by the 34.5 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 50 percent of the decrease was due to lower engine maintenance expense due to the reduction in flight hours and the majority of the remainder of the decrease was due to reduced operations and placing a portion of the fleet in storage.

Landing fees and airport rentals expense for first quarter 2021 decreased by $26 million, or 7.7 percent, compared with first quarter 2020. On a per ASM basis, Landing fees and airport rentals expense increased 40.6 percent, compared with first quarter 2020, as the dollar decrease was more than offset by the 34.5 percent decrease in capacity in response to the COVID-19 pandemic and as a significant portion of space rentals are essentially fixed in the short term. On a dollar basis, the decrease was primarily due to lower landing fees as a result of the reduced number of Trips flown in first quarter 2021 as a result of the COVID-19 pandemic.

Depreciation and amortization expense for first quarter 2021 increased by $1 million, or 0.3 percent, compared with first quarter 2020. On a per ASM basis, Depreciation and amortization expense increased by 53.4 percent, compared with first quarter 2020, primarily as a result of the 34.5 percent decrease in capacity in response to the COVID-19 pandemic and continued storage of a portion of the Company's fleet. On a dollar basis, Depreciation and amortization expense was relatively flat as the Company reduced capital expenditures in response to the pandemic.

Other operating expenses, net for first quarter 2021 decreased by $235 million, or 33.7 percent, compared with first quarter 2020. Included within this line item was aircraft rentals expense in the amounts of $51 million and $57 million for the periods ended March 31, 2021 and 2020, respectively. On a per ASM basis, Other operating expenses, net increased 0.5 percent, compared with first quarter 2020, in line with the 34.5 percent decrease in capacity in response to the COVID-19 pandemic. On a dollar basis, approximately 70 percent of the decrease was due to various savings as a result of supporting a reduced operation and other efforts to reduce discretionary spend. The majority of the remainder of the decrease was due to lower credit card fees driven by a significant reduction in revenues associated with the COVID-19 pandemic.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for first quarter 2021 increased by $86 million, compared with first quarter 2020, primarily due to higher debt balances. Based on current debt outstanding and current market interest rates, the Company currently expects second quarter 2021 interest expense to be approximately $115 million.

Capitalized interest for first quarter 2021 increased by $6 million, compared with first quarter 2020, primarily due to Boeing resuming production of the Company's undelivered MAX aircraft.

Interest income for first quarter 2021 decreased by $15 million, compared with first quarter 2020, due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in millions)	2021	2020
Mark-to-market impact from fuel contracts settling in current and future periods	$1	$2
Premium cost of fuel contracts not designated as hedges	11	—
Mark-to-market impact from interest rate swap agreements	—	24
Other (a)	(60)	2
	$(48)	$28
(a) See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was approximately 20.6 percent in first quarter 2021, compared with 34.3 percent in first quarter 2020. The prior year higher first quarter tax rate was a result of the anticipated Net operating loss for full year 2020, which allowed the Company to carry back losses to receive tax refunds on amounts paid from 2015 through 2019. The Company currently estimates its annual 2021 effective tax rate to be approximately 23 percent.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2021	2020	Change
Fuel and oil expense, unhedged	$464	$846
Add: Premium cost of fuel contracts designated as hedges	14	24
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(9)	—
Fuel and oil expense, as reported	$469	$870
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	8	—
Add: Premium cost of fuel contracts not designated as hedges	11	—
Fuel and oil expense, excluding special items (economic)	$488	$870	(43.9)

Total operating expenses, net, as reported	$1,853	$4,344
Add: Payroll support and voluntary Employee programs, net	1,448	—
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	8	—
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	1	—
Add: Premium cost of fuel contracts not designated as hedges	11	—
Total operating expenses, excluding special items	$3,321	$4,344	(23.5)%

Operating income (loss), as reported	$199	$(110)
Deduct: Payroll support and voluntary Employee programs, net	(1,448)	—
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(8)	—
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(1)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	—
Operating loss, excluding special items	$(1,269)	$(110)	n.m.

Other (gains) losses, net, as reported	$(48)	$28
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(1)	(2)
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	—
Deduct: Mark-to-market impact from interest rate swap agreements	—	(24)
Other (gains) losses, net, excluding special items	$(60)	$2	n.m.

Income (loss) before income taxes, as reported	$146	$(144)
Deduct: Payroll support and voluntary Employee programs, net	(1,448)	—
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(8)	—
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(1)	—
Add: Mark-to-market impact from fuel contracts settling in current and future periods	1	2
Add: Mark-to-market impact from interest rate swap agreements	—	24
Loss before income taxes, excluding special items	$(1,310)	$(118)	n.m.

Provision (benefit) for income taxes, as reported	$30	$(50)
Add (Deduct): Net income (loss) tax impact of fuel and special items (b)	(325)	9
Benefit for income taxes, net, excluding special items	$(295)	$(41)	n.m.

	Three months ended March 31,				Percent
	2021		2020		Change
Net income (loss), as reported	$116		$(94)
Deduct: Payroll support and voluntary Employee programs, net	(1,448)		—
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(8)		—
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(1)		—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	1		2
Add: Mark-to-market impact from interest rate swap agreements	—		24
Add (Deduct): Net income (loss) tax impact of special items (b)	325		(9)
Net loss, excluding special items	$(1,015)		$(77)		n.m.

Net income (loss) per share, diluted, as reported	$0.19		$(0.18)
Add (Deduct): Impact of special items	(2.38)		0.05
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.01)		—
Add (Deduct): Net income (loss) tax impact of special items (b)	0.53		(0.02)
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (c)	(0.05)		—
Net loss per share, diluted, excluding special items	$(1.72)		$(0.15)		n.m.

Operating expenses per ASM (cents)	8.00	¢	12.29	¢
Add: Impact of special items	6.25		—
Deduct: Fuel and oil expense divided by ASMs	(2.02)		(2.46)
Deduct: Profitsharing expense divided by ASMs	(0.10)		—
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	12.13	¢	9.83	¢	23.4%
(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference, due to the Company being in a Net income position on a GAAP basis versus a Net loss position on a Non-GAAP basis. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating loss, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

1.Proceeds related to the Payroll Support Program Extension, which were used to pay a portion of Employee salaries, wages, and benefits;
2.Charges and adjustments to previously accrued amounts related to the Company's extended leave program;
3.Adjustments for prior period losses reclassified from AOCI associated with forward-starting interest rate swap agreements that were terminated in prior periods related to eleven 737 MAX 8 aircraft leases; and

4.Unrealized losses related to nine forward-starting interest rate swap agreements. During first quarter 2020, the interest rate swap agreements, which were related to nine 737 MAX 8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated as hedges due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating loss, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

The Company has also utilized and provided average cash burn and average daily core cash burn which are non-GAAP financial measures. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable break-even or positive results on a cash basis. Cash burn methodology may vary by airline, but see the Company's calculation of cash burn below:

(in millions, except for Days in the period)	Three months ended March 31, 2021
Loss before income taxes, non-GAAP	$(1,310)
Depreciation and amortization expense	312
Capital expenditures	(95)
Debt service payments	(67)
Core cash burn	$(1,160)

Days in the period	90

Average daily core cash burn	$(13)

Core cash burn, prior to changes in working capital	$(1,160)
Increase in Air traffic liability	599
Payments associated with Voluntary Employee Programs	(188)
Other (a)	315
Core cash burn, adjusted for changes in working capital	$(434)

Days in the period	90

Average daily core cash burn, adjusted for changes in working capital	$(5)

(a) Adjustment primarily related to the prepayment in fourth quarter 2020 from Chase for Rapid Reward points expected to be purchased in 2021. See Note 9 to the unaudited condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's pre-pandemic low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during 2020 and 2021, as Customer cancellations spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic and assistance obtained under the CARES Act, Payroll Support Program Extension, and PSP3 Payroll Support Program. Much uncertainty remains about the time it will take for air travel demand to recover, and the Company continues to assess its immediate and near-term liquidity needs. The Company also continues to assess various sources and options including public and private financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

Net cash provided by operating activities was $645 million for the three months ended March 31, 2021, compared with $377 million used in operating activities in the same prior year period. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for both periods presented, were affected primarily by the COVID-19 pandemic, which resulted in a significant drop in travel demand, sales, and revenues. Operating cash flows for the three months ended March 31, 2021, included $1.2 billion in Payroll Support Program Extension grant proceeds received as part of the Consolidated Appropriations Act, 2021 of which nearly all of this direct payroll support was used to offset eligible costs and thus included in operating activities, with the remaining $23 million allocated to the value of PSP2 Warrants issued and thus included in financing activities. These net increases in operating cash flows were also a result of a $599 million increase in Air traffic liability driven by increased ticket sales related to an increase in leisure travel demand. For the three months ended March 31, 2020, the operating cash flows were affected primarily by a $1.3 billion decrease in Accounts payable and accrued expenses, primarily due to the Company's payout of its 2019 $667 million ProfitSharing distribution to Employees in March 2020, as well as a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the March 2020 drop in passenger ticket sales. These were partially offset by a $701 million increase in Air traffic liability. The increase in Air traffic liability resulted from January and February 2020 bookings, which were then significantly impacted by a decline in Customer demand and increased trip cancellations attributable to concerns relating to the COVID-19 pandemic, primarily in March 2020. Historically, the Company has also used net cash provided by operations to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the payroll assistance under the CARES Act, Payroll Support Program Extension, and PSP3 Payroll Support Program. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities totaled $201 million during the three months ended March 31, 2021, compared with $5 million used in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2021, Capital expenditures were $95 million, compared with $224 million in the same prior year period. Capital expenditures decreased, year-over-year, largely due to a decrease in technology project expenditures and several projects being placed into service since March 31, 2020. In addition, the Company did not make progress payments on future deliveries during the three months ended March 31, 2021, compared to the same prior year period, when progress payments were made. See Notes 2 and 11 to the unaudited Condensed Consolidated Financial Statements for further information. As a result of previously agreed upon delivery credits provided by Boeing to the Company due to the settlement of 2020 estimated damages relating to the FAA grounding of the 737 MAX aircraft and progress payments made to date on undelivered aircraft, the Company currently estimates no aircraft capital expenditures in 2021. Therefore, the Company currently estimates its annual 2021 capital expenditures to be approximately $500 million, driven primarily by technology, facilities, and operational investments. The Company cannot predict when the effects of the COVID-19 pandemic on air travel will end, but the Company expects that its capital expenditures will increase from current levels if U.S. air travel returns to pre-pandemic levels.

Net cash provided by financing activities was $464 million during the three months ended March 31, 2021, compared with $1.8 billion provided by financing activities for the same prior year period. During the three months ended March 31, 2021, the Company borrowed $488 million of loan proceeds under the Payroll Support Program Extension. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company repaid $67 million in debt and finance lease obligations during the three months ended March 31, 2021, and is scheduled to repay approximately $153 million in debt and finance lease obligations during the remainder of 2021. During the three months ended March 31, 2020, the Company borrowed $2.5 billion, through various transactions, in order to improve its liquidity position as a result of the onset of the pandemic. The Company also repurchased $451 million of its outstanding common stock, paid $188 million in cash dividends to Shareholders, and repaid $78 million in debt and finance lease obligations.

Average daily core cash burn was approximately $13 million in first quarter 2021, compared with fourth quarter 2020 average core cash burn of $12 million per day. Average core cash burn was approximately $9 million per day in March 2021. Including changes in working capital — most notably, cash flow from future bookings — average core cash flow turned positive in March 2021, and the Company generated approximately $4 million per day, as revenue and booking trends improved. The Company's average core cash burn (which excludes changes in working capital) in second quarter 2021 is currently estimated to be in the range of approximately $2 million to $4 million per day. Based on current booking trends and cost outlook, the Company is hopeful it can achieve breakeven average core cash flow, or better, by June 2021. Cash burn is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. Average daily core cash burn is calculated as Loss before income taxes, non-GAAP, adjusted for Depreciation and amortization expense; Capital expenditures; and adjusted amortizing debt service payments; divided by the number of days in the period. The Company utilizes average daily core cash burn to monitor the performance of its core business as a proxy for its ability to achieve sustainable break-even or positive results on a cash basis. Average core cash burn projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures including the cash burn formula.

Utilizing an alternative cash burn approach, which adjusts for changes in working capital, among other items, the Company's first quarter 2021 daily cash burn was approximately $5 million. Cash burn methodology varies by airline, and the Company’s first quarter 2021 average daily core cash burn of $13 million may differ materially by utilizing cash burn calculations that adjust for changes in working capital.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Amended and Restated Revolving Credit Facility, as amended (the "Revolving Credit Facility"). The Revolving Credit Facility has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200.0 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Revolving Credit Facility, of $1.5 billion at all times under the Revolving Credit Facility; the Company was compliant with this requirement as of March 31, 2021. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2021.

Although not the case at March 31, 2021, due to the Company's significant financing activities, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $14.3 billion as of March 31, 2021, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic. The Company will continue to consider various financing options to maximize liquidity and supplement cash requirements, as necessary.

On March 24, 2021, the Company entered into the Supplement to its aircraft purchase agreement with Boeing relating to the Company's purchase of Boeing 737 MAX 7 and 737 MAX 8 aircraft. Pursuant to the Supplement (i) the Company added 100 firm orders for the MAX 7, with the first 30 to be delivered in 2022; (ii) the Company added 155 MAX aircraft options; (iii) the order book was extended to include deliveries through 2031; and (iv) the Company converted 70 MAX 8 firm orders to MAX 7 firm orders. The Supplement also includes certain confidential credits, discounts, and other concessions provided to the Company by Boeing.

The following table details information on the aircraft in the Company's fleet as of March 31, 2021:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	16	462	(a)	370	92
737-800	175	6	207		190	17
737 MAX 8	175	2	61	(a)	33	28
Totals		12	730		593	137
(a) Included 59 Boeing 737 Next Generation and 7 Boeing 737 MAX 8 aircraft removed from active fleet and in temporary storage as of March 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s expectations related to payroll support pursuant to the American Rescue Plan Act of 2021;
•the Company’s financial outlook, expectations, and projected results of operations, including underlying assumptions and estimates, in particular related to the anticipated lessening of the negative impact of the COVID-19 pandemic;
•the Company’s capacity plans and expectations, including underlying assumptions and estimates, in particular related to the anticipated lessening of the negative impact of the COVID-19 pandemic on demand and bookings;
•the Company’s fleet plans and related expectations;
•the Company's initiatives, including its environmental sustainability goal;
•the Company's network plans and related expectations;
•the Company’s plans, expectations, and estimates related to fuel efficiency and fuel costs and the Company’s related management of risk associated with changing jet fuel prices, including the assumptions underlying the estimates;
•the Company's expectations with respect to capital expenditures, cash burn/cash flows, and liquidity, including its ability to meet its ongoing capital, operating, and other obligations, and the Company’s anticipated needs for, and sources of, funds;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the extent of the COVID-19 pandemic, including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus; the effectiveness and availability of vaccines; the duration and scope of related government orders and restrictions; the duration and scope of the Company's actions to address Customer and Employee health concerns; the extent of the impact of the COVID-19 pandemic on overall demand for air travel and the Company's related business plans and decisions; any negative impact of the COVID-19 pandemic on the Company's ability to retain key Employees; and any negative impact of the COVID-19 pandemic on the Company's access to capital;
•the impact of fears or actual outbreaks of other diseases, economic conditions, extreme or severe weather and natural disasters, fears of terrorism or war, actions of competitors, consumer perception, and other factors beyond the Company's control, on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the Company's dependence on Boeing with respect to the Company's fleet order book, delivery schedule, and other performance requirements under its agreements with the Company, including with respect to the Company’s ability to return all of its MAX aircraft to revenue service;
•the Company's and Boeing's dependence on other third-party providers to perform in accordance with expectations in connection with the manufacture and delivery of aircraft;
•the impact of the Company's obligations and restrictions related to its participation in the U.S. Treasury's payroll support programs, including restrictions and obligations associated with its loans from, and warrants issued to, the U.S. Treasury; and any related negative impact on the Company’ ability to retain key Employees;
•the enactment or adoption of future laws, statutes, and regulations and interpretations or enforcement of current and future laws, statutes, and regulations that affect the terms or application of the Company’s payroll support agreements with the U.S. Treasury and that may have a material adverse effect on the Company;
•the impact of governmental actions and governmental regulations on the Company's plans, strategies, financial results, and operations;
•the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions, on the Company's business plans and results of operations; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2021, the estimated fair value of outstanding contracts was an asset of $249 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2021, the Company had nine counterparties for which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At March 31, 2021, $72 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of March 31, 2021, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2021.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2021, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three sets of objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two sets of the objectors dismissed their appeals, and the Company and the other settling parties moved to dismiss the remaining appeal because the district court did not certify the approval order as appealable. The court of appeals ordered the parties to brief the jurisdictional issue and the merits of the objections raised in the appeal, and oral argument was held on April 14, 2021. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the MAX aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. Discovery is ongoing, class certification briefing has been completed, and a class certification hearing was held before the court on April 26, 2021. The Company denies all allegations of wrongdoing, including those in the complaint that were not dismissed. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas. A lead plaintiff has been appointed in the case, and an amended complaint was filed on July 2, 2020. The amended complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and January 29, 2020. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The amended complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On August 17, 2020, the Company and the individual defendants filed a motion to dismiss. On October 1, 2020, the lead plaintiff filed a response in opposition to the motion to dismiss. The Company filed a reply on or about October 21, 2020, such that the motion is now fully briefed, although the parties have each supplemented their prior briefing with regard to more recent case holdings in other matters. The Company denies all allegations of wrongdoing, including those in the amended complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) In connection with funding that the Company had received under the Payroll Support Program Extension, the Company has issued PSP2 Warrants to acquire up to 1.2 million shares of the Company's common stock since January 2021 to Treasury under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information regarding the PSP2 Warrants, see Note 2 of the unaudited Condensed Consolidated Financial Statements.

(c) On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, including restrictions on the Company pursuant to the CARES Act, the Payroll Support Program Extension, and the PSP3 Payroll Support Program through September 30, 2022, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has announced it has suspended further share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On January 15, 2021, the Company entered into definitive documentation with the United States Department of the Treasury (“Treasury”) with respect to funding support pursuant to Subtitle A of Title IV of Division N of the Consolidated Appropriations Act, 2021 (the “PSP Extension Law”). On January 15, 2021, the Company entered into a payroll support program extension agreement (the "Payroll Support Program Extension"), pursuant to which the Company received payroll support funding (“PSP2 Payroll Support”) under the PSP Extension Law. As consideration for the PSP2 Payroll Support, the Company issued a promissory note (the “PSP2 Note”) in favor of Treasury and entered into a warrant agreement with Treasury (the “PSP2 Warrant Agreement” and, together with the Payroll Support Program Extension and the PSP2 Note, the “PSP2 Payroll Support Documents”), pursuant to which the Company agreed to issue warrants (each, a “PSP2 Warrant”) to purchase common stock of the Company to Treasury in connection with each disbursement of PSP2 Payroll Support. The Company received disbursements of PSP2 Payroll Support on each of January 15, 2021 and March 5, 2021.

On April 23, 2021, the Company received additional PSP2 Payroll Support from Treasury in the amount of $259,105,560 (the “Additional PSP2 Support”), for which the Company provided Treasury consideration in the form of an increase of the PSP2 Note in an amount of $77,731,668 and a PSP2 Warrant to purchase up to 167,960 shares of the Company’s common stock under the PSP2 Warrant Agreement. After taking into account the Additional PSP2 Support, the Company has received $1,986,475,960 of PSP2 Payroll Support, for which the Company has provided Treasury with a PSP2 Note in the aggregate amount of $565,942,788 and PSP2 Warrants to purchase up to 1,222,867 shares of the Company’s common stock.

A description of the PSP2 Payroll Support Documents can be found in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 15, 2021, and a copy of each PSP2 Payroll Support Document is attached as an exhibit thereto. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

On April 23, 2021, the Company entered into definitive documentation with Treasury with respect to funding support pursuant to Section 7301 of the American Rescue Plan Act of 2021 (the “ARP”). Funds received under the ARP must be used to pay qualifying employee salaries, wages and benefits. The Company’s expected aggregate receipts under the program total $1,852,786,128, for which the Company expects to provide Treasury consideration in the form of (i) a promissory note in an amount equal to $525,835,838 and (ii) warrants to purchase up to an aggregate of 898,711 shares of the Company’s common stock, subject to adjustments by Treasury pursuant to the terms of the warrants in each case. Funds are expected to be disbursed to the Company in multiple installments.

On April 23, 2021, the Company entered into a Payroll Support Program 3 Agreement (the “PSP3 Agreement”) with Treasury, pursuant to which the Company will receive payroll support funding (“PSP3 Payroll Support”) under the ARP. On April 23, 2021, the Company received $926,393,064, or 50 percent, of the total expected PSP3 Payroll Support (the “Initial PSP3 Payroll Support”) pursuant to the ARP. Pursuant to the PSP3 Agreement and the ARP, in connection with the receipt of PSP3 Payroll Support, the Company is subject to certain restrictions, including prohibitions against involuntary furloughs and reductions in employee pay rates and benefits from the date of the PSP3 Agreement through the later of September 30, 2021 and the date the Company has expended all of the PSP3 Payroll Support; the elimination of share repurchases and dividends through September 30, 2022; and limits on executive compensation until April 1, 2023.

As consideration for the PSP3 Payroll Support, on April 23, 2021, the Company issued a promissory note (the “PSP3 Note”) in favor of Treasury and entered into a warrant agreement with Treasury (the “PSP3 Warrant Agreement” and together with the PSP3 Agreement and the PSP3 Note, the “PSP3 Payroll Support Documents”), pursuant to which the Company agreed to issue warrants (each, a “PSP3 Warrant”) to purchase common stock of the Company to Treasury. In connection with the disbursement of the Initial PSP3 Payroll Support on April 23, 2021, the PSP3 Note was issued in an initial amount of $247,917,919, and the Company issued a PSP3 Warrant to purchase up to 423,719 shares of common stock. Upon each subsequent disbursement of PSP3 Payroll Support to the Company under the PSP3 Agreement after April 23, 2021, (i) the principal amount of the PSP3 Note will automatically be increased in an amount equal to 30 percent of any such disbursement and (ii) the Company will issue an additional PSP3 Warrant to Treasury in an amount equal to 10 percent of the principal amount of the increase to the PSP3 Note in connection with such disbursement of PSP3 Payroll Support, divided by the strike price of $58.51 (which was the closing price of the Company’s common stock on March 10, 2021).

The PSP3 Note matures in full on April 23, 2031, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. The Company has an option to prepay the PSP3 Note at any time without premium or penalty. Amounts outstanding under the PSP3 Note bear interest at a rate of 1.00 percent before April 23, 2026 and, afterwards, at a rate equal to the Secured Overnight Financing Rate (SOFR) or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The PSP3 Note contains customary representations and warranties and events of default.

The PSP3 Warrant Agreement sets out the Company’s obligations to issue PSP3 Warrants in connection with disbursements of PSP3 Payroll Support and to file or designate a resale shelf registration statement for the PSP3 Warrants and the underlying shares of common stock. The Company has also granted Treasury certain demand underwritten offering and piggyback registration rights with respect to the PSP3 Warrants and the underlying common stock. Each PSP3 Warrant is exercisable at a strike price of $58.51 per share of common stock and will expire on the fifth anniversary of the issue date of such PSP3 Warrant. The PSP3 Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The PSP3 Warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The PSP3 Warrants do not have voting rights.

The description of the PSP3 Payroll Support Documents in this Item 5 is qualified in its entirety by reference to the full text of each of the PSP3 Payroll Support Documents, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

The PSP3 Payroll Support Documents are not intended to be a source of factual, business, or operational information about the Company or its subsidiaries. The representations and warranties and covenants contained in the PSP3 Payroll Support Documents were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the parties, including being qualified by disclosures for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Accordingly, investors should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company.

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

10.1	Supplemental Agreement No. 12 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.2	Supplemental Letter Agreement No. 6-1162-CAF-0390R2, to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.3
Mortgage and Security Agreement Supplement No. 1, dated March 30, 2021, between Southwest Airlines Co. and JPMorgan Chase Bank, N.A., acting as an administrative agent, pursuant to the Revolving Credit Facility Agreement dated as of August 3, 2016, as amended.

10.4	Payroll Support Program 3 Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 23, 2021.
10.5	Warrant Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 23, 2021.
10.6	Promissory Note, from Southwest Airlines Co. to the United States Department of the Treasury, dated April 23, 2021.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

April 27, 2021	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)