Form 10-Q
period 2021-06-30
SOUTHWEST AIRLINES CO
filed 2021-07-27
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on July 23, 2021: 591,644,557

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2021 and 2020
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2021 and 2020
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,124	$11,063
Short-term investments	2,751	2,271
Accounts and other receivables	1,328	1,130
Inventories of parts and supplies, at cost	464	414
Prepaid expenses and other current assets	521	295
Total current assets	19,188	15,173

Property and equipment, at cost:
Flight equipment	21,258	20,877
Ground property and equipment	6,183	6,083
Deposits on flight equipment purchase contracts	—	305
Assets constructed for others	—	309
	27,441	27,574
Less allowance for depreciation and amortization	12,199	11,743
	15,242	15,831
Goodwill	970	970
Operating lease right-of-use assets	1,969	1,892
Other assets	837	722
	$38,206	$34,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,378	$931
Accrued liabilities	2,353	2,259
Current operating lease liabilities	267	306
Air traffic liability	6,312	3,790
Current maturities of long-term debt	2,166	220
Total current liabilities	12,476	7,506

Long-term debt less current maturities	9,188	10,111
Air traffic liability - noncurrent	2,367	3,343
Deferred income taxes	1,688	1,634
Construction obligation	—	309
Noncurrent operating lease liabilities	1,679	1,562
Other noncurrent liabilities	1,120	1,247
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,269	4,191
Retained earnings	15,260	14,777
Accumulated other comprehensive income (loss)	136	(105)
Treasury stock, at cost	(10,865)	(10,875)
Total stockholders' equity	9,688	8,876
	$38,206	$34,588

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Passenger	$3,569	$704	$5,282	$4,549
Freight	50	38	92	77
Other	389	266	686	616
Total operating revenues	4,008	1,008	6,060	5,242

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	1,825	1,714	3,395	3,568
Payroll support and voluntary Employee programs, net	(740)	(784)	(2,187)	(784)
Fuel and oil	803	257	1,272	1,128
Maintenance materials and repairs	222	140	395	412
Landing fees and airport rentals	403	275	716	614
Depreciation and amortization	315	313	627	624
Other operating expenses	586	220	1,049	917
Total operating expenses, net	3,414	2,135	5,267	6,479

OPERATING INCOME (LOSS)	594	(1,127)	793	(1,237)

OTHER EXPENSES (INCOME):
Interest expense	116	96	229	124
Capitalized interest	(8)	(7)	(19)	(12)
Interest income	(2)	(9)	(4)	(26)
Other (gains) losses, net	(14)	32	(61)	60
Total other expenses (income)	92	112	145	146

INCOME (LOSS) BEFORE INCOME TAXES	502	(1,239)	648	(1,383)
PROVISION (BENEFIT) FOR INCOME TAXES	154	(324)	185	(374)

NET INCOME (LOSS)	$348	$(915)	$463	$(1,009)

NET INCOME (LOSS) PER SHARE, BASIC	$0.59	$(1.63)	$0.78	$(1.87)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.57	$(1.63)	$0.76	$(1.87)

COMPREHENSIVE INCOME (LOSS)	$544	$(859)	$723	$(1,078)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	591	563	591	539
Diluted	615	563	612	539
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments (See Note 1)	—	—	19	(19)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	8	—
Share-based compensation	—	14	—	—	—	14
Stock warrants	—	23	—	—	—	23
Comprehensive income	—	—	116	64	—	180
Balance at March 31, 2021	$888	$4,220	$14,912	$(60)	$(10,867)	$9,093
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	2	13
Share-based compensation	—	16	—	—	—	16
Stock warrants	—	22	—	—	—	22
Comprehensive income	—	—	348	196	—	544
Balance at June 30, 2021	$888	$4,269	$15,260	$136	$(10,865)	$9,688

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	6	(2)
Share-based compensation	—	9	—	—	—	9
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Comprehensive loss	—	—	(94)	(125)	—	(219)
Balance at March 31, 2020	$808	$1,582	$17,757	$(186)	$(10,886)	$9,075
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	8		—	5	13
Share-based compensation	—	(2)	—	—	—	(2)
Stock warrants	—	35	—	—	—	35
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive income (loss)	—	—	(915)	56	—	(859)
Balance at June 30, 2020	$888	$4,159	$16,842	$(130)	$(10,881)	$10,878
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$348	$(915)	$463	$(1,009)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	315	313	627	624
Unrealized/realized (gain) loss on fuel derivative instruments	(17)	6	(23)	8
Deferred income taxes	(30)	(181)	(26)	(230)
Gain on sale-leaseback transactions	—	(222)	—	(222)
Changes in certain assets and liabilities:
Accounts and other receivables	(563)	(119)	(797)	64
Other assets	16	224	5	282
Accounts payable and accrued liabilities	989	1,200	923	(90)
Air traffic liability	946	667	1,546	1,368
Other liabilities	(64)	(74)	(186)	(206)
Cash collateral received from derivative counterparties	48	12	86	7
Other, net	17	(14)	32	(76)
Net cash provided by operating activities	2,005	897	2,650	520

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95)	(113)	(190)	(336)
Supplier proceeds	—	128	—	428
Proceeds from sale-leaseback transactions	—	815	—	815
Purchases of short-term investments	(1,651)	(1,316)	(2,975)	(2,345)
Proceeds from sales of short-term and other investments	1,277	818	2,495	1,765
Net cash provided by (used in) investing activities	(469)	332	(670)	327

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	2,294	—	2,294
Proceeds from issuance of long-term debt	—	3,997	—	4,497
Proceeds from term loan credit facility	—	2,683	—	3,683
Proceeds from revolving credit facility	—	—	—	1,000
Proceeds from convertible notes	—	2,300	—	2,300
Proceeds from Payroll Support Program loan and warrants	625	885	1,136	885
Proceeds from Employee stock plans	13	13	26	24
Repurchase of common stock	—	—	—	(451)
Payments of long-term debt and finance lease obligations	(43)	(159)	(109)	(237)
Payments of term loan credit facility	—	(3,683)	—	(3,683)
Payments of revolving credit facility	—	(1,000)	—	(1,000)
Payments of cash dividends	—	—	—	(188)
Capitalized financing items	—	(171)	—	(176)
Other, net	22	23	28	8
Net cash provided by financing activities	617	7,182	1,081	8,956
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,153	8,411	3,061	9,803
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,971	3,940	11,063	2,548
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,124	$12,351	$14,124	$12,351

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
CASH PAYMENTS FOR:
Interest, net of amount capitalized	$150	$40	$167	$54
Income taxes	$176	$5	$177	$10

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use assets acquired under operating leases	$12	$661	$230	$686
Flight equipment acquired against supplier credit memo	$207	$—	$512	$—
Assets constructed for others	$(341)	$41	$(309)	$75
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2021 and 2020 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, beginning in early 2020, as a result of the COVID-19 pandemic, the Company's results have not always been in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2021. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

In the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), for the six months ended June 30, 2021, Payroll support and voluntary Employee programs, net, includes the correction of previously underaccrued payroll tax credits, related to fourth quarter 2020, of $88 million, pre-tax. Other gains and losses, net, includes gains of $60 million, pre-tax, to correct investment gains related to prior periods previously recorded in Accumulated other comprehensive income (loss) ("AOCI").

In the unaudited Condensed Consolidated Statement of Stockholders' Equity, for the six months ended June 30, 2021, the Company recorded a decrease of $19 million, net of tax, in AOCI and a corresponding increase in Retained earnings to correct the amount of the impact of the cumulative effect of adopting Accounting Standards Update ("ASU") 2016-01, Financial Instruments in 2018.

These corrections are not considered material to prior period financial statements and are not expected to be material to the full year 2021 financial statements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company saw a negative impact on bookings for future travel throughout 2020. The Company proactively canceled a significant portion of its scheduled flights in March 2020 and continued adjusting capacity throughout 2020, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience negative impacts to passenger demand and bookings early in 2021 due to the pandemic, in particular with respect to business travel, although as a result of declining reported COVID-19 cases throughout the United States, easing travel restrictions, lifting of business restrictions, and an increase in the number of individuals vaccinated, domestic leisure travel demand and bookings improved during second quarter 2021.

Since the start of the pandemic, the Company entered into definitive documentation with the United States Department of Treasury ("Treasury") with respect to payroll funding support ("Payroll Support") pursuant to three separate Payroll Support programs as described below.

In April 2020, the Company entered into definitive documentation (the "PSP1 Payroll Support Program") with Treasury with respect to Payroll Support under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). During 2020, the Company received a total of $3.4 billion of relief funds under the CARES Act. As consideration for this Payroll Support, the Company issued a promissory note in favor of Treasury and entered into a warrant agreement with Treasury, pursuant to which the Company agreed to issue warrants to purchase common stock of the Company to Treasury. During 2020, the Company provided the promissory note in the aggregate amount of $976 million and issued warrants valued at a total of $40 million to purchase up to an aggregate of 2.7 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the warrants.

In January 2021, the Company entered into definitive documentation (the "PSP2 Payroll Support Program") with Treasury with respect to Payroll Support under the Consolidated Appropriations Act, 2021 ("Consolidated Appropriations Act"). During the first six months of 2021, the Company received a total of $2.0 billion of relief funds under the Consolidated Appropriations Act. As consideration for this Payroll Support, the Company issued a promissory note ("PSP2 Note") in favor of Treasury and entered into a warrant agreement with Treasury, pursuant to which the Company agreed to issue warrants ("PSP2 Warrants") to purchase common stock of the Company to Treasury. Each PSP2 Warrant is exercisable at a strike price of $46.28 per share of common stock and will expire on the fifth anniversary of the issue date of such PSP2 Warrant. During 2021, the Company provided the promissory note in the aggregate amount of $566 million and issued warrants valued at a total of $27 million to purchase up to an aggregate of 1.2 million shares of the Company's common stock, subject to adjustment pursuant to the terms of the warrants.

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

In April 2021, the Company entered into definitive documentation (the "PSP3 Payroll Support Program") with Treasury with respect to Payroll Support under the American Rescue Plan Act of 2021 ("American Rescue Act"). During second quarter 2021, the Company received a total of $1.9 billion of relief funds under the American Rescue Act. As consideration for this Payroll Support, the Company issued a promissory note ("PSP3 Note") in favor of Treasury and entered into a warrant agreement with Treasury, pursuant to which the Company agreed to issue warrants ("PSP3 Warrants") to purchase common stock of the Company to Treasury. Each PSP3 Warrant is

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

exercisable at a strike price of $58.51 per share of common stock and will expire on the fifth anniversary of the issue date of such PSP3 Warrant. During second quarter 2021, the Company provided the promissory note in the aggregate amount of $526 million and issued warrants valued at a total of $18 million to purchase up to an aggregate of 899 thousand shares of the Company's common stock, subject to adjustment pursuant to the terms of the warrants.

The PSP3 Note matures in full on April 23, 2031, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. Amounts outstanding under the PSP3 Note bear interest at a rate of 1.00 percent before April 23, 2026, and, afterwards, at a rate equal to the Secured Overnight Financing Rate (SOFR) or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The PSP3 Note contains customary representations and warranties and events of default.

Pursuant to the PSP3 Payroll Support Program, in connection with the receipt of Payroll Support, the Company is subject to certain restrictions, including prohibitions against involuntary furloughs and reductions in employee pay rates and benefits through the later of September 30, 2021, and the date the Company has expended all of the Payroll Support under the PSP3 Payroll Support Program; the elimination of share repurchases and dividends through September 30, 2022; and limits on executive compensation until April 1, 2023.

Under each of the three Payroll Support programs, funds were received in multiple disbursements. Upon each initial disbursement of Payroll Support under each of the three Payroll Support programs, the Company provided a promissory note and issued warrants to Treasury. Upon each subsequent disbursement of Payroll Support under each of the three Payroll Support programs, (i) the principal amount of the applicable promissory note was increased and (ii) the Company issued additional warrants to Treasury.

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. The allocated to date grant portions of the Payroll Support received have been classified as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). The Company currently expects the remaining unallocated grant portion of Payroll Support of $763 million will be classified as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) in third quarter 2021. The Company has an option to prepay the promissory notes at any time without premium or penalty. Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The Company has also granted Treasury certain demand underwritten offering and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants do not have voting rights and include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions. Refer to the table below for more detail.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions, except shares in thousands)	Grant	Promissory Note	Warrants ($)	Total Payroll Support Proceeds	Warrants (shares)
PSP1 Payroll Support Program
April 21, 2020	$1,152	$459	$18	$1,630	1,258
May 29, 2020	448	196	8	652	536
June 30, 2020	448	196	9	652	536
July 30, 2020	225	97	3	326	268
September 30, 2020	64	28	2	94	78
	$2,337	$976	$40	$3,354	2,676

PSP2 Payroll Support Program
January 15, 2021	$625	$229	$9	$864	495
March 5, 2021	591	259	14	864	560
April 23, 2021	177	78	4	259	168
	$1,393	$566	$27	$1,987	1,223

PSP3 Payroll Support Program
April 23, 2021	$670	$248	$9	$926	424
June 3, 2021	640	278	9	926	475
	$1,310	$526	$18	$1,852	899

Total	$5,040	$2,068	$85	$7,193	4,798

On June 1, 2020, the Company announced Voluntary Separation Program 2020 ("Voluntary Separation Program"), a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service. Virtually all of the Company’s Employees hired before June 1, 2020 were eligible to participate in Voluntary Separation Program. A total of over 4,200 Employees initially elected to participate in Voluntary Separation Program.

In conjunction with Voluntary Separation Program, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years, all subject to early recalls. Approximately 11,000 Employees participated in the Extended ETO program. During second quarter 2021, approximately 7,000 Employees returned from the Extended ETO program and 1,466 Employees remained on Extended ETO leave as of June 30, 2021. Employees taking Extended ETO do not perform any work for the Company and are considered inactive while on leave, but do get paid a portion of their wages and continue to receive all associated benefits, as well as accrue service credit for all benefits. Contract employees who elected to take Extended ETO for periods between 12 and 18 months and had 10 or more years of service were given the opportunity to convert to the Voluntary Separation Program beginning on September 1, 2020, until up to 90 days before the end of their respective Extended ETO term. Approximately 300 Employees elected this conversion option during the first six months of 2021.

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in ASC Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $348 million of the liability balances were relieved during first and second quarter 2021 through payments to Employees, leaving a

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

balance of $436 million as of June 30, 2021. The balance consists of future wages and some benefits for the Employees that will not be working during their leave, or who have been permanently separated. The Company accrued amounts for up to the first 18 months from inception for all Employees that elected Extended ETO, but did not include amounts related to Pilots for periods beyond February 2022, based on the uncertainty of the Company's future capacity levels, and because it is not currently probable that such Employees will not be recalled to work beyond that timeframe. During the first half of 2021, the Company determined that it was no longer probable that a portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $115 million and $15 million credit to expense in first and second quarter 2021, respectively. Future adjustments to the amounts accrued may become necessary at a later date. Both of these items are classified within Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), and are in addition to the allocation of the PSP2 Payroll Support Program and PSP3 Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $724 million and $1.9 billion for the three and six months ended June 30, 2021, respectively.
In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of June 30, 2021, 39 aircraft remained in storage, all of which are expected to be placed back into service by December 31, 2021. Given the current expectation that these aircraft have been placed in storage temporarily, the Company has continued to record depreciation expense associated with them.

3.    NEW ACCOUNTING PRONOUNCEMENTS
On May 3, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's financial statements or disclosures.

On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard is effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company is currently evaluating its contracts that reference LIBOR and the potential impacts of applying the optional temporary guidance under this standard. There were no material LIBOR-related contract modifications during the six months ended June 30, 2021, and the Company will provide additional information about the transition to new reference rates for affected contracts and adoption of this standard at a future date, if material.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2021, the Company had fuel derivative instruments in place to provide coverage in future periods at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	June 30, 2021	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2021
Remainder of 2021	641	WTI crude oil and Brent crude oil
2022	1,220	WTI crude oil and Brent crude oil
2023	643	WTI crude oil and Brent crude oil
Beyond 2023	106	WTI crude oil
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2021	12/31/2020	6/30/2021	12/31/2020
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$204	$9	$—	$—
Fuel derivative contracts (gross)	Other assets	278	121	—	—
Interest rate derivative contracts	Other assets	1	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	3	6
Total derivatives designated as hedges		$483	$130	$3	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$20	$4	$—	$—
Total derivatives		$503	$134	$3	$6
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2021	2020
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$48	$3
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	72	31

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of June 30, 2021, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$224	$(48)	$176		$13	$(3)	$10
Fuel derivative contracts	Other assets	$278	$(72)	$206	(a)	$121	$(31)	$90	(a)
Interest rate derivative contracts	Other assets	$1	$—	$1	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$48	$(48)	$—		$3	$(3)	$—
Fuel derivative contracts	Other assets	$72	$(72)	$—	(a)	$31	$(31)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$3	$—	$3		$6	$—	$6
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended June 30, 2021			Three months ended June 30, 2020
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$12	$—	$1	$14	$14	$3

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	12	—	—	14	14	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	—	—	—	4
Derivatives designated as hedging instruments	—	—	—	—	—	(2)

Location and amount recognized in income on cash flow and fair value hedging relationships
	Six months ended June 30, 2021			Six months ended June 30, 2020
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$28	$6	$2	$36	$16	$4

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	28	6	—	36	16	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	2	—	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	—	—	—	7
Derivatives designated as hedging instruments	—	—	—	—	—	(4)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2021	2020
Fuel derivative contracts	$(192)	$(9)
Interest rate derivatives	6	—
Total	$(186)	$(9)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2021	2020
Fuel derivative contracts	$(275)	$75
Interest rate derivatives	(4)	32
Total	$(279)	$107

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2021	2020
Fuel derivative contracts	$(12)	$1	Other (gains) losses, net
Interest rate derivatives	—	5	Other (gains) losses, net
Total	$(12)	$6

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Six months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2021	2020
Fuel derivative contracts	$(16)	$1	Other (gains) losses, net
Interest rate derivatives	—	29	Other (gains) losses, net
Total	$(16)	$30

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and six months ended June 30, 2021 and 2020. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2021	2020
Fuel derivative contracts designated as hedges	$14	$13	Fuel and oil
Fuel derivative contracts not designated as hedges	10	11	Other (gains) losses, net

	Premium expense recognized in income on derivatives

	Six months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2021	2020
Fuel derivative contracts designated as hedges	$29	$38	Fuel and oil
Fuel derivative contracts not designated as hedges	21	11	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of June 30, 2021, recorded in AOCI, were approximately $88 million in net unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2021.

Interest Rate Swaps
The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges, and has in the past held interest rate swap agreements that have qualified as fair value hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the "shortcut" method of accounting for hedges, which dictates that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in earnings.

During 2019, the Company had entered into forward-starting interest rate swap agreements related to a series of 12 Boeing 737 MAX 8 ("MAX 8") aircraft leases originally scheduled to be received between July 2019 and February 2020. These lease contracts exposed the Company to interest rate risk as the rental payments were subject to adjustment and would become fixed based on the 9-year swap rate at the time of delivery. As a result of the grounding of the MAX aircraft, those deliveries were significantly delayed. These original agreements were subsequently terminated in third quarter 2019, and the Company entered into new interest rate swap agreements based on revised expected aircraft delivery dates. As the revised delivery dates were also not met, these subsequent agreements were subsequently de-designated as hedges and the agreements terminated. The Company received three of the twelve aircraft in December 2020, and an additional eight aircraft in first quarter 2021. The remaining delivery is expected during third quarter 2021. As a result of the discontinued hedges, the Company had cumulative losses "frozen" in AOCI, which are being recognized in earnings over the 9-year lease terms of each aircraft upon delivery. Therefore, the Company has reclassified approximately $1 million and $2 million in losses from AOCI into Other operating expenses, in the unaudited Condensed Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2021, respectively. No such reclassifications occurred in 2020. The cumulative amount remaining in AOCI as of June 30, 2021, associated with these leased aircraft, was $60 million.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2021, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$119	$58	$122	$57	$59	$41	$36	$10	$502
Cash collateral held from CP	120	—	—	—	—	—	—	—	120
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,
(in millions)	2021	2020
NET INCOME (LOSS)	$348	$(915)
Unrealized gain on fuel derivative instruments, net of deferred taxes of $61 and $9	201	30
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of ($1) and $—	(5)	1
Other, net of deferred taxes of $— and $8	—	25
Total other comprehensive income	$196	$56
COMPREHENSIVE INCOME (LOSS)	$544	$(859)

	Six months ended June 30,
(in millions)	2021	2020
NET INCOME (LOSS)	$463	$(1,009)
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $92 and ($10)	301	(35)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $1 and ($10)	6	(31)
Other, net of deferred taxes of ($13) and ($1)	(47)	(3)
Total other comprehensive income (loss)	$260	$(69)
COMPREHENSIVE INCOME (LOSS)	$723	$(1,078)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2021:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax	Accumulated other comprehensive income (loss)
Balance at March 31, 2021	$12	$(53)	$(43)	$24	$(60)
Changes in fair value	250	(7)	—	(57)	186
Reclassification to earnings	12	1	—	(3)	10
Balance at June 30, 2021	$274	$(59)	$(43)	$(36)	$136

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other		Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$(119)	$(66)	$(43)	$91		$32	$(105)
Cumulative effect of adopting ASU 2016-01 as of January 1, 2018 (See Note 1)	—	—	—	(31)		12	(19)
Changes in fair value	359	5	—	—		(85)	279
Reclassification to earnings	34	2	—	(60)	(a)	5	(19)
Balance at June 30, 2021	$274	$(59)	$(43)	$—		$(36)	$136
(a) Investment gains related to prior periods that were reclassified from AOCI into Other (gains) losses, net. See Note 1.

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2021:

Three months ended June 30, 2021
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$12	Fuel and oil expense
	3	Less: Tax expense
	$9	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Other operating expenses
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$10	Net of tax

Six months ended June 30, 2021
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$28	Fuel and oil expense
	6	Other (gains) losses, net
	8	Less: Tax expense
	$26	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Interest expense
	—	Less: Tax expense
	$2	Net of tax
Unrealized gain on deferred compensation plan investment (See Note 1)	$(60)	Other (gains) losses, net
	(13)	Less: Tax expense
	$(47)	Net of tax

Total reclassifications for the period	$(19)	Net of tax

6.    REVENUE

Passenger Revenues
Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Passenger non-loyalty	$2,875	$562	$4,230	$3,783
Passenger loyalty - air transportation	549	81	826	542
Passenger ancillary sold separately	145	61	226	224
Total passenger revenues	$3,569	$704	$5,282	$4,549

As of June 30, 2021, and December 31, 2020, the components of Air traffic liability and Air traffic liability - noncurrent, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected spoilage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2021	December 31, 2020
Air traffic liability - passenger travel and ancillary passenger services	$3,960	$2,686
Air traffic liability - loyalty program	4,719	4,447
Total Air traffic liability	$8,679	$7,133

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2021 and 2020 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Air traffic liability - loyalty program - beginning balance	$4,623	$3,561	$4,447	$3,385
Amounts deferred associated with points awarded	656	385	1,121	1,041
Revenue recognized from points redeemed - Passenger	(549)	(81)	(826)	(542)
Revenue recognized from points redeemed - Other	(11)	(9)	(23)	(28)
Air traffic liability - loyalty program - ending balance	$4,719	$3,856	$4,719	$3,856

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2021 and 2020 were as follows (in millions):

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	6,851
Revenue from amounts included in contract liability opening balances	(1,600)
Revenue from current period sales	(3,705)
Balance at June 30, 2021	$8,679

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,946
Revenue from amounts included in contract liability opening balances	(1,936)
Revenue from current period sales	(2,641)
Balance at June 30, 2020	$6,879

During 2020, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held in Air traffic liability, that are estimated to be redeemed for future travel as of June 30, 2021, remains much higher than historical levels. The amount of such Customer funds represent approximately 15 percent and 28 percent of the total Air traffic liability balance at June 30, 2021, and December 31, 2020, respectively, compared to approximately two percent of the Air traffic liability balance as of December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or that would have otherwise expired between March 1 and September 7, 2020 associated with flight cancellations, the Company extended the expiration date to September 7, 2022. At June 30, 2021, $1.5 billion of Customer travel funds remain in Air traffic liability with a September 7, 2022 expiration date, although the Company has estimated that a portion of those will not be redeemed. The Company has limited data available to predict the occurrence or timing of performance obligation satisfaction on these funds due to certain constraints including, but not limited to, consumer confidence, economic health, vaccines, and uncertainty regarding customer travel fund redemption patterns for funds that live longer than 12 months as this is unprecedented in Company history. As a result, recognition of these travel funds as flown revenue, refunds, or spoilage revenue will likely be more volatile from period to period compared to what previous Customer behavior may indicate, as cumulative revenue recognized is constrained to amounts that are not probable of being reversed. Despite the possibility that some of these travel funds may be redeemed beyond the upcoming twelve-month period, the Company has continued to classify them as "current" in the accompanying unaudited Condensed Consolidated Balance Sheet as they remain a demand liability and the Company has limited data to enable it to accurately estimate the portion that will not be redeemed for travel in the following twelve-month period.

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

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, fares, and coefficients. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve-months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately two years of the date the points are issued.

The Company has a co-branded credit card agreement (the “Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of the brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In 2018, Chase and Southwest executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended June 30, 2021 and 2020, the Company recognized $352 million and $256 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized $632 million and $577 million, respectively.

7.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts). An immaterial number of shares related to the Company's restricted stock units and stock warrants were excluded from the denominator for the three and six months ended June 30, 2020, because inclusion of such shares would be antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
NUMERATOR:
Net income (loss)	$348	$(915)	$463	$(1,009)

DENOMINATOR:
Weighted-average shares outstanding, basic	591	563	591	539
Dilutive effects of convertible notes (a)	22	—	19	—
Dilutive effect of stock warrants	1	—	1	—
Dilutive effect of restricted stock units	1	—	1	—
Adjusted weighted-average shares outstanding, diluted	615	563	612	539

NET INCOME (LOSS) PER SHARE:
Basic	$0.59	$(1.63)	$0.78	$(1.87)
Diluted	$0.57	$(1.63)	$0.76	$(1.87)

(a) Because the Company intends to settle conversions by paying cash up to the principal amount of the convertible notes, with any excess conversion value settled in shares of common stock, the convertible notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share, and the Company reports Net income for the given period. For the three and six months ended June 30, 2021, the average market price of the Company's common stock exceeded this conversion price per share and as such, the common shares underlying the convertible notes were included in the diluted calculation. The convertible notes stipulated that holders of the notes could not elect to convert their convertible notes to shares of common stock until after June 30, 2020, subject to certain terms contained therein, and therefore there was no dilutive impact related to the notes until July 1, 2020. See Note 8 for further information on the convertible notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

As of June 30, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments in equity securities with readily determinable market values associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and December 31, 2020:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$13,759	$13,759	$—	$—
Commercial paper	90	—	90	—
Time deposits	275	—	275	—
Short-term investments:
Treasury bills	2,150	2,150	—	—
Certificates of deposit	1	—	1	—
Time deposits	600	—	600	—
Fuel derivatives:
Option contracts (b)	502	—	—	502
Interest rate derivatives (see Note 4)	1	—	1	—
Other available-for-sale securities	259	259	—	—
Total assets	$17,637	$16,168	$967	$502
Liabilities
Interest rate derivatives (see Note 4)	$(3)	$—	$(3)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$10,663	$10,663	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	10	—	10	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	46	—	46	—
Time deposits	425	—	425	—
Fuel derivatives:
Option contracts (b)	134	—	—	134
Other available-for-sale securities	259	259	—	—
Total assets	$13,727	$12,722	$871	$134
Liabilities
Interest rate derivatives (see Note 4)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2021, or the year ended December 31, 2020. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2021	$249
Total gains for the period
Included in earnings	12	(a)
Included in other comprehensive income	250
Settlements	(9)
Balance at June 30, 2021	$502
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$12	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$246
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2020	$134
Total gains for the period
Included in earnings	10	(a)
Included in other comprehensive income	367
Settlements	(9)
Balance at June 30, 2021	$502
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$10	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021	$360

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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2021:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Third quarter 2021	17-33%	26%
			Fourth quarter 2021	27-33%	29%
			2022	24-37%	30%
			2023	23-28%	25%
			Beyond 2023	23-25%	24%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2021, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due 2022	$300	$308	Level 2
Pass Through Certificates due 2022 - 6.24%	105	108	Level 2
4.75% Notes due 2023	1,250	1,342	Level 2
1.25% Convertible Notes due 2025	1,982	3,494	Level 2
5.25% Notes due 2025	1,550	1,770	Level 2
Term Loan Agreement payable through 2025 - 1.55%	106	106	Level 3
3.00% Notes due 2026	300	321	Level 2
Term Loan Agreement payable through 2026 - 1.31%	149	146	Level 3
3.45% Notes due 2027	300	326	Level 2
5.125% Notes due 2027	2,000	2,355	Level 2
7.375% Debentures due 2027	118	146	Level 2
Term Loan Agreement payable through 2028 - 1.55%	171	171	Level 3
2.625% Notes due 2030	500	513	Level 2
1.000% Payroll Support Program Loan due April 2030	976	956	Level 3
1.000% Payroll Support Program Loan due January 2031	566	542	Level 3
1.000% Payroll Support Program Loan due April 2031	526	500	Level 3

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes. The carrying amount of the equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes, which was determined to be $403 million. The equity component is not remeasured as long as it continues to meet the conditions for equity classification, which it had as of June 30, 2021, and December 31, 2020. The following table details the liability component recognized related to the Convertible Notes as of June 30, 2021, and December 31, 2020:

(in millions)	June 30, 2021	December 31, 2020
Liability component:
Principal amount	$2,300	$2,300
Unamortized debt discount	(318)	(355)
Net carrying amount	$1,982	$1,945

The effective interest rate on the liability component was approximately 5.2 percent for the three and six months ended June 30, 2021. The Company recognized $28 million of interest expense associated with the Convertible Notes during the three months ended June 30, 2021, including $19 million of non-cash amortization of the debt discount, $2 million of non-cash amortization of debt issuance costs, and $7 million of contractual coupon interest. The Company recognized $56 million of interest expense associated with the Convertible Notes during the six months ended June 30, 2021, including $37 million of non-cash amortization of the debt discount, $4 million of non-cash amortization of debt issuance costs, and $15 million of contractual coupon interest. The unamortized debt discount and issuance costs will be recognized as non-cash interest expense over the 5-year term of the notes, through May 1, 2025, less any amounts that would be required to be accelerated to expense immediately upon any future conversions.

As of June 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $874 million, using the closing stock price on June 30, 2021. The Convertible Notes met the criteria to be converted beginning April 1, 2021, and thus have been reclassified as part of Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2021. An immaterial number of conversions were exercised in second quarter 2021, which will be settled in third quarter 2021.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2021	December 31, 2020
Trade receivables	$81	$46
Credit card receivables	129	35
Business partners and other suppliers	380	274
Taxes receivable (a)	696	740
Other	42	35
Accounts and other receivables	$1,328	$1,130

(in millions)	June 30, 2021	December 31, 2020
Derivative contracts	$207	$90
Intangible assets, net	295	295
Other	335	337
Other assets	$837	$722

(in millions)	June 30, 2021	December 31, 2020
Accounts payable trade	$219	$111
Salaries payable	253	201
Taxes payable excluding income taxes	266	49
Aircraft maintenance payable	75	95
Fuel payable	112	66
Other payable	453	409
Accounts payable	$1,378	$931

(in millions)	June 30, 2021	December 31, 2020
Deferred Payroll Support Program grant proceeds	$763	$—
Extended Emergency Time Off	48	393
Voluntary Separation Program	112	143
Profitsharing and savings plans	136	25
Vendor prepayment (b)	—	600
Vacation pay	448	436
Health	109	111
Workers compensation	145	161
Property and income taxes	102	84
Interest	47	49
Deferred supplier payments (c)	151	—
Other	292	257
Accrued liabilities	$2,353	$2,259

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	June 30, 2021	December 31, 2020
Extended Emergency Time Off	$—	$57
Voluntary Separation Program	276	321
Postretirement obligation	432	428
Other deferred compensation	338	353
Other	74	88
Other noncurrent liabilities	$1,120	$1,247

(a) Both periods include approximately $470 million associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years and claim refunds of federal taxes paid. This amount also includes excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company.
(b) In fourth quarter 2020, the Company received a $600 million prepayment from Chase for Rapid Rewards points that were subsequently issued to Members during the six months ended June 30, 2021, based on cardholder activity on the Visa credit card associated with its loyalty program.
(c) Represents amounts owed for aircraft deliveries received that will be relieved via future payments to supplier. See Note 11 for further information.

For further information on fuel derivative and interest rate derivative contracts, see Note 4.

Other Operating Expenses, net
Other operating expenses, net, consists of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Operating expenses.

10.    COMMITMENTS AND CONTINGENCIES

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company oversaw and managed the design, development, financing, construction, and commissioning of a passenger processing facility between Terminals 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project included ticketing, baggage claim, passenger screening, and a bus gate. Construction on the Terminal 1.5 Project began during third quarter 2017 and was substantially completed at December 31, 2020. The project final cost was approximately $410 million. During second quarter 2021, LAWA repaid the outstanding loan and purchased the remaining completed assets for accounting purposes, at which time the Terminal 1.5 Project remaining asset and liability of $365 million on the balance sheet were de-recognized in accordance with applicable accounting guidance. This item was also reported as a supplemental noncash transaction on the unaudited Condensed Consolidated Statement of Cash Flows, net of Assets constructed for others additions during the period.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC. As of June 30, 2021, $399 million of principal remained outstanding. The net present value of the future principal and interest payments associated with the bonds was $432 million as of June 30, 2021, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

Based on growth opportunities and ongoing fleet modernization plans for more climate-friendly aircraft, the Company entered into three supplemental agreements with The Boeing Company ("Boeing") during second quarter 2021 to increase its 2022 firm orders by 34 Boeing 737 MAX 7 ("MAX 7") aircraft (consisting of two 2022 options exercised and 32 options accelerated and exercised from later years), resulting in 234 firm orders for MAX 7 aircraft as of June 30, 2021. Additionally, the Company accelerated 10 options into 2022, 32 options into 2023, 16 options into 2024, 16 options into 2025, and added 32 new options into 2026 through 2027, bringing the total firm and option order book to 660 aircraft as of June 30, 2021. Fleet and capacity plans will continue to evolve as the Company manages through this recovery period, and it will continue to evaluate its remaining MAX options for 2022. However, with its cost-effective order book, the Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. Additional information regarding the Company's delivery schedule is included in the following table as of June 30, 2021.

	The Boeing Company
	MAX 7 Firm Orders	MAX 8 Firm Orders		MAX 7 or 8 Options	Additional MAX 8s		Total
2021	—	19		—	9		28	(a)
2022	64	—		50	—		114
2023	30	—		60	—		90
2024	30	—		56	—		86
2025	30	—		56	—		86
2026	15	15		40	—		70
2027	15	15		6	—		36
2028	15	15		—	—		30
2029	20	30		—	—		50
2030	15	45		—	—		60
2031	—	10		—	—		10
	234	149	(b)	268	9	(c)	660
(a) Includes 27 737 MAX 8s delivered as of June 30, 2021, consisting of 19 owned and 8 leased aircraft.
(b) The Company has flexibility to designate firm orders or options as MAX 7 or MAX 8, upon written advance notification as stated in the contract.
(c) These 9 additional MAX 8 aircraft are leases acquired from various third parties, including 8 leased MAX 8 aircraft delivered as of June 30, 2021. The Company also received 7 leased MAX 8 aircraft in fourth quarter 2020, for a total of 16 MAX 8 operating leased aircraft from third parties in 2020 and 2021, combined.

Based on the Company's existing agreement with Boeing as reflected in the delivery schedule above, the Company's cash capital commitments associated with its firm orders as of June 30, 2021, are as follows: none for 2021 (due to previously agreed upon delivery credits provided by Boeing to the Company due to settlement of 2020 estimated damages related to the FAA grounding of the 737 MAX aircraft and progress payments made to date on undelivered aircraft), $1.5 billion in 2022, $1.2 billion in 2023, $1.1 billion in 2024, $835 million in 2025, $971 million in 2026, and $7.0 billion thereafter.

Contingencies

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The most significant financial impacts of the grounding resulting from the FAA's emergency order were the lost revenues, operating income, and operating cash flows, and delayed capital expenditures, directly associated with the Company's grounded MAX fleet and other new aircraft that were not able to be delivered. In July 2019, Boeing announced a $4.9 billion after-tax charge for "potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding." In January 2020, Boeing announced an additional pre-tax charge of $2.6 billion related to "estimated potential concessions and other considerations to customers related to the 737 MAX grounding."

During 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but were intended to provide for a substantial portion of the Company’s financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet at the time, and the Company’s future firm aircraft deliveries as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the years ended December 31, 2019 and 2020, or the three and six months ended June 30, 2021.

During December 2020, the Company entered into an agreement with Boeing to compensate the Company for estimated financial damages incurred during 2020 related to the grounding of the MAX. The terms of the agreement are confidential, but the compensation is in the form of credit memos taken against future payments due to Boeing as aircraft have been and are delivered in accordance with the amended delivery schedule, or as future progress payments are due. In accordance with applicable accounting principles, the Company has accounted for substantially all of the compensation received from Boeing as a reduction in cost basis spread across both the existing owned MAX in the Company’s fleet, and the Company’s future firm aircraft deliveries from Boeing as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings during the three and six months ended June 30, 2021.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2021 and 2020 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. In the first half of both years, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

	Three months ended June 30,
	2021	2020	Change
Revenue passengers carried (000s)	26,158	5,253	n.m.
Enplaned passengers (000s)	32,786	6,990	n.m.
Revenue passenger miles (RPMs) (in millions)(a)	27,689	5,614	n.m.
Available seat miles (ASMs) (in millions)(b)	33,414	17,887	86.8%
Load factor(c)	82.9%	31.4%	51.5	pts.
Average length of passenger haul (miles)	1,059	1,069	(0.9)%
Average aircraft stage length (miles)	794	749	6.0%
Trips flown	268,820	153,088	75.6%
Seats flown (000s)(d)	41,826	23,650	76.9%
Seats per trip(e)	155.6	154.5	0.7%
Average passenger fare	$136.46	$134.04	1.8%
Passenger revenue yield per RPM (cents)(f)	12.89	12.54	2.8%
Operating revenues per ASM (cents)(g)	11.99	5.63	113.0%
Passenger revenue per ASM (cents)(h)	10.68	3.94	171.1%
Operating expenses per ASM (cents)(i)	10.22	11.94	(14.4)%
Operating expenses per ASM, excluding fuel (cents)	7.81	10.50	(25.6)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.56	10.50	(28.0)%
Fuel costs per gallon, including fuel tax	$1.88	$1.23	52.8%
Fuel costs per gallon, including fuel tax, economic	$1.92	$1.33	44.4%
Fuel consumed, in gallons (millions)	426	208	104.8%
Active fulltime equivalent Employees(j)	54,448	61,118	(10.9)%
Aircraft at end of period(k)	736	737	(0.1)%

	Six months ended June 30,
	2021	2020	Change
Revenue passengers carried (000s)	40,383	30,001	34.6%
Enplaned passengers (000s)	50,713	36,768	37.9%
Revenue passenger miles (RPMs) (in millions)(a)	42,565	29,549	44.0%
Available seat miles (ASMs) (in millions)(b)	56,561	53,237	6.2%
Load factor(c)	75.3%	55.5%	19.8	pts.
Average length of passenger haul (miles)	1,054	985	7.0%
Average aircraft stage length (miles)	785	741	5.9%
Trips flown	461,221	465,481	(0.9)%
Seats flown (000s)(d)	71,617	70,780	1.2%
Seats per trip(e)	155.3	152.1	2.1%
Average passenger fare	$130.79	$151.63	(13.7)%
Passenger revenue yield per RPM (cents)(f)	12.41	15.40	(19.4)%
Operating revenues per ASM (cents)(g)	10.71	9.85	8.7%
Passenger revenue per ASM (cents)(h)	9.34	8.55	9.2%
Operating expenses per ASM (cents)(i)	9.31	12.17	(23.5)%
Operating expenses per ASM, excluding fuel (cents)	7.06	10.05	(29.8)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	6.87	10.05	(31.6)%
Fuel costs per gallon, including fuel tax	$1.78	$1.69	5.3%
Fuel costs per gallon, including fuel tax, economic	$1.83	$1.72	6.4%
Fuel consumed, in gallons (millions)	712	664	7.2%
Active fulltime equivalent Employees(j)	54,448	61,118	(10.9)%
Aircraft at end of period(k)	736	737	(0.1)%

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
(j) Included 1,446 Employees participating in the Extended Emergency Time Off program as of June 30, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included 39 Boeing 737 Next Generation aircraft in temporary storage as of June 30, 2021. Also included 34 Boeing 737 MAX and 77 Boeing 737 Next Generation aircraft in long-term storage as of June 30, 2020. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

Financial Overview

In late February 2020, the Company began to see a negative impact from the COVID-19 pandemic, which quickly accelerated during first quarter 2020 and continued throughout 2020. The Company continued to experience negative impacts to passenger demand and bookings early in 2021, due to the pandemic, in particular with respect to business travel, although as a result of declining COVID-19 cases throughout the United States, easing travel restrictions, lifting of business restrictions, and an increase in the numbers of persons vaccinated, domestic leisure travel demand and bookings improved during second quarter 2021. The Company's financial results in both years, on both a GAAP and Non-GAAP basis, were significantly impacted by the pandemic and resulting effect on demand and passenger bookings. In addition, GAAP results for the three and six months ended June 30, 2021 included $1.5 billion and $2.7 billion, respectively, in grants of payroll funding support ("Payroll Support") from the United States Department of Treasury ("Treasury"). See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on payroll support programs administered through Treasury, as well as the significant impacts to the Company’s operations, financial performance, and liquidity from the COVID-19 pandemic.

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2021 and 2020 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Six Months Ended
(in millions, except per share amounts)	June 30,			June 30,
GAAP	2021	2020	Percent Change	2021	2020	Percent Change
Operating income (loss)	$594	$(1,127)	n.m.	$793	$(1,237)	n.m.
Net income (loss)	$348	$(915)	n.m.	$463	$(1,009)	n.m.
Net income (loss) per share, diluted	$0.57	$(1.63)	n.m.	$0.76	$(1.87)	n.m.

Non-GAAP
Operating loss	$(162)	$(2,154)	(92.5)	$(1,431)	$(2,264)	(36.8)
Net loss	$(206)	$(1,501)	(86.3)	$(1,221)	$(1,578)	(22.6)
Net loss per share, diluted	$(0.35)	$(2.67)	(86.9)	$(2.07)	$(2.93)	(29.4)

The significant increase in GAAP Net income (loss) and Operating income (loss), and significant decrease in non-GAAP Net loss and Operating loss, year-over-year, for both the quarter and year-to-date periods noted above, was primarily due to the declining COVID-19 cases throughout the United States, easing travel restrictions, lifting of business restrictions, and an increase in the numbers of persons vaccinated, as domestic leisure travel demand and bookings improved rapidly during 2021. These impacts combined to result in a 297.6 percent increase in Operating revenues in second quarter 2021, and a 15.6 percent increase in Operating revenues for the six months ended June 30, 2021. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
COVID-19 Pandemic Impacts

In response to the far-reaching impacts of the COVID-19 pandemic, the Company took, and continues to assess and modify, measures to support the well-being of both its Employees and passengers, including procedures and policies intended to maintain cleanliness on aircraft and at facilities, and mitigate the spread of the virus. The Company also continues to monitor guidelines and recommendations from the Centers for Disease Control and Prevention applicable to the Company’s daily operations, and the manner in which the majority of the Company’s office and clerical Employees work on a daily basis.

As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has received significant financial assistance from Treasury in the form of Payroll Support, and this assistance will continue to have a significant impact on the Company's reported GAAP financial results at least through third quarter 2021.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 ("Voluntary Separation Program") and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs associated with the impacts of the pandemic. Employees had until July 15, 2020, to determine whether to participate in one of these programs, and approximately 15,000 Employees elected to do so. During second quarter 2021, 7,000 Employees returned from the Extended ETO program and 1,466 Employees remained on Extended ETO leave as of June 30, 2021, although most of those Employees will be recalled by September 30, 2021. In accordance with applicable accounting guidance, the Company accrued a total charge of $1.4 billion in 2020 related to the special termination benefits for Employees who had accepted the Company's offer to participate in its Voluntary Separation Program and the special benefits for Employees who participated in its Extended ETO program. The accrual is being reduced as program benefits are paid or as it becomes no longer probable that Employees will remain on leave for their elected terms. This program has allowed the Company to reduce its fixed cost structure in the near-term, while maintaining the ability to adjust to an improvement in travel demand. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. As a result of these voluntary programs, the Company's salaries, wages, and benefits costs were lowered by approximately $325 million for the three months ended June 30, 2021.
Company Overview

On November 18, 2020, the Federal Aviation Administration (the "FAA") issued official requirements to enable airlines to return the Boeing 737 MAX to service. The Company worked to meet the FAA's requirements by modifying certain operating procedures, implementing enhanced Pilot training requirements, installing FAA-approved flight control software updates, and completing other required maintenance tasks specific to the MAX aircraft. The Company began returning the MAX to service on March 11, 2021, after the Company met all FAA requirements and Pilots received updated, MAX-related training. Subsequently, during April 2021, the Company became aware of a Boeing production issue related to the electrical power system on a subset of MAX aircraft. Upon learning of the issue, the Company immediately removed 32 MAX aircraft from service for review. As of June 30, 2021, all MAX aircraft have received the repairs and maintenance as directed by the FAA and The Boeing Company ("Boeing"), and have been returned to service.

Based on growth opportunities and ongoing fleet modernization plans for a less carbon-intensive aircraft, the Company recently entered into supplemental agreements with Boeing to increase its 2022 firm orders by 34 Boeing 737 MAX 7 ("MAX 7") aircraft (consisting of two 2022 options exercised and 32 options accelerated and exercised from later years), resulting in 234 firm orders for MAX 7 aircraft as of June 30, 2021. Additionally, the Company accelerated 10 options into 2022, 32 options into 2023, 16 options into 2024, 16 options into 2025, and added 32 new options into 2026 through 2027, bringing the total firm and option order book to 660 aircraft as of June 30, 2021. On July 1, 2021, the Company exercised three options for delivery in 2022 and intends to exercise another three options in July 2021 for 2022 delivery. Upon the planned exercise of these three additional options, the Company's 2022 firm orders will increase to 70 with 44 remaining options, and its order book with Boeing will consist of a total of 389 MAX firm orders (240 MAX 7 and 149 MAX 8) and 262 MAX options (MAX 7 or MAX 8) for years 2021 through 2031. The Company continues to expect that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 461 737-700 aircraft over the next 10 to 15 years to support the modernization of its fleet, a key component of its environmental sustainability efforts.

The Company ended second quarter 2021 with 736 aircraft in its fleet, including 68 Boeing MAX 8 aircraft. During second quarter 2021, the Company took delivery of seven Boeing 737 MAX 8 ("MAX 8") aircraft. The Company expects delivery of one additional leased Boeing 737 MAX 8 aircraft by December 31, 2021. Also during second quarter 2021, the Company returned one leased 737-700 aircraft and expects to retire one more 737-700 aircraft in 2021, for a total of 10 retirements in 2021. As of June 30, 2021, 39 737-700 aircraft remained in temporary storage due to the prolonged period of depressed capacity levels. These aircraft are expected to have required maintenance checks completed and be returned to service by the end of this year.

The Company has published its flight schedule through January 5, 2022. The Company is pursuing additional revenue opportunities that utilize idle aircraft to provide Southwest's legendary Customer Service to new, popular destinations. The Company is leveraging additional airports in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations from across its domestic-focused network. These additional service points on the Company's route map are opportunities it can provide Customers now, all while better positioning the Company for a travel demand rebound. During 2021, the Company has begun service to new destinations including:

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
•Bozeman Yellowstone International Airport - May 27, 2021
•Jackson-Medgar Wiley Evers International Airport in Mississippi - June 6, 2021

The Company has also announced other new destinations and expected service commencement dates including:
•Eugene Airport in Oregon - August 29, 2021
•Bellingham International Airport in Washington - November 7, 2021
•Syracuse Hancock International Airport in New York - November 14, 2021

The Company began additional service to Hawaii from Los Angeles and Las Vegas on June 6, 2021, and from Phoenix on June 27, 2021. Alongside established Hawaii service at five other California airports, these three additional gateways with nonstop service to multiple airports in the Hawaiian Islands now give Southwest Customers in more than 40 cities on the mainland low-fare connecting or same-plane access to Hawaii.

The COVID-19 pandemic had a particularly negative impact on international operations and led to the Company's suspension of international operations in first quarter 2020. The Company has since resumed service to Aruba, Mexico, Costa Rica, Jamaica, the Dominican Republic, and Cuba. With the easing of government restrictions and continued increase in demand for beach and leisure destinations, the Company intends to resume service to its remaining international destinations, including Belize, the Bahamas, Turks and Caicos, and the Cayman Islands, by November 7, 2021.

Thus far, the Company continues to experience typical leisure booking patterns for summer and fall 2021 travel. Based on current bookings, leisure passenger traffic and fares in July 2021 are expected to trend higher than July 2019 levels. The Company's revenue outlook for August 2021 is impacted by less holiday travel, an estimated one to two point headwind, compared with August 2019, as the Labor Day holiday weekend falls in September 2021, whereas it was split between August and September in 2019. Despite steady weekly improvements in business bookings, thus far, in July, the lag in business travel recovery is expected to continue to have a negative impact on close-in demand and average passenger fares in third quarter 2021.

The following table presents selected preliminary estimates of operating revenue and load factor for July and August 2021:

	Estimated July 2021	Estimated August 2021
Operating revenue compared with 2019 (a)	Down 10% to 15%	Down 12% to 17%
Previous estimation	Down 15% to 20%	(b)
Load factor	~85%	~80%
Previous estimation	(b)	(b)
(a) The Company believes that operating revenues compared with 2019 is a more relevant measure of performance than a year-over-year comparison due to the significant impacts in 2020 due to the pandemic.
(b) Remains unchanged from the previously provided estimation.

The Company expects its third quarter 2021 capacity to increase from second quarter 2021 levels, based on the expectation of further improvement in travel demand. The Company is in the process of adjusting its published flight schedules for September and October 2021. Including these adjustments, the following table presents capacity estimates for third quarter 2021:

	Estimated July 2021	Estimated August 2021	Estimated September 2021	Estimated 3Q 2021
ASMs year-over-year	Up ~41%	Up ~41%	Up ~68%	Up ~49%
Previous estimation	(a)	Up ~39%	(a)	(a)
ASMs compared with 2019	Down ~3%	Up ~3%	Comparable	Comparable
Previous estimation	(a)	Comparable	(a)	(a)
(a) Remains unchanged from previously provided estimation.

In addition, the Company currently expects its fourth quarter 2021 capacity to increase approximately 68 percent, year-over-year, and to be comparable with fourth quarter 2019.

Based on current cost trends, third quarter 2021 operating expenses and unit costs, excluding fuel and oil expense, special items, and profitsharing, are expected to increase in the range of one to five percent, compared with third quarter 2019. The Company currently estimates three to four points of the unit cost increase in third quarter 2021 to be attributable to ramp up costs and premium pay being offered to Operations Employees. Another one point is attributable to lower estimated cost savings from voluntary leave programs due to higher than projected Employee recalls. The projections do not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense because the Company cannot reliably predict or estimate these items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. The Company now estimates annual 2021 cost savings from these programs to be approximately $1.0 billion. The Company expects third quarter 2021 cost savings from these programs to be approximately $150 million. To support the return of flight activity, the Company expects to recall the vast majority of its Employees early from voluntary time-off by the end of third quarter 2021, which is expected to reduce the Company's prior forecasted savings from voluntary leave programs beyond second quarter 2021.

Material Changes in Results of Operations

Comparison of three months ended June 30, 2021 and June 30, 2020

Operating Revenues

Total operating revenues for second quarter 2021 increased by $3.0 billion, year-over-year, to $4.0 billion, driven primarily by the improvements in leisure Passenger demand and bookings throughout second quarter 2021 versus the severe impacts to demand and bookings from the COVID-19 pandemic in second quarter 2020. Second quarter 2021 operating revenues per available seat mile (RASM) were 11.99 cents, and increased 113.0 percent, compared with second quarter 2020, primarily driven by the improvement in passenger demand as impacts from the COVID-19 pandemic eased, which also contributed to the Load factor increase of 51.5 points, and the passenger revenue yield increase of 2.8 percent, year-over-year.

Passenger revenues for second quarter 2021 increased by $2.9 billion, year-over-year. On a unit basis, Passenger revenues increased 171.1 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis was primarily due to travel restrictions easing and business restrictions lifting which resulted in improvements in leisure Passenger demand and bookings.

Freight revenues for second quarter 2021 increased by $12 million, or 31.6 percent, compared with second quarter 2020, primarily due to increased demand as businesses reduced pandemic driven restrictions.

Other revenues for second quarter 2021 increased by $123 million, or 46.2 percent, compared with second quarter 2020. The increase was primarily due to an increase in income from business partners, including Chase Bank USA, N.A. ("Chase") and the impact on spend on the Company's co-branded card, driven by an increase in consumer spending.

Operating Expenses

Operating expenses for second quarter 2021 increased by $1.3 billion, or 59.9 percent, compared with second quarter 2020, while capacity increased 86.8 percent over the same prior year period. The operating expense increase was primarily due to higher market jet fuel prices and the significant increase in fuel gallons consumed, coupled with significant increases in trips flown and other variable flight-driven expenses. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. In second quarter 2020, ASMs were significantly impacted by the dramatic and severe drop in demand as a result of the COVID-19 pandemic which led to numerous flight cancellations and flight schedule adjustments. The Company increased capacity to match the higher demand during second quarter 2021 and incurred more variable, flight-driven expenses as a result. See "COVID-19 Pandemic Impacts" above and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the second quarter of 2021 and 2020, followed by explanations of these changes on a per ASM basis and dollar basis:

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2021		2020
Salaries, wages, and benefits	5.46	¢	9.58	¢	(4.12)	¢	(43.0)%
Payroll support and voluntary Employee programs, net	(2.22)		(4.38)		2.16		(49.3)
Fuel and oil	2.41		1.44		0.97		67.4
Maintenance materials and repairs	0.66		0.78		(0.12)		(15.4)
Landing fees and airport rentals	1.21		1.54		(0.33)		(21.4)
Depreciation and amortization	0.94		1.75		(0.81)		(46.3)
Other operating expenses, net	1.76		1.23		0.53		43.1
Total	10.22	¢	11.94	¢	(1.72)	¢	(14.4)%

Operating expenses per ASM for second quarter 2021 decreased by 14.4 percent, compared with second quarter 2020. Operating expenses per ASM for second quarter 2021, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), decreased 39.3 percent, compared with second quarter 2020. On both a GAAP and non-GAAP basis, excluding Fuel and oil expense, profitsharing, and special items, the unit cost decreases in second quarter 2021 were primarily driven by the 86.8 percent increase in capacity as Trips flown increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for second quarter 2021 increased by $111 million, or 6.5 percent, compared with second quarter 2020. On a per ASM basis, second quarter 2021 Salaries, wages, and benefits expense decreased 43.0 percent, compared with second quarter 2020, as the dollar increases were more than offset by the 86.8 percent increase in capacity due to a more stable and efficient flight schedule. On a dollar basis, the increase was primarily driven by a profitsharing expense accrual of $85 million in second quarter 2021, compared with no profitsharing expense accrual in second quarter 2020.

Payroll support and voluntary Employee programs, net (a reduction to expense) for second quarter 2021 resulted in a decrease of $44 million, compared with second quarter 2020. On a per ASM basis, second quarter 2021 Payroll support and voluntary Employee programs, net decreased 49.3 percent, compared with second quarter 2020, as the dollar increases were more than offset by the 86.8 percent increase in capacity. On a dollar basis, the increase was primarily due to the decrease in the Payroll Support programs grant allocation of $724 million in second quarter 2021, compared with a $1.1 billion allocation in second quarter 2020, partially offset by a $307 million accrual related to the cost associated with the Voluntary Separation Program elections made prior to June 30, 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for second quarter 2021 increased by $546 million, or 212.5 percent, compared with second quarter 2020. On a per ASM basis, second quarter 2021 Fuel and oil expense increased 67.4 percent, due primarily to higher market jet fuel prices. On a dollar basis, the majority of the increase was attributable to higher market jet fuel prices the remainder of the increase was due to a significant increase in fuel gallons consumed. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Three months ended June 30,
	2021	2020
Economic fuel costs per gallon	$1.92	$1.33
Fuel hedging premium expense (in millions)	$24	$24
Fuel hedging premium expense per gallon	$0.06	$0.12
Fuel hedging cash settlement gains per gallon	$0.02	$—

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's second quarter 2021 available seat miles per gallon ("fuel efficiency") declined 8.7 percent, year-over-year, due to the return to service of more of its least fuel-efficient aircraft, the Boeing 737-700, to support higher demand. When compared with second quarter 2019, fuel efficiency improved 4.5 percent in second quarter 2021 driven primarily by the March 2021 return to service of the Company's most fuel-efficient aircraft, the MAX. The MAX is critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve carbon neutrality by 2050. The Company expects third quarter 2021 fuel efficiency to be sequentially in line with second quarter 2021, on a nominal basis.

As of July 15, 2021, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum fuel hedged (gallons in millions) (a)(b)
Remainder of 2021	641
2022	1,220
2023	655
Beyond 2023	106
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The maximum gallons provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) The Company's gallons that are covered by derivative contracts represent the maximum number of gallons hedged for each respective period, which may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes provided, as market prices and the Company's fuel consumption fluctuates. Based on the Company's available seat mile plans for annual 2021, its maximum percent of estimated fuel consumption covered by fuel derivative contracts is 75 percent. The Company believes that providing the maximum percent of fuel consumption covered by derivative contracts in future years relative to 2019 fuel gallons consumed is a more relevant measure for future coverage, due to uncertainty regarding available seat mile plans in future years. Based on 2019 fuel gallons consumed, the Company's maximum percent of fuel consumption covered by fuel derivative contracts is 59 percent in 2022, 32 percent in 2023, and 5 percent beyond 2023.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at June 30, 2021, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2021	Amount of gains deferred in AOCI at June 30, 2021 (net of tax)
Remainder of 2021	$78	$16
2022	285	139
2023	119	47
Beyond 2023	20	8
Total	$502	$210

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for third quarter 2021 and fourth quarter 2021 jet fuel prices at different crude oil assumptions as of July 15, 2021, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	Third Quarter 2021 (c)	Fourth Quarter 2021 (d)
$50	$1.40- $1.50	$1.50- $1.60
$60	$1.70- $1.80	$1.80- $1.90
Current Market (a)	$2.05 - $2.15	$2.05 - $2.15
$80	$2.15 - $2.25	$2.25 - $2.35
$90	$2.30 - $2.40	$2.40 - $2.50
$100	$2.45 - $2.55	$2.55 - $2.65
Estimated fuel hedging premium expense per gallon (b)	$0.05	$.05
Estimated premium costs (b)	$25 million	$25 million
(a) Brent crude oil average market prices as of July 15, 2021, were approximately $73 and $71 per barrel for third quarter 2021 and fourth quarter 2021, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of July 15, 2021, third quarter 2021 economic fuel costs are estimated to be in the $2.05 to $2.15 per gallon range, including fuel hedging premium expense of approximately $25 million, or $.05 per gallon, and $.04 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of July 15, 2021, fourth quarter 2021 economic fuel costs are estimated to be in the $2.05 to $2.15 per gallon range, including fuel hedging premium expense of approximately $25 million, or $.05 per gallon, and $.02 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of July 15, 2021. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Maintenance materials and repairs expense for second quarter 2021 increased by $82 million, or 58.6 percent, compared with second quarter 2020. On a per ASM basis, Maintenance materials and repairs expense decreased 15.4 percent, compared with second quarter 2020, as a substantial portion of the increase in ASMs in second quarter 2021 were produced by aircraft for which a comparable level of airframe maintenance costs were not required due to timing. On a dollar basis, approximately 50 percent of the increase was due to higher engine maintenance expense due to the increase in flight hours and the majority of the remainder of the increase was due to increased operations and operating aircraft that had previously been in storage.

Landing fees and airport rentals expense for second quarter 2021 increased by $128 million, or 46.5 percent, compared with second quarter 2020. On a per ASM basis, Landing fees and airport rentals expense decreased 21.4 percent, compared with second quarter 2020, as the additional space and higher airport rental rates across the network, were more than offset by the significant increase in capacity year-over-year. On a dollar basis, the increase was primarily due to higher landing fees as a result of the increased number of Trips flown in second quarter 2021 as a result of improvements in leisure passenger demand associated with the easing of the COVID-19 pandemic.

Depreciation and amortization expense for second quarter 2021 increased by $2 million, or 0.6 percent, compared with second quarter 2020. On a per ASM basis, Depreciation and amortization expense decreased by 46.3 percent, compared with second quarter 2020, as the dollar increase was more than offset by the 86.8 percent increase in capacity. On a dollar basis, the increase was due to the deployment of new technology assets.

Other operating expenses, net, for second quarter 2021 increased by $366 million, or 166.4 percent, compared with second quarter 2020. Included within this line item was aircraft rentals expense in the amounts of $52 million and $41 million for the periods ended June 30, 2021 and 2020, respectively. On a per ASM basis, Other operating expenses, net increased 43.1 percent, compared with second quarter 2020. On a dollar and per ASM basis, the increases were primarily due to $222 million of gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses, net in second quarter 2020 and were considered special items and thus excluded from the Company's non-GAAP results for the three months ended June 30, 2020. On a dollar basis, the remaining increase was primarily due to higher credit card fees driven by increases in revenue in second quarter 2021 as a result of improvements in leisure passenger demand associated with the easing of the COVID-19 pandemic.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for second quarter 2021 increased by $20 million, or 20.8 percent, compared with second quarter 2020, primarily due to higher debt balances. Based on current debt outstanding and current market interest rates, the Company currently expects third quarter 2021 interest expense to be approximately $115 million.

Capitalized interest for second quarter 2021 increased by $1 million, or 14.3 percent, compared with second quarter 2020, primarily due to Boeing resuming production of the Company's undelivered MAX aircraft.

Interest income for second quarter 2021 decreased by $7 million, or 77.8 percent, compared with second quarter 2020, due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in millions)	2021	2020
Mark-to-market impact from fuel contracts settling in current and future periods	$(11)	$15
Premium cost of fuel contracts not designated as hedges	10	11
Mark-to-market impact from interest rate swap agreements	—	5
Mark-to-market gain on deferred compensation plan investment	(17)	—
Other	4	1
	$(14)	$32
Income Taxes

The Company's effective tax rate was approximately 30.7 percent in second quarter 2021, compared with 26.2 percent in second quarter 2020. The higher tax rate for second quarter 2021 was primarily due to higher state taxes than previously estimated. The Company currently estimates its annual 2021 effective tax rate to be approximately 26 percent, compared with its previous guidance of approximately 23 percent, also due to the higher state taxes than previously estimated.

Comparison of six months ended June 30, 2021 and June 30, 2020

Operating Revenues

Passenger revenues for the six months ended June 30, 2021, increased by $733 million, or 16.1 percent, compared with the first six months of 2020. On a unit basis, Passenger revenues increased 9.2 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis were primarily due to the improvements in leisure

Passenger demand and bookings in the first six months of 2021, compared with the severe impacts to demand and bookings from the COVID-19 pandemic for the majority of the first six months of 2020, including as a result of unprecedented levels of close-in trip cancellations, and significant reductions in capacity during the March through June period.

Freight revenues for the six months ended June 30, 2021, increased by $15 million, or 19.5 percent, compared with the six months ended June 30, 2020, primarily due to increased demand as businesses reduced pandemic driven restrictions during 2021.

Other revenues for the six months ended June 30, 2021, increased by $70 million, or 11.4 percent, year-over-year. The increase was primarily due to an increase in income from business partners, including Chase, and the impact on spend on the Company's co-branded card, driven by the increase in consumer spending resulting from the improving economy in 2021 as compared to the earliest stages of the COVID-19 pandemic.

Operating Expenses

Operating expenses for the six months ended June 30, 2021, decreased by $1.2 billion, or 18.7 percent, compared with the first six months of 2020, while capacity increased 6.2 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's flight schedules are largely fixed once flight schedules are published, and the Company experienced significant ASM reductions in second quarter 2020 as a result of flight schedule adjustments related to the COVID-19 pandemic. The Company has experienced significant ASM increases as a result of flight schedule adjustments related to the improving economy in 2021 as compared to the earliest stages of the COVID-19 pandemic. Flight schedule adjustments are expected to result in further declines to unit costs if the increase in air travel demand continues, excluding any impacts associated with Payroll Support grants. See "COVID-19 Pandemic Impacts" above and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the first six months of 2021 and 2020, followed by explanations of these changes on a per ASM basis and dollar basis:

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2021		2020		change		change
Salaries, wages, and benefits	6.00	¢	6.70	¢	(0.70)	¢	(10.4)%
Payroll support and voluntary Employee programs, net	(3.87)		(1.47)		(2.40)		163.3
Fuel and oil	2.25		2.12		0.13		6.1
Maintenance materials and repairs	0.70		0.77		(0.07)		(9.1)
Landing fees and airport rentals	1.27		1.15		0.12		10.4
Depreciation and amortization	1.11		1.17		(0.06)		(5.1)
Other operating expenses, net	1.85		1.73		0.12		6.9
Total	9.31	¢	12.17	¢	(2.86)	¢	(23.5)%

Operating expenses per ASM for the first six months of 2021 decreased by 23.5 percent, compared with the first six months of 2020. The majority of the year-over-year unit cost decrease in the first six months of 2021 was driven by the increase in Payroll Support funding. This decrease was partially offset by an increase in market jet fuel prices and $222 million of gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses, net in second quarter 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for the first six months of 2021, excluding Fuel and oil expense, profitsharing and special items, (a non-GAAP financial measure), decreased 10.1 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2021 decreased by $173 million, or 4.8 percent, compared with the first six months of 2020. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2021 decreased 10.4 percent, compared with the first six months of 2020. On both a dollar and per ASM basis, the majority of the decreases were primarily driven by lower salaries, wages, and benefits expense, as a result of Voluntary Separation Program, Extended ETO, and other time off programs offered by the Company. The decrease was partially offset by the $109 million profitsharing expense accrual in the first six months of 2021, compared with no profitsharing expense accrual in the first six months of 2020.

Payroll support and voluntary Employee programs, net (a reduction to expense) for the first six months of 2021 was an increase of $1.4 billion, compared with the first six months of 2020. On a per ASM basis, Payroll support and voluntary Employee programs, net for the first six months of 2021 increased by 163.3 percent. On both a dollar and per ASM basis, the changes were primarily due to the significant increase in Payroll Support grant proceeds received in the first half of 2021 compared with the same prior year period. This was coupled with:
•The Payroll Support programs' grant allocation of $1.9 billion in the first six months of 2021, compared with a $1.1 billion allocation in the first six months of 2020;
•The $307 million accrual for charges related to the Voluntary Separation Program in the first six months of 2020;
•The $130 million net reduction in the Extended ETO liability in the first six months of 2021; and
•The $117 million in Employee Retention Tax Credits recorded in 2021 for continuing to pay Employees' salaries during the time they were not working, as allowed under the CARES Act, and subsequent legislation.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for the first six months of 2021 increased by $144 million, or 12.8 percent, compared with the first six months of 2020. On a per ASM basis, Fuel and oil expense for the first six months of 2021 increased 6.1 percent, due to higher market jet fuel prices. On a dollar basis, the majority of the increase was attributable to higher market jet fuel prices, and the remainder of the increase was due to an increase in fuel gallons consumed. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Six months ended June 30,
	2021	2020
Economic fuel costs per gallon	$1.83	$1.72
Fuel hedging premium expense (in millions)	$50	$49
Fuel hedging premium expense per gallon	$0.07	$0.07
Fuel hedging cash settlement gains per gallon	$0.01	$—

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first six months of 2021 decreased by $17 million, or 4.1 percent, compared with the first six months of 2020. On a per ASM basis, Maintenance materials and repairs expense decreased 9.1 percent, compared with the first six months of 2020, as a result of the timing of regular airframe maintenance checks, and deferring some of these costs by placing a portion of the fleet in storage during the COVID-19 pandemic. On a dollar basis, the majority of the decrease was due to lower engine maintenance expense due to the decrease in flight hours.

Landing fees and airport rentals expense for the first six months of 2021 increased by $102 million, or 16.6 percent, compared with the first six months of 2020. On a per ASM basis, Landing fees and airport rentals expense increased 10.4 percent, compared with the first six months of 2020, as higher costs from additional space and higher airport rental rates across the network were exceeded by the significant increase in capacity year-over-year. On a dollar basis, the majority of the increase was due to an increased number of Trips flown and the increase in space rental rates in the first six months of 2021.

Depreciation and amortization expense for the first six months of 2021 increased by $3 million, or 0.5 percent, compared with the first six months of 2020. On a per ASM basis, Depreciation and amortization expense decreased 5.1 percent, compared with the first six months of 2020, as the dollar increase was more than offset by the 6.2 percent increase in capacity. On a dollar basis, the majority of the increase was associated with the deployment of new technology assets.

Other operating expenses, net for the first six months of 2021 increased by $132 million, or 14.4 percent, compared with the first six months of 2020. Included within this line item was aircraft rentals expense in the amounts of $103 million and $98 million for the periods ended June 30, 2021 and 2020, respectively. On a per ASM basis, Other operating expenses, net increased 6.9 percent, compared with the first six months of 2020. On both a dollar and per ASM basis, the increases were primarily due to gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses, net in second quarter 2020 and were considered special items and thus excluded from the Company's non-GAAP results for the six months ended June 30, 2020.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first six months of 2021 increased by $105 million, or 84.7 percent, compared with the first six months of 2020, primarily due to higher debt balances in the first six months of 2021.

Capitalized interest for the first six months of 2021 increased by $7 million, or 58.3 percent, compared with the first six months of 2020, primarily due to Boeing resuming production of the Company's undelivered MAX aircraft.

Interest income for the first six months of 2021 decreased by $22 million, or 84.6 percent, compared with the first six months of 2020, due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(in millions)	2021	2020
Mark-to-market impact from fuel contracts settling in current and future periods	$(9)	$17
Premium cost of fuel contracts not designated as hedges	21	11
Mark-to-market impact from interest rate swap agreements	—	29
Mark-to-market gain on deferred compensation plan investment	(18)	—
Correction on investment gains related to prior periods (a)	(60)	—
Other	5	3
	$(61)	$60
(a) See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was approximately 28.4 percent for the first six months of 2021, compared with 27.0 percent for the first six months of 2020. The higher tax rate for the first six months of 2021 was primarily due to higher state taxes than previously estimated.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Fuel and oil expense, unhedged	$802	$254		$1,266	$1,100
Add: Premium cost of fuel contracts designated as hedges	14	13		29	38
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(13)	(10)		(23)	(10)
Fuel and oil expense, as reported	$803	$257		$1,272	$1,128
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	5	10		14	10
Add: Premium cost of fuel contracts not designated as hedges	10	11		21	11
Fuel and oil expense, excluding special items (economic)	$818	$278	194.2	$1,307	$1,149	13.8

Total operating expenses, net, as reported	$3,414	$2,135		$5,267	$6,479
Add: Payroll support and voluntary Employee programs, net	740	784		2,187	784
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	5	10		14	10
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	1	—		2	—
Add: Premium cost of fuel contracts not designated as hedges	10	11		21	11
Add: Gain from aircraft sale-leaseback transactions	—	222		—	222
Total operating expenses, excluding special items	$4,170	$3,162	31.9	$7,491	$7,506	(0.2)
Deduct: Fuel and oil expense, excluding special items (economic)	(818)	(278)		(1,307)	(1,149)
Operating expenses, excluding Fuel and oil expense and special items	$3,352	$2,884	16.2	$6,184	$6,357	(2.7)
Deduct: Profitsharing expense	(85)	—		(109)	—
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$3,267	$2,884	13.3	$6,075	$6,357	(4.4)

Operating income (loss), as reported	$594	$(1,127)		$793	$(1,237)
Deduct: Payroll support and voluntary Employee programs, net	(740)	(784)		(2,187)	(784)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(5)	(10)		(14)	(10)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(1)	—		(2)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(10)	(11)		(21)	(11)
Deduct: Gain from aircraft sale-leaseback transactions	—	(222)		—	(222)
Operating loss, excluding special items	$(162)	$(2,154)	(92.5)	$(1,431)	$(2,264)	(36.8)

Other (gains) losses, net, as reported	$(14)	$32		$(61)	$60
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	11	(15)		9	(17)
Deduct: Premium cost of fuel contracts not designated as hedges	(10)	(11)		(21)	(11)
Deduct: Mark-to-market impact from interest rate swap agreements	—	(5)		—	(29)
Other (gains) losses, net, excluding special items	$(13)	$1	n.m.	$(73)	$3	n.m.

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2021		2020		Change	2021		2020		Change
Income (loss) before income taxes, as reported	$502		$(1,239)			$648		$(1,383)
Deduct: Payroll support and voluntary Employee programs, net	(740)		(784)			(2,187)		(784)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(5)		(10)			(14)		(10)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(1)		—			(2)		—
Deduct: Gain from aircraft sale-leaseback transactions	—		(222)			—		(222)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(11)		15			(9)		17
Add: Mark-to-market impact from interest rate swap agreements	—		5			—		29
Loss before income taxes, excluding special items	$(255)		$(2,235)		(88.6)	$(1,564)		$(2,353)		(33.5)

Provision (benefit) for income taxes, as reported	$154		$(324)			$185		$(374)
Deduct: Net income (loss) tax impact of fuel and special items (b)	(203)		(327)			(528)		(319)
Deduct: GAAP to Non-GAAP tax rate difference (c)	—		(83)			—		(82)
Benefit for income taxes, net, excluding special items	$(49)		$(734)		(93.3)	$(343)		$(775)		(55.7)

Net income (loss), as reported	$348		$(915)			$463		$(1,009)
Deduct: Payroll support and voluntary Employee programs, net	(740)		(784)			(2,187)		(784)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(5)		(10)			(14)		(10)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(1)		—			(2)		—
Deduct: Gain from aircraft sale-leaseback transactions	—		(222)			—		(222)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(11)		15			(9)		17
Add: Mark-to-market impact from interest rate swap agreements	—		5			—		29
Add: Net income (loss) tax impact of special items (b)	203		327			528		319
Add: GAAP to Non-GAAP tax rate difference (c)	—		83			—		82
Net loss, excluding special items	$(206)		$(1,501)		(86.3)	$(1,221)		$(1,578)		(22.6)

Net income (loss) per share, diluted, as reported	$0.57		$(1.63)			$0.76		$(1.87)
Deduct: Impact of special items	(1.21)		(1.76)			(3.59)		(1.78)
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.03)		(0.02)			(0.04)		(0.02)
Add: Net income (loss) tax impact of special items (b)	0.33		0.59			0.87		0.59
Add: GAAP to Non-GAAP tax rate difference (c)	—		0.15			—		0.15
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (d)	(0.01)		—			(0.07)		—
Net loss per share, diluted, excluding special items	$(0.35)		$(2.67)		(86.9)	$(2.07)		$(2.93)		(29.4)

Operating expenses per ASM (cents)	10.22	¢	11.94	¢		9.31	¢	12.17	¢
Add: Impact of special items	2.22		5.62			3.87		1.89
Deduct: Fuel and oil expense divided by ASMs	(2.41)		(1.44)			(2.25)		(2.12)
Deduct: Profitsharing expense divided by ASMs	(0.25)		—			(0.19)		—
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	9.78	¢	16.12	¢	(39.3)	10.74	¢	11.94	¢	(10.1)

(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP tax rate differences, primarily due to the Payroll Support being excluded as a special item, and reflected the anticipated benefit of carrying back full year 2020 projected net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year.
(d) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference, due to the Company being in a Net income position on a GAAP basis versus a Net loss position on a Non-GAAP basis. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating loss, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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

1.Proceeds related to the Payroll Support programs, which were used to pay a portion of Employee salaries, wages, and benefits;
2.Charges and adjustments to previously accrued amounts related to the Company's extended leave program;

3.Adjustments for prior period losses reclassified from AOCI associated with forward-starting interest rate swap agreements that were terminated in prior periods related to eleven 737 MAX 8 aircraft leases;
4.Gains associated with the sale-leaseback of ten Boeing 737-800 aircraft and ten Boeing 737 MAX 8 aircraft to third parties; and
5.Unrealized losses related to twelve forward-starting interest rate swap agreements. During the first six months of 2020, the interest rate swap agreements, which were related to twelve 737 MAX 8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated as hedges due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating loss, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

The Company has also utilized and provided average cash burn/flow and average daily core cash burn/flow which are non-GAAP financial measures. Cash burn/flow is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. The Company utilizes average daily core cash burn/flow to monitor the performance of its core business as a proxy for its ability to achieve sustainable break-even or positive results on a cash basis. Cash burn/flow methodology may vary by airline, and the Company's second quarter 2021 average daily core cash burn/flow may differ materially by utilizing cash burn/flow calculations that adjust for changes in working capital - including changes for Air traffic liability and cash payments for voluntary separation and extended emergency time off payments, among other items. See the Company's calculation of cash burn/flow below:

Three months ended
(in millions, except for Days in the period)	June 30, 2021
Loss before income taxes, non-GAAP	$(255)
Depreciation and amortization expense	315
Capital expenditures	(95)
Debt service payments	(43)
Core cash burn	$(78)

Days in the period	91

Average daily core cash burn	$(1)

Core cash burn, prior to changes in working capital	$(78)
Increase in Air traffic liability	946
Payments associated with Voluntary Employee Programs	(159)
Cash payments for income taxes	(176)
Other	(10)
Core cash flow, adjusted for changes in working capital	$523

Days in the period	91

Average daily core cash flow, adjusted for changes in working capital	$6

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's pre-pandemic low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during 2020, as Customer cancellations spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic and assistance obtained under Payroll Support programs.

Net cash provided by operating activities was $2.0 billion for the three months ended June 30, 2021, compared with $897 million provided by operating activities in the same prior year period. For the six months ended June 30, 2021, net cash provided by operating activities was $2.7 billion, compared with $520 million provided by operating activities in the same prior year period. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. Operating cash flows for the six months ended June 30, 2021, included $2.7 billion in Payroll Support program grant proceeds, of which $1.9 billion was used to offset eligible costs, and was thus included in operating activities, as well as $45 million allocated to the value of warrants issued and thus included in financing activities. The net increase in operating cash flows was also a result of a $1.5 billion increase in Air traffic liability driven by increased ticket sales related to an increase in leisure travel demand. For the six months ended June 30, 2020, the operating cash flows were affected primarily by $2.0 billion in Payroll Support program grant proceeds received, of which $1.1 billion was used to offset eligible costs, and the $307 million accrual of expected costs for the Voluntary Separation Program. The increase in operating cash flows was also a result of a $1.4 billion increase in Air traffic liability. This increase was partially offset by the Company's Net loss (as adjusted for non-cash items) and a $90 million decrease in Accounts payable and accrued expenses due to the Company's payout in 2020 of its 2019 $667 million profitsharing distribution to Employees, a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the decline in passenger ticket sales, and the suspension of collection of certain ticket taxes as dictated by the CARES Act. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operations to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the payroll assistance under the Payroll Support programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities totaled $469 million during the three months ended June 30, 2021, compared with $332 million provided by investing activities in the same prior year period. Net cash used in investing activities was $670 million during the six months ended June 30, 2021, compared with $327 million provided by investing activities in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. The Company also raised $815 million from the sale-leaseback of 20 aircraft and received $428 million of Supplier proceeds during the six months ended June 30, 2020, which the Company considers an offset to its aircraft capital expenditures. During the six months ended June 30, 2021, Capital expenditures were $190 million, compared with $336 million in the same prior year period. Capital expenditures decreased, year-over-year, largely due to a decrease in technology and facilities project expenditures and several projects being placed into service since June 30, 2020. In addition, the Company did not make progress payments on future aircraft deliveries or payments for new delivered MAX 8 aircraft during the six months ended June 30, 2021, compared to the same prior year period, when progress payments were made. See Notes 2 and 11 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of previously agreed upon delivery credits provided by Boeing to the Company due to the settlement of 2020 estimated damages relating to the FAA grounding of the 737 MAX aircraft and progress payments made to date on undelivered aircraft, the Company currently estimates relatively minimal aircraft capital expenditures in 2021. Therefore, the Company currently estimates its annual 2021 capital expenditures to be in the range of

$500 million to $600 million. Based on 70 firm orders currently planned in 2022 as discussed in "Company Overview," the Company's contractual aircraft capital expenditures for 2022 are estimated to be approximately $1.6 billion. Further, the Company's total contractual aircraft capital expenditures for all years 2021 through 2026, which represents 209 MAX firm orders (175 MAX 7 and 34 MAX 8 aircraft), are estimated to be approximately $5.7 billion. Fleet and other capital investment plans are expected to continue to evolve as the Company manages through this pandemic recovery period, and the Company intends to evaluate the exercise of its remaining 44 MAX options for 2022 as decision deadlines occur throughout the remainder of this year.

Net cash provided by financing activities was $617 million during the three months ended June 30, 2021, compared with $7.2 billion provided by financing activities for the same prior year period. Net cash provided by financing activities was $1.1 billion during the six months ended June 30, 2021, compared with $9.0 billion provided by financing activities for the same year period. During the six months ended June 30, 2021, the Company borrowed $1.1 billion of loan proceeds under Payroll Support programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company repaid $109 million in debt and finance lease obligations during the six months ended June 30, 2021, and is scheduled to repay approximately $111 million in debt and finance lease obligations during the remainder of 2021. During the six months ended June 30, 2020, the Company borrowed $12.3 billion, through various transactions, in order to improve its liquidity position as a result of the onset of the pandemic. An additional $2.3 billion was raised from a public offering of 80,500,000 shares of common stock. These financings were partially offset by the full repayment of the $3.7 billion borrowed under the Company's Amended and Restated 364-Day Credit Agreement and the $1.0 billion drawn under the Company's Amended and Restated Revolving Credit Facility, as amended (the "Revolving Credit Facility"). The Company also repurchased $451 million of its outstanding common stock, paid $188 million in cash dividends to Shareholders, and repaid $237 million in debt and finance lease obligations during the first six months of 2020.

Average core cash burn was approximately $1 million per day in second quarter 2021; however, the Company achieved positive average daily core cash flow in June 2021, of approximately $4 million. Based on current booking trends and cost outlook, the Company is hopeful to be profitable, both on a GAAP and non-GAAP basis, in third and fourth quarter 2021. Cash burn/flow is a supplemental measure that most U.S. airlines began providing in 2020 to measure liquidity in light of the negative financial effects of the pandemic. Average daily core cash burn/flow is calculated as Loss/Income before income taxes, non-GAAP, adjusted for Depreciation and amortization expense; capital expenditures; and adjusted amortizing debt service payments; divided by the number of days in the period. The Company utilizes average daily core cash burn/flow to monitor the performance of its core business as a proxy for its ability to achieve sustainable break-even or positive results on a cash basis. Given that the Company’s cash burn/flow calculation is derived from Loss/Income before income taxes, non-GAAP, the Company excludes the following items in its calculation of average core cash burn/flow: financing transactions; Payroll Support proceeds; voluntary separation and extended emergency time off program payments; and other changes in working capital. Cash burn/flow methodology varies by airline, and the Company’s average daily core cash burn/flow may differ materially by utilizing cash burn/flow calculations that adjust for changes in working capital. Utilizing an alternative cash burn/flow approach, which adjusts for changes in working capital—including changes in Air traffic liability and cash payments for voluntary separation and extended emergency time off program payments, among other items—the Company generated average core cash flow of approximately $11 million per day in June 2021, and approximately $6 million per day in second quarter 2021. Average core cash burn/flow projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures including the cash burn/flow formula.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Revolving Credit Facility. The Revolving Credit Facility has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200.0 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Revolving Credit Facility, of $1.5 billion at all times under the Revolving Credit Facility; the Company was compliant with this requirement as of June 30, 2021. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2021.

Although not the case at June 30, 2021, due to the Company's significant financing activities, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $16.9 billion as of June 30, 2021, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

During second quarter 2021, the Company entered into supplemental agreements to its aircraft purchase agreement with Boeing to increase its 2022 firm orders by 34 Boeing 737 MAX 7 (MAX 7) aircraft (consisting of two 2022 options exercised and 32 options accelerated and exercised from later years), resulting in 234 firm orders for MAX 7 aircraft as of June 30, 2021. Additionally, the Company accelerated 10 options into 2022, 32 options into 2023, 16 options into 2024, 16 options into 2025, and added 32 new options into 2026 through 2027, bringing the total firm and option order book to 660 aircraft as of June 30, 2021. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of June 30, 2021:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	17	461	(a)	371	90
737-800	175	6	207		190	17
737 MAX 8	175	2	68	(a)	40	28
Totals		12	736		601	135
(a) Included 39 Boeing 737 Next Generation aircraft in temporary storage as of June 30, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial outlook, expectations, and projected results of operations, including underlying assumptions and estimates, in particular related to expectations regarding passenger demand, depressed demand for business travel, costs associated with voluntary separation and extended leave programs, and flight-driven cost increases;
•the Company’s expectations with respect to capacity and load factors, including underlying assumptions and estimates;
•the Company’s expectations with respect to capital expenditures and its related underlying assumptions, in particular with respect to aircraft capital expenditures;
•the Company’s fleet plans and related expectations;
•the Company’s network plans and expectations;
•the Company’s expectations related to fuel efficiency, including the Company’s underlying assumptions;
•the Company's initiatives;
•the Company’s plans, expectations, and estimates related to fuel costs, the Company’s related management of risk associated with changing jet fuel prices, and the Company’s assumptions underlying its fuel-related expectations and estimates;
•the Company's expectations with respect to cash flows and liquidity, including its ability to meet its ongoing capital, operating, and other obligations, and the Company’s anticipated needs for, and sources of, funds;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•any negative developments related to the COVID-19 pandemic, including, for example, with respect to (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic; (ii) any new variant strains of the underlying virus; (iii) the effectiveness, availability, and usage of vaccines; (iv) the duration and scope of governmental orders and restrictions related to COVID-19; (v) the extent of the impact of COVID-19 on overall demand for air travel and the Company's related business plans and decisions; (vi) the impact of COVID-19 on the Company's ability to retain key Employees; and (vii) the impact of COVID-19 on the Company's access to capital;
•the impact of fears or actual outbreaks of other diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, fears of terrorism or war, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the impact of labor matters on the Company’s business decisions, plans, and strategies;
•the impact of governmental actions and governmental regulations on the Company's plans, strategies, financial results, and operations;

•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions on the Company's business plans and results of operations;
•the Company's dependence on Boeing with respect to the Company's fleet, fuel, and capital expenditure plans and expectations;
•the Company's and Boeing's dependence on other third-party providers to perform in accordance with expectations in connection with the manufacture and delivery of aircraft;
•the Company's dependence on other third parties, in particular with respect to its fuel supply and its corporate travel enhancements, and the impact on the Company's operations and results of operations of any third party delays or non-performance;
•the impact of the Company's obligations and restrictions related to its participation in Treasury's payroll support programs and any related negative impact on the Company’s ability to retain key Employees; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2021, the estimated fair value of outstanding contracts was an asset of $502 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2021, the Company had nine counterparties for which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At June 30, 2021, $120 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2021, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2021.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2021, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During second quarter 2021, the Company implemented a new maintenance repair and operations system.

The Company's management has determined that the internal controls and procedures related to the information produced in the new maintenance repair and operations system were effective as of the end of the period covered by this report.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, and on October 28, 2016, the Court denied this motion. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. The Court granted preliminary approval of the settlement on January 3, 2018, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on March 22, 2019, and it issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, three sets of objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit. Two sets of the objectors dismissed their appeals. On July 9, 2021, the court of appeals dismissed the appeal of the remaining objectors for lack of jurisdiction because the district court's order approving the settlements was not a final appealable order. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

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

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were unable to employ sufficient numbers of qualified Employees to maintain its operations.

The Company’s success depends on its ability to attract and retain skilled personnel. The Company's Pilots are subject to the FAA's mandatory retirement age of 65, and all operational employees are subject to training and certification standards. As of June 30, 2021, the Company had a significantly smaller workforce than it did prior to the COVID-19 pandemic, while the demand for leisure travel throughout the domestic airline industry accelerated in the first half of 2021. Competition for skilled personnel may continue to intensify if overall industry capacity continues to increase and/or the Company were to incur attrition at levels higher than it has historically. The Company has recently determined to increase the minimum compensation of certain of its workforce and may continue to be required to increase existing levels of compensation to retain or supplement its skilled workforce. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could adversely affect the Company’s operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) As previously disclosed, (i) in connection with funding that the Company had received under the PSP2 Payroll Support Program, the Company has issued warrants to acquire up to 168 thousand shares of the Company's common stock since March 31, 2021, to Treasury and (ii) in connection with funding that the Company had received under the PSP3 Payroll Support Program, the Company has issued warrants to acquire up to 899 thousand shares of the Company's common stock since April 2021 to Treasury, in each case under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. For additional information regarding the warrants, see Note 2 of the unaudited Condensed Consolidated Financial Statements.

(c) On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, including restrictions on the Company pursuant to the PSP3 Payroll Support Program through September 30, 2022, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has announced it has suspended further share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

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

10.1	Supplemental Agreement No. 13 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 14 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.3	Supplemental Agreement No. 15 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Certain confidential information contained in this agreement has been omitted because it is both not material and is of the type that the registrant treats as private or confidential.
(2) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

July 27, 2021	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)