Form 10-Q
period 2021-09-30
SOUTHWEST AIRLINES CO
filed 2021-10-26
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2021

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 22, 2021: 591,919,907

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2021 and 2020
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2021 and 2020
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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,980	$11,063
Short-term investments	3,024	2,271
Accounts and other receivables	1,479	1,130
Inventories of parts and supplies, at cost	511	414
Prepaid expenses and other current assets	560	295
Total current assets	18,554	15,173

Property and equipment, at cost:
Flight equipment	21,262	20,877
Ground property and equipment	6,287	6,083
Deposits on flight equipment purchase contracts	—	305
Assets constructed for others	3	309
	27,552	27,574
Less allowance for depreciation and amortization	12,496	11,743
	15,056	15,831
Goodwill	970	970
Operating lease right-of-use assets	1,611	1,892
Other assets	919	722
	$37,110	$34,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,229	$931
Accrued liabilities	1,687	2,259
Current operating lease liabilities	243	306
Air traffic liability	5,751	3,790
Current maturities of long-term debt	225	220
Total current liabilities	9,135	7,506

Long-term debt less current maturities	11,013	10,111
Air traffic liability - noncurrent	2,485	3,343
Deferred income taxes	1,795	1,634
Construction obligation	—	309
Noncurrent operating lease liabilities	1,334	1,562
Other noncurrent liabilities	1,098	1,247
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,251	4,191
Retained earnings	15,706	14,777
Accumulated other comprehensive income (loss)	267	(105)
Treasury stock, at cost	(10,862)	(10,875)
Total stockholders' equity	10,250	8,876
	$37,110	$34,588

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Passenger	$4,227	$1,454	$9,508	$6,003
Freight	47	41	140	118
Other	405	298	1,091	914
Total operating revenues	4,679	1,793	10,739	7,035

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	2,122	1,678	5,518	5,245
Payroll support and voluntary Employee programs, net	(776)	(149)	(2,963)	(933)
Fuel and oil	990	379	2,261	1,507
Maintenance materials and repairs	250	185	646	597
Landing fees and airport rentals	376	308	1,092	922
Depreciation and amortization	322	315	949	940
Other operating expenses	662	488	1,710	1,405
Total operating expenses, net	3,946	3,204	9,213	9,683

OPERATING INCOME (LOSS)	733	(1,411)	1,526	(2,648)

OTHER EXPENSES (INCOME):
Interest expense	115	111	343	235
Capitalized interest	(9)	(11)	(27)	(23)
Interest income	(2)	(4)	(6)	(30)
Other (gains) losses, net	29	35	(32)	95
Total other expenses (income)	133	131	278	277

INCOME (LOSS) BEFORE INCOME TAXES	600	(1,542)	1,248	(2,925)
PROVISION (BENEFIT) FOR INCOME TAXES	154	(385)	339	(759)

NET INCOME (LOSS)	$446	$(1,157)	$909	$(2,166)

NET INCOME (LOSS) PER SHARE, BASIC	$0.75	$(1.96)	$1.54	$(3.89)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.73	$(1.96)	$1.49	$(3.89)

COMPREHENSIVE INCOME (LOSS)	$577	$(1,129)	$1,300	$(2,207)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	592	590	591	556
Diluted	607	590	610	556
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments (See Note 1)	—	—	19	(19)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	8	—
Share-based compensation	—	14	—	—	—	14
Stock warrants	—	23	—	—	—	23
Comprehensive income	—	—	116	64	—	180
Balance at March 31, 2021	$888	$4,220	$14,912	$(60)	$(10,867)	$9,093
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	2	13
Share-based compensation	—	16	—	—	—	16
Stock warrants	—	22	—	—	—	22
Comprehensive income	—	—	348	196	—	544
Balance at June 30, 2021	$888	$4,269	$15,260	$136	$(10,865)	$9,688
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	3	13
Share-based compensation	—	14	—	—	—	14
Equity feature of partial extinguishment of convertible notes	—	(42)	—	—	—	(42)
Comprehensive income	—	—	446	131	—	577
Balance at September 30, 2021	$888	$4,251	$15,706	$267	$(10,862)	$10,250

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	6	(2)
Share-based compensation	—	9	—	—	—	9
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Comprehensive loss	—	—	(94)	(125)	—	(219)
Balance at March 31, 2020	$808	$1,582	$17,757	$(186)	$(10,886)	$9,075
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	8		—	5	13
Share-based compensation	—	(2)	—	—	—	(2)
Stock warrants	—	35	—	—	—	35
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive income (loss)	—	—	(915)	56	—	(859)
Balance at June 30, 2020	$888	$4,159	$16,842	$(130)	$(10,881)	$10,878
Issuance of common and treasury stock pursuant to Employee stock plans	—	9	—	—	4	13
Share-based compensation	—	2	—	—	—	2
Stock warrants	—	5	—	—	—	5
Comprehensive income (loss)	—	—	(1,157)	28	—	(1,129)
Balance at September 30, 2020	$888	$4,175	$15,685	$(102)	$(10,877)	$9,769
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$446	$(1,157)	$909	$(2,166)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	322	315	949	940
Unrealized/realized (gain) loss on fuel derivative instruments	(2)	17	(25)	25
Deferred income taxes	67	(298)	42	(528)
Gain on sale-leaseback transactions	—	—	—	(222)
Loss on partial extinguishment of convertible notes	12	—	12	—
Changes in certain assets and liabilities:
Accounts and other receivables	(23)	(123)	(819)	(60)
Other assets	59	84	64	366
Accounts payable and accrued liabilities	(948)	26	(25)	(65)
Air traffic liability	(442)	216	1,103	1,584
Other liabilities	(88)	(106)	(275)	(312)
Cash collateral received from (provided to) derivative counterparties	42	(5)	128	2
Other, net	(20)	(19)	12	(95)
Net cash provided by (used in) operating activities	(575)	(1,050)	2,075	(531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135)	(89)	(325)	(425)
Supplier proceeds	—	—	—	428
Assets constructed for others	(3)	—	(3)	—
Proceeds from sale-leaseback transactions	—	—	—	815
Purchases of short-term investments	(1,525)	(1,536)	(4,500)	(3,881)
Proceeds from sales of short-term and other investments	1,251	1,191	3,747	2,956
Net cash used in investing activities	(412)	(434)	(1,081)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	—	2,294
Proceeds from issuance of long-term debt	—	1,125	—	5,622
Proceeds from term loan credit facility	—	—	—	3,683
Proceeds from revolving credit facility	—	—	—	1,000
Proceeds from convertible notes	—	—	—	2,300
Proceeds from Payroll Support Program loan and warrants	—	130	1,136	1,016
Proceeds from Employee stock plans	13	13	39	36
Repurchase of common stock	—	—	—	(451)
Payments of long-term debt and finance lease obligations	(67)	(59)	(177)	(295)
Payments of term loan credit facility	—	—	—	(3,683)
Payments of revolving credit facility	—	—	—	(1,000)
Payments of cash dividends	—	—	—	(188)
Payments of terminated interest rate derivative instruments	—	(31)	—	(31)
Payments for repurchases and conversions of convertible debt	(121)	—	(121)	—
Capitalized financing items	—	44	—	(133)
Other, net	18	20	46	29
Net cash provided by (used in) financing activities	(157)	1,242	923	10,199
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,144)	(242)	1,917	9,561
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,124	12,351	11,063	2,548
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,980	$12,109	$12,980	$12,109

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
CASH PAYMENTS FOR:
Interest, net of amount capitalized	$22	$7	$188	$61
Income taxes	$114	$7	$291	$17

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use assets acquired under operating leases	$53	$6	$283	$692
Flight equipment acquired against supplier credit memo	$—	$—	$512	$—
Assets constructed for others	$—	$35	$309	$110
Remeasurement of right-of-use asset and lease liability	$343	$—	$343	$—
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. Worldwide Pandemic
3. New Accounting Pronouncements
4. Financial Derivative Instruments
5. Comprehensive Income (Loss)
6. Revenue
7. Net Income (Loss) Per Share
8. Fair Value Measurements
9. Supplemental Financial Information
10. Commitments and Contingencies

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2021 and 2020 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, beginning in early 2020, as a result of the COVID-19 pandemic, the Company's results have not always been in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2021. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

In the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), for the nine months ended September 30, 2021, Payroll support and voluntary Employee programs, net, includes the correction of previously under accrued payroll tax credits, related to fourth quarter 2020, of $88 million, pre-tax. Other gains and losses, net, includes gains of $60 million, pre-tax, to correct investment gains related to prior periods previously recorded in Accumulated other comprehensive income (loss) ("AOCI").

In the unaudited Condensed Consolidated Statement of Stockholders' Equity, for the nine months ended September 30, 2021, the Company recorded a decrease of $19 million, net of tax, in AOCI and a corresponding increase in Retained earnings to correct the amount of the impact of the cumulative effect of adopting Accounting Standards Update ("ASU") 2016-01, Financial Instruments in 2018.

These corrections are not considered material to prior period financial statements and are not expected to be material to the full year 2021 financial statements.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company saw a negative impact on bookings for future travel throughout 2020. The Company proactively canceled a significant portion of its scheduled flights in March 2020 and continued adjusting capacity throughout 2020, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience negative impacts to passenger demand and bookings early in 2021 due to the pandemic, in particular with respect to business travel, although as a result of declining reported COVID-19 cases throughout the United States, easing travel restrictions, lifting of business restrictions, and an increase in the number of individuals vaccinated, domestic leisure travel demand and bookings improved during second quarter 2021. In third quarter 2021, the Company experienced softness in bookings and elevated trip cancellations, especially close-in, as a result of the rise in COVID-19 cases associated with the Delta variant. The Company continues to monitor demand for air travel and proactively adjust its published flight schedules and capacity in response.

Since the start of the pandemic, the Company entered into definitive documentation with the United States Department of Treasury ("Treasury") with respect to payroll funding support ("Payroll Support") pursuant to three separate Payroll Support programs: the "PSP1 Payroll Support Program" in April 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"); the "PSP2 Payroll Support Program” in January 2021 under the Consolidated Appropriations Act, 2021; and the "PSP3 Payroll Support Program" in April 2021 under the American Rescue Plan Act of 2021.

As consideration for each of these Payroll Support programs, the Company issued a promissory note in favor of Treasury and entered into a warrant agreement with Treasury, pursuant to which the Company agreed to issue warrants to purchase common stock of the Company to Treasury, subject to adjustment pursuant to the terms of the warrants. Under each of the three Payroll Support programs, funds were received in multiple disbursements. Upon each initial disbursement of Payroll Support under each of the three Payroll Support programs, the Company provided a promissory note and issued warrants to Treasury. Upon each subsequent disbursement of Payroll Support under each of the three Payroll Support programs, (i) the principal amount of the applicable promissory note was increased and (ii) the Company issued additional warrants to Treasury. The following table provides the details from each of these programs:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions, except shares in thousands)	Grant	Promissory Note	Warrants	Total Payroll Support Proceeds	Warrants (shares)
PSP1 Payroll Support Program
April 21, 2020	$1,152	$459	$18	$1,630	1,258
May 29, 2020	448	196	8	652	536
June 30, 2020	448	196	9	652	536
July 30, 2020	225	97	3	326	268
September 30, 2020	64	28	2	94	78
	$2,337	$976	$40	$3,354	2,676

PSP2 Payroll Support Program
January 15, 2021	$625	$229	$9	$864	495
March 5, 2021	591	259	14	864	560
April 23, 2021	177	78	4	259	168
	$1,393	$566	$27	$1,987	1,223

PSP3 Payroll Support Program
April 23, 2021	$670	$248	$9	$926	424
June 3, 2021	640	278	9	926	475
	$1,310	$526	$18	$1,852	899

Total	$5,040	$2,068	$85	$7,193	4,798

The promissory note under the PSP1 Payroll Support Program ("PSP1 Note") matures in full on April 19, 2030, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. Amounts outstanding under the PSP1 Note bear interest at a rate of 1.00 percent before April 20, 2025, and afterwards, at a rate equal to the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The PSP1 Note contains customary representations and warranties and events of default. Each warrant issued pursuant to the PSP1 Payroll Support Program is exercisable at a strike price of $36.47 per share of common stock and will expire on the fifth anniversary of the issue date of such warrant.

The promissory note under the PSP2 Payroll Support Program ("PSP2 Note") matures in full on January 15, 2031, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. Amounts outstanding under the PSP2 Note bear interest at a rate of 1.00 percent before January 15, 2026, and, afterwards, at a rate equal to the SOFR or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The PSP2 Note contains customary representations and warranties and events of default. Each warrant issued pursuant to the PSP2 Payroll Support Program is exercisable at a strike price of $46.28 per share of common stock and will expire on the fifth anniversary of the issue date of such warrant.

The promissory note under the PSP3 Payroll Support Program ("PSP3 Note") matures in full on April 23, 2031, and is subject to mandatory prepayment requirements in connection with certain change of control triggering events that may occur prior to its maturity. Amounts outstanding under the PSP3 Note bear interest at a rate of 1.00 percent before April 23, 2026, and afterwards, at a rate equal to the SOFR or other benchmark replacement rate consistent with customary market conventions plus a margin of 2.00 percent. The PSP3 Note contains customary representations and warranties and events of default. Each warrant issued pursuant to the PSP3 Payroll Support Program is exercisable at a strike price of $58.51 per share of common stock and will expire on the fifth anniversary of the issue date of such warrant.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In connection with the receipt of Payroll Support, the Company is subject to certain restrictions, including the elimination of share repurchases and dividends through September 30, 2022; and limits on executive compensation until April 1, 2023.

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. As of September 30, 2021, all grant portions of the Payroll Support programs received had been allocated and classified as a contra-expense line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). The Company has an option to prepay the promissory notes at any time without premium or penalty. Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The Company has also granted Treasury certain demand underwritten offering and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants do not have voting rights and include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions.

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

In conjunction with Voluntary Separation Program, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years, all subject to early recalls. Approximately 11,000 Employees participated in the Extended ETO program. During third quarter 2021, approximately 1,000 Employees returned from the Extended ETO program and less than 500 Employees remained on Extended ETO leave as of September 30, 2021. Contract employees who elected to take Extended ETO for periods between 12 and 18 months and had 10 or more years of service were given the opportunity to convert to the Voluntary Separation Program beginning on September 1, 2020, until up to 90 days before the end of their respective Extended ETO term. Approximately 300 Employees elected this conversion option during the first nine months of 2021.

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification ("ASC") Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $405 million of the liability balances were relieved during the first nine months of 2021 through payments to Employees, leaving a balance of $369 million as of September 30, 2021. During the first nine months of 2021, the Company determined that it was no longer probable that a portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $140 million credit to expense during the first nine months of 2021. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss), and are in addition to the allocation of the PSP2 Payroll Support Program and PSP3 Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $763 million and $2.7 billion for the three and nine months ended September 30, 2021, respectively.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of September 30, 2021, 24 aircraft remained in storage, and given the

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

expectation that this storage was temporary in nature, the Company has continued to record depreciation expense associated with them.

3.    NEW ACCOUNTING PRONOUNCEMENTS
On May 3, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's financial statements or disclosures.

On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard is effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company is currently evaluating its contracts that reference LIBOR and the potential impacts of applying the optional temporary guidance under this standard. There were no material LIBOR-related contract modifications during the nine months ended September 30, 2021, and the Company will provide additional information about the transition to new reference rates for affected contracts and adoption of this standard at a future date, if material.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2021, the Company had fuel derivative instruments in place to provide coverage in future periods at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	September 30, 2021	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2021
Remainder of 2021	321	WTI crude oil and Brent crude oil
2022	1,220	WTI crude oil and Brent crude oil
2023	769	WTI crude oil and Brent crude oil
2024	358	WTI crude oil
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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2021	12/31/2020	9/30/2021	12/31/2020
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$322	$9	$—	$—
Fuel derivative contracts (gross)	Other assets	343	121	—	—
Interest rate derivative contracts	Other assets	1	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	2	6
Total derivatives designated as hedges		$666	$130	$2	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$16	$4	$—	$—
Total derivatives		$682	$134	$2	$6
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2021	2020
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$69	$3
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	93	31
Receivable from third parties for fuel contracts	Accounts and other receivables	8	—

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of September 30, 2021, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$338	$(69)	$269		$13	$(3)	$10
Fuel derivative contracts	Other assets	$343	$(93)	$250	(a)	$121	$(31)	$90	(a)
Interest rate derivative contracts	Other assets	$1	$—	$1	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$69	$(69)	$—		$3	$(3)	$—
Fuel derivative contracts	Other assets	$93	$(93)	$—	(a)	$31	$(31)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$2	$—	$2		$6	$—	$6
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended September 30, 2021			Three months ended September 30, 2020
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$2	$—	$1	$18	$22	$2

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	2	—	—	18	22	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	1	—	—	—

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	—	—	—	4
Derivatives designated as hedging instruments	—	—	—	—	—	(2)

Location and amount recognized in income on cash flow and fair value hedging relationships
	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$30	$6	$4	$54	$38	$6

Loss on cash flow hedging relationships:
Commodity contracts:
Amount of loss reclassified from AOCI into income	30	6	—	54	38	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	4	—	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	—	—	—	11
Derivatives designated as hedging instruments	—	—	—	—	—	(6)

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2021	2020
Fuel derivative contracts	$(128)	$17
Interest rate derivatives	(1)	(3)
Total	$(129)	$14

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2021	2020
Fuel derivative contracts	$(402)	$91
Interest rate derivatives	(5)	30
Total	$(407)	$121

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2021	2020
Fuel derivative contracts	$3	$1	Other (gains) losses, net
Interest rate derivatives	—	(1)	Other (gains) losses, net
Total	$3	$—

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Nine months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2021	2020
Fuel derivative contracts	$(13)	$2	Other (gains) losses, net
Interest rate derivatives	—	28	Other (gains) losses, net
Total	$(13)	$30

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and nine months ended September 30, 2021 and 2020. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	September 30,
(in millions)	2021	2020
Fuel derivative contracts designated as hedges	$14	$13	Fuel and oil
Fuel derivative contracts not designated as hedges	11	11	Other (gains) losses, net

	Premium expense recognized in income on derivatives

	Nine months ended		Location of premium expense recognized in income on derivatives
	September 30,
(in millions)	2021	2020
Fuel derivative contracts designated as hedges	$43	$51	Fuel and oil
Fuel derivative contracts not designated as hedges	32	22	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of September 30, 2021, recorded in AOCI, were approximately $173 million in net unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2021.

Interest Rate Swaps
The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges, and has in the past held interest rate swap agreements that have qualified as fair value hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the "shortcut" or "critical terms match methods" of accounting for hedges, which dictates that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in earnings.

During 2019, the Company had entered into forward-starting interest rate swap agreements related to a series of 12 Boeing 737 MAX 8 ("-8") aircraft leases for aircraft originally scheduled to be received between July 2019 and February 2020. These lease contracts exposed the Company to interest rate risk as the rental payments were subject to adjustment and would become fixed based on the 9-year swap rate at the time of delivery. As a result of the grounding of the Boeing 737 MAX ("MAX") aircraft, those deliveries were significantly delayed. These original agreements were subsequently terminated in third quarter 2019, and the Company entered into new interest rate swap agreements based on revised expected aircraft delivery dates. As the revised delivery dates were also not met, these subsequent agreements were subsequently de-designated as hedges and the agreements terminated. All of the associated aircraft had been delivered to the Company as of September 30, 2021. As a result of the discontinued hedges, the Company had cumulative losses "frozen" in AOCI as of September 30, 2021, of $59 million, which will be recognized in earnings over the 9-year lease terms of each aircraft.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2021, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$158	$84	$160	$77	$78	$55	$54	$15	$681
Cash collateral held from CP	162	—	—	—	—	—	—	—	162
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
(a) Individual counterparties with fair value of fuel derivatives < $11 million.
(b) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,
(in millions)	2021	2020
NET INCOME (LOSS)	$446	$(1,157)
Unrealized gain on fuel derivative instruments, net of deferred taxes of $39 and $5	129	14
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $—	2	3
Other, net of deferred taxes of $— and $3	—	11
Total other comprehensive income	$131	$28
COMPREHENSIVE INCOME (LOSS)	$577	$(1,129)

	Nine months ended September 30,
(in millions)	2021	2020
NET INCOME (LOSS)	$909	$(2,166)
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $131 and ($6)	430	(20)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $2 and ($9)	8	(29)
Other, net of deferred taxes of ($13) and $2	(47)	8
Total other comprehensive income (loss)	$391	$(41)
COMPREHENSIVE INCOME (LOSS)	$1,300	$(2,207)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2021:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax	Accumulated other comprehensive income
Balance at June 30, 2021	$274	$(59)	$(43)	$(36)	$136
Changes in fair value	166	2	—	(39)	129
Reclassification to earnings	2	1	—	(1)	2
Balance at September 30, 2021	$442	$(56)	$(43)	$(76)	$267

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other		Deferred tax	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$(119)	$(66)	$(43)	$91		$32	$(105)
Cumulative effect of adopting ASU 2016-01 as of January 1, 2018 (See Note 1)	—	—	—	(31)		12	(19)
Changes in fair value	525	6	—	—		(124)	407
Reclassification to earnings	36	4	—	(60)	(a)	4	(16)
Balance at September 30, 2021	$442	$(56)	$(43)	$—		$(76)	$267
(a) Investment gains related to prior periods that were reclassified from AOCI into Other (gains) losses, net. See Note 1.

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2021:

Three months ended September 30, 2021
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$2	Fuel and oil expense
	1	Less: Tax expense
	$1	Net of tax
Unrealized loss on interest rate derivative instruments	$1	Other operating expenses
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$2	Net of tax

Nine months ended September 30, 2021
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$30	Fuel and oil expense
	6	Other (gains) losses, net
	8	Less: Tax expense
	$28	Net of tax
Unrealized loss on interest rate derivative instruments	$4	Interest expense
	1	Less: Tax expense
	$3	Net of tax
Unrealized gain on deferred compensation plan investment (See Note 1)	$(60)	Other (gains) losses, net
	(13)	Less: Tax expense
	$(47)	Net of tax

Total reclassifications for the period	$(16)	Net of tax

6.    REVENUE

Passenger Revenues
Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Passenger non-loyalty	$3,443	$1,183	$7,672	$4,966
Passenger loyalty - air transportation	621	205	1,448	747
Passenger ancillary sold separately	163	66	388	290
Total passenger revenues	$4,227	$1,454	$9,508	$6,003

As of September 30, 2021, and December 31, 2020, the components of Air traffic liability and Air traffic liability - noncurrent, including contract liabilities based on tickets sold, unused funds available to the Customer, and loyalty points available for redemption, net of expected breakage, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	September 30, 2021	December 31, 2020
Air traffic liability - passenger travel and ancillary passenger services	$3,464	$2,686
Air traffic liability - loyalty program	4,772	4,447
Total Air traffic liability	$8,236	$7,133

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, but represent funds effectively refunded and made available for use to purchase a ticket for a flight that occurs prior to their expiration. These funds are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2021 and 2020 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Air traffic liability - loyalty program - beginning balance	$4,719	$3,856	$4,447	$3,385
Amounts deferred associated with points awarded	688	447	1,810	1,488
Revenue recognized from points redeemed - Passenger	(621)	(205)	(1,448)	(747)
Revenue recognized from points redeemed - Other	(14)	(16)	(37)	(44)
Unused funds converted to loyalty points	—	105	—	105
Air traffic liability - loyalty program - ending balance	$4,772	$4,187	$4,772	$4,187

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2021 and 2020 were as follows (in millions):

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	10,648
Revenue from amounts included in contract liability opening balances	(2,346)
Revenue from current period sales	(7,199)
Balance at September 30, 2021	$8,236

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	7,631
Revenue from amounts included in contract liability opening balances	(2,126)
Revenue from current period sales	(3,921)
Balance at September 30, 2020	$7,094

During 2020 and in parts of 2021, the Company has experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic, including those associated with the Delta variant of the virus. See Note 2 for further information. As a result, the amount of Customer travel funds held in Air traffic liability that are estimated to be redeemed for future travel as of September 30, 2021, remains much higher than historical levels. The amount of such Customer funds represents approximately 17 percent and 28 percent of the total Air traffic liability balance at September 30, 2021, and December 31, 2020, respectively, compared to approximately two percent of the Air traffic liability balance as of December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or that would have otherwise expired between March 1 and September 7, 2020 associated with flight cancellations, the Company extended the expiration date to September 7, 2022. At September 30, 2021, $1.4 billion of Customer travel funds remain in Air traffic liability with a September 7, 2022 expiration date, although the Company has estimated that a portion of those will not be redeemed. The Company has limited data available to predict the occurrence or timing of performance obligation satisfaction on these funds due to certain constraints including, but not limited to, consumer confidence, economic health, vaccines, and uncertainty regarding customer travel fund redemption patterns for funds that live longer than 12 months as this is unprecedented in Company history. As a result, recognition of these travel funds as flown revenue, refunds, or breakage revenue will likely be more volatile from period to period compared to what previous Customer behavior may indicate, as cumulative revenue recognized is constrained to amounts that are not probable of being reversed.

Breakage estimates are based on the Company's Customers' historical travel behavior, as well as assumptions about Customers' future travel behavior. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to: fare increases; fare sales; changes to the Company's ticketing policies; changes to the Company’s refund, exchange, and unused funds policies; seat availability; and economic factors.

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability and fares. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve-months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately two years of the date the points are issued.

The Company has a co-branded credit card agreement (the “Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of the brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In 2018, Chase and Southwest executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended September 30, 2021 and 2020, the Company recognized $355 million and $282 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized $987 million and $859 million, respectively.

7.    NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
NUMERATOR:
Net income (loss)	$446	$(1,157)	$909	$(2,166)

DENOMINATOR:
Weighted-average shares outstanding, basic	592	590	591	556
Dilutive effects of convertible notes (a)	14	—	17	—
Dilutive effect of stock warrants	1	—	1	—
Dilutive effect of restricted stock units	—	—	1	—
Adjusted weighted-average shares outstanding, diluted	607	590	610	556

NET INCOME (LOSS) PER SHARE:
Basic	$0.75	$(1.96)	$1.54	$(3.89)
Diluted	$0.73	$(1.96)	$1.49	$(3.89)

Antidilutive amounts excluded from calculations:
Convertible debt (a)	—	5	—	2
Restricted stock units	—	1	—	1

(a) Because the Company intends to settle conversions by paying cash up to the principal amount of the convertible notes, with any excess conversion value settled in cash or shares of common stock, the convertible notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share, and the Company reports Net income for the given period. For the three and nine months ended September 30, 2021, the average market price of the Company's common stock exceeded this conversion price per share and as such, the common shares underlying the convertible notes were included in the diluted calculation. See Note 8 for further information on the convertible notes.

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

As of September 30, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Other available-for-sale securities primarily consist of investments in equity securities with readily determinable market values associated with the Company’s excess benefit plan.

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

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and December 31, 2020:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,790	$12,790	$—	$—
Commercial paper	90	—	90	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	2,249	2,249	—	—
Time deposits	775	—	775	—
Fuel derivatives:
Option contracts (b)	681	—	—	681
Interest rate derivatives (see Note 4)	1	—	1	—
Other available-for-sale securities	260	260	—	—
Total assets	$16,946	$15,299	$966	$681
Liabilities
Interest rate derivatives (see Note 4)	$(2)	$—	$(2)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$10,663	$10,663	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	10	—	10	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	46	—	46	—
Time deposits	425	—	425	—
Fuel derivatives:
Option contracts (b)	134	—	—	134
Other available-for-sale securities	259	259	—	—
Total assets	$13,727	$12,722	$871	$134
Liabilities
Interest rate derivatives (see Note 4)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021, or the year ended December 31, 2020. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at June 30, 2021	$502
Total gains (losses) for the period
Included in earnings	(3)	(a)
Included in other comprehensive income	166
Purchases	41	(b)
Sales	(7)	(b)
Settlements	(18)
Balance at September 30, 2021	$681
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$4	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$177
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).
(b) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2020	$134
Total gains for the period
Included in earnings	6	(a)
Included in other comprehensive income	533
Purchases	41	(b)
Sales	(7)	(b)
Settlements	(26)
Balance at September 30, 2021	$681
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$10	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021	$510

(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).
(b) The purchase and sale of fuel derivatives are recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at September 30, 2021:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2021	22-37%	30%
			2022	30-43%	35%
			2023	28-34%	31%
			2024	26-31%	28%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2021, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due 2022	$300	$307	Level 2
Pass Through Certificates due 2022 - 6.24%	71	73	Level 2
4.75% Notes due 2023	1,250	1,331	Level 2
1.25% Convertible Notes due 2025	1,932	3,326	Level 2
5.25% Notes due 2025	1,550	1,755	Level 2
Term Loan Agreement payable through 2025 - 1.53%	100	100	Level 3
3.00% Notes due 2026	300	320	Level 2
Term Loan Agreement payable through 2026 - 1.31%	149	147	Level 3
3.45% Notes due 2027	300	324	Level 2
5.125% Notes due 2027	2,000	2,341	Level 2
7.375% Debentures due 2027	117	143	Level 2
Term Loan Agreement payable through 2028 - 1.53%	165	165	Level 3
2.625% Notes due 2030	500	508	Level 2
1.000% Payroll Support Program Loan due April 2030	976	941	Level 3
1.000% Payroll Support Program Loan due January 2031	566	537	Level 3
1.000% Payroll Support Program Loan due April 2031	526	492	Level 3

Convertible Notes

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of 1.250% Convertible Senior Notes due 2025 (the “Convertible Notes”).

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends to

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

settle conversions by paying cash up to the principal amount of the convertible notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate is 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock).

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes. The initial carrying amount of the equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes. During the three months ended September 30, 2021, the Company repurchased $80 million in principal of the Convertible Notes for $121 million in cash. The Company accounted for the repurchase as a partial debt extinguishment, which resulted in (i) a loss of $12 million reflected in Other (gains) and losses, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2021, (ii) a $12 million reduction in debt discount and issuance costs, and (iii) a $42 million reduction to Capital in excess of par value related to the reacquisition of the equity component in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2021. Additionally, an immaterial number of conversions were exercised and settled during the first nine months of 2021. The following table details the equity and liability component recognized related to the Convertible Notes as of September 30, 2021, and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
Carrying amount of equity component	$361	$403
Liability component:
Principal amount	$2,221	$2,300
Unamortized debt discount	(289)	(355)
Net carrying amount	$1,932	$1,945

The effective interest rate on the liability component was approximately 5.2 percent for the three and nine months ended September 30, 2021. The Company recognized $40 million of interest expense associated with the Convertible Notes during the three months ended September 30, 2021, including $29 million of non-cash amortization of the debt discount, $4 million of non-cash amortization of debt issuance costs, and $7 million of contractual coupon interest. The Company recognized $96 million of interest expense associated with the Convertible Notes during the nine months ended September 30, 2021, including $66 million of non-cash amortization of the debt discount, $8 million of non-cash amortization of debt issuance costs, and $22 million of contractual coupon interest. The unamortized debt discount and issuance costs will be recognized as non-cash interest expense over the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated to expense immediately upon conversion.

As of September 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $748 million, using the closing stock price on September 30, 2021. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2021.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2021	December 31, 2020
Trade receivables	$67	$46
Credit card receivables	122	35
Business partners and other suppliers	426	274
Taxes receivable (a)	710	740
Other	154	35
Accounts and other receivables	$1,479	$1,130

(in millions)	September 30, 2021	December 31, 2020
Derivative contracts	$251	$90
Intangible assets, net	295	295
Other	373	337
Other assets	$919	$722

(in millions)	September 30, 2021	December 31, 2020
Accounts payable trade	$234	$111
Salaries payable	247	201
Taxes payable excluding income taxes	163	49
Aircraft maintenance payable	72	95
Fuel payable	114	66
Other payable	399	409
Accounts payable	$1,229	$931

(in millions)	September 30, 2021	December 31, 2020
Extended Emergency Time Off	$17	$393
Voluntary Separation Program	98	143
Profitsharing and savings plans	210	25
Vendor prepayment (b)	—	600
Vacation pay	450	436
Health	137	111
Workers compensation	141	161
Property and income taxes	78	84
Interest	110	49
Deferred supplier payments (c)	142	—
Other	304	257
Accrued liabilities	$1,687	$2,259

(in millions)	September 30, 2021	December 31, 2020
Extended Emergency Time Off	$—	$57
Voluntary Separation Program	254	321
Postretirement obligation	436	428
Other deferred compensation	341	353
Other	67	88
Other noncurrent liabilities	$1,098	$1,247

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(a) Includes approximately $472 million and $470 million, as of September 30, 2021 and December 31, 2020, respectively, associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years and claim refunds of federal taxes paid. These amounts also include excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company.
(b) In fourth quarter 2020, the Company received a $600 million prepayment from Chase for Rapid Rewards points that were subsequently issued to Members during the first half of 2021, based on cardholder activity on the Visa credit card associated with its loyalty program.
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

10.    COMMITMENTS AND CONTINGENCIES

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company oversaw and managed the design, development, financing, construction, and commissioning of a passenger processing facility between Terminals 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project included ticketing, baggage claim, passenger screening, and a bus gate. Construction on the Terminal 1.5 Project began during third quarter 2017 and was substantially completed at December 31, 2020. The project final cost was approximately $410 million. During second quarter 2021, LAWA repaid the outstanding loan and purchased the remaining completed assets for accounting purposes, at which time the Terminal 1.5 Project right-of-use asset and lease liability of $365 million on the balance sheet were de-recognized in accordance with applicable accounting guidance. This repayment was also reported as a supplemental noncash transaction on the unaudited Condensed Consolidated Statement of Cash Flows, net of Assets constructed for others additions during the period.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments for Series 2010 and 2012 bonds issued by the LFAMC. Given the Company’s guarantee associated with the bonds issued to fund LFMP, the remaining debt service amount was considered a minimum lease payment under the adoption of ASC Topic 842, Leases, and therefore was recorded as a lease liability with a corresponding right-of-use asset within the Company’s unaudited Condensed Consolidated Balance Sheet.

All of the outstanding Series 2010 bonds, in the principal amount of $310 million were redeemed on September 28, 2021 (Redemption Date) at the redemption price plus accrued interest of $7 million. The source of the funds used to pay the principal and interest on the Series 2010 bonds was proceeds from the sale of LFAMC General Airport

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Bonds, Series 2021, which also occurred on the Redemption Date. As the Series 2010 bonds have been fully repaid following the Redemption Date, the Company’s guarantee associated with the Series 2010 bonds no longer exists. This refinancing transaction was considered a lease modification in accordance with applicable guidance, and the Company's obligation was remeasured as of the transaction date. This remeasurement resulted in a reduction of the Company's right-of-use asset and lease liability in the amount of $343 million, which has been reflected in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2021.

This refinancing transaction results in a reduction of the Company’s future maturities of lease liabilities, which includes both principal and interest, by $8 million during the remainder of 2021, by $16 million each in 2022, 2023, 2024, 2025, and by $474 million beyond 2025.

As of September 30, 2021, $89 million of principal remained outstanding associated with the Series 2012 bonds. The net present value of the future principal and interest payments associated with the bonds was $100 million as of September 30, 2021, and was reflected as part of the Company's operating lease right–of–use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

Based on growth opportunities and ongoing fleet modernization plans for more fuel efficient aircraft, the Company has entered into supplemental agreements with The Boeing Company ("Boeing") during 2021 to increase its 2022 firm orders of 737 MAX 7 ("-7") aircraft. Additionally, the Company accelerated options into 2022, 2023, 2024, and 2025, and added new options into 2026 and 2027. During third quarter 2021, the Company exercised eight of its 2022 options for -7 aircraft. Fleet and capacity plans will continue to evolve as the Company manages through this recovery period, and it will continue to evaluate its remaining MAX options for 2022. However, with its cost-effective order book, the Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. Additional information regarding the Company's delivery schedule is included in the following table as of September 30, 2021. The delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders		-7 or -8 Options	Additional -8s		Total
2021	—	19		—	9		28	(a)
2022	72	—		42	—		114	(b)
2023	30	—		60	—		90	(c)
2024	30	—		56	—		86
2025	30	—		56	—		86
2026	15	15		40	—		70
2027	15	15		6	—		36
2028	15	15		—	—		30
2029	20	30		—	—		50
2030	15	45		—	—		60
2031	—	10		—	—		10
	242	149	(d)	260	9	(e)	660

(a) All 28 -8s were delivered as of September 30, 2021, consisting of 19 owned and 9 leased aircraft.
(b) During third quarter 2021, the Company exercised eight -7 options for delivery in 2022.
(c) The Company exercised eight -7 options for delivery in 2023 on October 1, 2021.
(d) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.
(e) These 9 additional -8 aircraft were leased from various third parties and delivered as of September 30, 2021.

Based on the Company's existing agreement with Boeing as reflected in the delivery schedule above, the Company's cash capital commitments associated with its firm orders as of September 30, 2021, were as follows: $33 million for 2021, $1.7 billion in 2022, $1.2 billion in 2023, $1.1 billion in 2024, $837 million in 2025, $961 million in 2026, and $7.0 billion thereafter.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2021 and 2020 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. In the first nine months of both years, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

	Three months ended September 30,
	2021	2020	Change
Revenue passengers carried (000s)	29,303	11,621	152.2%
Enplaned passengers (000s)	36,534	15,064	142.5%
Revenue passenger miles (RPMs) (in millions)(a)	31,285	11,888	163.2%
Available seat miles (ASMs) (in millions)(b)	38,756	26,464	46.4%
Load factor(c)	80.7%	44.9%	35.8	pts.
Average length of passenger haul (miles)	1,068	1,023	4.4%
Average aircraft stage length (miles)	808	736	9.8%
Trips flown	305,758	231,105	32.3%
Seats flown (000s)(d)	47,471	35,491	33.8%
Seats per trip(e)	155.3	153.6	1.1%
Average passenger fare	$144.24	$125.07	15.3%
Passenger revenue yield per RPM (cents)(f)	13.51	12.23	10.5%
Operating revenues per ASM (cents)(g)	12.07	6.78	78.0%
Passenger revenue per ASM (cents)(h)	10.91	5.49	98.7%
Operating expenses per ASM (cents)(i)	10.18	12.11	(15.9)%
Operating expenses per ASM, excluding fuel (cents)	7.63	10.67	(28.5)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.43	10.67	(30.4)%
Fuel costs per gallon, including fuel tax	$2.01	$1.18	70.3%
Fuel costs per gallon, including fuel tax, economic	$2.04	$1.23	65.9%
Fuel consumed, in gallons (millions)	491	320	53.4%
Active fulltime equivalent Employees(j)	53,984	57,931	(6.8)%
Aircraft at end of period(k)	737	734	0.4%

	Nine months ended September 30,
	2021	2020	Change
Revenue passengers carried (000s)	69,686	41,622	67.4%
Enplaned passengers (000s)	87,247	51,833	68.3%
Revenue passenger miles (RPMs) (in millions)(a)	73,850	41,437	78.2%
Available seat miles (ASMs) (in millions)(b)	95,316	79,701	19.6%
Load factor(c)	77.5%	52.0%	25.5	pts.
Average length of passenger haul (miles)	1,060	996	6.4%
Average aircraft stage length (miles)	794	740	7.3%
Trips flown	766,979	696,586	10.1%
Seats flown (000s)(d)	119,088	106,271	12.1%
Seats per trip(e)	155.3	152.6	1.8%
Average passenger fare	$136.45	$144.22	(5.4)%
Passenger revenue yield per RPM (cents)(f)	12.88	14.49	(11.1)%
Operating revenues per ASM (cents)(g)	11.27	8.83	27.6%
Passenger revenue per ASM (cents)(h)	9.98	7.53	32.5%
Operating expenses per ASM (cents)(i)	9.67	12.15	(20.4)%
Operating expenses per ASM, excluding fuel (cents)	7.29	10.26	(28.9)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.10	10.26	(30.8)%
Fuel costs per gallon, including fuel tax	$1.87	$1.52	23.0%
Fuel costs per gallon, including fuel tax, economic	$1.92	$1.56	23.1%
Fuel consumed, in gallons (millions)	1,203	985	22.1%
Active fulltime equivalent Employees(j)	53,984	57,931	(6.8)%
Aircraft at end of period(k)	737	734	0.4%

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
(j) Included less than 500 and a total of 10,684 Employees on Extended Emergency Time Off as of September 30, 2021 and September 30, 2020, respectively. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included 24 Boeing 737 Next Generation aircraft in temporary storage as of September 30, 2021. Also included 34 Boeing 737 MAX and 70 Boeing 737 Next Generation aircraft in long-term storage as of September 30, 2020. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

Financial Overview

In late February 2020, the Company began to see a negative impact from the COVID-19 pandemic, which quickly accelerated during first quarter 2020 and has continued throughout 2021. While the pandemic has continued to negatively impact results, the Company saw steady improvement as the year progressed through July, although the summer surge in COVID-19 cases decelerated the demand for travel in August and early September. The Company's financial results in both years, on both a GAAP and Non-GAAP basis, were significantly impacted by the pandemic and the resulting effect on demand and passenger bookings.

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2021 and 2020 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended			Nine months ended
(in millions, except per share amounts)	September 30,			September 30,
GAAP	2021	2020	Percent Change	2021	2020	Percent Change
Operating income (loss)	$733	$(1,411)	n.m.	$1,526	$(2,648)	n.m.
Net income (loss)	$446	$(1,157)	n.m.	$909	$(2,166)	n.m.
Net income (loss) per share, diluted	$0.73	$(1.96)	n.m.	$1.49	$(3.89)	n.m.

Non-GAAP
Operating loss	$(59)	$(1,577)	(96.3)	$(1,490)	$(3,841)	(61.2)
Net loss	$(135)	$(1,173)	(88.5)	$(1,356)	$(2,751)	(50.7)
Net loss per share, diluted	$(0.23)	$(1.99)	(88.4)	$(2.29)	$(4.95)	(53.7)

The significant increase in GAAP Net income (loss) and Operating income (loss), and significant decrease in non-GAAP Net loss and Operating loss, year-over-year, for both the quarter and year-to-date periods noted above, was primarily due to improvements in domestic leisure demand and bookings in 2021 as impacts from the COVID-19 pandemic eased. These impacts combined to result in a 161.0 percent increase in Operating revenues in third quarter 2021, and a 52.7 percent increase in Operating revenues for the nine months ended September 30, 2021. In addition, GAAP results for the three and nine months ended September 30, 2021, included $763 million and $2.7 billion, respectively, in grant allocations of payroll funding support ("Payroll Support") from the United States Department of Treasury ("Treasury") utilized to fund salaries, wages, and benefits. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.
COVID-19 Pandemic Impacts

In response to the far-reaching impacts of the COVID-19 pandemic, the Company took, and continues to assess and modify, measures to support the well-being of both its Employees and passengers, including procedures and policies intended to maintain an elevated level of cleanliness on aircraft and at facilities, and mitigate the spread of the virus. The Company also continues to monitor guidelines and recommendations from the Centers for Disease Control and Prevention applicable to the Company’s daily operations, and the manner in which the majority of the Company’s office and clerical Employees work on a daily basis.

As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has received significant financial assistance from

Treasury in the form of Payroll Support, and this assistance has had a significant impact on the Company's reported GAAP financial results through third quarter 2021.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 ("Voluntary Separation Program") and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs associated with the impacts of the pandemic. Employees had until July 15, 2020, to determine whether to participate in one of these programs, and approximately 15,000 Employees elected to do so. During third quarter 2021, approximately 1,000 Employees returned from the Extended ETO program and less than 500 Employees remained on Extended ETO leave as of September 30, 2021. In accordance with applicable accounting guidance, the Company accrued a total charge of $1.4 billion in 2020 related to the special termination benefits for Employees who had accepted the Company's offer to participate in its Voluntary Separation Program and the special benefits for Employees who participated in its Extended ETO program. The accrual is being reduced as program benefits are paid or as it becomes no longer probable that Employees will remain on leave for their elected terms. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. As a result of these voluntary programs, the Company's salaries, wages, and benefits costs were lowered by approximately $185 million for the three months ended September 30, 2021. The Company estimates annual 2021 cost savings from these programs to be in the range of $1.0 billion to $1.1 billion.
The Company has a significantly smaller workforce than it did prior to the COVID-19 pandemic. However, in addition to recalling a significant portion of the Employees that remained on Extended ETO during the first nine months of 2021, the Company is also aggressively hiring to a goal of approximately 5,000 new Employees by the end of this year, and the Company is currently more than halfway toward that goal. The Company has also increased its minimum wage to $15 per hour to retain and attract new Employees in the competitive labor market. The Company continues to evaluate staffing needs to align with planned flight activity.

On September 9, 2021, the President of the United States issued an order establishing vaccination requirements for employees of covered federal contractors (the “Vaccine Executive Order”). The Company is considered a covered federal contractor and, therefore, subject to actions by the government to implement the Vaccine Executive Order. The Company is requiring all Employees to submit proof of COVID-19 vaccination, or apply for an accommodation, by November 24, 2021. The Company recently launched a Vaccination Participation Pay Program to incentivize Employees with the equivalent of two days of pay, with the incentive intended to cover the time needed to become vaccinated.

Company Overview

The Company has entered into supplemental agreements with The Boeing Company ("Boeing") to increase aircraft orders and accelerate certain options with the goal of improving potential growth opportunities, restoring its network closer to pre-pandemic levels, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. During third quarter 2021, the Company exercised eight options for aircraft delivery in 2022, which increased the Company's 2022 firm orders to 72 with 42 remaining options, and the Company's order book with Boeing as of September 30, 2021, consists of a total of 391 MAX firm orders (242 Boeing 737 MAX-7 ("-7") aircraft and 149 Boeing 737 MAX-8 ("-8") aircraft) and 260 MAX options (-7s or -8s) for years 2021 through 2031. The Company continues to expect that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 461 Boeing 737-700 ("-700") aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts.

The Company ended third quarter 2021 with 737 Boeing 737 aircraft in its fleet, including 69 -8 aircraft. During third quarter 2021, the Company took delivery of one -8 aircraft, and does not expect any additional deliveries in 2021. As of September 30, 2021, 24 -700 aircraft remained in temporary storage due to fourth quarter 2021 capacity remaining below fourth quarter 2019 levels. The Company still expects to return one leased -700 aircraft to the lessor in fourth quarter 2021, and in October 2021 made the decision to accelerate the retirement of eight -700 owned aircraft from 2022 into fourth quarter 2021, for a total of 18 retirements in 2021. The Company expects to end 2021 with 728 total aircraft.

The Company has published its flight schedule through April 24, 2022. During 2021, the Company is pursuing additional revenue opportunities that utilize idle aircraft to provide service to new, popular destinations. The Company is leveraging additional airports in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations from across its domestic-focused network. These additional service points on the Company's route map are opportunities it can provide Customers now, all while better positioning the Company for a travel demand rebound. During 2021, the Company has begun service to new destinations including:

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
•Eugene Airport in Oregon - August 29, 2021

The Company has also announced other new destinations and expected service commencement dates including:
•Bellingham International Airport in Washington - November 7, 2021
•Syracuse Hancock International Airport in New York - November 14, 2021

The COVID-19 pandemic has had a particularly negative impact on international operations and led to the Company's suspension of international operations in first quarter 2020. The Company has since resumed service to Aruba, Mexico, Costa Rica, Jamaica, the Dominican Republic, Cuba, the Bahamas, and Turks and Caicos. With the easing of government restrictions and the continued increase in demand for beach and leisure destinations, the Company intends to resume service to Belize by November 7, 2021 and the Cayman Islands in 2022. The Company will focus on restoring the frequency of flights between existing airports in the short-term.

Although less severe than prior waves of rising COVID-19 cases, the negative effects associated with the Delta variant are estimated to have impacted August and September 2021 operating revenues by approximately $100 million and $200 million, respectively. Despite the demand deceleration, third quarter 2021 operating revenues and revenue passengers reached 83 percent and 87 percent of 2019 levels, respectively, which is meaningful progress and a strong indication of the pent-up demand for air travel. Revenue and booking trends began to significantly improve in the second half of September 2021 as COVID-19 cases declined, which resulted in an improvement in the Company's September and third quarter 2021 operating revenues, as compared with the Company's previous estimation. September 2021 managed business revenues declined 73 percent compared with September 2019.

The Company is encouraged by recent improvements in underlying revenue trends as COVID-19 cases have declined; however, the lingering effects from the deceleration in bookings in third quarter 2021 are estimated to negatively impact fourth quarter 2021 Operating revenues by approximately $100 million. For October 2021, despite the improvement in revenue and booking trends experienced in the second half of September 2021 continuing, thus far, into this month, October operating revenues include two headwinds—an estimated $40 million negative impact due to the lingering effects of the Delta variant and an estimated $75 million negative impact as a result of flight cancellations from operational challenges experienced earlier this month and related Customer refunds and gestures of goodwill. Despite these headwinds, and based on current bookings, the Company's guidance for October 2021 operating revenues remains unchanged, as the recent improvement in travel demand trends offsets the aforementioned headwinds. Business revenues continue to lag leisure revenue trends; however, the Company is encouraged by the recent improvement in business travel demand resulting in steady improvements in business bookings, thus far, in October 2021. Beyond October 2021, the current booking curve for the holidays is trending in line with 2019 levels.

The following table presents selected preliminary estimates of Operating revenues and Load factor for October and fourth quarter 2021:

	Estimated October 2021	Estimated 4Q 2021
Operating revenue compared with 2019 (a)	Down 20% to 30%	Down 15% to 25%
Previous estimation	(b)	(b)
Load factor	78% to 83%	80% to 85%
Previous estimation	(b)	(b)
(a) The Company believes that operating revenues compared with 2019 is a more relevant measure of performance than a year-over-year comparison due to the significant impacts in 2020 due to the pandemic.
(b) Remains unchanged from the previously provided estimation.

The Company expects its fourth quarter 2021 capacity to remain below fourth quarter 2019 levels. The following table presents capacity estimates for fourth quarter 2021:

	Estimated October 2021	Estimated November 2021	Estimated December 2021	Estimated 4Q 2021
ASMs year-over-year	Up ~68%	Up ~42%	Up ~55%	Up ~54%
Previous estimation	(a)	(a)	(a)	(a)
ASMs compared with 2019	Down ~6%	Down ~7%	Down ~12%	Down ~8%
Previous estimation	(a)	(a)	(a)	(a)
(a) Remains unchanged from the previously provided estimation.

Based on current cost trends and reduced capacity plans, fourth quarter 2021 operating expenses, excluding fuel and oil expense, special items, and profitsharing, are expected to be comparable with fourth quarter 2019 levels, and increase in the range of 8 percent to 12 percent on a unit basis as compared with fourth quarter 2019. The projection does not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense because the Company cannot reliably predict or estimate these items or expenses or their impact to the Company's financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. The Company is experiencing cost increases primarily due to inflation in labor rates and airport costs. Additionally, the Company currently expects four to five points of the unit cost increase in fourth quarter 2021 to be attributable to investments in the operation to bolster staffing, cost inflation related to lower productivity, and vaccination incentive pay.

Based on the current cost outlook, and despite the current momentum in revenue trends, the Company does not expect to be profitable in fourth quarter 2021. Except for higher fuel prices, fourth quarter 2021's overall results are trending better than third quarter 2021.

During August 2021, the Company reached a tentative collective-bargaining agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO, which represents the Company's approximately 6,800 Employees in the Customer Service Agents, Customer Representatives, and Source of Support Representatives workgroup. The ratification vote is scheduled to conclude on October 29, 2021. If the tentative agreement is ratified, it will become amendable in 2025.

The Company went live with Sabre's Global Distribution System ("GDS") platform on July 26, 2021, achieving its goal of enabling industry-standard corporate bookings through multiple GDS platforms. In addition to Sabre, the Company is currently accepting corporate bookings through Amadeus's GDS platform and Travelport's multiple GDS platforms (Apollo, Worldspan, and Galileo). The Company's enhancement of its GDS channel strategy is part of its larger "channel of choice" offering and complements its "direct connect" strategy, as well as its existing SWABIZ® direct travel management tool. The goal is to distribute Southwest's everyday low fares to more business travelers through their preferred channel and grow the Company's managed business revenues.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2021 and September 30, 2020

Operating Revenues

Total operating revenues for third quarter 2021 increased by $2.9 billion, or 161.0 percent, year-over-year, to $4.7 billion. Third quarter 2021 operating revenues per ASM (RASM) were 12.07 cents, an increase of 78.0 percent, compared with third quarter 2020. The dollar increase was driven primarily by the improvements in leisure Passenger demand and bookings in third quarter 2021 versus the severe impacts to demand and bookings from the COVID-19 pandemic in third quarter 2020. The RASM increase was primarily driven by a 10.5 percent improvement in yield and an increase in Load factor of 35.8 points.

Passenger revenues for third quarter 2021 increased by $2.8 billion, or 190.7 percent, year-over-year. On a unit basis, Passenger revenues increased 98.7 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis was primarily due to travel restrictions easing and an increase in the numbers of persons vaccinated, which resulted in improvements in leisure Passenger demand and bookings.

Freight revenues for third quarter 2021 increased by $6 million, or 14.6 percent, compared with third quarter 2020, primarily due to increased demand as businesses reduced pandemic driven restrictions.

Other revenues for third quarter 2021 increased by $107 million, or 35.9 percent, compared with third quarter 2020. The increase was primarily due to an increase in income from business partners, including Chase Bank USA, N.A. ("Chase"), and the impact on spend on the Company's co-branded card, driven by the increase in consumer spending resulting from the improving economy in 2021 as compared with earlier stages of the COVID-19 pandemic.

Operating Expenses

Operating expenses for third quarter 2021 increased by $742 million, or 23.2 percent, compared with third quarter 2020, while capacity increased 46.4 percent over the same prior year period. The operating expense increase was primarily due to higher jet fuel prices. These increases were partially offset by the Payroll Support programs grant allocations of $763 million in third quarter 2021, compared with a $1.2 billion Payroll Support grant allocation in third quarter 2020. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. In third quarter 2020, ASMs were significantly impacted by the significant drop in demand as a result of the COVID-19 pandemic, which led to numerous flight cancellations and flight schedule adjustments. The Company increased capacity to match the higher demand during third quarter 2021 and incurred more variable, flight-driven expenses as a result. See "COVID-19 Pandemic Impacts" above and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the third quarter of 2021 and 2020, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2021		2020
Salaries, wages, and benefits	5.48	¢	6.34	¢	(0.86)	¢	(13.6)%
Payroll support and voluntary Employee programs, net	(2.00)		(0.57)		(1.43)		250.9
Fuel and oil	2.55		1.44		1.11		77.1
Maintenance materials and repairs	0.65		0.70		(0.05)		(7.1)
Landing fees and airport rentals	0.97		1.16		(0.19)		(16.4)
Depreciation and amortization	0.83		1.19		(0.36)		(30.3)
Other operating expenses	1.70		1.85		(0.15)		(8.1)
Total	10.18	¢	12.11	¢	(1.93)	¢	(15.9)%

Operating expenses per ASM for third quarter 2021 decreased by 15.9 percent, compared with third quarter 2020. Operating expenses per ASM for third quarter 2021, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), decreased 16.1 percent, compared with third quarter 2020. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2021 increased by $444 million, or 26.5 percent, compared with third quarter 2020. On a per ASM basis, third quarter 2021 Salaries, wages, and benefits expense decreased 13.6 percent, compared with third quarter 2020. On a dollar basis, the increase was primarily driven by a significant increase in trips and overtime hours, and wage rate increases.

Payroll support and voluntary Employee programs, net (a reduction to expense) for third quarter 2021 increased $627 million, compared with third quarter 2020. On a per ASM basis, third quarter 2021 Payroll support and voluntary Employee programs, net increased 250.9 percent, compared with third quarter 2020. On both a dollar and per ASM basis, the increases were primarily due to the Payroll Support grant benefit of $763 million in third quarter 2021, compared with a net Payroll Support and Voluntary Employee program benefit of $149 million in third quarter 2020, as the $1.2 billion Payroll Support grant was partially offset by a $1.1 billion charge related to costs associated with the Voluntary Separation Program and Extended ETO programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for third quarter 2021 increased by $611 million, or 161.2 percent, compared with third quarter 2020. On a per ASM basis, third quarter 2021 Fuel and oil expense increased 77.1 percent. On a dollar basis, approximately 70 percent of the increase was attributable to an increase in jet fuel prices, and the remainder of the increase was due to an increase in fuel gallons consumed. On a per ASM basis, the majority of the change was due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Three months ended September 30,
	2021	2020
Economic fuel costs per gallon	$2.04	$1.23
Fuel hedging premium expense (in millions)	$25	$24
Fuel hedging premium expense per gallon	$0.05	$0.08
Fuel hedging cash settlement gains per gallon	$0.04	$—

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. The Company's third quarter 2021 available seat miles per gallon ("fuel efficiency") declined 4.5 percent, year-over-year, due to the Company's return to service of more of its least fuel-efficient aircraft, the -700. When compared with third quarter

2019, fuel efficiency improved 5.1 percent in third quarter 2021 due to the March 2021 return to service of the Company's most fuel-efficient aircraft, the MAX. The Company expects fourth quarter 2021 fuel efficiency to be in line with third quarter 2021, on a nominal basis.

As of October 14, 2021, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum fuel hedged (gallons in millions) (a)(b)
Remainder of 2021	321
2022	1,220
2023	769
2024	358
(a) The Company’s hedge position includes prices at which the Company considers "catastrophic" coverage. The maximum gallons provided are not indicative of the Company's hedge coverage at every price, but represent the highest level of coverage at a single price. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) The Company's gallons that are covered by derivative contracts represent the maximum number of gallons hedged for each respective period, which may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes provided, as market prices and the Company's fuel consumption fluctuates. Based on the Company's available seat mile plans for annual 2021, its maximum percent of estimated fuel consumption covered by fuel derivative contracts is 77 percent. The Company believes that providing the maximum percent of fuel consumption covered by derivative contracts in future years relative to 2019 fuel gallons consumed is a more relevant measure for future coverage, due to uncertainty regarding available seat mile plans in future years. Based on 2019 fuel gallons consumed, the Company's maximum percent of fuel consumption covered by fuel derivative contracts is 59 percent in 2022, 37 percent in 2023, and 17 percent beyond 2023.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at September 30, 2021, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at September 30, 2021	Amount of gains deferred in AOCI at September 30, 2021 (net of tax)
Remainder of 2021	$55	$15
2022	376	209
2023	192	95
2024	58	20
Total	$681	$339

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for fourth quarter 2021 jet fuel prices at different crude oil assumptions as of October 14, 2021, and for expected premium costs associated with settling contracts.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (d)
Average Brent Crude Oil price per barrel	Fourth Quarter 2021 (c)
$60	$1.80 - $1.90
$70	$2.05 - $2.15
Current Market (a)	$2.25 - $2.35
$90	$2.35 - $2.45
$100	$2.50 - $2.60
Estimated fuel hedging premium expense per gallon (b)	$0.05
Estimated premium costs (b)	$25 million
(a) Brent crude oil average market price as of October 14, 2021, was approximately $83 per barrel for fourth quarter 2021.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of October 14, 2021, fourth quarter 2021 economic fuel costs are estimated to be in the $2.25 to $2.35 per gallon range, including fuel hedging premium expense of approximately $25 million, or $0.05 per gallon, and $0.18 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided assume the relationship between Brent crude oil and refined products based on market prices as of October 14, 2021. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Maintenance materials and repairs expense for third quarter 2021 increased by $65 million, or 35.1 percent, compared with third quarter 2020. On a per ASM basis, Maintenance materials and repairs expense decreased 7.1 percent, compared with third quarter 2020. On a dollar basis, approximately 50 percent of the increase was due to higher engine maintenance expense due to the increase in flight hours, and the majority of the remainder of the increase was due to the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic.

Landing fees and airport rentals expense for third quarter 2021 increased by $68 million, or 22.1 percent, compared with third quarter 2020. On a per ASM basis, Landing fees and airport rentals expense decreased 16.4 percent, compared with third quarter 2020. On a dollar basis, approximately 60 percent of the increase was due to an increase in space rental rates at many airports, and the remainder of the increase was due to higher landing fees from the increased number of Trips flown.

Depreciation and amortization expense for third quarter 2021 increased by $7 million, or 2.2 percent, compared with third quarter 2020. On a per ASM basis, Depreciation and amortization expense decreased by 30.3 percent, compared with third quarter 2020. On a dollar basis, the increase was primarily due to the deployment of new technology assets.

Other operating expenses for third quarter 2021 increased by $174 million, or 35.7 percent, compared with third quarter 2020. Included within this line item was aircraft rentals expense in the amounts of $53 million and $57 million for the three-month periods ended September 30, 2021 and 2020, respectively. On a per ASM basis, Other operating expenses decreased 8.1 percent, compared with third quarter 2020. On a dollar basis, approximately 35 percent of the increase was primarily due to higher credit card fees driven by increases in Passenger revenues in third quarter 2021, and the majority of the remainder of the increase was due to various flight-driven expenses, both as a result of improvements in leisure passenger demand and an increased number of Trips flown in third quarter 2021.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for third quarter 2021 increased by $4 million, or 3.6 percent, compared with third quarter 2020, primarily due to higher debt balances. Based on current debt outstanding and current market interest rates, the Company currently expects fourth quarter 2021 interest expense to be approximately $115 million.

Capitalized interest for third quarter 2021 decreased by $2 million, or 18.2 percent, compared with third quarter 2020, primarily due to timing of aircraft deliveries and payments.

Interest income for third quarter 2021 decreased by $2 million, or 50.0 percent, compared with third quarter 2020, due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in millions)	2021	2020
Mark-to-market impact from fuel contracts settling in current and future periods	$3	$23
Premium cost of fuel contracts not designated as hedges	11	11
Mark-to-market impact from interest rate swap agreements	—	(1)
Mark-to-market loss on deferred compensation plan investment	1	—
Loss on partial extinguishment of convertible notes	12	—
Other	2	2
	$29	$35

Income Taxes

The Company's effective tax rate was approximately 25.7 percent in third quarter 2021, compared with 25.0 percent in third quarter 2020. The higher tax rate for third quarter 2021 was due to the significant variance in projected full year Income (loss) before income taxes between the two periods due to impacts of the COVID-19 pandemic as well as the Company's ability to carry back 2020 losses to receive tax refunds on amounts paid from 2015 through 2019, when the statutory tax rate was 35 percent. The Company currently estimates its annual 2021 effective tax rate to be approximately 27 percent.

Comparison of nine months ended September 30, 2021 and September 30, 2020

Operating Revenues

Passenger revenues for the nine months ended September 30, 2021, increased by $3.5 billion, or 58.4 percent, compared with the first nine months of 2020. On a unit basis, Passenger revenues increased 32.5 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis were primarily due to the improvements in leisure Passenger demand and bookings in the first nine months of 2021, compared with the severe impacts to demand and bookings from the COVID-19 pandemic for the majority of the first nine months of 2020.

Freight revenues for the nine months ended September 30, 2021, increased by $22 million, or 18.6 percent, compared with the nine months ended September 30, 2020, primarily due to increased demand as businesses reduced pandemic driven restrictions during 2021.

Other revenues for the nine months ended September 30, 2021, increased by $177 million, or 19.4 percent, year-over-year. The increase was primarily due to an increase in income from business partners, including Chase, and the impact on spend on the Company's co-branded card, driven by the increase in consumer spending resulting from the improving economy in 2021 as compared with earlier stages of the COVID-19 pandemic.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021, decreased by $470 million, or 4.9 percent, compared with the first nine months of 2020, while capacity increased 19.6 percent over the same prior year period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's flight schedules are largely fixed once flight schedules are published, and the Company experienced significant ASM reductions in second and third quarter 2020 as a result of flight schedule adjustments related to the COVID-19 pandemic. The Company has experienced significant ASM increases as a result of flight schedule adjustments related to the improving economy in 2021 as compared with earlier stages of the COVID-19 pandemic. See "COVID-19 Pandemic Impacts" above and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The following table presents the Company's Operating expenses per ASM for the first nine months of 2021 and 2020, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2021		2020		change		change
Salaries, wages, and benefits	5.78	¢	6.58	¢	(0.80)	¢	(12.2)%
Payroll support and voluntary Employee programs, net	(3.11)		(1.17)		(1.94)		165.8
Fuel and oil	2.38		1.89		0.49		25.9
Maintenance materials and repairs	0.68		0.75		(0.07)		(9.3)
Landing fees and airport rentals	1.15		1.16		(0.01)		(0.9)
Depreciation and amortization	1.00		1.18		(0.18)		(15.3)
Other operating expenses	1.79		1.76		0.03		1.7
Total	9.67	¢	12.15	¢	(2.48)	¢	(20.4)%

Operating expenses per ASM for the first nine months of 2021 decreased by 20.4 percent, compared with the first nine months of 2020. The majority of the year-over-year unit cost decrease in the first nine months of 2021 was driven by the increase in Payroll Support funding. This decrease was partially offset by an increase in jet fuel prices and an increase in fuel gallons consumed, and $222 million of gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses in second quarter 2020. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expenses per ASM for the first nine months of 2021, excluding Fuel and oil expense, profitsharing and special items (a non-GAAP financial measure), decreased 12.8 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2021 increased by $273 million, or 5.2 percent, compared with the first nine months of 2020. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2021 decreased 12.2 percent, compared with the first nine months of 2020. On a dollar basis, the majority of the increase was due to the $186 million profitsharing expense accrual in the first nine months of 2021, compared with no profitsharing expense accrual in the first nine months of 2020. The remainder of the increase was primarily due to a significant increase in trips and overtime hours, and wage rate increases.

Payroll support and voluntary Employee programs, net (a reduction to expense) for the first nine months of 2021 was an increase of $2.0 billion, or 217.6 percent, compared with the first nine months of 2020. On a per ASM basis, Payroll support and voluntary Employee programs, net for the first nine months of 2021 increased by 165.8 percent. On both a dollar and per ASM basis, the changes were primarily due to the significant increase in Payroll Support grant proceeds received in the first nine months of 2021 compared with the same prior year period. The primary components of this line item included:
•The Payroll Support programs' grant allocation of $2.7 billion in the first nine months of 2021, compared with a $2.3 billion allocation in the first nine months of 2020;
•The $792 million accrual for charges related to the Voluntary Separation Program in the first nine months of 2020;
•The $140 million net reduction in the Extended ETO liability in the first nine months of 2021, compared with the $613 million accrual for charges related to the Extended ETO liability in the first nine months of 2020; and
•The $120 million in Employee Retention Tax Credits recorded in 2021 for continuing to pay Employees' salaries during the time they were not working, as allowed under the CARES Act, and subsequent legislation.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for the first nine months of 2021 increased by $754 million, or 50.0 percent, compared with the first nine months of 2020. On a per ASM basis, Fuel and oil expense for the first nine months of 2021 increased 25.9 percent. On a dollar basis, approximately 60 percent of the increase was attributable to an increase in jet fuel prices per gallon, and the remainder of the increase was due to an increase in fuel gallons consumed. On a per ASM basis, the increase was primarily due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Nine months ended September 30,
	2021	2020
Economic fuel costs per gallon	$1.92	$1.56
Fuel hedging premium expense (in millions)	$75	$73
Fuel hedging premium expense per gallon	$0.06	$0.07
Fuel hedging cash settlement gains per gallon	$0.02	$—

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first nine months of 2021 increased by $49 million, or 8.2 percent, compared with the first nine months of 2020. On a per ASM basis, Maintenance materials and repairs expense decreased 9.3 percent, compared with the first nine months of 2020. On a dollar basis, approximately 50 percent of the increase was due to higher engine maintenance expense due to the increase in flight hours, and the majority of the remainder of the increase was due to the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic.

Landing fees and airport rentals expense for the first nine months of 2021 increased by $170 million, or 18.4 percent, compared with the first nine months of 2020. On a per ASM basis, Landing fees and airport rentals expense decreased 0.9 percent, compared with the first nine months of 2020. On a dollar basis, approximately 50 percent of the increase was due to an increase in space rental rates at many airports, and the remainder of the increase was due to higher landing fees from the increased number of Trips flown.

Depreciation and amortization expense for the first nine months of 2021 increased by $9 million, or 1.0 percent, compared with the first nine months of 2020. On a per ASM basis, Depreciation and amortization expense decreased 15.3 percent, compared with the first nine months of 2020. On a dollar basis, the majority of the increase was associated with the deployment of new technology assets during 2021.

Other operating expenses for the first nine months of 2021 increased by $305 million, or 21.7 percent, compared with the first nine months of 2020. Included within this line item was aircraft rentals expense in the amount of $155 million for both the nine-month periods ended September 30, 2021 and 2020, respectively. On a per ASM basis, Other operating expenses increased 1.7 percent, compared with the first nine months of 2020. On a dollar basis, the increase was primarily due to $222 million in gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses in second quarter 2020.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first nine months of 2021 increased by $108 million, or 46.0 percent, compared with the first nine months of 2020, primarily due to higher debt balances in the first nine months of 2021.

Capitalized interest for the first nine months of 2021 increased by $4 million, or 17.4 percent, compared with the first nine months of 2020, primarily due to Boeing resuming production of the Company's undelivered MAX aircraft.

Interest income for the first nine months of 2021 decreased by $24 million, or 80.0 percent, compared with the first nine months of 2020, due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in millions)	2021	2020
Mark-to-market impact from fuel contracts settling in current and future periods	$(6)	$40
Premium cost of fuel contracts not designated as hedges	32	22
Mark-to-market impact from interest rate swap agreements	—	28
Mark-to-market gain on deferred compensation plan investment	(17)	—
Correction on investment gains related to prior periods (a)	(60)	—
Loss on partial extinguishment of convertible notes	12	—
Other	7	5
	$(32)	$95
(a) See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information.

Income Taxes

The Company's effective tax rate was approximately 27.1 percent for the first nine months of 2021, compared with 25.9 percent for the first nine months of 2020. The higher tax rate for the first nine months of 2021 was primarily due to higher state taxes.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
Fuel and oil expense, unhedged	$999	$372		$2,264	$1,472
Add: Premium cost of fuel contracts designated as hedges	14	13		43	51
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(23)	(6)		(46)	(16)
Fuel and oil expense, as reported	$990	$379		$2,261	$1,507
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	5	6		19	16
Add: Premium cost of fuel contracts not designated as hedges	11	11		32	22
Fuel and oil expense, excluding special items (economic)	$1,006	$396	154.0	$2,312	$1,545	49.6

Total operating expenses, net, as reported	$3,946	$3,204		$9,213	$9,683
Add: Payroll support and voluntary Employee programs, net	776	149		2,963	933
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	5	6		19	16
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		2	—
Add: Premium cost of fuel contracts not designated as hedges	11	11		32	22
Add: Gain from aircraft sale-leaseback transactions	—	—		—	222
Total operating expenses, excluding special items	$4,738	$3,370	40.6	$12,229	$10,876	12.4
Deduct: Fuel and oil expense, excluding special items (economic)	(1,006)	(396)		(2,312)	(1,545)
Operating expenses, excluding Fuel and oil expense and special items	$3,732	$2,974	25.5	$9,917	$9,331	6.3
Deduct: Profitsharing expense	(77)	—		(186)	—
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$3,655	$2,974	22.9	$9,731	$9,331	4.3

Operating income (loss), as reported	$733	$(1,411)		$1,526	$(2,648)
Deduct: Payroll support and voluntary Employee programs, net	(776)	(149)		(2,963)	(933)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(5)	(6)		(19)	(16)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		(2)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	(11)		(32)	(22)
Deduct: Gain from aircraft sale-leaseback transactions	—	—		—	(222)
Operating loss, excluding special items	$(59)	$(1,577)	(96.3)	$(1,490)	$(3,841)	(61.2)

Other (gains) losses, net, as reported	$29	$35		$(32)	$95
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(3)	(23)		6	(40)
Deduct: Premium cost of fuel contracts not designated as hedges	(11)	(11)		(32)	(22)
Add (Deduct): Mark-to-market impact from interest rate swap agreements	—	1		—	(28)
Deduct: Loss on partial extinguishment of convertible notes	(12)	—		(12)	—
Other (gains) losses, net, excluding special items	$3	$2	50.0%	$(70)	$5	n.m.

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2021	2020	Change	2021	2020	Change

Income (loss) before income taxes, as reported	$600	$(1,542)		$1,248	$(2,925)
Deduct: Payroll support and voluntary Employee programs, net	(776)	(149)		(2,963)	(933)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(5)	(6)		(19)	(16)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		(2)	—
Deduct: Gain from aircraft sale-leaseback transactions	—	—		—	(222)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	3	23		(6)	40
Add (Deduct): Mark-to-market impact from interest rate swap agreements	—	(1)		—	28
Add: Loss on partial extinguishment of convertible notes	12	—		12	—
Loss before income taxes, excluding special items	$(166)	$(1,675)	(90.1)	$(1,730)	$(4,028)	(57.1)

Provision (benefit) for income taxes, as reported	$154	$(385)		$339	$(759)
Deduct: Net income (loss) tax impact of fuel and special items (b)	(185)	(41)		(713)	(350)
Deduct: GAAP to Non-GAAP tax rate difference (c)	—	(76)		—	(168)
Benefit for income taxes, net, excluding special items	$(31)	$(502)	(93.8)	$(374)	$(1,277)	(70.7)

Net income (loss), as reported	$446	$(1,157)		$909	$(2,166)
Deduct: Payroll support and voluntary Employee programs, net	(776)	(149)		(2,963)	(933)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(5)	(6)		(19)	(16)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		(2)	—
Deduct: Gain from aircraft sale-leaseback transactions	—	—		—	(222)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	3	23		(6)	40
Add (Deduct): Mark-to-market impact from interest rate swap agreements	—	(1)		—	28
Add: Loss on partial extinguishment of convertible notes	12	—		12	—
Add: Net income (loss) tax impact of special items (b)	185	41		713	350
Add: GAAP to Non-GAAP tax rate difference (c)	—	76		—	168
Net loss, excluding special items	$(135)	$(1,173)	(88.5)	$(1,356)	$(2,751)	(50.7)

Net income (loss) per share, diluted, as reported	$0.73	$(1.96)		$1.49	$(3.89)
Deduct: Impact of special items	(1.25)	(0.22)		(4.84)	(1.96)
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	—	(0.01)		(0.04)	(0.03)
Add: Net income (loss) tax impact of special items (b)	0.30	0.07		1.17	0.63
Add: GAAP to Non-GAAP tax rate difference (c)	—	0.13		—	0.30
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (d)	(0.01)	—		(0.07)	—
Net loss per share, diluted, excluding special items	$(0.23)	$(1.99)	(88.4)	$(2.29)	$(4.95)	(53.7)

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2021		2020		Change	2021		2020		Change
Operating expenses per ASM (cents)	10.18	¢	12.11	¢		9.67	¢	12.15	¢
Add: Impact of special items	2.00		0.57			3.11		1.45
Deduct: Fuel and oil expense divided by ASMs	(2.55)		(1.44)			(2.38)		(1.89)
Deduct: Profitsharing expense divided by ASMs	(0.20)		—			(0.19)		—
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	9.43	¢	11.24	¢	(16.1)	10.21	¢	11.71	¢	(12.8)

(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP tax rate differences, primarily due to the Payroll Support being excluded as a special item, and reflecting the anticipated benefit of carrying back full year 2020 projected net losses to claim tax refunds against previous cash taxes paid relating to tax years 2015 through 2019, some of which were at higher rates than the current year.
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

3.Adjustments for prior period losses reclassified from AOCI associated with forward-starting interest rate swap agreements that were terminated in prior periods related to twelve -8 aircraft leases;
4.Gains associated with the sale-leaseback of ten Boeing 737-800 aircraft and ten Boeing -8 aircraft to third parties;
5.Unrealized losses related to twelve forward-starting interest rate swap agreements. During the first nine months of 2020, the interest rate swap agreements, which were related to twelve -8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated as hedges due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings; and
6.Losses associated with the partial extinguishment of the Company's convertible notes.

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

Net cash used in operating activities was $575 million for the three months ended September 30, 2021, compared with $1.1 billion used in operating activities in the same prior year period. For the nine months ended September 30, 2021, net cash provided by operating activities was $2.1 billion, compared with $531 million used in operating activities in the same prior year period. Operating cash inflows are primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. Operating cash flows for the nine months ended September 30, 2021, included $2.7 billion in Payroll Support program grant proceeds received. The net increase in operating cash flows was also a result of a $1.1 billion increase in Air traffic liability driven by increased ticket sales related to an increase in leisure travel demand. The operating cash flows for the nine months ended September 30, 2020, were negatively affected primarily by (i) the Company's Net loss (as adjusted for noncash items), (ii) the Company's payout in 2020 of its 2019 $667 million profitsharing distribution to Employees, (iii) a significant decline in amounts payable for passenger excise taxes and segment fees as a result of the decline in passenger ticket sales, and (iv) the suspension of collection of certain ticket taxes as dictated by the CARES Act. The operating cash flows for the nine months ended September 30, 2020, were also negatively affected by the amounts paid out under the Company's Voluntary Separation Program 2020 and Extended ETO plans during the nine months ended September 30, 2020. These net decreases in cash from operating activities were partially offset by a $1.6 billion increase in Air traffic liability and by $2.4 billion in Payroll Support program grant proceeds received. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operating activities to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the payroll assistance under the Payroll Support programs and the Company's amended and restated revolving credit facility. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities totaled $412 million during the three months ended September 30, 2021, compared with $434 million used in investing activities in the same prior year period. Net cash used in investing activities was $1.1 billion during the nine months ended September 30, 2021, compared with $107 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2020, the Company also raised $815 million from the sale-leaseback of 20 aircraft and received $428 million of Supplier proceeds, which the Company considers an offset to its aircraft capital expenditures. During the nine months ended September 30, 2021, Capital expenditures were $325 million, compared with $425 million in the same prior year period. Capital expenditures decreased, year-over-year, largely due to a decrease in facilities project expenditures and several projects being placed into service since September 30, 2020. In addition, the Company was not required to make progress payments on future aircraft deliveries or payments for new delivered -8 aircraft during the nine months ended September 30, 2021, compared to the same prior year period, when progress payments were made. See Notes 2 and 11 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of previously agreed upon delivery credits provided by Boeing to the Company due to the settlement of 2020 estimated damages relating to the FAA grounding of the 737 MAX aircraft and progress payments made to date on undelivered aircraft, the Company currently estimates relatively minimal aircraft capital expenditures in 2021. Therefore, the Company currently estimates its annual 2021 capital expenditures to be in the range of

$500 million to $600 million driven primarily by technology, facilities, and operational investments, as well as aircraft related capital expenditures. Based on 72 firm orders currently planned in 2022, as discussed in "Company Overview," the Company's contractual aircraft capital expenditures for 2022 are estimated to be approximately $1.7 billion. Further, the Company's total contractual aircraft capital expenditures for all years 2022 through 2026, which currently represents 200 MAX firm orders (185 -7 and 15 -8 aircraft), are estimated to be approximately $6.0 billion. Fleet and other capital investment plans are expected to continue to evolve as the Company manages through this pandemic recovery period, and the Company intends to evaluate the exercise of its remaining 42 MAX options for 2022 as decision deadlines occur throughout the remainder of this year.

Net cash used in financing activities was $157 million during the three months ended September 30, 2021, compared with $1.2 billion provided by financing activities for the same prior year period. Net cash provided by financing activities was $923 million during the nine months ended September 30, 2021, compared with $10.2 billion provided by financing activities for the prior year period. During the nine months ended September 30, 2021, the Company borrowed $1.1 billion of loan proceeds under Payroll Support programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company repaid $298 million in debt and finance lease obligations, including the extinguishment of $80 million in principal of its convertible notes for a cash payment of $121 million during the nine months ended September 30, 2021, and is scheduled to repay approximately $182 million in debt and finance lease obligations in fourth quarter 2021. During the nine months ended September 30, 2020, the Company borrowed $13.6 billion, through various transactions, in order to improve its liquidity position as a result of the onset of the pandemic. An additional $2.3 billion was raised from a public offering of 80.5 million shares of common stock. These financings were partially offset by the full repayment of $3.7 billion borrowed under the Company's Amended and Restated 364-Day Credit Agreement and $1.0 billion drawn under the Company's Revolving Credit Facility. The Company also repurchased $451 million of its outstanding common stock, paid $188 million in cash dividends to Shareholders, and repaid $295 million in debt and finance lease obligations during the first nine months of 2020.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Revolving Credit Facility. During third quarter 2021, the expiration of this revolving credit facility was extended to August 2023. The Revolving Credit Facility has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Revolving Credit Facility, of $1.5 billion at all times under the Revolving Credit Facility; the Company was compliant with this requirement as of September 30, 2021. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2021.

Although not the case at September 30, 2021, due to the Company's significant financing activities, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information. The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $16.0 billion as of September 30, 2021, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

During 2021, the Company has entered into supplemental agreements to its aircraft purchase agreement with Boeing to increase its 2022 firm orders of -7 aircraft. Additionally, the Company accelerated options into 2022, 2023, 2024, and 2025, and added new options into 2026 through 2027, bringing the total firm and option order book to 660 aircraft as of September 30, 2021, less 19 purchased aircraft delivered in the first nine months of 2021. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of September 30, 2021:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	17	461	(a)	375	86
737-800	175	6	207		190	17
737 -8	175	2	69		40	29
Totals		13	737		605	132
(a) Included 24 Boeing 737 Next Generation aircraft in temporary storage as of September 30, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company's expectations with respect to the benefits associated with its voluntary separation and extended leave programs;
•the Company’s plans and expectations related to the Vaccine Executive Order (see also Item 1A, Risk Factors);
•the Company’s fleet plans and its related goals, strategies, and expectations, including with respect to fuel efficiency and reduction in carbon emissions;
•the Company’s network plans;
•the Company’s revenue, load factor, and capacity estimates and expectations;
•the Company's other financial expectations and projected results of operations, including the Company’s underlying assumptions and estimates, in particular related to expectations regarding investments in the Company’s operations and People;
•the Company’s goals with respect to distributing fares to business travelers and growing managed business revenues;
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
•the Company’s plans for the repayment of debt;
•the Company’s expectations with respect to cash flows and liquidity, including its ability to meet its ongoing capital, operating, and other obligations, and the Company’s anticipated needs for, and sources of, funds;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•any negative developments related to the COVID-19 pandemic, including, for example, with respect to (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic or any new variant strains of the underlying virus; (ii) the effectiveness, availability, and usage of COVID-19 vaccines; (iii) the impact of the Vaccine Executive Order and other governmental actions on the Company's business plans and its ability to retain key Employees; (iv) the extent of the impact of COVID-19 on overall demand for air travel and the Company's related business plans and decisions; and (v) the impact of COVID-19 on the Company's access to capital;
•the impact of labor matters on the Company’s business decisions, plans, and strategies;
•the Company's dependence on Boeing with respect to the Company's operations, strategies, and goals;

•the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•the impact of extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, fears of terrorism or war, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions on the Company's business plans and results of operations;
•the Company's dependence on third parties, in particular with respect to its fuel supply, carbon emissions strategies, and corporate travel enhancements, and the impact on the Company's operations and results of operations of any third party delays or non-performance;
•the impact of the Company's obligations and restrictions related to its participation in Treasury's payroll support programs and any related negative impact on the Company’s ability to retain key Employees;
•further delays in, or the inability of the U.S. government, to agree upon a solution regarding budget deficits and the debt ceiling, which could result in a default or downgrade on its debts. This, in turn, could result in a material adverse effect of the Company’s investment portfolio; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2021, the estimated fair value of outstanding contracts was an asset of $681 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2021, the Company had ten counterparties for which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds.

At September 30, 2021, $162 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of September 30, 2021, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2021.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2021, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the Boeing 737 MAX ("MAX") aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. Discovery is ongoing, class certification briefing has been completed, and a class certification hearing was held before the court on April 26, 2021. On September 3, 2021, the trial court issued an order under Rule 23(a) and 23(b)(3) certifying four classes of persons associated with ticket purchases for flights during the period of August 29, 2017, through March 13, 2019, comprised of (i) those who purchased tickets (without being reimbursed) for flights on Southwest Airlines during the class period, except for those whose flights were solely on routes where, at the time of the ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, (ii) those who reimbursed a Southwest Airlines ticket purchaser and thus bore the economic burden for a Southwest Airlines ticket for a flight meeting the preceding criteria set forth in (i) above, (iii) those who purchased tickets (without being reimbursed) for flights on American Airlines during the class period, except for those whose flights were solely on routes where, at the time of ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, and (iv) those who reimbursed an American Airlines ticket purchaser and thus bore the economic burden for an American Airlines ticket for a flight meeting the preceding criteria set forth in (iii) above. On September 17, 2021, the Company filed a petition for permission immediately to appeal the class certification ruling to the Fifth Circuit Court of Appeals. Boeing also filed such a petition. Plaintiffs filed their oppositions to the petitions on September 27, 2021. On or about October 6, 2021, the Fifth Circuit Court of Appeals granted the Company (and Boeing) permission to appeal the class certification ruling. A briefing schedule has yet to be set by the Fifth Circuit. The Company (and Boeing) have filed motions to stay all trial court proceedings pending an appeal ruling by the Fifth Circuit Court of Appeals. The Company intends to strenuously pursue that appeal. The Company further denies all allegations of wrongdoing, including those in the complaint that were not dismissed. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with Southwest’s use of the allegedly defective 737 MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. The Company’s deadline to respond to the Complaint is October 27, 2021. The Company denies all allegations of wrongdoing and believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

The Company’s success depends on its ability to attract and retain skilled personnel. The Company's Pilots are subject to the FAA's mandatory retirement age of 65, and all operational employees are subject to training and certification standards. As of September 30, 2021, the Company had a significantly smaller workforce than it did prior to the COVID-19 pandemic, while the demand for leisure travel throughout the domestic airline industry increased in the first nine months of 2021, as compared with 2020. Competition for skilled personnel may continue to intensify if overall industry capacity increases and/or the Company were to incur attrition at levels higher than it has historically. The Company has recently determined to increase the minimum compensation of certain of its workforce and may continue to be required to increase existing levels of compensation to retain or supplement its skilled workforce. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could adversely affect the Company’s operations.

In response to the COVID-19 pandemic, federal, state, and local agencies have issued laws, regulations, and orders relating to health and occupational safety. Laws, regulations, orders, or other government actions requiring that employees be vaccinated could materially adversely affect the Company's operations.

On September 9, 2021, the President of the United States issued Executive Orders establishing vaccination requirements for federal employees of covered agencies and employees of covered federal contractors. Subject to limited exceptions, federal employees of covered agencies are required to be fully vaccinated against COVID-19 by November 22, 2021. Further, federal agencies are expected to include a requirement, in contractual agreements with covered federal contractors, that those contractors’ employees be fully vaccinated or qualify for an accommodation by December 8, 2021. The Company is considered a covered federal contractor and, therefore, subject to actions by the government to implement Executive Order 14042.

The Company is requiring Employees to submit proof of COVID-19 vaccination, or apply for an accommodation, by November 24, 2021. The Company is unable to predict the extent to which individuals may fail to become fully vaccinated or qualify for an accommodation. The extent to which the Company's Employees choose to comply or qualify for an accommodation could result in a negative impact to the Company's operations. Furthermore, the Company’s ability to effectively hire and retain new Employees could be negatively impacted if potential candidates are unable or unwilling to comply with the vaccination requirement. Federal agencies employing personnel critical to the Company’s operations, such as air traffic control, security, and customs staffing, could be similarly impacted by the Executive Order requiring the vaccination of federal employees. A reduction in the number of federal employees available to support the Company's operations could materially adversely affect the Company's operations.

The Company is also dependent on third party vendors and service providers to support its operations. To the extent third party vendors or service providers are subject to vaccination laws, regulations, orders, or other government actions and they or their employees are unable or unwilling to comply with applicable requirements, the Company’s arrangements with those vendors or providers could be adversely impacted, the Company may be unable to maintain its arrangement with such parties, or at competitive terms, and the Company's operations could be materially adversely affected.

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

10.1
Third Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, and the Second Amendment dated as of November 23, 2020, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of July 28, 2021.

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

SOUTHWEST AIRLINES CO.

October 26, 2021	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)