Form 10-K
period 2021-12-31
SOUTHWEST AIRLINES CO
filed 2022-02-07
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $31,305,364,914 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 2, 2022: 592,341,878 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 18, 2022, are incorporated into Part III of this Annual Report on Form 10-K.

-PART I-
Item 1.    Business
Company Overview

Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2021, Southwest had a total of 728 Boeing 737 aircraft in its fleet and 121 destinations in 42 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.

During 2021, the Company began service to 14 new destinations including Chicago (O'Hare), Illinois; Houston (Bush), Texas; Jackson, Mississippi; Colorado Springs, Colorado; Savannah, Georgia/Hilton Head, South Carolina; Sarasota, Florida; Santa Barbara, California; Fresno, California; Destin, Florida; Bozeman, Montana; Myrtle Beach, South Carolina; Eugene, Oregon; Bellingham, Washington; and Syracuse, New York.

Worldwide Pandemic

In March 2020, the World Health Organization classified the novel coronavirus, COVID-19, as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected and resulted in a significant negative impact on travel demand, revenues, and bookings throughout 2020. The Company responded by cancelling a significant portion of its scheduled flights, grounding a significant portion of its fleet, significantly reducing planned capital spending, and significantly reducing its previously scheduled capacity. Further, the Company substantially enhanced its cash holdings by obtaining significant financing in the capital markets, through payroll funding support ("Payroll Support") with the U.S. Department of Treasury ("Treasury"), and elsewhere. In addition, the Company offered voluntary separation and extended time-off programs for its Employees, which significantly reduced the Company's active headcount.

The Company continued to experience negative and unpredictable fluctuating pandemic-related impacts to passenger demand and bookings in 2021. Modest improvements in leisure bookings began in mid-February 2021 and further improved in March 2021. Travel demand and bookings accelerated during second quarter 2021 as a result of declining reported COVID-19 cases throughout the United States, the easing of travel restrictions, and an increase in the number of individuals vaccinated. Despite some softness in bookings and elevated trip cancellations due to surging COVID-19 cases in August and September as a result of the Delta variant, and in December as a result of the Omicron variant, third quarter and fourth quarter 2021 domestic leisure demand was also strong and a dramatic improvement from 2020.

The unpredictable fluctuating extent of the travel demand improvement over the course of 2021, combined with the reduction in the Company's available workforce, contributed to operational challenges and resulting declines in the Company's operational performance as the Company struggled to return to the staffing levels necessary for operational demands. In response, the Company continued its efforts to correspondingly adjust capacity throughout 2021 and into first quarter 2022. In addition, the Company aggressively hired new Employees in third and fourth quarter 2021, and is continuing these efforts in 2022, to balance its schedule with its crew and ground operations resources.

For further information on risks related to COVID-19, as well as the significant impacts of COVID-19 on the Company's operations, financial performance, and liquidity, see "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2, 7, and 9 to the Consolidated Financial Statements.

Industry

As discussed above under "Business – Worldwide Pandemic," the travel industry was adversely impacted in 2020 and 2021 by the COVID-19 pandemic, including the recent Delta and Omicron variants. Like the Company, other U.S. airlines experienced significant negative impacts to passenger demand and revenues; however the impact of the COVID-19 pandemic on some of these airlines was particularly severe because of the percentage of their operations that had historically been dependent on business and international travel, each of which suffered particular harm as a result of the pandemic. Demand for business travel declined significantly due to companies tightening or even suspending corporate travel. This not only reduced overall demand for air travel, but also resulted in a decrease in the percentage of full-fare purchases. Demand for international travel was significantly harmed by the imposition of international travel restrictions. Like the Company, these other airlines responded with adjustments to their flight schedules, capacity, operating costs and capital expenditures, and fleet plans. Unlike the Company, certain other airlines also furloughed employees and/or ceased service in certain markets.

Like the Company, other U.S. airlines began to mitigate cash losses and recover from the COVID-19 pandemic in 2021, while facing challenges such as the Delta and Omicron variants, lower passenger revenue yields (i.e., pricing), higher fuel prices and other cost inflation, and surges in leisure travel demand against constrained personnel resources resulting in operational challenges. Overall, the U.S. airline industry saw a strong recovery of domestic leisure travel demand during peak travel periods in 2021 as a result of declining reported COVID-19 cases throughout the United States, the easing of travel restrictions, and an increase in the number of individuals vaccinated against COVID-19. However, business travel remained at a significantly reduced level throughout 2021, as compared with pre-pandemic levels.

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

Historically, airline industry results have been particularly susceptible to fuel price volatility. In 2021, the industry experienced a very challenging fuel environment, as compared with recent years, with year-over-year fuel prices significantly higher throughout most of 2021.

Company Operations

Route Structure

Southwest has historically principally provided point-to-point service, rather than the "hub-and-spoke" service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations through one or more central transfer points, Southwest's point-to-point route structure has allowed for more direct nonstop routing than hub-and-spoke service. However, in response to the effects of the COVID-19 pandemic, the Company placed greater reliance in 2020 and 2021 on connecting traffic in an effort to capture Customer demand. Approximately 73 percent of the Company's Customers flew nonstop during 2021, compared with 72 percent during 2020, and compared with 77 percent during 2019, and, as of December 31, 2021, Southwest served 788 nonstop city pairs, compared with 667 as of December 31, 2020, and compared with 720 as of December 31, 2019. For 2021, the Company’s average aircraft trip stage length was 790 miles, with an average duration of approximately 2.1 hours, as compared with an average aircraft trip stage length of 743 miles and an average duration of approximately 2.0 hours in 2020, and as compared with an average aircraft trip stage length of 748 miles and an average duration of approximately 2.0 hours in 2019.

Southwest’s point-to-point service has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers ten weekday roundtrips between Dallas Love Field and Houston Hobby (and an additional six to Houston Bush), seven weekday roundtrips between Denver and Chicago Midway (and an additional six to Chicago O'Hare), seven weekday roundtrips between Los Angeles International and Las Vegas, twelve weekday round trips between Burbank and Oakland, and nine weekday roundtrips between Phoenix and Denver. Southwest complements its high-frequency short-haul routes with long-haul nonstop service including flights between Hawaii and California, Las Vegas, and Phoenix, and between markets such as Los Angeles and Nashville, Los Angeles and Baltimore, Oakland and Houston, Las Vegas and Orlando, and San Diego and Baltimore.

The Company continually works to optimize its route network and schedule through the adjustment of frequencies in its existing markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company's network and schedule optimization efforts have been particularly beneficial in addressing the impacts of the COVID-19 pandemic. For example, these efforts have enabled the Company to continue to add cities in key existing markets, such as California, as well as opportunistically introduce service in other markets during the pandemic. As part of the Company's recovery from the impacts of the COVID-19 pandemic, the Company remains focused on restoring its network to pre-pandemic levels through adding back depth and frequency to the Company's network while balancing its network schedule with its crew resources.

Despite the pandemic, the Company has been able to continue to bolster its presence in California through the addition of new destination options and flights for California Customers. In 2021, the Company added many new destinations to its route map, including new California service to Santa Barbara and Fresno. Further, the Company expanded its California to Hawaii network in 2021 by adding inaugural service between Los Angeles and Hawaii in June 2021. The Company also added inaugural service to Hawaii from Las Vegas and Phoenix in June 2021. The Company also expanded its service at John Wayne Airport (Orange County) in 2021, including reinstated international service beginning in March 2021. In addition, the Company is currently scheduled to offer over 700 departures from California on peak flying days in the summer of 2022. Based on the most recent data available from the U.S. Department of Transportation (the "DOT"), for the year ended September 30, 2021, Southwest carried more California travelers to, from, and within California than any other airline.

The Company's network and schedule optimization efforts have also enabled it to use otherwise idle aircraft, while overall travel demand has been reduced. This, in turn, has enabled the Company to better optimize its service amongst its core markets and, in 2021, it enabled the Company to provide service to 14 new destinations. The additional service has created additional regional and international connectivity that has been structured to grow the Company's presence in strategic markets that serve as cornerstones for its network and provide additional options for Customers to reach their final destinations. The Company expects to complement and strengthen its existing route network in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations.

The COVID-19 pandemic had a particularly negative impact on the Company's international operations and led to the Company's suspension of international operations at the beginning of the pandemic. The Company has since resumed service to 13 of its 14 international destinations. The Company’s operations to the Cayman Islands are temporarily suspended due to impacts from the COVID-19 pandemic, but with the easing of government restrictions and the continued increase in demand for beach and leisure destinations, the Company intends to resume service to the Cayman Islands in 2022.

Boeing 737 MAX

In March 2019, the Federal Aviation Administration (the "FAA") issued an emergency order for all U.S. airlines to ground all Boeing 737 MAX ("MAX") aircraft. The Company immediately complied with the order and grounded all 34 Boeing 737 MAX 8 ("-8") aircraft in its fleet. In November 2020, the FAA rescinded the emergency order and issued official requirements to enable U.S. airlines to return the MAX to service. The Company returned the MAX to service in March 2021, after the Company met all FAA requirements and Pilots received updated, MAX-

related training. Following the FAA rescission of the emergency order, the Company took delivery of 35 -8 aircraft through the end of 2021 and had 69 -8 aircraft in its fleet at 2021 year-end.

During 2021, the Company entered into supplemental agreements with The Boeing Company ("Boeing") to increase its 2022 firm orders of Boeing 737 MAX 7 ("-7") aircraft, accelerate options into 2022, 2023, 2024, and 2025, and add new options in 2026 and 2027, in each case with the goal of improving potential growth opportunities, restoring the Company's network closer to pre-pandemic levels, lowering operating costs, reducing carbon emissions per available seat mile, and further modernizing the Company's fleet with more fuel efficient aircraft. Additionally, during 2021, the Company exercised 42 2022 options for -7 aircraft and exercised 22 2023 options for -7 aircraft. Fleet and capacity plans will continue to evolve as the Company manages through the pandemic recovery period, and the Company will continue to evaluate its remaining MAX options. However, with its cost-effective order book, the Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company continues to plan for 30-35 Boeing 737-700 retirements annually. Additional information regarding the Company's current fleet and fleet delivery schedule is included in "Item 2 – Properties" below. The delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

Cost Structure

A key component of the Company's business strategy is its focus on cost discipline and charging competitively low fares. The Company's low-cost strategy includes, among other elements, (i) the use of a single aircraft type, the Boeing 737, (ii) the Company's point-to-point route structure, and (iii) its highly productive Employees. Southwest's use of a single aircraft type has historically allowed for simplified scheduling, maintenance, flight operations, safety management, and training activities. Southwest's point-to-point route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and allows for high Employee productivity (lower headcount per aircraft).

The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency. The Company focuses on minimizing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, in 2021 the Company returned its -8 aircraft to service, which are more fuel-efficient and release fewer CO2 emissions per available seat mile than the Company's other aircraft.

Fuel and oil expense can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Fuel and oil expense for 2021 increased significantly compared with 2020, primarily due to higher market jet fuel prices, and in part due to higher capacity in response to consumer demand. Fuel and oil expense remained the Company's second largest operating cost for 2021. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel for each year beginning in 2011 and during each quarter of 2021.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
2020	$1,849	$1.45	14.4%
2021	$3,310	$1.98	23.5%
First Quarter 2021	$469	$1.63	25.3%
Second Quarter 2021	$803	$1.88	23.5%
Third Quarter 2021	$990	$2.01	25.1%
Fourth Quarter 2021	$1,049	$2.25	21.6%

The MAX groundings in early 2019 resulted in the removal of these more fuel-efficient aircraft from the Company's schedule, which, in turn, drove a decline in the Company's overall fuel efficiency in 2019. Although the Company's MAX aircraft remained grounded throughout 2020, the Company improved its fuel efficiency in 2020, as compared with 2019, primarily by operating fewer of its oldest, least fuel-efficient Boeing 737-700 aircraft as a result of capacity cuts in response to the effects of the COVID-19 pandemic. Lower load factors, due to COVID-19, also contributed to fuel efficiency during 2020. Despite the return to service of the MAX aircraft, the Company's 2021 fuel efficiency declined, as compared with 2020, due to higher load factors and the Company's return to service of more of its oldest, least fuel efficient Boeing 737-700 aircraft, which had been placed into storage in 2020 due to capacity cuts in response to the effects of the COVID-19 pandemic. The Company continues to undertake a number of other fuel conservation initiatives, which are discussed in detail under "Environmental Sustainability."

The table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2021	2020	2019	2018	2017
Available seat miles per fuel gallon consumed	79.2	81.3	75.7	76.3	75.2

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

Salaries, wages, and benefits expense constituted approximately 55.0 percent of the Company's operating expenses during 2021 and was the Company's largest operating cost. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. The Company's labor costs, and risks associated therewith, are discussed in more detail below under "Risk Factors," "Business - Employees," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

•"Wanna Get Away" fares are generally the lowest fares and are typically subject to advance purchase requirements. They are nonrefundable, but, subject to Southwest's No Show Policy, flight credit for the fare paid for unused travel by the Customer ("flight credit") may be applied towards future travel on Southwest. Wanna Get Away fares earn six Rapid Rewards® points, under Southwest's Rapid Rewards loyalty program, for each dollar spent on the base fare. The Company's loyalty program is discussed below under "Rapid Rewards Loyalty Program."
•"Anytime" fares are, subject to Southwest's No Show Policy, refundable if canceled, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable flight credit, then the resulting flight credit will be nonrefundable if travel is canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare.
•"Business Select" fares are, subject to Southwest's No Show Policy, refundable if canceled, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with nonrefundable flight credit, then the resulting flight credit will be nonrefundable if travel is canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group "A," 12 Rapid Rewards points per dollar spent on the base fare - the highest loyalty point multiplier of all Southwest fare products, and "Fly By®" priority security and/or ticket counter access in participating airports. Business Select fares also ordinarily include one complimentary premium beverage coupon for the day of travel (Customers must be of legal drinking age to drink alcoholic beverages); however, the Company has temporarily suspended premium drink service in response to the COVID-19 pandemic.

Southwest's No Show Policy applies if a Customer does not change or cancel a flight segment at least ten minutes prior to scheduled departure and the Customer does not travel on the scheduled flight. In such event, subject to certain exceptions, all segments associated with the reservation will be canceled, and (i) with respect to a "Wanna Get Away" fare, the fare paid for unused travel will be forfeited; and (ii) with respect to an "Anytime" or "Business Select" fare, the fare paid for unused travel will be held as a flight credit for future travel on Southwest.

The Company has announced plans to add a new, fourth fare product that enhances the overall product offering for Customers. The Company also currently plans to increase benefits tied to existing fare product categories at various times in the future. The anticipated launch date for the new fare product is during second quarter 2022.

In response to the COVID-19 pandemic, in order to enhance and expand upon its already generous and flexible ticketing policies, the Company extended the expiration of the following Customer flight credits to September 7, 2022:

•Flight credits created because of a flight cancellation between March 1, 2020 and September 7, 2020; and
•Flight credits that would have expired between March 1, 2020 and September 7, 2020.

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

Southwest’s Pet Policy provides Customers an opportunity to travel with a small cat or dog in the aircraft cabin on domestic flights. Southwest also has an unaccompanied minor travel policy, with pricing to address the administrative costs and the extra care necessary to safely transport these Customers.

Inflight Entertainment Portal and WiFi Service

Southwest offers inflight entertainment and connectivity service on WiFi-enabled aircraft on the majority of its fleet, where available. Southwest's suite of complimentary offerings onboard WiFi-enabled aircraft includes movies-on-demand, messaging, music, live and on-demand television, a flight tracker, and connecting flight information. The inflight entertainment service allows Customers to enjoy gate-to-gate entertainment directly on their personal wireless devices. Customers can also purchase satellite internet service while on WiFi-enabled aircraft, where available.

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

Rapid Rewards Loyalty Program

Southwest's Rapid Rewards loyalty program enables program members ("Members") to earn points for every dollar spent on Southwest base fares, also including purchases paid with LUV Vouchers, gift cards, or flight credit, with no portion of the purchase price paid with Rapid Rewards points. The amount of points earned under the program is based on the base fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). As discussed above under "Fare Structure - General," each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the base fare for the flight by the fare class multiplier. The amount of points required to be redeemed for a flight is based on the base fare and a multiplier. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire.

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

Southwest's Rapid Rewards loyalty program features tier status and Companion Pass programs for the most active Members, including "A-List" and "A-List Preferred" status. A Member who flies 25 qualifying one-way flight segments booked through Southwest or earns 35,000 tier qualifying points per calendar year will qualify for A-List status. A Member who flies 50 qualifying one-way flights booked through Southwest or earns 70,000 tier qualifying points per calendar year will qualify for A-List Preferred status. Except as noted below with respect to actions taken by the Company in response to the COVID-19 pandemic, the Member will maintain A-List or A-List Preferred status for the remainder of the calendar year in which the status is earned and for the entire calendar year immediately following. Both A-List and A-List Preferred Members enjoy benefits such as "Fly By®" priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight satellite internet service on WiFi-enabled aircraft, where available. Members who attain A-List or A-List Preferred status receive priority boarding privileges. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding position available (generally, an "A" boarding pass). During the day of travel, if an A-List or A-List Preferred Member's plans change, they have free same-day standby privileges, which allow them to fly on earlier flights between the same city pairs if space is available, but are required to pay any additional government taxes and fees associated with changes in their itinerary. Another feature of the Rapid Rewards loyalty program is the Companion Pass. Members who fly 100 qualifying one-way flights or earn 125,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of charges (other than taxes and fees). Except as noted below with respect to actions taken by the Company in response to the COVID-19 pandemic, the Companion Pass is valid for the remainder of the calendar year in which status is earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.

During 2021, the Company added Rapid Rewards Business, giving businesses the ability to earn Rapid Rewards points. By joining Rapid Rewards Business, companies earn Rapid Rewards points that can be applied toward travel on the company's behalf, while travelers who are Rapid Rewards Members also earn Rapid Rewards points in their personal accounts. Rapid Rewards business accounts generally have the same opportunities and benefits to earn and redeem points as individual Member accounts.

Southwest's Rapid Rewards loyalty program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest's co-branded Chase Visa credit card; (ii) increasing business from existing Customers; and (iii) strengthening the Company's Rapid Rewards hotel, rental car, credit card, and other partnerships.

For 2021, Customers of Southwest redeemed approximately 8.1 million flight awards, accounting for approximately 17.3 percent of revenue passenger miles flown. For 2020, Customers of Southwest redeemed approximately 4.1 million flight awards, accounting for approximately 15.8 percent of revenue passenger miles flown. For 2019, Customers of Southwest redeemed approximately 10.7 million flight awards, accounting for approximately 14.1 percent of revenue passenger miles flown. The Company's accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

The Company has taken significant measures in response to the COVID-19 pandemic to enhance its Rapid Rewards loyalty program including the following:

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
•Through December 31, 2021, for Members with Southwest's co-branded Chase® Visa Premier or Priority Consumer credit cards, or Premier or Performance Business credit cards, for every $10,000 in spend on their credit cards, they were eligible for 1,500 Tier Qualifying Points (with no cap); and
•For Companion Pass Members who earned Companion Pass benefits to be used through December 2020, which were previously extended through June 30, 2021, those Companion Pass benefits were further extended through December 31, 2021.

Southwest.com and Direct to Customer Distribution Approach

The Company primarily offers its fare products directly to Customers through its Internet website, Southwest.com. For the years ended December 31, 2021, and December 31, 2020, approximately 86 percent and 83 percent, respectively, of the Company’s Passenger revenues originated from Southwest.com (including revenues from SWABIZ®, the Company's online booking tool designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest). This "direct to Customer" distribution approach has historically provided a cost advantage for the Company because it eliminates fees associated with the use of third party distribution channels such as third party online travel platforms. The Company augments its direct to Customer distribution approach by offering a broad suite of digital platforms to support Customers' travel needs, including full featured websites and apps. These digital platforms help Customers book and manage their Southwest air travel and also facilitate the purchase of the Company’s ancillary products, including EarlyBird, vacation packages, rental car reservations, hotel reservations, and travel activities. In addition, the digital platforms provide self-service tools for reservation management and Customer support.

During 2021, the Company continued to invest in technology designed to enhance revenues and lower costs, while also enhancing digital options for its Customers. To enhance revenues, the Company improved the digital air booking experience through further improvements to the shopping page, the addition of fare upgrade offers, and increased prominence of expanded payment options. To help lower costs, in 2021 the Company increased its focus on improving the day of travel experience. For example, trip related messaging was added to improve awareness of the Company's baggage and boarding process, and a new customer center was added to provide key content about the Southwest experience. The resulting increased awareness of self-service options increased Customer self-service usage and thereby contributed to reduced costs. Further, improvements were made to the digital ticket change process, leading to a higher percentage of ticket changes occurring in digital experiences.

Early in 2021, the Company added an updated COVID travel center, providing location specific details about what to expect while traveling. This material was prominently focused across all shopping and trip related materials. Due to changing U.S. regulations regarding U.S. entry, the Company also deployed self-service workflows for Customers to complete their travel attestations and contact tracing information to reduce transactions at the airport. Automating these experiences reduced what would have been much longer lines while departing countries outside of the United States. These experiences were supplemented with additional day of travel alerts to increase readiness for travel.

Southwest Business® Initiatives

In addition to improvements in the Company's direct Southwest.com channel of distribution, in recent years the Company has taken significant action to grow its corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest.

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

In 2020, the Company entered into a new full participation distribution agreement with Sabre Corporation ("Sabre"), to enable Sabre to continue to distribute Southwest content through traditional connectivity to corporations, government agencies, and travel management companies through Sabre's GDS. In July 2021, the Company began offering flights for sale within Sabre's GDS, the leading corporate booking channel in the United States. As a result, the Company now offers the ability for business travelers and travel decision makers to book Southwest fares within all major GDS platforms.

The Company also utilizes Airlines Reporting Corporation to implement industry-standard processes to handle the settlement of tickets booked through Travelport, Amadeus, and Sabre channels.

Southwest Business has continued to invest in and enhance its online booking tool SWABIZ®, with new mobile capabilities now available, as well as its direct connect channel, with connections to online booking tools, travel management companies, and corporate customers. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also facilitates car and hotel booking.

Marketing

During 2020, in response to the COVID-19 pandemic, the Company implemented and marketed the "Southwest Promise" to reassure Customers and Employees of the Company's commitment to their well-being, by focusing on cleanliness from check-in to deplaning the aircraft through additional stringent cleaning practices across the fleet and throughout the day, as well as measures to support physical distancing and personal protection and wellness throughout the Customer experience.

During early 2021, the Company continued to market the Southwest Promise. In addition, during 2021, the Company marketed its competitive points of differentiation, specifically focusing on flexibility and ease for Customers. Southwest continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (subject to weight and size limits). Further, Southwest continues to offer low fares and no unexpected bag fees, change fees (although fare differences may apply), or hidden fees. Southwest also does not impose additional fees for items such as seat selection, soft drinks and snacks where available, curb-side check-in where available, and telephone reservations.

The Company also continues to promote all of the many other reasons to fly Southwest in its marketing, such as its hospitality, low fares, expanded network and new destinations, Customer Service, free inflight entertainment, Southwest Business offerings, and its Rapid Rewards loyalty program.

Technology Initiatives

Although during 2020 the Company narrowed its near-team technology focus and deferred a significant number of technology projects in response to the COVID-19 pandemic, over the past several years the Company has committed significant resources to technology improvements in support of its ongoing operations and initiatives. During 2021, the Company achieved the long-awaited milestone of getting all of its aircraft into a single system for aircraft maintenance and record-keeping. This was the Company's largest technology initiative for 2021, and was one of the most critical system updates the Company has undertaken in the history of its maintenance program. In addition, during 2021 the Company continued its implementation of corporate GDS capabilities in connection with Southwest Business initiatives by initiating flights for sale within Sabre's GDS.

The Company continues to focus on the prioritization and execution of its technology investments and is in the process of continually executing an evolving multi-year plan for technology, with the goal of developing a stronger, more adaptable, and more efficient and reliable technology foundation to support the Company’s strategic priorities. The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) human resources management; (ii) flight planning and scheduling, including with respect to schedule changes and Customer reaccommodations; (iii) crew scheduling; (iv) revenue management; and (v) technology infrastructure.

Environmental Sustainability

The Company remains steadfast in its desire to pursue, implement, and enhance initiatives to address the Company's impact on the environment. Over the years, the Company has undertaken a number of fuel conservation and emissions-related initiatives, such as the following:

•introduction of the MAX aircraft into the Company's fleet, which is more fuel-efficient and releases fewer CO₂ emissions per available seat mile than the Company's other aircraft;
•installation of winglets, which reduce drag and increase fuel efficiency, on all aircraft in the Company's fleet;
•application of periodic engine washes;
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
•retrofitting of aircraft cabin interiors to reduce weight;
•reduction of aircraft engine idle speed while on the ground, which also increases engine life;
•utilization of Company-optimized routes (flying the best wind routes to take advantage of tailwinds or to minimize headwinds);
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

The Company has also participated in Required Navigation Performance ("RNP") operations as part of the FAA's Performance Based Navigation program, a key component of the Next Generation Transportation System (“NextGen”), which is intended to modernize the U.S. air traffic system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, satellite navigation (instead of less precise ground-based navigation), and new flight procedures to enhance navigational and operational capabilities, improve fuel efficiency, and minimize greenhouse gas emissions. RNP approaches, which are published by the FAA, are currently available at 66 of the airports Southwest serves.

Southwest continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.

In 2021, the Company announced goals to (i) achieve carbon neutrality by 2050, (ii) maintain carbon neutral growth (to 2019 levels) through the end of the decade, and (iii) reduce carbon emissions intensity per available seat mile (including scope 1 and scope 2 emissions) by at least 20 percent by 2030. The Company also announced a series of actions and initiatives designed to assist the Company in achieving these goals, including agreements with various third parties intended to facilitate the development, production, and usage of commercialized sustainable aviation fuel; the launch of a carbon-offset program that allows Customers to contribute funds for the purchase of carbon offsets for Southwest; and arrangements with nonprofit organizations seeking to address climate change and reduce carbon emissions in aviation.

As part of its commitment to corporate sustainability, the Company has published the Southwest One Report describing the Company's environmental sustainability goals, actions, initiatives, and strategies, which include the foregoing and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Southwest One Report and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

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

Economic and Operational Regulation

Consumer Protection Regulation by the U.S. Department of Transportation

The DOT regulates economic operating authority for air carriers and consumer protection for airline passengers. The DOT may take legal enforcement action against air carriers for violating their regulations by imposing civil penalties up to $35,188 per occurrence.

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

The DOT's consumer protection and enforcement authority is derived primarily from a federal statutory prohibition on "unfair or deceptive practices or unfair methods of competition" by air carriers. A new DOT rule took effect in January 2021, codifying the definitions for the terms ‘‘unfair’’ and ‘‘deceptive’’ in the DOT’s regulations by adopting the definitions used by the Federal Trade Commission, and amending and clarifying the procedures the DOT will follow when engaging in aviation consumer protection rulemaking and enforcement. The purpose of this new rule is to help establish clear and consistent criteria for unfair or deceptive practices while aligning DOT’s oversight of aviation entities with other government agencies’ oversight of other sectors of the economy with regard to unfair or deceptive practices.

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

In addition, the Passenger Protection Rules require airlines to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of their flights; (iv) provide information to passengers on how to file complaints; (v) respond in a timely and substantive fashion to consumer complaints; (vi) pay compensation to each passenger denied boarding involuntarily from an oversold flight; (vii) refund any checked bag fee for permanently lost luggage; (viii) prominently disclose all potential fees for optional ancillary services on their websites; and (ix) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.

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

The DOT took actions throughout 2021 to bolster its Passenger Protection Rules in certain respects. For example, in January, the DOT issued a final rule increasing involuntary denied boarding and mishandled baggage compensation, and prohibiting airlines from denying boarding to passengers that have already boarded. In September, reacting to complaints filed in the earlier months of the COVID-19 pandemic related to carriers’ refund practices, the DOT announced it plans to solicit comments on a proposed rule that would enhance passengers’ rights when a flight is operating but the passenger decides not to fly because of government restrictions (possibly requiring refunds of non-refundable tickets in those situations). The Company does not believe that pending regulatory developments with respect to the DOT’s Passenger Protection Rules will have a material effect on the Company's capital expenditures, earnings, or competitive position.

In addition to its statutory authority to prohibit unfair or deceptive practices or unfair methods of competition, the DOT is charged with prohibiting discrimination by airlines against consumers on the basis of (i) disability; and (ii) race, religion, national origin, sex, or ancestry.

Under this authority, the DOT has proposed a rule that would provide for changes to the accessibility of lavatories on single-aisle aircraft for passengers with disabilities. These proposed changes include modifications to the interior of the lavatory, additional services that airlines would provide with respect to lavatory access, training requirements, and improvements to the aircraft's onboard wheelchair. The DOT has indicated it intends to also propose and seek comments on a separate rule in 2022 that would eventually require airlines to offer a larger lavatory on single-aisle aircraft. Requirements to expand the size of lavatories could impose substantial costs on the Company and have a material effect on the Company's capital expenditures, earnings, and competitive position. Whether the DOT will ultimately adopt a new rule requiring larger lavatories, and the timing and application of any new rule, are unknown at this time.

Aviation Taxes and Fees

The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. The FAA Reauthorization Act of 2018 (the "2018 Reauthorization Act") extends most commercial aviation taxes through September 30, 2023.

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

Airline passengers are also required to pay a Passenger Facility Charge, a user fee that is authorized via federal statute but assessed by each airport. The maximum Passenger Facility Charge is $4.50 per passenger enplanement. New aviation taxes or regulations may be imposed through the annual congressional budget process. The annual appropriations bill funds the federal government - including the DOT, the FAA, the Transportation Security Administration (the "TSA"), and CBP. Passage of the fiscal year 2021 and 2022 appropriations bill will be considered throughout 2022 and could result in an increase in one or more of the taxes and fees discussed above, as well as new mandates on the DOT to begin or complete rulemakings related to airline consumer protection.

Operational and Safety Regulation

The FAA, an agency within the DOT, has the authority to regulate safety aspects of civil aviation operations. Specifically, the Company and certain of its third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, and other matters affecting air safety. The FAA, from time to time, issues orders or directives relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of civil penalties for violation of the FAA's regulations.

The FAA requires airlines to obtain and maintain an Air Carrier Operating Certificate, as well as other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to amendment, suspension, or revocation for cause.

As the airlines’ safety regulator, the FAA uses tools, such as temporary flight restrictions, to control aircraft operations within designated areas. The FAA may also issue advisory circulars to provide guidance for compliance with aircraft and pilot certification standards, operational standards, training standards, and other FAA rules. These regulatory tools may create additional costs and/or operational restrictions for the Company. For example, the FAA has expressed concern about the deployment of certain wireless telecommunications systems that may cause interference with certain aircraft avionics, such as radio altimeters. In response, the FAA could impose temporary flight restrictions until the agency believes any safety concerns are resolved. The FAA could also require mitigations from aircraft operators (e.g., aircraft retrofits) as a means to avoid any potential interference.

With respect to airline operations, the FAA has rules in effect with respect to crew flight, duty, and rest times. Among other things, the rules (i) require a ten hour minimum rest period prior to a pilot’s flight duty period; (ii) mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and (iii) impose pilot "flight time" and "duty time" limitations based upon report times, the number of scheduled flight segments, and other operational factors. The FAA has established flight attendant duty period limitations and rest requirements based on the length of a flight attendant’s scheduled duty period, number of flight attendants assigned to a flight, and other operational factors.

The 2018 Reauthorization Act contains a provision requiring a modification to the FAA's rules to increase the required flight attendant rest period between duty periods. FAA rules currently provide that a flight attendant scheduled to a duty period of fourteen hours or less must be given a scheduled rest period of at least nine consecutive hours. This rest period can be reduced to eight consecutive hours under certain circumstances. On November 2, 2021, the FAA issued a proposed rule increasing the minimum rest period to ten consecutive hours and prohibiting a reduction of the minimum rest period under any circumstances. The comment period on the proposed rule closed on January 3, 2022. The implementation of the rule as proposed could require the Company to modify its technology systems and flight attendant staffing practices, which could have a material effect on the Company’s operational performance, costs, earnings, competitive position, and Customer Experience. The FAA has indicated it expects to finalize the rule in 2022.

Pursuant to the 2018 Reauthorization Act, the FAA is required to issue an order requiring installation of a physical secondary cockpit barrier on "each new aircraft that is manufactured" for delivery to a passenger air carrier. A working group comprised of industry technical experts provided advice and recommendations to the FAA in 2020 on the most effective ways to implement the physical secondary cockpit barrier requirement. Depending on if and how the FAA reacts to the working group’s advice and recommendations, as well as the FAA's interpretation and application of the statutory requirement, compliance with the future FAA order could impose a substantial cost on the Company. The FAA has indicated it plans to issue a proposed rule in 2022.

The 2018 Reauthorization Act also contains provisions directing the FAA to examine whether to issue new regulations establishing minimum dimensions for seat size based on safety considerations. Further, the 2018 Reauthorization Act expands human trafficking training requirements beyond flight attendants to include several public-facing Employee work groups, as well as requires air carriers to implement a plan and develop training with protocols for preventing and responding to verbal or physical assault committed against customer service agents. Human trafficking training is required for the Company’s frontline Employees and recommended as voluntary curriculum for other Employees. The Company has also implemented an Employee Assault Prevention and Response Plan that includes training to de-escalate hostile situations, written protocols for dealing with hostile situations, and reporting of relevant incidents to appropriate authorities.

In addition to its role as safety regulator, the FAA operates the nation’s air traffic control system and has continued its lengthy and ongoing effort to implement a multi-faceted, airspace modernization program, NextGen. According to the U.S. government, NextGen will help contribute to a safer, more efficient, and more predictable system, which may potentially contribute to reduced fuel burn, emissions, and noise. As part of the NextGen initiative, in 2010 the FAA published rules requiring most commercial aircraft operating in the national airspace system to be equipped with Automatic Dependent Surveillance - Broadcast ("ADS-B") technology by January 1, 2020. ADS-B technology is intended to enhance safety and efficiency by moving from ground-based radar and navigational aids to precise tracking using satellite signals. In addition to environmental and efficiency benefits, ADS-B technology gives pilots and air traffic controllers new tools to reduce the risk of runway incursions and aircraft collisions. The Company has implemented technology and programs intended to comply with all applicable ADS-B requirements. On November 9, 2021, the U.S. government announced an Aviation Climate Action Plan to reduce emissions by, among other initiatives and efforts, operationalizing NextGen to realize the full potential of modernized infrastructure and systems, and enhancing data quality and information distribution to enable operators to fly more fuel-efficient trajectories.

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

Passenger and Occupational Health Regulation

The Company is subject to various other federal, state, and local laws and regulations relating to health and occupational safety, including Department of Health and Human Services, Centers for Disease Control and Prevention (“CDC”), Occupational Safety and Health Administration, and Food and Drug Administration regulations. In response to the COVID-19 pandemic, federal, state, and local government authorities implemented directives, orders, and regulations intended to mitigate the spread of the virus, and in response, the Company modified its practices, policies, and procedures, as appropriate. For example, the CDC and TSA issued orders, effective February 1, 2021, mandating the wearing of face masks on all commercial flights and within airports, subject to certain limited exceptions. The mask mandate has been extended through March 18, 2022, and could be extended again. In addition, on October 25, 2021, the CDC and CBP issued orders, effective November 8, 2021, requiring that adult non-citizen, non-immigrant passengers traveling to the United States by air be fully vaccinated against COVID-19 and show proof of their vaccination status. The orders also require that all passengers traveling to the United States by air provide basic contact tracing information to airlines before boarding.

In September 2021, the President of the United States issued an Executive Order establishing a vaccination requirement for employees of covered federal contractors. The federal government required that federal contractors have their workforce vaccinated (or request an accommodation) by December 8, 2021. The deadline was later extended to January 4, 2022. The Company started an active campaign to notify Employees of the need to submit proof of COVID-19 vaccination, or apply for an accommodation, by January 4, 2022. On December 3, 2021, the company announced that 93 percent of its Employees were vaccinated, or had requested an accommodation. Due to legal challenges to the vaccine mandate, the Company announced on December 20, 2021, that it is no longer targeting a January 4, 2022, deadline for compliance. However, if the vaccine mandate is revived, the Company will resume efforts to work with Employees who have not yet either submitted proof of vaccination or requested an accommodation.

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

The federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization ("ICAO") have implemented legislative and regulatory proposals and voluntary measures to address climate change by reducing greenhouse gas emissions. At the federal level, in July 2016, the Environmental Protection Agency (the "EPA") issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA adopted aircraft greenhouse gas emissions standards in December 2020. These standards apply to airframe and aircraft engine manufacturers, and align with the standards previously adopted by ICAO. On November 15, 2021, the EPA affirmed the agency will not reconsider the rule adopting the standards; however, several states and non-government organizations have filed legal petitions challenging the EPA’s adoption of the rule.

In addition to aircraft emissions standards, ICAO implemented a "global market-based measure" framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system applicable to aircraft operators designed to cap the growth of emissions related to international aviation emissions. ICAO's Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA") program is a global market-based measure intended to cap carbon emissions from international civil aviation at their 2019 levels, enabling carbon-neutral growth for the international aviation sector by requiring that international aviation emissions above 2019 levels are offset or reduced through the use of eligible sustainable aviation fuels. The U.S. federal government has opted to participate in the voluntary phases of the CORSIA program from 2021-2026 (additional phases extend through 2035). As part of the CORSIA program, the Company is currently monitoring its international emissions for reporting purposes. Data collected from applicable international flight activity in 2019 forms the baseline and is used in the calculations to determine subsequent carbon offsetting requirements under the CORSIA program. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations.

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

At the federal level, the FAA has committed to inform and involve the public, engage with communities, and give meaningful consideration to community concerns and views when developing new flight procedures, and there is a possibility that Congress may enact legislation in the future to address local noise concerns at one or more commercial airports in the United States. In addition, the 2018 Reauthorization Act requires the FAA to consider community noise concerns when proposing a new navigation departure procedure or amending an existing navigation procedure that would direct aircraft over noise sensitive areas. This requirement could delay or otherwise impede the implementation or use of more efficient flight paths.

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

Data Privacy and Security Regulation

Like all industries, the airline industry has experienced heightened legislative and regulatory focus on data privacy and data security in the United States and elsewhere. As a result, the Company has been monitoring a growing and fast-evolving set of legal requirements, including with respect to consumer access and control over their personal information.

The Company expects federal, state, and other governments to assess and implement cyber-security and data privacy protections, which could result in expanded compliance burdens, costs, and enforcement risks for the Company.

International Regulation

All international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. Foreign regulatory agencies located in jurisdictions served by the Company can impose requirements on various aspects of the Company’s business, including safety, marketing, ticket sales, staffing, and tax. In response to the COVID-19 pandemic, certain U.S and foreign regulatory authorities have imposed health requirements for international passengers. For example, on October 25, 2021, the CDC issued orders, effective November 8, 2021, requiring that adult non-citizen, non-immigrant passengers traveling to the United States by air be fully vaccinated against COVID-19 and show proof of their vaccination status. The orders also require that all passengers traveling to the United States by air provide basic contact tracing information to airlines before boarding. These orders and other new or existing health requirements for international travel could adversely affect demand and the performance of the Company’s international flight offerings.

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

Competition

Competition within the airline industry is intense and highly unpredictable, and Southwest has historically competed with other airlines on virtually all of its scheduled routes. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, and United Airlines. The DOT defines major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 13 passenger airlines offering scheduled service, including Southwest, that meet this standard.

Key competitive factors within the airline industry have historically included (i) pricing and cost structure; (ii) routes, loyalty programs, and schedules; (iii) customer service, operational reliability, product offerings, and amenities; and (iv) balance sheet health. As discussed below, the COVID-19 pandemic has significantly altered the competitive landscape amongst the airlines, as the industry has been forced to prioritize liquidity and cost control, which in turn has driven actions such as taking on significantly more debt and instituting more widespread discounted fares and flexible customer policies to stimulate traffic.

Airlines, including Southwest, also compete for customers with alternatives to travel, such as videoconferencing and business communication platforms. These alternatives have become particularly prevalent as a result of the COVID-19 pandemic.

Pricing and Cost Structure

Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2020 and 2021, as a result of the COVID-19 pandemic, the Company experienced an increasingly competitive fare environment, as airlines offered significantly discounted fares to attempt to address unprecedented decreases in consumer demand.

Pricing can be driven by a variety of factors. In addition to the need to stimulate traffic, as has occurred during the COVID-19 pandemic, under normal circumstances, airlines may discount fares to drive traffic in new markets and/or grow market share in existing markets.

The Company believes its low-cost operating structure has historically provided it with an advantage over many of its airline competitors by enabling it to continue to charge low fares. In addition, the Company believes its low-cost operating structure provided it with a significant financial competitive advantage relative to many of its competitors in responding to the financial impact of the COVID-19 pandemic. While it has become increasingly difficult for the Company to improve upon its industry cost position, the Company believes its Customer Service and flexible Customer and Rapid Rewards policies continue to positively differentiate it from many of its competitors.

Routes, Loyalty Programs, and Schedules

The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. While the Company has a robust, point-to-point route network in the United States, some major airlines have more extensive global route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as strategic alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries, and has opened 18 new airports since the COVID-19 pandemic began, which has significantly increased its domestic route network.

Customer Service, Operational Reliability, Product Offerings, and Amenities

Southwest also competes with other airlines with respect to Customer Service, operational reliability (such as ontime performance), product offerings, and passenger amenities. According to statistics published by the DOT, Southwest has historically ranked at or near the top among domestic carriers in Customer Satisfaction for having the lowest Customer complaint ratio. However, in particular in response to the COVID-19 pandemic, carriers are increasingly focusing on customer-friendly policies as opportunities to win and retain Customers. In addition, some airlines have more seating options and associated passenger amenities than Southwest, including first class, business class, and other premium seating and related amenities, which can appeal in particular to business customers. However, the Company believes its introduction of its fares in the Global Distribution Systems (GDS) provides an opportunity to increase the Company's market share of business customers. New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more attractive to certain consumers than those associated with the Company's existing fleet.

Balance Sheet Health

The Company believes it is emerging from the COVID-19 pandemic with a strengthened financial position relative to its competitors in the U.S. airline industry, which has put the Company in a better position to support future growth. Further, the Company has maintained its investment-grade rating by all three major credit agencies (Moody’s, S&P Global, and Fitch) throughout the pandemic, and is currently the only major U.S. passenger airline with an investment-grade rating. The Company believes its balance sheet provided it advantaged access to liquidity during the pandemic.

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

Employees

Total Employees and Labor Union Activity

At December 31, 2021, the Company had approximately 55,100 active fulltime equivalent Employees, consisting of approximately 23,500 flight, 3,200 maintenance, 21,000 ground, Customer, and fleet service, and 7,400 management, technology, finance, marketing, and clerical personnel (associated with non-operational departments). The Company continues to focus on its hiring needs to meet schedule demands. The labor force participation rate remains depressed despite an increase in jobs, especially in the transportation and hospitality industries. There is an ongoing battle for talent, leading to less candidate supply and a decline in qualified candidates.

Approximately 82 percent of Company Employees at December 31, 2021, were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the

Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the "status quo" for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in "self-help." "Self-help" includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2021:

Employee Group	Approximate Number of Employees	Representatives	Status of Agreement
Southwest Pilots	8,300	Southwest Airlines Pilots' Association ("SWAPA")	In negotiations
Southwest Flight Attendants	14,600	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	12,600	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	In negotiations
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	6,100	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	In negotiations
Southwest Material Specialists (formerly known as Stock Clerks)	320	International Brotherhood of Teamsters, Local 19 ("IBT 19")	Amendable April 2024
Southwest Mechanics	2,600	Aircraft Mechanics Fraternal Association ("AMFA")	Amendable August 2024
Southwest Aircraft Appearance Technicians	170	AMFA	In negotiations
Southwest Facilities Maintenance Technicians	40	AMFA	Amendable November 2022
Southwest Dispatchers	400	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	In negotiations
Southwest Flight Simulator Technicians	50	International Brotherhood of Teamsters ("IBT")	Amendable May 2024
Southwest Flight Crew Training Instructors	130	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	Amendable January 2022. In negotiations
Southwest Meteorologists	10	TWU 550	In negotiations

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

The Company has implemented many programs designed to achieve these priorities, including strong Employee training and benefits programs. The Company's vast Employee training and development opportunities address, among other things, leadership development; diversity, equity, and inclusion; communication skills; and human trafficking awareness. The Company rewards Employees with competitive compensation and benefits packages, including attractive medical plans, a 401(k) plan with a dollar-for-dollar match for Employees other than Pilots (subject to vesting requirements and certain compensation limits), a 401(k) plan with a non-elective contribution of 15 percent for Pilots, and a profit sharing plan.

The Company regularly conducts Employee surveys to assess job satisfaction of its Employees, and uses information from the surveys to improve the Company’s ability to attract, develop, and retain talented Employees who will help advance the Company. For many years, the bonus opportunity for the Company's senior leadership group, including its executive officers, has been tied to the Company's performance relative to multiple pre-established performance metrics, which have from time to time included the Company's voluntary turnover rate for Employees. In addition to bonus opportunities for the Company’s senior leadership group, the Company has implemented performance-based compensation programs for other non-contract employee leaders, including managers, supervisors, team leads, and certain other Employees.

Diversity, Equity, and Inclusion

Diversity, equity, and inclusion ("DEI") is also an integral part of the Company’s culture and processes that support recruitment, hiring, training, retention, and advancement. In an effort to advance the Company's commitment to DEI, the Company has established the following goals:

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

Additionally, the Company’s Board of Directors has committed to increasing its diverse representation by 2025. The Company has a dedicated DEI Department that provides regular updates to the Compensation Committee of the Company's Board of Directors. To continue the Company's commitment to inclusion, the DEI Department has launched a multi-year training plan to increase the cultural competency of the Company's workforce.

During 2021, the Company took tangible steps to update the required infrastructure, processes, and practices to meet these objectives. The DEI Department formed an Executive Steering Committee to support the strategic direction of this progress. In addition, the Company evolved its talent acquisition processes by requiring diverse candidate pools, inclusion training for all hiring Leaders, and the creation of a Diversity Recruiting Center of Excellence. The Company also works with community partners in support of its efforts to continue developing diverse and inclusive talent pipelines and expanding recruiting efforts. The Company also recently launched a formal Sponsorship and Mentorship Program. In addition to current initiatives, the DEI Department has established a five-year enterprise strategic plan to continue advancing DEI efforts throughout the organization. The Company's motivation is to be a healthy organization where Employees thrive, feel appreciated, valued, and have an authentic sense of belonging.

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

Item 1A.    Risk Factors

COVID-19 Risks

The COVID-19 pandemic, including associated variants, has materially and adversely affected, and could continue to materially and adversely affect, the Company’s results of operations, financial position, and liquidity.

The COVID-19 pandemic, including associated variants, has materially and adversely affected passenger demand and bookings for both business and leisure travel, thereby materially and adversely affecting operating income and cash flows from operations. The extent of the continued impact of the COVID-19 pandemic on the Company’s business and its financial and operational performance will depend on future developments, including (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus; (ii) the effectiveness, availability, and usage of vaccines; (iii) the duration and scope of governmental orders and restrictions related to the COVID-19 pandemic; (iv) the extent of the impact of the COVID-19 pandemic on overall demand for air travel and the Company's related business plans and decisions; (v) the impact of the COVID-19 pandemic on the Company's ability to retain Employees; and (vi) the impact of the COVID-19 pandemic on the Company’s access to capital, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state, and local authorities have at various times instituted measures such as imposing testing and self-quarantine requirements, issuing directives forcing businesses to reduce operations or temporarily close, restricting international air travel, and issuing shelter-in-place and similar orders limiting the movement of individuals. Additionally, businesses have restricted non-essential travel for their employees. Such measures have depressed demand for air travel, disrupted the Company’s operations, and materially adversely affected the Company’s business. The Company will continue to be adversely affected if businesses continue to restrict travel for their employees.

Moreover, the ability to attract and retain passengers depends, in part, upon the perception and reputation of the Company and the public’s concerns regarding the health and safety of travel generally, especially regarding airline travel. Actual or perceived risk of infection on Company flights could have a material adverse effect on the public's comfort with air travel, which could harm the Company's reputation and business. The Company expects it will continue to incur COVID-19 related costs as it continues to take other actions to limit infection among its Employees and passengers. In addition, the industry may be subject to further health and hygiene requirements designed to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

The COVID-19 pandemic may also materially and adversely affect the Company’s supply chain. For example, the Company is dependent on Boeing as its sole supplier for many of its aircraft parts. The Company is also dependent on (i) sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services; (ii) third party vendors; and (iii) service providers. The COVID-19 pandemic has resulted, and could continue to result, in delays and other performance issues, ceased operations, or even bankruptcies among these suppliers, third party vendors, and service providers. Further failures of suppliers, third party vendors, or service providers to timely provide adequate products or support for their products, or otherwise fulfill their commitments to the Company, could materially adversely affect the Company’s operations.

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

Even once the pandemic and fears of travel subside, demand for air travel may remain weak for a significant period of time. In particular, consumer behavior related to traveling may be negatively impacted by adverse changes in business travel patterns or adverse changes in the perceived or actual economic climate, including declines in income levels and/or loss of wealth resulting from the impact of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

In response to the COVID-19 pandemic, federal, state, and local agencies have issued laws, regulations, and orders relating to health and occupational safety. Laws, regulations, orders, or other government actions requiring that employees be vaccinated could materially adversely affect the Company's operations.

In September 2021, the President of the United States issued an Executive Order establishing a vaccination requirement for employees of covered federal contractors. The federal government required that federal contractors have their workforce vaccinated (or request an accommodation) by December 8, 2021. The deadline was later extended to January 4, 2022. The Company started an active campaign to notify Employees of the need to submit proof of COVID-19 vaccination, or apply for an accommodation, by January 4, 2022. On December 3, 2021, the company announced that 93 percent of its Employees were vaccinated, or had requested an accommodation. Due to legal challenges to the vaccine mandate, the Company announced on December 20, 2021, that it is no longer targeting a January 4, 2022, deadline for compliance. However, if the vaccine mandate is revived, the Company expects to resume efforts to work with Employees who have not yet either submitted proof of vaccination or requested an accommodation.

The extent to which the Company's Employees choose not to get vaccinated or do not qualify for an accommodation could result in a negative impact to the Company's operations. Furthermore, the Company’s ability to effectively hire and retain new Employees could be negatively impacted if potential candidates are unable or unwilling to comply with the vaccination requirement. Federal agencies employing personnel critical to the Company’s operations, such as air traffic control, security, and customs staffing, could be similarly impacted by the Executive

Order requiring the vaccination of federal employees. A reduction in the number of federal employees available to support the Company's operations could materially adversely affect the Company's operations.

The Company is also dependent on third party vendors and service providers to support its operations. To the extent third party vendors or service providers are subject to vaccination laws, regulations, orders, or other government actions and they or their employees are unable or unwilling to comply with applicable requirements, the Company’s arrangements with those vendors or providers could be adversely impacted, the Company might not be able to maintain its arrangement with such parties, or at competitive terms, and the Company's operations could be materially adversely affected.

The Company has entered into agreements with Treasury with respect to funding support; pursuant to these agreements the Company has agreed to certain restrictions on how it operates its business and uses its cash, which could limit the ability of the Company to take actions that it otherwise might have determined were in the best interests of the Company and its Shareholders.

Since the start of the pandemic, the Company entered into definitive documentation with Treasury with respect to Payroll Support pursuant to three separate Payroll Support programs: the "PSP1 Payroll Support Program" in April 2020 under the Coronavirus Aid, Relief, and Economic Security Act; the "PSP2 Payroll Support Program” in January 2021 under the Consolidated Appropriations Act, 2021; and the "PSP3 Payroll Support Program" in April 2021 under the American Rescue Plan Act of 2021. Pursuant to these agreements, the Company has agreed to certain ongoing restrictions on, and requirements with respect to, its business and operations, including the following:

•The Company is prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock through September 30, 2022;
•The Company must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023; and
•The Company must maintain certain internal controls and records relating to the Payroll Support funds, and is subject to additional reporting requirements.

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

Financial Risks

The airline industry is particularly sensitive to changes in economic conditions; in the event of continued or future unfavorable economic conditions or economic uncertainty, the Company's results of operations could be further negatively affected, which could require the Company to further adjust its business strategies.

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

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 23.5 percent of the Company's operating expenses for 2021. As discussed above under "Business - Cost Structure," Fuel and oil expense for 2021 increased significantly compared with 2020, primarily due to higher market jet fuel prices, and in part due to higher capacity in response to consumer demand. The cost of fuel can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political, environmental, and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limitations and/or disruptions in domestic refining or pipeline capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates.

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

The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in that supply could present significant challenges to the Company's operations and could ultimately cause the cancellation of flights and/or the inability of the Company to provide service to a particular airport. The airline industry faces potential fuel shortages in 2022 due to pipeline shipping space constraints resulting from the shifting of allocations during the COVID-19 pandemic as well as a national shortage of interstate trucking capacity. The Company is working with aviation industry stakeholders to address these issues. However, unless there is additional jet fuel distribution capacity, whether by pipeline and/or by truck, there could be temporary disruptions (e.g., flight cancellations or passenger lids) at one or more of the Company’s airports in 2022, especially during peak travel periods.

The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company's ability to control its costs.

The Company's low-cost structure has historically been one of its primary competitive advantages, as it has enabled it to offer low fares, drive traffic volume, grow market share, and, prior to 2020, protect profits; however, as has been the case for the Company, the COVID-19 pandemic has forced the Company's competitors to implement significant cost reduction measures. Competitor cost reduction measures such as accelerated fleet retirements, capacity cuts, and network reductions, could have a negative impact on the Company's relative cost position.

Even before the pandemic, the Company's low-cost position had been challenged by the significant growth of "Ultra-Low Cost Carriers" ("ULCCs"), which in some cases have surpassed the Company's cost advantage with larger aircraft, increased seat density, and lower wages. ULCCs have further introduced "unbundled" service offerings which appeal to price-sensitive travelers through promotion to consumers of an extremely low relative base fare for a seat, while separately charging for related services and products. In response, most major U.S. airlines now offer expanded cabin segmentation fare products, such as "basic economy" and "premium economy" products. A basic economy product provides for a lower base fare to compete with a ULCC base fare, but may include significant additional restrictions on amenities such as seat assignments (including restrictions on group and family seating), order of boarding, checked baggage and use of overhead bin space, flight changes and refunds, and eligibility for upgrades. A "premium economy" fare targets consumers willing to pay a premium for certain amenities that were previously included in the carriers' base fare (e.g., more favorable seating locations in the main cabin). Also in response to competitive ULCC pricing, some carriers removed fare floors for certain routes, leading to a lower fare offering across the industry.

The Company's low-cost structure can also be negatively impacted by costs over which the Company has limited control. These include costs such as fuel, labor, airport, and regulatory compliance costs. Jet fuel and oil constituted approximately 23.5 percent of the Company's operating expenses during 2021, and the Company's ability to control the cost of fuel is subject to the external factors discussed in the fifth Risk Factor above.

Salaries, wages, and benefits constituted approximately 55.0 percent of the Company's operating expenses during 2021. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and this limited control has negatively impacted the Company's low-cost position, in particular in the context of the Company's cost reduction efforts during the COVID-19 pandemic. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce, which makes up approximately 82 percent of its Employees, has had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Additionally, as indicated above under "Business - Employees," the majority of Southwest's unionized Employee work groups, including its Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; Customer Service Agents, Customer Representatives, and Source of Support Representatives; Aircraft Appearance Technicians; Dispatchers; Meteorologists; Facilities Maintenance Technicians; and Flight Instructors are in unions currently in negotiations for labor agreements or have labor agreements that become amendable in 2022, which could result in additional pressure on the Company's low-cost structure. Further, during 2021, in response to staffing challenges, the Company increased the minimum pay for certain of its workforce, and provided incentive pay in certain instances.

As discussed above under "Business - Regulation," the airline industry is heavily regulated, and the Company's regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company's control. Additionally, because of airport infrastructure updates and other factors, the Company has experienced increased space rental rates at various airports in its network. Further, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, as it has at times during the pandemic, certain fixed airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company.

The Company is reliant upon third party vendors and service providers, and the Company's low-cost advantage is dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties. Disruptions to capital markets, shortages of skilled personnel, supply chain disruptions, geopolitical developments, and/or adverse economic conditions could subject certain of the Company's third party vendors and service providers to significant financial pressures, which could lead to delays and other performance issues, ceased operations, or even bankruptcies among these third party vendors and service providers. If a third party vendor or service provider is unable to fulfill its commitments to the Company, the Company may be unable to replace that third party vendor or service provider in a short period of time, or at competitive terms, which could have a material adverse effect on the Company's results of operations.

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

As discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant unit cost pressure in 2020 and 2021 following the onset of the COVID-19 pandemic. Historically, except for changes in the price of fuel, changes in operating expenses for airlines have been largely driven by changes in capacity. However, the Company's operating expenses are largely fixed once flight schedules are published; and the Company experienced capacity lower than 2019 during 2020 and 2021 due to the COVID-19 pandemic, which has continued to pressure unit costs. During the COVID-19 pandemic, the Company has made schedule adjustments based on consumer demand, booking trends, and available crew resources. The continued impact of the COVID-19 pandemic, and the availability of crew resources, is expected to continue to require the Company to make additional schedule adjustments and could have a material adverse impact on the Company's results of operations.

The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.

The Company is reliant on the success of its revenue strategies and other strategic plans and initiatives to grow and to help offset increasing costs. The execution of the Company's strategic plans has been significantly negatively affected by the impacts of the COVID-19 pandemic, and the Company cannot predict the duration or scope of continued impacts from the pandemic. Nevertheless, the Company began to take actions in 2021 to add staffing and increase the starting wage rate for certain workgroups, manage its fleet and fleet order book, and better optimize its network in an effort to position itself to opportunistically recover and grow as the pandemic subsides. The timely and effective execution of the Company's strategies is dependent upon, among other factors, (i) the Company's ability to balance its network schedule and capacity with the availability and location of its crew resources; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; (iii) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (iv) as discussed below, the Company’s ability to maintain satisfactory relations with its Employees or its Employees’

representatives; and (v) the Company's dependence on third parties with respect to the execution of its strategic plans.

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

During the majority of 2020, and continuing through 2021, the Company has offered the ability to work remotely to most of the Company's office and clerical Employees, including the vast majority of its Employees at the Company's headquarters campus. Maintaining a remote work force significantly increases the risk of cyber incidents and events, such as computer viruses and security breaches, due to increased targeted attacks, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

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

Operational Risks

The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Prolonged delays in the FAA issuing required certifications or approvals for the -7, or further regulatory actions by the FAA with respect to the MAX aircraft, could materially and adversely affect the Company’s business plans, strategies, and results of operations.

The Boeing 737 MAX aircraft are crucial to the Company’s growth plans and fleet modernization initiatives. The Company's contractual delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

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

The airline business is labor intensive, and for the year ended December 31, 2021, Salaries, wages, and benefits expense represented approximately 55.0 percent of the Company's operating expenses. As of December 31, 2021, approximately 82 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related matters (some of which relate to negotiated items) that have impacted the Company's results of operations include hiring/retention rates, attendance, pay rates, outsourcing, work rules, health care costs, and retirement benefits. The impact of the COVID-19 pandemic has heightened the Company’s exposure and demonstrated the risk that the Company’s results could be materially adversely affected in the event of conflicts with its Employees or its Employees’ representatives.

The Company’s business is labor intensive; therefore, the Company would continue to be adversely affected if it were to continue to be unable to employ sufficient numbers of qualified Employees to maintain its operations.

The Company’s success depends on its ability to attract and retain skilled personnel. In connection with the drastic reduction in travel demand due to the pandemic, in 2020 the Company offered voluntary separation and extended time-off programs to Employees. As a result, as of December 31, 2021, the Company had a significantly smaller workforce than it did prior to the COVID-19 pandemic. This negatively impacted the Company's ability to staff appropriately when demand for leisure travel returned in 2021. At the same time, competition for skilled personnel became fierce, which along with COVID-19 decreases in Employees available to support the operations, led to operational challenges that have continued into 2022. In addition, the Company has been required to provide incentive pay and increase certain starting wage rates to address these challenges. Staffing-related challenges could continue to intensify and limit the Company's ability to optimally adjust capacity. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could continue to adversely affect the Company’s operations.

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
•delays in deliveries of new aircraft (including, without limitation, due to delays in FAA certification or due to the closure of the FAA's aircraft registry during government shutdowns);
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

The FAA promulgates and enforces regulations affecting the airline industry, and exercises extensive regulatory oversight of the Company’s operations. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft and/or the responsive investment of operational and financial resources. The issuance of new FAA regulations, regulatory amendments, or orders or directives, such as FAA restrictions associated with certain wireless telecommunications systems, could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice. Government regulation affecting the Company is discussed in more detail in the below risk factor and above under “Business - Regulation.”

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
•limitations on route authorities;
•actions and decisions that create difficulties in obtaining access at slot-controlled airports (a "slot" is the right of an air carrier, pursuant to regulations of the FAA or local authorities, to operate a takeoff or landing at certain airports);
•actions and decisions that create difficulties in obtaining operating permits and approvals;
•changes to environmental regulations;

•new or increased taxes or fees, including with respect to potential increases to the federal corporate income tax rate or potential new taxes imposed on share repurchases;
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
•airspace closures or restrictions, such as restrictions on operations in markets where certain wireless telecommunications systems may cause interference with certain aircraft avionics;
•grounding of commercial air traffic by the FAA; and
•the adoption of more restrictive locally-imposed noise regulations.

The Company is subject to various environmental requirements and risks associated with climate change, including increased regulation, changing consumer preferences, and the potential increased impacts of severe weather events on the Company's operations and infrastructure.

The Company is subject to federal, state, local, and international laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges to water systems, safe drinking water, and the management of hazardous substances and waste materials. In addition, federal, state, local, and international legislative and regulatory bodies are increasingly focused on climate change and reducing greenhouse gas emissions (“GHG”), including CO2 emissions. For example, as discussed in more detail under “Business – Regulation,” the federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization have implemented legislative and regulatory proposals and voluntary measures intended to reduce GHG emissions. Future policy, legal, regulatory, or other market developments could require the Company to reduce its emissions, modify its supply chain practices or aspects of its operations, make capital investments to purchase specific types of equipment or technologies, secure carbon offset credits, or otherwise incur additional costs related to climate objectives.

In addition to responding to legislative and regulatory requirements, the Company has voluntarily set environmental sustainability plans, targets, and goals, the achievement of which is materially dependent on the performance of third parties, in particular with respect to the production, transport, storage, and distribution of sustainable aviation fuel. Any non-performance by any such third parties, or any inability of the Company to timely and effectively implement and maintain the necessary processes to support the utilization of sustainable aviation fuel, could compromise the Company’s ability to meet its environmental sustainability plans, targets and goals; increase the Company’s costs associated with meeting such plans, targets, and goals; and/or have an adverse impact on the Company’s reputation or brand. Furthermore, to the extent that the Company may seek to achieve its voluntary climate targets through the use of carbon offsets, it may be exposed to additional costs associated with the procurement of offsets or limited supply in the voluntary carbon offsets market.

In addition, concern among consumers of the impacts of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate. Business customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying. The Company’s collateral to secure loans, including in the form of aircraft, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase the Company’s financing costs. In addition, major financial institutions have begun to announce greenhouse gas emissions reductions targets for their financed activities in the aviation sector. To the extent that the Company's climate targets are not perceived to align with those of its lenders, the Company's access to credit may be adversely impacted.

Finally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns, and other climate-related events, could affect the Company’s operations, infrastructure, and financial results. Operational impacts, such as the canceling of flights, could result in loss of revenue. The Company could incur significant costs to improve the climate resiliency of its infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. The Company is not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.

The Company's future results will suffer if it is unable to effectively manage its international operations and/or Extended Operations ("ETOPS").

The Company's international flights are subject to CBP-mandated procedures, which can affect the Company's operations, costs, and Customer experience. The Company has made significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.

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

The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise, including with respect to the Company's voluntary sustainability and ESG-related disclosures.

The Company operates in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. The Company also makes certain disclosures regarding sustainability and certain ESG matters, including the Company’s goals to achieve carbon neutrality and minimize carbon emissions, and many of these disclosures are necessarily based on (i) estimates and assumptions that are inherently difficult to assess and may involve third party data that the Company does not independently verify, and (ii) timelines that are longer than the timelines associated with the Company’s required disclosures. Given the estimates, assumptions, and timelines used to create these disclosures, the materiality of these disclosures is inherently difficult to assess in advance, and given the uncertainty of the estimates and assumptions used to create these disclosures, the Company may not be able to anticipate in advance whether or the degree to which it will or will not be able to meet its sustainability and ESG-related plans, targets, or goals, or how expensive it will be to do so.

The Company’s reputation or brand could be adversely impacted by, among other things, (i) any failure to meet its sustainability or ESG plans, targets, or goals, including those that relate to climate change; (ii) the Company’s impact on the environment; (iii) public pressure from investors or policy groups to change the Company's policies; (iv) customer perceptions of the Company’s advertising campaigns, sponsorship arrangements or marketing programs; (v) customer perceptions of the Company’s use of social media; or (vi) customer perceptions of statements made by the Company, its Employees and executives, agents, or other third parties. In the future, the Company's efforts to meet its sustainability or ESG plans, targets, or goals may divert Company resources or management's attention from other matters.

To the extent that the Company is unable to respond timely and appropriately to negative publicity, the Company’s reputation and brand can be harmed. Damage to the Company’s overall reputation and brand could have a negative impact on its financial results and require additional resources for the Company to rebuild its reputation.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 728 Boeing 737 aircraft as of December 31, 2021, of which 59 and 70 were under operating and finance leases, respectively. The following table details information on the 728 aircraft as of December 31, 2021:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased (b)
737-700	143	17	452	369	83
737-800	175	6	207	190	17
737 MAX 8	175	2	69	40	29
Totals		13	728	599	129

(a)As discussed further in Note 7 to the Consolidated Financial Statements, 89 of the Company's aircraft were pledged as collateral as of December 31, 2021, for secured borrowings.
(b)During 2021, the Company had 7 leased Boeing 737-700 aircraft, for which the lease expired and the aircraft was subsequently purchased from the lessor, and thus the aircraft is now represented as owned.

The delivery schedule below reflects contractual commitments, although the timing of future deliveries is uncertain. The delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct. As of December 31, 2021, the Company had firm deliveries and options for Boeing 737 MAX 7 and 737 MAX 8 aircraft as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders		-7 or -8 Options		Total
2022	72	—		42		114
2023	52	—		38		90
2024	30	—		56		86
2025	30	—		56		86
2026	15	15		40		70
2027	15	15		6		36
2028	15	15		—		30
2029	20	30		—		50
2030	15	45		—		60
2031	—	10		—		10
	264	130	(a)	238	(b)	632
(a) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.
(b) Subsequent to December 31, 2021, and through February 3, 2022, the Company has exercised 12 -8 options for delivery in 2022 and 12 -7 options for delivery in 2023.

Ground Facilities and Services

Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. The Company has announced its intent to build a new aircraft maintenance facility, scheduled to be completed in first quarter 2022, at Denver International Airport. The Company has also announced its intent to build a new aircraft maintenance facility, expected to be completed in 2025, at Baltimore-Washington International Airport.

The Company has commitments associated with various airport improvement projects, including construction at Los Angeles International Airport. These projects include the construction of new facilities and the rebuilding or modernization of existing facilities. Additional information regarding these projects is provided below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 to the Consolidated Financial Statements.

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company including (a) an energy-efficient, modern building, called TOPS, which houses certain operational and training functions, including the Company's 24-hour operations and (b) the Wings Complex, consisting of a Leadership Education and Aircrew Development (LEAD) Center (housing the Company's 23 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage. Construction has been completed on an expansion of the LEAD Center, and the LEAD Center has overall space for a total of 26 Boeing 737 flight simulators.

As of December 31, 2021, the Company operated seven Customer Support and Services call centers. The centers located in Atlanta, San Antonio, Chicago, Albuquerque, and Oklahoma City occupy leased space. The Company owns its Houston and Phoenix centers.

The Company performs substantially all line maintenance on its aircraft and provides ground support services at most of the airports it serves. However, the Company has arrangements with certain aircraft maintenance providers for major component inspections and repairs for its airframes and engines, which comprise the majority of the Company's annual aircraft maintenance costs.

Item 3.        Legal Proceedings

On June 30, 2015, the U.S. Department of Justice ("DOJ") issued a Civil Investigative Demand ("CID") to the Company. The CID sought information and documents about the Company’s capacity from January 2010 to the date of the CID, including public statements and communications with third parties about capacity. In June 2015, the Company also received a letter from the Connecticut Attorney General requesting information about capacity. The Company is cooperating fully with the DOJ CID and the state inquiry.

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, which the Court denied on October 28, 2016. On December 20,

2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. After notice was provided to the proposed settlement class and the Court held a fairness hearing, the Court issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, certain objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit, which the Court dismissed on July 9, 2021, for lack of jurisdiction because the district court's order approving the settlements was not a final appealable order. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the Boeing 737 MAX ("MAX") aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. On September 3, 2021, the trial court issued an order under Rule 23(a) and 23(b)(3) certifying four classes of persons associated with ticket purchases for flights during the period of August 29, 2017, through March 13, 2019, comprised of (i) those who purchased tickets (without being reimbursed) for flights on Southwest Airlines during the class period, except for those whose flights were solely on routes where, at the time of the ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, (ii) those who reimbursed a Southwest Airlines ticket purchaser and thus bore the economic burden for a Southwest Airlines ticket for a flight meeting the preceding criteria set forth in (i) above, (iii) those who purchased tickets (without being reimbursed) for flights on American Airlines during the class period, except for those whose flights were solely on routes where, at the time of ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, and (iv) those who reimbursed an American Airlines ticket purchaser and thus bore the economic burden for an American Airlines ticket for a flight meeting the preceding criteria set forth in (iii) above. On September 17, 2021, the Company filed a petition for permission immediately to appeal the class certification ruling to the Fifth Circuit Court of Appeals. Boeing also filed such a petition. Plaintiffs filed their oppositions to the petitions on September 27, 2021. On September 30, 2021, the Fifth Circuit Court of Appeals granted the Company (and Boeing) permission to appeal the class certification ruling. On December 22, 2021, in response to a motion to stay the trial court proceedings filed by the Company and Boeing, the Fifth Circuit stayed all proceedings, including the pursuit of any discovery, in the trial court pending disposition of the class certification appeal by the Fifth Circuit. The Company intends to strenuously pursue the appeal. On January 7, 2022, the Company and Boeing each filed briefs in support of the appeal. The plaintiffs have a deadline of March 9, 2022, to file response briefs. The Company further denies all allegations of wrongdoing, including those in the complaint that were not originally dismissed. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective 737 MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint, including seeking a stay or transfer of the case based upon prior pending litigation, dismissal of the Complaint based upon lack of subject matter jurisdiction, improper venue, and failure to state a claim, and seeking to have the complaint’s class contentions stricken. That motion was fully briefed by both parties as of December 22, 2021, and is now awaiting determination by the court. The Company denies all allegations of wrongdoing and believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

Item 4.     Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 3, 2022.

Name	Position	Age
Gary C. Kelly	Executive Chairman of the Board	66
Robert E. Jordan	Chief Executive Officer	61
Michael G. Van de Ven	President & Chief Operating Officer	60
Tammy Romo	Executive Vice President & Chief Financial Officer	59
Linda B. Rutherford	Executive Vice President People & Communications	55
Mark R. Shaw	Executive Vice President & Chief Legal & Regulatory Officer	59
Andrew M. Watterson	Executive Vice President & Chief Commercial Officer	55

Set forth below is a description of the background of each of the Company’s executive officers.

Gary C. Kelly has served as the Company's Executive Chairman of the Board since February 2022 and has served as the Company's Chairman of the Board since May 2008. Mr. Kelly also served as Chief Executive Officer from July 2004 to February 2022, President from July 2008 to January 2017, Executive Vice President & Chief Financial Officer from June 2001 to July 2004, and Vice President Finance & Chief Financial Officer from 1989 to 2001. Mr. Kelly joined the Company in 1986 as its Controller.

Robert E. Jordan has served as the Company's Chief Executive Officer since February 2022 and has been a member of the Company's Board of Directors since February 2022. Mr. Jordan also served as Executive Vice President & Incoming Chief Executive Officer from June 2021 to February 2022, Executive Vice President Corporate Services from July 2017 to June 2021, Executive Vice President & Chief Commercial Officer from September 2011 to July 2017, Executive Vice President Strategy & Planning from May 2008 to September 2011, Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.

Michael G. Van de Ven has served as the Company's President since September 2021 and as its Chief Operating Officer since May 2008. Mr. Van de Ven also served as Executive Vice President & Chief Operating Officer from May 2008 to January 2017, Chief of Operations from September 2006 to May 2008, Executive Vice President Aircraft Operations from November 2005 through August 2006, Senior Vice President Planning from August 2004 to November 2005, Vice President Financial Planning & Analysis from 2001 to 2004, Senior Director Financial Planning & Analysis from 2000 to 2001, and Director Financial Planning & Analysis from 1997 to 2000. Mr. Van de Ven joined the Company in 1993 as its Director Internal Audit.

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

Linda B. Rutherford has served as the Company’s Executive Vice President People & Communications since June 2021. Ms. Rutherford also served as Senior Vice President & Chief Communications Officer from October 2017 to June 2021, Vice President & Chief Communications Officer from January 2016 to October 2017, Vice President Communications & Strategic Outreach from April 2007 to January 2016, Vice President Public Relations & Community Affairs from December 2005 to April 2007, Director Public Relations from May 2001 to December

2005, Senior Manager Public Relations from February 1999 to May 2001, and Manager Public Relations from February 1997 to February 1999. Ms. Rutherford joined the Company in 1992 as a Public Relations Coordinator.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." Although the Company has a history of declaring dividends on a quarterly basis, the Company has not paid a dividend since its 174th consecutive quarterly dividend which was declared and paid in first quarter 2020. Pursuant to the "PSP1 Payroll Support Program" under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as supplemented by the "PSP2 Payroll Support Program” under the Consolidated Appropriations Act, 2021, and the "PSP3 Payroll Support Program" under the American Rescue Plan Act of 2021, the Company is prohibited from paying dividends with respect to its common stock through September 30, 2022. Following the expiration of these restrictions, the Company’s Board of Directors will have sole discretion regarding the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 2, 2022, there were approximately 11,553 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2021, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2016, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

250
225
200
175
150
125
100
75
50
Total Cumulative Return - Dollars
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Southwest Airlines Co.
S&P 500
NYSE ARCA Airline

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Southwest Airlines Co.	$100	$132	$95	$112	$97	$89
S&P 500	$100	$122	$116	$153	$181	$233
NYSE ARCA Airline	$100	$106	$83	$102	$78	$76

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

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR IN REVIEW
In late February 2020, the Company began to see a negative impact from the COVID-19 pandemic, which quickly accelerated during first quarter 2020 and continued throughout 2021. While the pandemic has continued to negatively impact results, the Company saw steady improvement as the year progressed, with intermittent periods of decelerated demand that coincided with COVID-19 surges. The Company's financial results in both years, on both a GAAP and Non-GAAP basis, were significantly impacted by the pandemic and the resulting effect on demand and passenger bookings.

The Company recorded GAAP and non-GAAP results for 2021 and 2020 as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Year ended
(in millions, except per share amounts)	December 31,
GAAP	2021	2020	Percent Change
Operating income (loss)	$1,721	$(3,816)	n.m.
Net income (loss)	$977	$(3,074)	n.m.
Net income (loss) per share, diluted	$1.61	$(5.44)	n.m.

Non-GAAP
Operating loss	$(1,281)	$(5,032)	(74.5)
Net loss	$(1,271)	$(3,512)	(63.8)
Net loss per share, diluted	$(2.15)	$(6.22)	(65.4)

The significant improvement in both GAAP Net income (loss) and Operating income (loss), year-over-year, was primarily due to the rebound in domestic leisure demand and bookings in 2021 as impacts from the COVID-19 pandemic eased. This resulted in a 74.5 percent increase in Operating revenues in 2021 versus 2020, although 2021 Operating revenues were still well below 2019 levels. Further, the Company received $2.7 billion in grant allocations of payroll funding support ("Payroll Support") from the United States Department of Treasury ("Treasury") in 2021, compared with $2.3 billion received in 2020, which the Company utilized in both years to offset a portion of salaries, wages, and benefits. See below and Note 2 to the Consolidated Financial Statements for further information.

On a quarterly basis, demand for air travel improved each period of 2021. Although the Company's GAAP financial results benefited from the impact of Payroll Support recognized during the first three quarters of the year, the Company was able to generate a profit during fourth quarter 2021 despite having no further allocation of Payroll Support.

Operating Statistics

The Company provides the operating data below for the three years ended December 31, 2021, because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2021	2020	2021 Change to 2020	2019	2020 Change to 2019	2021 Change to 2019(l)
Operating Data:
Revenue passengers carried (000s)	99,111	54,088	83.2%	134,056	(59.7)%	(26.1)%
Enplaned passengers (000s)	123,264	67,785	81.8%	162,681	(58.3)%	(24.2)%
Revenue passenger miles (RPMs) (in millions)(a)	103,562	54,221	91.0%	131,345	(58.7)%	(21.2)%
Available seat miles (ASMs) (in millions)(b)	132,006	103,456	27.6%	157,254	(34.2)%	(16.1)%
Load factor(c)	78.5%	52.4%	26.1 pts.	83.5%	(31.1) pts.	(5.0) pts.
Average length of passenger haul (miles)	1,045	1,002	4.3%	980	2.2%	6.6%
Average aircraft stage length (miles)	790	743	6.3%	748	(0.7)%	5.6%
Trips flown	1,066,934	897,540	18.9%	1,367,727	(34.4)%	(22.0)%
Seats flown (000s)(d)	165,580	137,405	20.5%	206,390	(33.4)%	(19.8)%
Seats per trip(e)	155.2	153.1	1.4%	150.9	1.5%	2.8%
Average passenger fare	$141.92	$141.72	0.1%	$154.98	(8.6)%	(8.4)%
Passenger revenue yield per RPM (cents)(f)	13.58	14.14	(4.0)%	15.82	(10.6)%	(14.2)%
Operating revenues per ASM (cents)(g)(j)	11.96	8.75	36.7%	14.26	(38.6)%	(16.1)%
Passenger revenue per ASM (cents)(h)	10.66	7.41	43.9%	13.21	(43.9)%	(19.3)%
Operating expenses per ASM (cents)(i)	10.66	12.43	(14.2)%	12.38	0.4%	(13.9)%
Operating expenses per ASM, excluding fuel (cents)	8.15	10.65	(23.5)%	9.62	10.7%	(15.3)%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	7.98	10.65	(25.1)%	9.19	15.9%	(13.2)%
Fuel costs per gallon, including fuel tax	$1.98	$1.45	36.6%	$2.09	(30.6)%	(5.3)%
Fuel costs per gallon, including fuel tax, economic	$2.01	$1.49	34.9%	$2.09	(28.7)%	(3.8)%
Fuel consumed, in gallons (millions)	1,668	1,273	31.0%	2,077	(38.7)%	(19.7)%
Active fulltime equivalent Employees (j)	55,093	56,537	(2.6)%	60,767	(7.0)%	(9.3)%
Aircraft at end of period (k)	728	718	1.4%	747	(3.9)%	(2.5)%
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
(j)Included less than 250 and 10,421 Employees participating in the Extended Emergency Time Off program as of December 31, 2021 and 2020, respectively. See Note 2 to the Consolidated Financial Statements for further information.

(k)Included six Boeing 737 Next Generation aircraft in temporary storage and 60 in long-term storage as of December 31, 2021 and 2020, respectively. Also included 32 and 34 Boeing MAX 737 in long-term storage as of December 31, 2020 and 2019, respectively. See Note 17 to the Consolidated Financial Statements for further information.
(l)The Company believes certain comparisons with 2019 are more relevant measures of performance than year-over-year comparisons due to the significant impacts in 2020 due to the pandemic.

2022 Outlook

The following tables present selected financial guidance for first quarter and full year 2022:

	1Q 2022 Estimation	Previous estimation
Operating revenue compared with 2019 (a)	Down 10% to 15%	(e)
Load factor	75% to 80%	(e)
ASMs compared with 2019	Down ~9%	(e)
Economic fuel costs per gallon	$2.25 to $2.35	(e)
Fuel hedging premium expense per gallon	$0.06	(e)
Fuel hedging cash settlement gains per gallon	$0.35	(e)
ASMs per gallon (fuel efficiency)	Nominally in line with 4Q21	(e)
CASM-X (b) compared with 2019	Up 20% to 24%	(e)
Debt repayments (millions)	~$60	(e)
Interest expense (millions)	~$90	(e)
Aircraft (c)	725	(e)

	2022 Estimation	Previous estimation
ASMs compared with 2019	Down ~4%	(e)
Economic fuel costs per gallon	$2.25 to $2.35	(e)
Fuel hedging premium expense per gallon	$0.05	(e)
Fuel hedging cash settlement gains per gallon	$0.28	(e)
CASM-X (b) compared with 2019	Up 12% to 16%	(e)
Debt repayments (millions)	~$455	(e)
Interest expense (millions)	~$360	(e)
Aircraft (c)	814	(e)
Effective tax rate	23% to 25%	(e)
Capital spending (billions) (d)	~$5.0	(e)
(a) The Company believes that operating revenues compared with 2019 is a more relevant measure of performance than a year-over-year comparison due to the significant impacts in 2021 due to the pandemic.
(b) Operating expenses per available seat mile, excluding fuel and oil expense, profitsharing, and special items.
(c) Aircraft on property, end of period; net of 6 and 28 retirements planned in first quarter 2022 and full year 2022, respectively. Two aircraft originally planned for delivery in first quarter 2022 have shifted into the Company's second quarter 2022 planned delivery schedule. Reflects 12 options exercised through February 3, 2022, five and seven for delivery in first quarter and second quarter 2022, respectively, and the assumption that the Company exercises all 30 remaining 2022 options. The delivery schedule for the Boeing 737-7 (-7) is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimates and timelines are correct.
(d) Represents current contractual payments to Boeing for firm aircraft and the assumptions that the Company exercises all 30 remaining 2022 options, in addition to ~$900 million non-aircraft capital spending. Excluding any further option exercises in 2022, the Company's 2022 capital spending would be ~$3.4 billion, also including ~$900 million in non-aircraft capital spending
(e) Remains unchanged from previously reported estimation.
Following strong travel demand during the fourth quarter 2021 holiday period, the Company is experiencing a revenue headwind in first quarter 2022 due to a softness in bookings and an increase in trip cancellations associated with the Omicron variant. January and February are seasonally weaker time periods for leisure travel demand, but further softness in leisure bookings related to the Omicron variant, combined with lower than expected business travel demand, is estimated to reduce operating revenues in January and February 2022 by $330 million, combined. The Company canceled more than 5,600 flights in January 2022, with the majority attributable to available staffing challenges as a result of the Omicron variant, as well as weather-related cancellations, driving an estimated $50 million negative impact to January 2022 operating revenues. First quarter 2022 managed business revenues are expected to be down 45 percent to 55 percent versus first quarter 2019 levels. The Company remains optimistic about the return of business travel demand in 2022 based on the momentum experienced in fourth quarter 2021 before the impact of the Omicron variant. The Company is also encouraged by recent improvements in booking trends, especially for March 2022, and current revenue trends for spring break travel appear to be in line with typical seasonal expectations.

Based on current cost trends and reduced capacity plans, first quarter 2022 operating expenses, excluding fuel and oil expense, special items, and profitsharing, are expected to increase in the range of 20 percent to 24 percent on a unit basis as compared with first quarter 2019. The projection does not reflect the potential impact of Fuel and oil expense, special items, and profitsharing expense because the Company cannot reliably predict or estimate these items or expenses or their impact to the Company's financial statements in future periods, especially considering the significant volatility of the Fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. The Company continues to experience cost pressure due to inflation in labor rates and airport costs, as well as unit cost headwinds from operating at suboptimal productivity levels. Additionally, the Company has temporarily extended incentive pay to its Operations Employees through early February 2022, which is expected to result in an additional $150 million of salaries, wages, and benefits expense in first quarter 2022, compared to the $100 million in incentive pay earned by Employees during fourth quarter 2021. Furthermore, the Company is reducing its first quarter 2022 capacity to provide additional stability during this challenging environment.

With the Omicron variant and weather impacting the Company's results, the Company expects losses in January and February and a return to profitability in March 2022. Based on the Company's current plan, while the Company no longer expects to be profitable in first quarter, the Company expects to be profitable for the remaining three quarters of this year, and for full year 2022.

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

As detailed in Note 2 to the Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has received significant financial assistance from Treasury in the form of Payroll Support, and this assistance has had a significant impact on the Company's reported GAAP financial results in 2021. Such impact ended in third quarter 2021, and the Company's fourth quarter 2021 results do not reflect the benefit of this Payroll Support, and its future period results are not expected to benefit from such Payroll Support. However, future cash flows will be impacted through the portion of Payroll Support that was in the form of loans that will have to be repaid to Treasury.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 ("Voluntary Separation Program") and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs associated with the impacts of the pandemic. Approximately 16,000 Employees elected to participate in one of these programs. During 2021, approximately 11,400 Employees returned from the Extended ETO program and less than 250 Employees remained on Extended ETO leave as of December 31, 2021. In accordance with applicable accounting guidance, the

Company accrued a total charge of $1.4 billion in 2020 related to the special termination benefits for Employees who had accepted the Company's offer to participate in its Voluntary Separation Program and the special benefits for Employees who participated in its Extended ETO program. The accrual is being reduced as program benefits are paid or as it becomes no longer probable that Employees will remain on leave for their elected terms. The Company realized approximately $1.1 billion of full year 2021 cost savings from the Voluntary Separation Program and Extended ETO compared with full year 2019, and expects no material cost savings from these programs in 2022 and beyond. See Note 2 to the Consolidated Financial Statements for further information.

The Company continues to have a smaller workforce than it did prior to the COVID-19 pandemic. However, in addition to recalling nearly all of the Employees that participated in Extended ETO, the Company met its 2021 hiring goals and is planning to add at least 8,000 additional Employees during 2022 as it strives to provide sufficient staffing to support its anticipated flight schedule plans for 2022 and beyond. The Company is making additional investments to attract and retain talent, including the recent decision to further raise the Company's starting hourly pay rates from $15 per hour to $17 per hour for (i) Southwest Ramp, Operations, Provisioning, and Freight Agents, (ii) Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives, (iii) Southwest Flight Simulator Technicians, and (iv) Southwest Aircraft Appearance Technicians. The Company is currently in discussions with its workgroups to enact this increase in pay rates. The Company continues to evaluate staffing needs to align with planned flight activity.

In September 2021, the President of the United States issued an Executive Order establishing a vaccination requirement for employees of covered federal contractors. The federal government required that federal contractors have their workforce vaccinated (or request an accommodation) by December 8, 2021. The deadline was later extended to January 4, 2022. The Company started an active campaign to notify Employees of the need to submit proof of COVID-19 vaccination, or apply for an accommodation, by January 4, 2022. On December 3, 2021, the company announced that 93 percent of its Employees were vaccinated, or had requested an accommodation. Due to legal challenges to the vaccine mandate, the Company announced on December 20, 2021, that it is no longer imposing a deadline for compliance. However, if the vaccine mandate is revived, the Company will resume efforts to work with Employees who have not yet either submitted proof of vaccination or requested an accommodation.

Company Overview

The Company has entered into supplemental agreements with The Boeing Company ("Boeing") to increase aircraft orders and accelerate certain options with the goal of improving potential growth opportunities, restoring its network closer to pre-pandemic levels, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. During fourth quarter 2021, the Company exercised 22 Boeing 737 MAX 7 ("-7") options for delivery in 2023, and through February 3, 2022, the Company has exercised another 24 Boeing options- 12 -8 options for delivery in 2022, and 12 -7 options for delivery in 2023. The Company's order book with Boeing as of December 31, 2021, consists of a total of 394 MAX firm orders (264 -7 aircraft and 130 Boeing 737 MAX-8 ("-8") aircraft) and 238 MAX options (-7s or -8s) for years 2022 through 2031. The Company continues to expect that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 452 Boeing 737-700 ("-700") aircraft over the next 10 to 15 years to support the modernization of its fleet, a key cost initiative and component of its environmental sustainability efforts.

The Company ended 2021 with 728 Boeing 737 aircraft, including 69 -8 aircraft. During 2021, the Company retired 8 owned -700 aircraft, which were accelerated from 2022 into fourth quarter 2021, and returned 10 leased -700 aircraft, of which one occurred during fourth quarter 2021. In addition, the Company took delivery of 28 -8 aircraft during 2021. As of December 31, 2021, six -700 aircraft remained in temporary storage due to fourth quarter 2021 and first quarter 2022 capacity remaining below respective 2019 levels.

The Company has published its flight schedule through September 5, 2022. During 2021, the Company pursued additional revenue opportunities that utilize idle aircraft to provide service to new, popular destinations. The Company is leveraging additional airports in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations from across its domestic-focused network. These additional service points on the Company's route map are opportunities it can provide Customers now, all while better positioning the Company for a travel demand rebound. During 2021, the Company began service to new destinations including:

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
•Jackson-Medgar Wiley Evers International Airport in Mississippi - June 6, 2021
•Eugene Airport in Oregon - August 29, 2021
•Bellingham International Airport in Washington - November 7, 2021
•Syracuse Hancock International Airport in New York - November 14, 2021

The COVID-19 pandemic had a particularly negative impact on the Company's international operations and led to the Company's suspension of international operations at the beginning of the pandemic. The Company has since resumed service to 13 of its 14 international destinations. The Company’s operations to the Cayman Islands are temporarily suspended due to impacts from the COVID-19 pandemic, but with the easing of government restrictions and the continued increase in demand for beach and leisure destinations, the Company intends to resume service to the Cayman Islands in 2022.

In 2021, the Company announced goals to (i) achieve carbon neutrality by 2050, (ii) maintain carbon neutral growth (to 2019 levels) through the end of the decade, and (iii) reduce carbon emissions intensity per available seat mile (including scope 1 and scope 2 emissions) by at least 20 percent by 2030. The Company also announced a series of actions and initiatives designed to assist the Company in achieving these goals, including agreements with various third parties intended to facilitate the development, production, and usage of commercialized sustainable aviation fuel; the launch of a carbon-offset program that allows Customers to contribute funds for the purchase of carbon offsets for Southwest; and arrangements with nonprofit organizations seeking to address climate change and reduce carbon emissions in aviation.

As part of its commitment to corporate sustainability, the Company has published the Southwest One Report describing the Company's sustainability strategies, which include the Company’s fuel conservation and emissions reduction initiatives and other efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Southwest One Report and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

2021 Compared with 2020

Operating Revenues

Passenger revenues for 2021 increased by $6.4 billion, or 83.5 percent, compared with 2020. On a unit basis, Passenger revenues increased 43.9 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis were primarily due to the improvements in leisure Passenger demand and bookings in 2021, compared with the severe decline in demand and bookings resulting from the COVID-19 pandemic for the majority of 2020.

Freight revenues for 2021 increased by $26 million, or 16.1 percent, compared with 2020, primarily due to increased demand for consumer goods.

Other revenues for 2021 increased by $315 million, or 25.8 percent, compared with 2020. The increase was primarily due to an increase in income from business partners, including Chase Bank USA, N.A. ("Chase"). The improving economy throughout 2021 and rebound in travel demand resulted in higher spend on the Company's co-branded credit card, as well as additional revenues earned through the Company's rental car and hotel partners.

Operating Expenses

Operating expenses for 2021 increased by $1.2 billion, or 9.4 percent, compared with 2020, while capacity increased 27.6 percent over the same period. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. However, the Company's Operating expenses are largely fixed once flight schedules are published, and ASM reductions as a result of flight schedule adjustments have a negative impact on Operating expenses per ASM. The following table presents the Company's Operating expenses per ASM for 2021 and 2020, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Year ended December 31,				Per ASM		Percent
(in cents, except for percentages)	2021		2020		change		change
Salaries, wages, and benefits	5.87	¢	6.58	¢	(0.71)	¢	(10.8)%
Payroll support and voluntary Employee programs, net	(2.24)		(0.94)		(1.30)		138.3
Fuel and oil	2.51		1.78		0.73		41.0
Maintenance materials and repairs	0.65		0.72		(0.07)		(9.7)
Landing fees and airport rentals	1.10		1.21		(0.11)		(9.1)
Depreciation and amortization	0.96		1.21		(0.25)		(20.7)
Other operating expenses	1.81		1.87		(0.06)		(3.2)
Total	10.66	¢	12.43	¢	(1.77)	¢	(14.2)%

Operating expenses per ASM for 2021 decreased by 14.2 percent, compared with 2020. The year-over-year unit cost decrease in 2021 was enhanced by the increase in Payroll Support funding as such allocations are accounted for as a direct reduction to the Company's operating expenses. This decrease in operating expenses was partially offset by an increase in both jet fuel prices and fuel gallons consumed, and $222 million of gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses in second quarter 2020. See Note 8 to the Consolidated Financial Statements for further information. Operating expenses per ASM for 2021, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), decreased 13.3 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2021 increased by $932 million, or 13.7 percent, compared with 2020. On a per ASM basis, Salaries, wages, and benefits expense for 2021 decreased 10.8 percent, compared with 2020. On a dollar basis, approximately 55 percent of the increase was due to higher salaries and wages due to significantly more trips, step increases for certain workgroups, recalls from Extended ETO (which led to higher salaries), incentive pay offered to certain workgroups, and increased overtime hours across the network. The largest portion of the remainder of the increase was due to the $230 million profitsharing expense accrual in 2021, compared with no profitsharing expense accrual in 2020.

The following table sets forth the Company’s unionized Employee groups with amendable contracts that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Employees	Representatives	Amendable Date
Southwest Pilots	8,300	Southwest Airlines Pilots' Association ("SWAPA")	September 2020
Southwest Flight Attendants	14,600	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	November 2018
Southwest Ramp, Operations, Provisioning, Freight Agents	12,600	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	February 2021
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	6,100	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	December 2018
Southwest Aircraft Appearance Technicians	170	AMFA	November 2020
Southwest Dispatchers	400	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	June 2019
Southwest Flight Crew Training Instructors	130	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	January 2022
Southwest Meteorologists	10	TWU 550	June 2019

During August 2021, the Company reached a tentative collective-bargaining agreement with IAM 142, which represents the Company's approximately 6,100 Employees in the Customer Service Agents, Customer Representatives, and Source of Support Representatives workgroup. However, the IAM 142 membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with IAM 142.

Payroll support and voluntary Employee programs, net (a reduction to expense) for 2021 was an increase of $2.0 billion, or 206.1 percent, compared with 2020. On a per ASM basis, Payroll support and voluntary Employee programs, net for 2021 increased by 138.3 percent. On both a dollar and per ASM basis, the changes were due to the components of this line item as noted below:

•The $745 million accrual for charges related to the Voluntary Separation Program in 2020;
•The $140 million net reduction in the Extended ETO liability in 2021, compared with the $625 million accrual for charges related to the Extended ETO liability in 2020;
•The Payroll Support programs' grant allocation of $2.7 billion in 2021, compared with a $2.3 billion allocation in 2020; and
•The $117 million in Employee Retention Tax Credits recorded in 2021 for continuing to pay Employees' salaries during the time they were not working, as allowed under the CARES Act, and subsequent legislation.

See Note 2 to the Consolidated Financial Statements for further information.

Fuel and oil expense for 2021 increased by $1.5 billion, or 79.0 percent, compared with 2020. On a per ASM basis, Fuel and oil expense for 2021 increased 41.0 percent. On a dollar basis, approximately 60 percent of the increase was attributable to an increase in jet fuel prices per gallon, and the remainder of the increase was due to an increase in fuel gallons consumed. On a per ASM basis, the increase was primarily due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Year ended December 31,
(per gallon)	2021	2020
Economic fuel costs per gallon	$2.01	$1.49
Fuel hedging premium expense (in millions)	$100	$98
Fuel hedging premium expense per gallon	$0.06	$0.08
Fuel hedging cash settlement gains per gallon	$0.05	$—

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's fourth quarter 2021 available seat miles per gallon ("fuel efficiency") declined 4.2 percent, year-over-year, due to the removal from storage and return to service of more of the Company's least fuel-efficient aircraft, the -700, to support sequentially increasing flight schedules. When compared with fourth quarter 2019, fuel efficiency improved 3.8 percent in fourth quarter 2021 due to the March 2021 return to service of the Company's most fuel-efficient aircraft, the MAX. The MAX remains critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals. See Note 17 to the Consolidated Financial Statements for further information.

As of January 20, 2022, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

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
(b) The Company's gallons that are covered by derivative contracts represent the maximum number of gallons hedged for each respective period, which may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes provided, as market prices and the Company's fuel consumption fluctuates. Based on the Company's available seat mile plans for full year 2022, its maximum percent of estimated fuel consumption covered by fuel derivative contracts is 64 percent. The Company believes that providing the maximum percent of fuel consumption covered by derivative contracts in future years relative to 2019 fuel gallons consumed is a more relevant measure for future coverage, due to uncertainty regarding available seat mile plans in future years. Based on 2019 fuel gallons consumed, the Company's maximum percent of fuel consumption covered by fuel derivative contracts is 37 percent in 2023 and 17 percent in 2024.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 11 to the Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at December 31, 2021, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2021	Amount of gains deferred in AOCI at December 31, 2021 (net of tax)
2022	$409	$234
2023	221	117
2024	66	26
Total	$696	$377

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2022 and full year 2022 jet fuel prices at different crude oil assumptions as of January 20, 2022, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (e)
Average Brent Crude Oil price per barrel	First Quarter 2022 (c)	Full Year 2022 (d)
$60	$1.80 - $1.90	$1.85 - $1.95
$70	$2.00 - $2.10	$2.05 - $2.15
Current Market (a)	$2.25 - $2.35	$2.25 - $2.35
$90	$2.35 - $2.45	$2.40 - $2.50
$100	$2.45 - $2.55	$2.55 - $2.65
Estimated fuel hedging premium expense per gallon (b)	$0.06	$0.05
Estimated premium costs (b)	$26 million	$96 million

(a) Brent crude oil average market prices as of January 20, 2022, were approximately $87 and $84 per barrel for first quarter 2022 and full year 2022, respectively.
(b) Fuel hedging premium expense per gallon is included in the Company's estimated economic fuel price per gallon estimates above.
(c) Based on the Company's existing fuel derivative contracts and market prices as of January 20, 2022, first quarter 2022 economic fuel costs are estimated to be in the $2.25 to $2.35 per gallon range, including fuel hedging premium expense of approximately $26 million, or $0.06 per gallon, and $0.35 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 20, 2022, full year 2022 economic fuel costs are estimated to be in the $2.25 to $2.35 per gallon range, including fuel hedging premium expense of approximately $96 million, or $0.05 per gallon, and $0.28 per gallon in favorable cash settlements from fuel derivative contracts. See Note Regarding Use of Non-GAAP Financial Measures.
(e) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate ("WTI") and Brent crude oil; however, the economic fuel price per gallon sensitivities provided, assume the relationship between Brent crude oil and refined products based on market prices as of January 20, 2022. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Maintenance materials and repairs expense for 2021 increased by $104 million, or 13.9 percent, compared with 2020. On a per ASM basis, Maintenance materials and repairs expense decreased 9.7 percent, compared with 2020. On a dollar basis, approximately 50 percent of the increase was due to the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic. The majority of the remainder of the increase was due to higher engine maintenance expense due to the increase in flight hours.

Landing fees and airport rentals expense for 2021 increased by $216 million, or 17.4 percent, compared with 2020. On a per ASM basis, Landing fees and airport rentals expense decreased 9.1 percent, compared with 2020. On a dollar basis, approximately 50 percent of the increase was due to higher landing fees from the increased number of Trips flown, and the remainder of the increase was due to an increase in space rental rates at many airports.

Depreciation and amortization expense for 2021 increased by $17 million, or 1.4 percent, compared with 2020. On a per ASM basis, Depreciation and amortization expense decreased 20.7 percent, compared with 2020. On a dollar basis, the majority of the increase was associated with the deployment of new technology assets during 2021.

Other operating expenses for 2021 increased by $468 million, or 24.3 percent, compared with 2020. Included within this line item was aircraft rentals expenses in the amount of $205 million and $209 million for 2021 and 2020, respectively. On a per ASM basis, Other operating expenses decreased 3.2 percent, compared with 2020. On a dollar basis, the increase was primarily due to $222 million in gains from the sale-leaseback of 20 aircraft to third parties in two separate transactions during second quarter 2020, which reduced Other operating expenses in second quarter 2020. Excluding the impact of this 2020 sale-leaseback gain, the increase in Other operating expenses on a dollar basis was primarily due to higher revenue related expenses, including credit card processing charges. See Note 8 to the Consolidated Financial Statements for more information.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for 2021 increased by $118 million, or 33.8 percent, compared with 2020, primarily due to higher debt balances. See Note 7 to the Consolidated Financial Statements for more information.

Capitalized interest for 2021 increased by $1 million, or 2.9 percent, compared with 2020, primarily due to Boeing resuming production of the Company's undelivered MAX aircraft.

Interest income for 2021 decreased by $19 million, or 59.4 percent, compared with 2020, due to lower interest rates.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 11 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for 2021 and 2020:

	Year ended December 31,
(in millions)	2021	2020
Mark-to-market impact from fuel contracts settling in current and future periods	$(7)	$40
Premium cost of fuel contracts not designated as hedges	43	34
Mark-to-market impact from interest rate swap agreements	—	28
Mark-to-market gain on deferred compensation plan investment	(33)	—
Correction on investment gains related to prior periods	(60)	—
Loss on partial extinguishment of convertible notes	28	—
Post-retirement curtailment charge	—	53
Other	7	3
	$(22)	$158

Income Taxes

The Company's annual 2021 effective tax rate was 26.3 percent, compared with 27.8 percent in 2020. The higher tax rate for 2020 was primarily due to the net loss incurred during 2020, resulting in a tax benefit and refund of previously paid taxes, when the Company was subject to a higher federal statutory tax rate, as was allowed under the CARES act.

2020 Compared with 2019

The Company's comparison of 2020 results to 2019 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2021	2020	Change
Fuel and oil expense, unhedged	$3,350	$1,810
Add: Premium cost of fuel contracts designated as hedges	57	64
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(97)	(25)
Fuel and oil expense, as reported	$3,310	$1,849
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	8	25
Add: Premium cost of fuel contracts not designated as hedges	43	34
Fuel and oil expense, excluding special items (economic)	$3,361	$1,908	76.2%

Total operating expenses, net, as reported	$14,069	$12,864
Add: Payroll support and voluntary Employee programs, net	2,960	967
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	8	25
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	3	—
Add: Premium cost of fuel contracts not designated as hedges	43	34
Add: Gain from aircraft sale-leaseback transactions	—	222
Deduct: Impairment of long-lived assets	(12)	(32)
Total operating expenses, excluding special items	$17,071	$14,080	21.2%
Deduct: Fuel and oil expense, excluding special items (economic)	(3,361)	(1,908)
Operating expenses, excluding Fuel and oil expense and special items	$13,710	$12,172	12.6%
Deduct: Profitsharing expense	(230)	—
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$13,480	$12,172	10.7%

Operating income (loss), as reported	$1,721	$(3,816)
Deduct: Payroll support and voluntary Employee programs, net	(2,960)	(967)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(8)	(25)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(3)	—
Deduct: Premium cost of fuel contracts not designated as hedges	(43)	(34)
Deduct: Gain from aircraft sale-leaseback transactions	—	(222)
Add: Impairment of long-lived assets	12	32
Operating loss, excluding special items	$(1,281)	$(5,032)	(74.5)%

Other (gains) losses, net, as reported	$(22)	$158
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods	7	(40)
Deduct: Premium cost of fuel contracts not designated as hedges	(43)	(34)
Deduct: Mark-to-market impact from interest rate swap agreements	—	(28)
Deduct: Loss on partial extinguishment of convertible notes	(28)	—
Deduct: Post-retirement curtailment charge	—	(53)
Other (gains) losses, net, excluding special items	$(86)	$3	n.m.

	Year ended December 31,		Percent
	2021	2020	Change

Income (loss) before income taxes, as reported	$1,325	$(4,256)
Deduct: Payroll support and voluntary Employee programs, net	(2,960)	(967)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(8)	(25)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(3)	—
Deduct: Gain from aircraft sale-leaseback transactions	—	(222)
Add: Impairment of long-lived assets	12	32
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(7)	40
Add: Mark-to-market impact from interest rate swap agreements	—	28
Add: Loss on partial extinguishment of convertible notes	28	—
Add: Post-retirement curtailment charge	—	53
Loss before income taxes, excluding special items	$(1,613)	$(5,317)	(69.7)%

Provision (benefit) for income taxes, as reported	$348	$(1,182)
Deduct: Net income (loss) tax impact of fuel and special items (b)	(690)	(376)
Deduct: GAAP to Non-GAAP tax rate difference (c)	—	(247)
Benefit for income taxes, net, excluding special items	$(342)	$(1,805)	(81.1)%

Net income (loss), as reported	$977	$(3,074)
Deduct: Payroll support and voluntary Employee programs, net	(2,960)	(967)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(8)	(25)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	(3)	—
Deduct: Gain from aircraft sale-leaseback transactions	—	(222)
Add: Impairment of long-lived assets	12	32
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(7)	40
Add: Mark-to-market impact from interest rate swap agreements	—	28
Add: Loss on partial extinguishment of convertible notes	28	—
Add: Post-retirement curtailment charge	—	53
Add: Net income (loss) tax impact of special items (b)	690	376
Add: GAAP to Non-GAAP tax rate difference (c)	—	247
Net loss, excluding special items	$(1,271)	$(3,512)	(63.8)%

Net income (loss) per share, diluted, as reported	$1.61	$(5.44)
Deduct: Impact of special items	(4.80)	(1.83)
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.02)	(0.04)
Add: Net income (loss) tax impact of special items (b)	1.12	0.66
Add: GAAP to Non-GAAP tax rate difference (c)	—	0.43
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (d)	(0.06)	—
Net loss per share, diluted, excluding special items	$(2.15)	$(6.22)	(65.4)%

	Year ended December 31,				Percent
	2021		2020		Change
Operating expenses per ASM (cents)	10.66	¢	12.43	¢
Add: Impact of special items	2.23		1.18
Deduct: Fuel and oil expense divided by ASMs	(2.51)		(1.84)
Deduct: Profitsharing expense divided by ASMs	(0.17)		—
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	10.21	¢	11.77	¢	(13.3)%
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
(d) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference, due to the Company being in a Net income position on a GAAP basis versus a Net loss position on a Non-GAAP basis for the year ended December 31, 2021. See Note 4 to the Consolidated Financial Statements for further information.

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
2.Charges and adjustments to previously accrued amounts related to the Company's extended leave programs;
3.Adjustments for prior period losses reclassified from AOCI associated with forward-starting interest rate swap agreements that were terminated in prior periods related to 12 -8 aircraft leases;

4.Gains associated with the sale-leaseback of ten Boeing 737-800 aircraft and ten Boeing -8 aircraft to third parties;
5.A noncash impairment charge related to 20 Boeing 737-700 aircraft that were retired during 2020 and 8 Boeing 737-700 aircraft that were retired in 2021;
6.Unrealized losses related to 12 forward-starting interest rate swap agreements. During 2020, the interest rate swap agreements, which were related to 12 -8 aircraft leases (with deliveries originally scheduled between June 2020 and September 2020), were de-designated as hedges due to the scheduled delivery range no longer being probable, resulting in the mark-to-market changes being recorded to earnings;
7.Losses associated with the partial extinguishment of the Company's convertible notes; and
8.A post-retirement curtailment charge related to Employees who accepted Voluntary Separation Program 2020 and elected to participate in the Company's retiree medical benefits plan.

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

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's pre-pandemic low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during 2020, as Customer cancellations and ticket refunds spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 and Note 7 to the Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed and assistance obtained under Payroll Support programs.

Net cash provided by operating activities for 2021 was $2.3 billion, and net cash used in operating activities for 2020 was $1.1 billion. Operating cash inflows are historically primarily derived from ticket sales associated with providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. Operating cash flows for 2021 included $2.7 billion in Payroll Support program grant proceeds received. The net increase in operating cash flows was also a result of a $591 million increase in Air traffic liability driven by increased ticket sales related to an increase in leisure travel demand. The operating cash flows for 2020 were affected primarily by (i) the initial, most significant, impacts of the COVID-19 pandemic, which resulted in a significant drop in travel demand, sales, and revenues, leading to the Company's Net loss (as adjusted for noncash items), and (ii) the Company's funding of its $667 million 2019 profitsharing distribution to Employees in 2020. In 2020, these net decreases in cash from operating activities were partially offset by a $1.6 billion increase in Air traffic liability and by $2.4 billion in Payroll Support program grant proceeds received. The increase in Air traffic liability was due to ticket sales in early 2020 for future travel that have not been flown as a result of the significant number of Customer trip cancellations associated with the COVID-19 pandemic, and growth in Rapid Rewards points earned due to multiple loyalty credit card promotions throughout 2020. Cash flows associated with entering into new fuel derivatives, which are classified as Other, net, operating cash flows, were net outflows of $34 million in 2021 and $129 million in 2020. See Note 11 to the Consolidated Financial Statements for further information. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operating activities to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the payroll assistance under the Payroll Support programs and the Company's $1.0 billion amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). See Note 7 to the Consolidated Financial Statements for further information.

Net cash used in investing activities for 2021 and 2020 was $1.3 billion and $16 million, respectively. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. During 2020, the Company also raised $815 million from the sale-leaseback of 20 aircraft (see Note 8 to the Consolidated Financial Statements for more details on the sale-leaseback transactions) and received $428 million of Supplier proceeds, which the Company considers an offset to its aircraft capital expenditures. See Note 17 to the Consolidated Financial Statements for further information. During 2021, Capital expenditures were $505 million, compared with $515 million in the same prior year period. The Company continues to estimate its 2022 capital spending to be approximately $5.0 billion, including approximately $900 million in non-aircraft capital spending. This includes 12 2022 -8 options exercised through February 3, 2022, and assumes the Company exercises all 30 remaining 2022 options. Fleet and other capital investment plans are expected to evolve as the Company continues to manage through the pandemic, and the Company intends to continue evaluating the exercise of its remaining 30 MAX options for 2022 as decision deadlines occur.

Net cash provided by financing activities for 2021 and 2020 was $359 million and $9.7 billion, respectively. During 2021, the Company borrowed $1.1 billion under Payroll Support programs. See Note 2 to the Consolidated Financial Statements for further information. The Company repaid $905 million in debt and finance lease obligations, including the extinguishment of $203 million in principal of its convertible notes for cash payments totaling $293 million during 2021. During 2020, the Company borrowed $13.6 billion, through various transactions, in order to improve its liquidity position as a result of the pandemic. An additional $2.3 billion was raised from a public offering of 80.5 million shares of common stock. These financings were partially offset by the full repayment of $3.7 billion borrowed under the Company's Amended and Restated 364-Day Credit Agreement and $1.0 billion drawn under the Company's Amended A&R Credit Agreement. The Company also repurchased $451 million of its outstanding common stock and paid $188 million in cash dividends to Shareholders in 2020 prior to restrictions associated with the payroll assistance under the Payroll Support programs. Additionally, the Company repaid $839 million in other debt and finance lease obligations during 2020.

A discussion of the Company's most significant drivers impacting cash flow for 2019 are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under Part II Item 7, Liquidity and Capital Resources.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its Amended A&R Credit Agreement. The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be LIBOR plus a spread of 200 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Amended A&R Credit Agreement, of $1.5 billion at all times under the Amended A&R Credit Agreement; the Company was compliant with this requirement as of December 31, 2021. There were no amounts outstanding under the Amended A&R Credit Agreement as of December 31, 2021.

Although not the case at December 31, 2021 due to the Company's significant financing activities in 2020 and 2021, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $15.5 billion as of December 31, 2021, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

The following discussion includes various short-term and long-term material cash requirements from known contractual and other obligations, but does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time. Given the Company's current liquidity position, available resources, and prevailing outlook, it expects to be able to fulfill both its short-term and long-term material cash requirements. The amounts disclosed are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts discussed herein.

Debt

See Note 7 to the Consolidated Financial Statements for further detail on the Company's debt and the timing of expected and future principal payments. The Company also has significant future obligations associated with fixed interest payments associated with its debt. As of December 31, 2021, future interest payments associated with its fixed rate debt (excluding interest associated with finance leases) were $343 million in 2022, $301 million in 2023, $271 million in 2024, $217 million in 2025, $163 million in 2026, and $193 million thereafter.

The Company's Convertible Notes did not meet the criteria to be converted by holders as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2021. If the provisions were met to allow holders to exercise their conversion option on these instruments, all of the remaining convertible notes would be reclassified as a current obligation. Also, the Company has engaged in transactions with certain convertible debt holders to purchase their instruments in private transactions from time to time in cash, and may continue to do so in future periods. The Company considers its prevailing stock price, the trading price of its convertible debt instruments, and its available liquidity in determining how much of these instruments it may attempt to repurchase in such transactions.

Leases

The Company enters into leases for aircraft, airports and other real property, and other types of equipment in the normal course of business. See Note 8 to the Consolidated Financial Statements for further detail.

Aircraft purchase commitments

The Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of aircraft and are reclassified as Flight equipment. See Part I, Item 2 for a complete table of the Company's contractual firm deliveries and options for -7 and -8 aircraft, and Note 5 to the Consolidated Financial Statements for the financial commitments related to these firm deliveries.

Other

The Company's other material cash requirements primarily consist of outlays associated with normal operating expenses of the airline, including payroll, fuel, airport costs, etc. While many of these expenses are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to the lead-time involved in publishing the Company's flight schedule in advance and providing for resources to be available to operate those schedules.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2021 and in previous years, which has enabled the Company to accelerate cash tax benefits of depreciation. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to accelerate the cash income tax benefits related to aircraft purchases. However, due to the Company's net taxable loss incurred in 2020, and a provision within the CARES Act that allows entities to carry back such 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid, the Company expects to receive a significant cash tax refund of $472 million associated with this taxable loss from the Internal Revenue Service in the first six months of 2022. See Note 15 to the Consolidated Financial Statements for further information. The Company has paid in the past, and will continue to pay in the future, significant cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

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

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, funds that are past flight date and remain unused, but are expected to be used in the future, and the Company’s liability for loyalty benefits that are expected to be redeemed in the future. Air traffic liability typically fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s loyalty program. See Note 1 to the Consolidated Financial Statements for information about the Company's revenue recognition policies.

For air travel on Southwest, the amount of tickets that will expire unused, referred to as breakage, are estimated and recognized in Passenger revenue once the scheduled flight date has passed, in proportion to the pattern of rights exercised by the Customer, as per Accounting Standards Codification 606, Revenue From Contracts With Customers. Estimating the amount of tickets that will expire unused involves some level of subjectivity and judgment. The majority of the Company's tickets sold are nonrefundable, although the funds remain reusable, for a period of time, in the form of a flight credit that can be applied towards the purchase of future travel. Flight credits are typically created when a Customer cancels or modifies an existing flight itinerary. These unused flight credits are the primary source of breakage. Breakage estimates are based on historical experience over many years, and the Company has consistently applied this accounting method to estimate revenue from unused tickets at the date of scheduled travel. Fully refundable tickets rarely expire unused.

As a result of the COVID-19 pandemic, for all Customer flight credits created or scheduled to expire between March 1 and September 7, 2020 associated with flight cancellations, the Company has extended the expiration date to September 7, 2022. See Note 6 to the Consolidated Financial Statements for further information regarding these extended flight credits. Since the Company did not have historical data to enable it to accurately estimate the pattern of usage of these extended credits, these credits have been classified as a current liability throughout their history. Due to the significant increase in time allowed by the Company for these Customers to redeem such credits for future travel, the percentage of the extended credits that will ultimately expire unused is currently expected to be lower than the Company’s historical experience with flight credits that were not extended (“normal” flight credits), and this lack of historical experience also impacts the Company's ability to estimate ultimate expirations. Therefore, as a result of the significant volume of these extended credits and the Company's lack of historical experience associated with such extended travel credits, recognition of expected breakage will likely create volatility in certain Passenger revenue metrics through September 2022. For the year ended December 31, 2021, holding other factors constant, a 10 percent change in the Company’s estimate of the amount of these extended credits that will expire unused would have resulted in an immaterial change in Passenger revenues recognized.

Also as a result of changes in observed Customer travel habits and behaviors during 2021, the Company has increased its estimates of “normal” Customer flight credits that are expected to expire unused. Although very little of these funds have yet to reach their expiration dates, Customer redemptions of these "normal" credits have been at a slower rate than the Company’s historical data would suggest for similar credits in periods prior to the COVID-19 pandemic. Based on historical Customer behavior, holding other factors constant, a 10 percent change in the

Company’s estimate of the amount of "normal" tickets and/or flight credits that will expire unused would have resulted in a $59 million, or less than one percent, change in Passenger revenues recognized for the year ended December 31, 2021.

Observed Customer behavior that differs from historical experience can cause actual ticket breakage to differ significantly from estimates. Assumptions about Customer behavior are reviewed frequently and corresponding adjustments are made to breakage estimates, as needed, when observed behaviors differ from historical experience. Assumptions about Customer behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused funds policies, seat availability, and economic factors. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual ticket breakage may vary from estimated amounts. Given the unprecedented amount of 2020 Customer flight cancellations and the amount of travel funds available to Customers for use through September 2022, the Company expects additional variability in the amount of breakage recorded in future periods, especially as a percentage of revenues, as the estimates of the portion of sold tickets that will expire unused may differ from historical experience and the Company's overall revenues remain below pre-COVID-19 pandemic levels.

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2021, these consisted of its fuel derivative option contracts, which were an asset of $696 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 11 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 12 to the Consolidated Financial Statements for more information about fair value measurements.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2021, the Company was a party to over 175 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2021, market "spot" prices for Brent crude oil peaked at a high average daily price of approximately $86 per barrel and hit a low average daily price of approximately $51 per barrel. During 2020, market spot prices ranged from a high average daily price of approximately $69 per barrel to a low average daily price of approximately $19 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, the extent of the COVID-19 pandemic, and general economic conditions, among other items. Historically, the financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of December 31, 2021, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $105 million.

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

Under the Southwest Rapid Rewards loyalty program, Members earn points for every dollar spent on Southwest base fares. The amount of points earned under the program is based on the fare amount and fare type, with higher fare types (e.g., Business Select) earning more points than lower fare types (e.g., Wanna Get Away). Each fare type is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare amount for the flight by the fare type multiplier. Likewise, the amount of points required to be redeemed for a flight can differ based on the fare type purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire. In addition, Members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. At December 31, 2021, the loyalty liabilities were approximately $4.8 billion, including $2.6 billion classified within Air traffic liability and $2.2 billion classified as Air traffic liability – noncurrent.

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

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception, including each time in which the Agreement has been materially amended. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2021, causing a change to the allocation of proceeds to air transportation would not have had a material impact on the Company's Operating revenues for the year ended December 31, 2021.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the breakage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of breakage expected for all loyalty points. The Company updates this model at least annually, and applies the new breakage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the breakage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2021, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated breakage rate would have resulted in a change to Passenger revenue of approximately $100 million (an increase in breakage would have resulted in an increase in revenue and a decrease in breakage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2021, the Company operated a total of 129 aircraft under operating and finance leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company also has 14 aircraft under operating leases that have been subleased to another carrier. Further information about these leases is disclosed in Note 8 to the Consolidated Financial Statements. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 11 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 1.9 billion gallons of jet fuel in 2022. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $19 million for 2022, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2021, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods. See Note 11 to the Consolidated Financial Statements for further information. The Company may increase or decrease the volume of fuel hedged based on its expectation of future market prices and its forecasted fuel consumption levels, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2021, was an asset of $696 million. In addition, $175 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2021. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2021, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $185 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2021, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2021, the Company had nine counterparties for which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2021, the Company had

agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 11 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2021, at which such postings are triggered.

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

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2021, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

    Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a "BBB+" rating with Fitch, a "BBB" rating with Standard & Poor’s, and a "Baa1" credit rating with Moody’s as of December 31, 2021, all of which are considered "investment grade." See Note 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

The following table presents the Company's fixed-rate senior unsecured notes outstanding as of December 31, 2021:

(in millions)	December 31, 2021
2.75% Notes due 2022	$300
4.75% Notes due 2023	1,250
5.25% Notes due 2025	1,550
3.00% Notes due 2026	300
3.45% Notes due 2027	300
5.125% Notes due 2027	2,000
7.375% Debentures due 2027	100
2.625% Notes due 2030	500

The $100 million 7.375% debentures due 2027 had at one point been converted to a floating rate, but the Company subsequently terminated the fixed-to-floating interest rate swap agreements related to it. The effect of this termination was that the interest associated with this debt prospectively reverted back to its original fixed rate. As a result of the gain realized on this transaction, which is being amortized over the remaining term of the corresponding notes, and based on projected interest rates at the date of termination, the Company does not believe its future interest expense, based on projected future interest rates at the date of termination, associated with these notes will significantly differ from the expense it would have recorded had the notes remained at floating rates.

The Company's total debt divided by total assets was 29.5 percent as of December 31, 2021.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $12.5 billion, and short-term investments, which totaled $3.0 billion at December 31, 2021. See Notes 1 and 12 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2021, would have resulted in an approximate $37 million change in the fair value of the Company’s fixed-rate debt instruments. See Note 12 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s invested cash (excluding cash collateral deposits held, if applicable) and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2021 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable) and short-term investments outstanding at December 31, 2021, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its Amended A&R Credit Agreement, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its Amended A&R Credit Agreement, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s Amended A&R Credit Agreement contains a financial covenant to maintain total liquidity, as defined therein, of $1.5 billion at all times. As of December 31, 2021, the Company was in compliance with this covenant and there were no amounts outstanding under the Amended A&R Credit Agreement. However, if conditions change and the Company fails to meet the minimum standards set forth in the Amended A&R Credit Agreement, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 11 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2021.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of December 31, 2021, no holdbacks were in place.

As of December 31, 2021, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,480	$11,063
Short-term investments	3,024	2,271
Accounts and other receivables	1,357	1,130
Inventories of parts and supplies, at cost	537	414
Prepaid expenses and other current assets	638	295
Total current assets	18,036	15,173

Property and equipment, at cost:
Flight equipment	21,226	20,877
Ground property and equipment	6,342	6,083
Deposits on flight equipment purchase contracts	—	305
Assets constructed for others	6	309
	27,574	27,574
Less allowance for depreciation and amortization	12,732	11,743
	14,842	15,831
Goodwill	970	970
Operating lease right-of-use assets	1,590	1,892
Other assets	882	722
	$36,320	$34,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,282	$931
Accrued liabilities	1,624	2,259
Current operating lease liabilities	239	306
Air traffic liability	5,566	3,790
Current maturities of long-term debt	453	220
Total current liabilities	9,164	7,506

Long-term debt less current maturities	10,274	10,111
Air traffic liability - noncurrent	2,159	3,343
Deferred income taxes	1,770	1,634
Construction obligation	—	309
Noncurrent operating lease liabilities	1,315	1,562
Other noncurrent liabilities	1,224	1,247
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 888,111,634 shares issued in 2021 and 2020	888	888
Capital in excess of par value	4,224	4,191
Retained earnings	15,774	14,777
Accumulated other comprehensive income (loss)	388	(105)
Treasury stock, at cost: 295,991,525 and 297,637,297 shares in 2021 and 2020, respectively	(10,860)	(10,875)
Total stockholders' equity	10,414	8,876
	$36,320	$34,588

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income (Loss)
(in millions, except per share amounts)

	Year ended December 31,
	2021	2020	2019
OPERATING REVENUES:
Passenger	$14,066	$7,665	$20,776
Freight	187	161	172
Other	1,537	1,222	1,480
Total operating revenues	15,790	9,048	22,428

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	7,743	6,811	8,293
Payroll support and voluntary Employee programs, net	(2,960)	(967)	—
Fuel and oil	3,310	1,849	4,347
Maintenance materials and repairs	854	750	1,223
Landing fees and airport rentals	1,456	1,240	1,363
Depreciation and amortization	1,272	1,255	1,219
Other operating expenses	2,394	1,926	3,026
Total operating expenses, net	14,069	12,864	19,471

OPERATING INCOME (LOSS)	1,721	(3,816)	2,957

OTHER EXPENSES (INCOME):
Interest expense	467	349	118
Capitalized interest	(36)	(35)	(36)
Interest income	(13)	(32)	(90)
Other (gains) losses, net	(22)	158	8
Total other expenses (income)	396	440	—

INCOME (LOSS) BEFORE INCOME TAXES	1,325	(4,256)	2,957
PROVISION (BENEFIT) FOR INCOME TAXES	348	(1,182)	657
NET INCOME (LOSS)	$977	$(3,074)	$2,300
NET INCOME (LOSS) PER SHARE, BASIC	$1.65	$(5.44)	$4.28
NET INCOME (LOSS) PER SHARE, DILUTED	$1.61	$(5.44)	$4.27

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$977	$(3,074)	$2,300
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $142, $2, and ($16)	469	4	(53)
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $2, ($8), and ($8)	7	(25)	(25)
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of $25, ($15), and ($9)	84	(48)	(29)
Other, net of deferred taxes of ($13), $7, and $8	(47)	25	26
OTHER COMPREHENSIVE INCOME (LOSS)	$513	$(44)	$(81)
COMPREHENSIVE INCOME (LOSS)	$1,490	$(3,118)	$2,219

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2021, 2020, and 2019
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2018 (as reported)	$808	$1,510	$15,967	$20	$(8,452)	$9,853
Cumulative effect of adopting Accounting Standards Update No. 2016-02, Leases, codified in Accounting Standards Codification 842	—	—	55	—	—	55
Balance after adjustment for the new accounting standard	$808	$1,510	$16,022	$20	$(8,452)	$9,908
Repurchase of common stock	—	—	—	—	(2,000)	(2,000)
Issuance of common and treasury stock pursuant to Employee stock plans	—	16	—	—	11	27
Share-based compensation	—	55	—	—	—	55
Cash dividends, $0.700 per share	—	—	(377)	—	—	(377)
Comprehensive income	—	—	2,300	(81)	—	2,219
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	17	—	—	17	34
Share-based compensation	—	17	—	—	—	17
Cash dividends, $0.180 per share	—	—	(94)	—	—	(94)
Stock warrants	—	40	—	—	—	40
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive loss	—	—	(3,074)	(44)	—	(3,118)
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments	—	—	20	(20)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	22	—	—	15	37
Share-based compensation	—	58	—	—	—	58
Stock warrants	—	45	—	—	—	45
Equity feature of partial extinguishment of convertible notes	—	(92)	—	—	—	(92)
Comprehensive income	—	—	977	513	—	1,490
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$977	$(3,074)	$2,300
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,272	1,255	1,219
Impairment of long-lived assets	12	32	—
Unrealized/realized (gain) loss on fuel derivative instruments	(15)	15	—
Deferred income taxes	(21)	(716)	(55)
Gain on sale-leaseback transactions	—	(222)	—
Loss on partial extinguishment of convertible notes	28	—	—
Changes in certain assets and liabilities:
Accounts and other receivables	(701)	(294)	(94)
Other assets	75	415	239
Accounts payable and accrued liabilities	38	231	298
Air traffic liability	591	1,623	440
Other liabilities	(103)	(306)	(277)
Cash collateral received from derivative counterparties	141	9	25
Other, net	28	(95)	(108)
Net cash provided by (used in) operating activities	2,322	(1,127)	3,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(505)	(515)	(1,027)
Supplier proceeds	—	428	400
Proceeds from sale-leaseback transactions	—	815	—
Assets constructed for others	(6)	—	—
Purchases of short-term investments	(5,824)	(5,080)	(2,122)
Proceeds from sales of short-term and other investments	5,071	4,336	2,446
Net cash used in investing activities	(1,264)	(16)	(303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	2,294	—
Proceeds from issuance of long-term debt	—	5,622	—
Proceeds from term loan credit facility	—	3,683	—
Proceeds from revolving credit facility	—	1,000	—
Proceeds from convertible notes	—	2,300	—
Proceeds from Payroll Support Program loan and warrants	1,136	1,016	—
Proceeds from Employee stock plans	51	48	40
Repurchase of common stock	—	(451)	(2,000)
Payments of long-term debt and finance lease obligations	(612)	(839)	(615)
Payments of term loan credit facility	—	(3,683)	—
Payments of revolving credit facility	—	(1,000)	—
Payments of cash dividends	—	(188)	(372)
Payments of terminated interest rate derivative instruments	—	(59)	—
Payments for repurchases and conversions of convertible debt	(293)	—	—
Capitalized financing items	—	(134)	—
Other, net	77	49	(43)
Net cash provided by (used in) financing activities	359	9,658	(2,990)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,417	8,515	694

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,063	2,548	1,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,480	$11,063	$2,548

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$336	$212	$88
Income taxes	$445	$19	$779

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment acquired against supplier credit memo	$569	$—	$—
Assets constructed for others	$309	$145	$65
Supplier receivables	$—	$—	$428
Remeasurement of right-of-use asset and lease liability	$343	$—	$—

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
2. Worldwide Pandemic
3. New Accounting Pronouncements
4. Net Income (Loss) Per Share
5. Commitments and Contingencies
6. Revenue
7. Financing Activities
8. Leases
9. Common Stock
10. Stock Plans
11. Financial Derivative Instruments
12. Fair Value Measurements
13. Accumulated Other Comprehensive Income (Loss)
14. Employee Retirement Plans
15. Income Taxes
16. Supplemental Financial Information
17. Boeing 737 MAX Grounding and Return to Service
Report of Independent Registered Public Accounting Firm

Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major domestic airline. The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which include AirTran Holdings, LLC, the successor to AirTran Holdings, Inc., the former parent company of AirTran Airways, Inc., and Triple Crown Assurance Co., an insurance captive. The accompanying Consolidated Financial Statements include the results of operations and cash flows for all periods presented and all significant inter-entity balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
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

As of December 31, 2021 and 2020, $175 million and $34 million, respectively, in cash collateral deposits were held by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties for either period. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 11 for further information on these collateral deposits and fuel derivative instruments.

Short-term and Noncurrent Investments

Short-term investments consist of investments with original maturities of greater than three months but less than twelve months when purchased. These are primarily short-term securities issued by the U.S. Government and certificates of deposit issued by domestic banks. All of these investments are classified as available-for-sale securities and are stated at fair value, which approximates cost. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as Proceeds from sales of short-term and other investments for the security relinquished, and Purchases of short-term investments for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Unrealized gains and losses, net of tax, if any, are recognized in Accumulated other comprehensive income (loss) ("AOCI") in the accompanying Consolidated Balance Sheet. Realized net gains and losses on specific investments, if any, are reflected in Interest income in the accompanying Consolidated Statement of Income (Loss). Both unrealized and realized gains and/or losses associated with investments were immaterial for all years presented.

Noncurrent investments consist of investments with maturities of greater than twelve months. Noncurrent investments are included as a component of Other assets in the Consolidated Balance Sheet.

Accounts and Other Receivables

Accounts and other receivables are initially recorded at cost and are evaluated for collectability in every period. They primarily consist of the amounts due from the Company's business partners and other suppliers, amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in

Notes to Consolidated Financial Statements
the Company’s loyalty program, and tax receivables from overpayment or net operating losses that are allowed to be carried back to prior periods to claim refunds against prior taxes paid. See Note 16 for further information. The allowance for doubtful accounts was immaterial at December 31, 2021 and 2020. In addition, the provision for doubtful accounts and write-offs for 2021, 2020, and 2019 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel and flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2021, and 2020. In addition, the Company’s provision for obsolescence and write-offs for 2021, 2020, and 2019 were each immaterial.

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

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset group, a significant change in the long-lived asset group’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset group. If an asset group is deemed to be impaired, an impairment loss is recorded for the excess of the asset group's book value in relation to its estimated fair value. During 2021 and 2020, the Company recorded impairment charges of $12 million and $32 million, respectively, associated with the accelerated retirement of 8 and 20 of its 737-700 aircraft.

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

Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election was made upon adoption, per the provisions of the Accounting Standards Codification ("ASC") 842. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its recent debt issuances as well as

Notes to Consolidated Financial Statements
publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company combines lease and non-lease components for all asset groups. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense within the accompanying Consolidated Statement of Income (Loss) as incurred.

The Company has maintenance agreements related to certain aircraft engines with external service providers, including agreements that effectively transfer the risk of performance of such work to the service provider. Under the agreements where the risk of performance is deemed transferred to the counterparty, the appropriate expense is recorded commensurate with the period in which the corresponding level of service is provided. For its engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place.

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
The Company’s intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports. Indefinite lived slots of $295 million are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2021 and 2020.

The Company applied the qualitative approach during its 2021 impairment tests, and no impairment was determined to exist for Goodwill or indefinite-lived intangible assets.

Revenue Recognition

Tickets sold are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when transportation is provided. Air traffic liability primarily represents tickets sold for future travel dates, funds that are past flight date and remain unused, but are expected to be used in the future, and the Company’s liability for loyalty benefits that are expected to be redeemed in the future. The majority of the Company’s tickets

Notes to Consolidated Financial Statements
sold are nonrefundable. Southwest has a No Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Nonrefundable tickets that are sold but not flown on the travel date, and are canceled in accordance with the No Show policy, can be applied to future travel. Refundable tickets that are sold but not flown on the travel date can also be applied to future travel. A small percentage of tickets (or partial tickets) expire unused. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue in proportion to the pattern of flights taken by the Customers, once the flight date has lapsed. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary and loses his/her funds as the Company has then fulfilled its performance obligation. Amounts collected from passengers for ancillary services are also recognized when the service is provided, which is typically the flight date.

Initial breakage estimates for both tickets and funds available for future use are routinely adjusted and ultimately finalized once the tickets expire, which is typically twelve months after the original purchase date. However, during 2020, the Company extended the expiration dates for a significant amount of tickets and funds beyond its normal twelve months. Breakage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions about the Customers' future travel behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused funds policies, seat availability, and economic factors. Given the unprecedented amount of 2020 and 2021 Customer flight cancellations and the amount of flight credits provided, the Company expects additional variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of sold tickets that will expire unused may differ from historical experience. See Note 6 for further information.

Approximately $475 million, approximately $184 million, and approximately $615 million of the Company's Operating revenues in 2021, 2020, and 2019, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $15.3 billion, approximately $8.9 billion, and approximately $21.8 billion in 2021, 2020, and 2019, respectively, were attributable to domestic operations.

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to companies participating in the Company’s Rapid Rewards loyalty program as business partners that are expected to be redeemed for future travel. The loyalty liability represents performance obligations that will be satisfied when a Rapid Rewards loyalty member redeems points for travel or other goods and services. Points earned from flight activity are valued at their relative standalone selling price by applying fair value based on historical redemption patterns. Points earned from business partner activity, which primarily consist of points sold, along with related marketing services, to companies participating in the Rapid Rewards loyalty program, are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partner’s customers. For points that are expected to remain unused, the Company recognizes breakage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company records passenger revenue related to air transportation when the transportation is delivered. The marketing elements are recognized as Other - net revenue when earned. The Company’s liability for loyalty benefits includes a portion that is expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that is not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate. See Note 6 for further information.

Notes to Consolidated Financial Statements
Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2021, 2020, and 2019 was $185 million, $156 million, and $212 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income (Loss).

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 10 for further information.

Financial Derivative Instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, to attempt to reduce the risk of its exposure to jet fuel price increases. These instruments are accounted for as cash flow hedges upon proper qualification. The Company also has interest rate swap agreements to convert certain floating-rate debt to a fixed-rate. The Company has forward-starting interest rate swap agreements, the primary objective of which is to hedge forecasted debt issuances. These interest rate hedges are appropriately designated as cash flow hedges.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $886 million and $697 million at December 31, 2021, and 2020, respectively. Computer software depreciation expense was $213 million, $203 million, and $177 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income (Loss). The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2021, 2020, or 2019.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities associated with certain risks, including workers’ compensation, healthcare benefits, general liability, and aviation liability.

Notes to Consolidated Financial Statements
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

Concentration Risk

Approximately 82 percent of the Company’s full-time equivalent Employees are unionized and are covered by collective-bargaining agreements. A portion of the Company's unionized Employees, including its Pilots, Flight Attendants, Customer Service Agents, Ramp Agents, Dispatchers, Aircraft Appearance Technicians, and Meteorologists, which had contracts that became amendable on or before December 31, 2021, are in discussions on labor agreements. Those unionized Employee groups in discussions represent approximately 77 percent of the Company’s full-time equivalent Employees as of December 31, 2021.

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

As of December 31, 2021, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground the MAX aircraft, including the 34 MAX aircraft in the Company's fleet. On November 18, 2020, the FAA rescinded the emergency order and issued official requirements to enable U.S. airlines to return the MAX to service. The Company returned the MAX to revenue service on March 11, 2021, after the Company met all FAA requirements and its Pilots completed updated, MAX-related training.

Boeing no longer manufactures versions of the 737 other than the MAX family of aircraft. If the MAX aircraft were to again become unavailable for the Company’s flight operations, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs, (ii) secure extensive regulatory approvals, and (iii) implement new technologies. The requirements associated with

Notes to Consolidated Financial Statements
operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive. See Note 17 for further information.

The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services and would, therefore, also be materially adversely impacted in the event of the unavailability of, inadequate support for, or a mechanical or regulatory issue associated with, engines and other parts.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements, none of which currently extend beyond October 31, 2030. Some of these agreements automatically renew on an annual basis, unless either party objects to such extension. None of these agreements are more than 10 years in length. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

2. WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company saw a negative impact on bookings for future travel throughout 2020. The Company proactively canceled a significant portion of its scheduled flights in March 2020 and continued adjusting capacity throughout 2020, as the Company grounded a significant portion of its fleet and operated a significantly reduced portion of its previously scheduled capacity. The Company continued to experience negative impacts to passenger demand and bookings early in 2021 due to the pandemic, in particular with respect to business travel, although as a result of declining reported COVID-19 cases throughout the United States, easing travel restrictions, lifting of business restrictions, and an increase in the number of individuals vaccinated, domestic leisure travel demand and bookings improved during second quarter 2021. In third quarter 2021, the Company experienced softness in bookings and elevated trip cancellations, especially close-in, as a result of the rise in COVID-19 cases associated with the Delta variant. In fourth quarter 2021, the Company experienced increased leisure travel bookings due to holiday demand, despite the surge in COVID-19 cases associated with the Omicron variant. The Company continues to monitor demand for air travel and proactively adjust its published flight schedules and capacity in response.

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

Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements
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

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. As of December 31, 2021, all grant portions of the Payroll Support programs received had been allocated and classified as a contra-expense line item in the Consolidated Statement of Income (Loss). Although there is no directly applicable U.S. GAAP guidance related to such government assistance received, the Company analogized its facts and circumstances, and has utilized the accounting principles within International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, with respect to the Payroll Support funds received. The Company has an option to prepay the promissory notes at any time without premium or penalty. Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The Company has also granted Treasury certain demand underwritten offering and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants do not have voting rights and include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions.

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

In conjunction with Voluntary Separation Program, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years, all subject to early recalls. Approximately 12,000 Employees participated in the Extended ETO program in 2020 and 2021 combined. During 2021, approximately 11,400 Employees returned from the Extended ETO program and less than 250 Employees remained on Extended ETO as of December 31, 2021. The Company expects all remaining Employees on Extended ETO to be recalled in first quarter 2022. Contract employees who elected to take Extended ETO for periods between 12 and 18 months and had 10 or more years of service were given the opportunity to convert to the Voluntary Separation Program beginning on September 1, 2020, until up to 90 days before the end of their respective Extended ETO term. Approximately 360 Employees elected this conversion option during 2021.

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $446 million of the liability balances were relieved during 2021 through payments to Employees, leaving a balance of $328 million as of December 31, 2021. During 2021, the Company determined that it was no longer probable that a portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $140 million credit to expense during 2021. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying Consolidated Statement of Income (Loss), and are in addition to the allocation of the PSP2 Payroll Support Program and PSP3 Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $2.7 billion for the year ended December 31, 2021.

Notes to Consolidated Financial Statements

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of December 31, 2021, six aircraft remained in storage, and given the expectation that this storage was temporary in nature, the Company has continued to record depreciation expense associated with them.

3. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On November 17, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The new standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard is effective for all entities under the scope for financial statements issued for annual periods beginning after December 15, 2021, but early adoption is permitted. The Company adopted the standard early as of December 31, 2021. See Note 2 for further information on the Company's treatment of government assistance received.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard, but does not expect it to have a material impact on the Company's financial statements or disclosures.

On January 7, 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the year ended December 31, 2021.

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock, makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021 and the Company will adopt this standard as of January 1, 2022, utilizing the modified retrospective method. Under the modified approach, the Company will apply the guidance to all financial instruments that are outstanding as of the

Notes to Consolidated Financial Statements
beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Upon adoption, the Company will reclassify the remaining equity component, estimated at $300 million, from Additional paid-in capital to Long-term debt associated with its convertible notes, and no longer record amortization of the debt discount to Interest expense. The cumulative effect from amortization of the debt discount that has been recorded to Interest expense, offset by reductions to Capital in excess of par value related to the requisition of the equity component through repurchases, will result in an estimated $56 million adjustment to the opening balance of retained earnings upon adoption. The computation of diluted net income (loss) per share will be affected in the numerator as the Company will no longer record the debt discount amortization in Interest expense and may have to add back Interest expense to the numerator. The denominator could also be affected as the Company will be required to use the if-converted method to calculate diluted shares, which assumes all shares to have been converted at the beginning of the period.

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts). An immaterial number of shares related to the Company's restricted stock units, stock warrants, and convertible notes were excluded from the denominator for the fiscal year ended December 31, 2020, because inclusion of such shares would be antidilutive.

	Year ended December 31,
	2021	2020	2019
NUMERATOR:
Net income (loss)	$977	$(3,074)	$2,300

DENOMINATOR:
Weighted-average shares outstanding, basic	592	565	538
Dilutive effects of convertible notes (a)	15	—	—
Dilutive effects of stock warrants	1	—	—
Dilutive effect of restricted stock units	1	—	1
Adjusted weighted-average shares outstanding, diluted	609	565	539

NET INCOME (LOSS) PER SHARE:
Basic	$1.65	$(5.44)	$4.28
Diluted	$1.61	$(5.44)	$4.27

(a) Because the Company intends to settle conversions by paying cash up to the principal amount of the convertible notes, with any excess conversion value settled in cash or shares of common stock, the convertible notes are being accounted for using the treasury stock method for the purposes of Net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the conversion price of approximately $38.48 per share, and the Company reports Net income for the given period. For the year ended December 31, 2021, the average market price of the Company's common stock exceeded this conversion price per share and as such, the common shares underlying the convertible notes were included in the diluted calculation. See Note 7 for further information on the convertible notes.

5. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 7), and lease arrangements (see Note 8). During the year ended December 31, 2021, the Company leased nine new Boeing 737 MAX 8 ("-8") aircraft. The Company had firm orders in place with Boeing

Notes to Consolidated Financial Statements
for 130 -8 aircraft and 264 737 MAX 7 ("-7") aircraft, as well as options for 238 -8 aircraft, as of December 31, 2021. See Note 17 for further information on the Company's MAX aircraft.

Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of December 31, 2021, were: $1.8 billion in 2022, $1.6 billion in 2023, $1.1 billion in 2024, $837 million in 2025, $961 million in 2026, and $6.9 billion thereafter. In addition, subsequent to December 31, 2021, and through February 3, 2022, the Company has exercised 12 -8 options for delivery in 2022 and 12 -7 options for delivery in 2023, resulting in additional capital commitments associated with firm orders of $474 million and $254 million in 2022 and 2023, respectively.

Los Angeles International Airport
In October 2017, the Company executed a lease agreement with Los Angeles World Airports ("LAWA") (the "T1.5 Lease"). Under the T1.5 Lease, the Company oversaw and managed the design, development, financing, construction, and commissioning of a passenger processing facility between Terminals 1 and 2 (the "Terminal 1.5 Project"). The Terminal 1.5 Project included ticketing, baggage claim, passenger screening, and a bus gate. Construction on the Terminal 1.5 Project began during third quarter 2017 and was substantially completed at December 31, 2020. The project final cost was approximately $410 million. During second quarter 2021, LAWA repaid the outstanding loan and purchased the remaining completed assets for accounting purposes, at which time the Terminal 1.5 Project right-of-use asset and lease liability of $365 million on the balance sheet were de-recognized in accordance with applicable accounting guidance. This repayment was also reported as a supplemental noncash transaction on the Consolidated Statement of Cash Flows, net of Assets constructed for others additions during the period.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by LFAMC (the "Series 2010" bonds and the "Series 2012" bonds). Given the Company’s guarantee associated with the bonds issued to fund LFMP, the remaining debt service amount was considered a minimum lease payment under the adoption of ASC Topic 842, Leases, and therefore was recorded as a lease liability with a corresponding right-of-use asset within the Company’s Consolidated Balance Sheet.

All of the outstanding Series 2010 bonds, in the principal amount of $310 million, were redeemed by LFAMC on September 28, 2021 (Redemption Date) at the redemption price plus accrued interest of $7 million. The source of the funds used to pay the principal and interest on the Series 2010 bonds was proceeds from the sale of LFAMC General Airport Revenue Bonds, Series 2021, which also occurred on the Redemption Date. As the Series 2010 bonds have been fully repaid following the Redemption Date, the Company’s guarantee associated with the Series 2010 bonds no longer exists. This refinancing transaction was considered a lease modification in accordance with applicable guidance, and the Company's obligation was remeasured as of the transaction date. This remeasurement resulted in a reduction of the Company's right-of-use asset and lease liability in the amount of $343 million, which has been reflected in the Consolidated Balance Sheet as of December 31, 2021.

As of December 31, 2021, $79 million of principal remained outstanding associated with the Series 2012 bonds. The net present values of the future principal and interest payments associated with the bonds were $89 million and

Notes to Consolidated Financial Statements
$433 million as of December 31, 2021 and 2020, respectively, and were reflected as part of the Company's operating lease right–of–use assets and lease obligations in the Consolidated Balance Sheet.

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
(in millions)	2021	2020	2019
Passenger non-loyalty	$11,377	$6,303	$17,578
Passenger loyalty - air transportation	2,136	1,003	2,487
Passenger ancillary sold separately	553	359	711
Total passenger revenues	$14,066	$7,665	$20,776

Passenger non-loyalty includes all revenues recognized from Passengers for flights purchased primarily with cash or credit card. All Customers purchasing a ticket on Southwest Airlines are generally able to check up to two bags at no extra charge (with certain exceptions as stated in the Company's published Contract of Carriage), and the Company also does not charge a fee for a Customer to make a change to their flight after initial purchase, although fare differences may apply. Passenger loyalty - air transportation primarily consists of the revenue associated with award flights taken by loyalty program members upon redemption of loyalty points. Passenger ancillary sold separately includes any revenue associated with ancillary fees charged separately, such as in-flight purchases, EarlyBird Check-In®, and Upgraded Boarding.

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
•Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ, however, based on demand, the amount of time prior to the

Notes to Consolidated Financial Statements
flight, and other factors. The mix of fare classes during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total loyalty points needed to purchase an award ticket. The mixture of these fare classes and changes in the coefficients used by the Company could cause the fair value per point to fluctuate.

For points that are expected to remain unused, the Company recognizes breakage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company utilizes historical behavioral data to develop a predictive statistical model to analyze the amount of breakage expected for points sold to business partners and earned through flight. The Company continues to evaluate expected breakage annually and applies appropriate adjustments in the fourth quarter of each year, or other times, if significant changes in Customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Due to the size of the Company’s liability for loyalty benefits, changes in Customer behavior and/or expected future redemption patterns could result in significant variations in Passenger revenue.

The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. The Company has a co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company sells loyalty points and certain marketing components, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. In fourth quarter 2021, Chase and the Company executed a multi-year extension of the Agreement, extending the decades-long relationship between the parties. The Company estimated the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the two performance obligations identified in the Agreement, which have been characterized as a transportation component and a marketing component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Agreement. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, and the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase.

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

As of the years ended December 31, 2021 and 2020, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the Consolidated Balance Sheet were as follows:

Notes to Consolidated Financial Statements

	Balance as of
(in millions)	December 31, 2021	December 31, 2020
Air traffic liability - passenger travel and ancillary passenger services	$2,936	$2,686
Air traffic liability - loyalty program	4,789	4,447
Total Air traffic liability	$7,725	$7,133

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, although they remain reusable, for a period of time, in the form of a flight credit that can be applied towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2021 and 2020 were as follows (in millions):

	Year ended December 31,
	2021	2020
Air traffic liability - loyalty program - beginning balance	$4,447	$3,385
Amounts deferred associated with points awarded	2,523	1,958
Revenue recognized from points redeemed - Passenger	(2,136)	(1,003)
Revenue recognized from points redeemed - Other	(45)	(60)
Unused funds converted to loyalty points	—	167
Air traffic liability - loyalty program - ending balance	$4,789	$4,447

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2021 and 2020 were as follows (in millions):

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	14,702
Revenue from amounts included in contract liability opening balances	(2,945)
Revenue from current period sales	(11,165)
Balance at December 31, 2021	$7,725

Air traffic liability
Balance at December 31, 2019	$5,510
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	9,348
Revenue from amounts included in contract liability opening balances	(2,317)
Revenue from current period sales	(5,408)
Balance at December 31, 2020	$7,133

During 2020 and in parts of 2021, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic, including those associated with the Delta variant of the virus. See Note 2 for further information. As a result, the amount of Customer travel funds held in Air traffic liability that are estimated to be redeemed for future travel as of December 31, 2021, remains much higher than historical levels. The amount of such Customer funds represents approximately 16 percent and 28 percent of the total Air traffic liability balance, net of breakage, at December 31, 2021, and December 31, 2020, respectively, compared to approximately 2 percent of the Air traffic liability balance as of December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company has significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or that would have otherwise expired

Notes to Consolidated Financial Statements
between March 1 and September 7, 2020 associated with flight cancellations, the Company extended the expiration date to September 7, 2022. At December 31 2021, $1.3 billion of extended Customer travel funds remain in Air traffic liability with a September 7, 2022 expiration date, although the Company has estimated that a portion of those will not be redeemed. The Company has limited data available to predict the occurrence or timing of performance obligation satisfaction on these funds due to certain constraints including, but not limited to, consumer confidence, economic health, vaccines, and uncertainty regarding customer travel fund redemption patterns for funds that exist longer than 12 months as this is unprecedented in Company history. As a result, recognition of these travel funds as flown revenue, refunds, or breakage revenue will likely be more volatile from period to period compared to what previous Customer behavior may indicate, as cumulative revenue recognized is constrained to amounts that are not probable of being reversed.

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability, and fares. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately two years of the date the points are issued.

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2021, 2020, and 2019 the Company recognized $1.4 billion, $1.1 billion, and $1.3 billion, respectively.

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

Notes to Consolidated Financial Statements
7. FINANCING ACTIVITIES

(in millions)	December 31, 2021	December 31, 2020
2.75% Notes due 2022	$300	$300
Pass Through Certificates due 2022 - 6.24%	71	137
4.75% Notes due 2023	1,250	1,250
1.25% Convertible Notes due 2025	1,842	1,945
5.25% Notes due 2025	1,550	1,550
Term Loan Agreement payable through 2025	—	119
3.00% Notes due 2026	300	300
Term Loan Agreement payable through 2026	—	159
3.45% Notes due 2027	300	300
5.125% Notes due 2027	2,000	2,000
7.375% Debentures due 2027	116	119
Term Loan Agreement payable through 2028	—	184
2.625% Notes due 2030	500	500
1.000% Payroll Support Program Loan due April 2030 (See Note 2)	976	976
1.000% Payroll Support Program Loan due January 2031 (See Note 2)	566	—
1.000% Payroll Support Program Loan due April 2031 (See Note 2)	526	—
Finance leases	459	542
	$10,756	$10,381
Less current maturities	453	220
Less debt discount and issuance costs	29	50
	$10,274	$10,111

During 2020, the Company entered into agreements with a financing institution to borrow $125 million ($121 million, net of fees) secured by four Boeing 737-800 aircraft. These borrowings, which were recorded as a financing transaction in the Company's Consolidated Statement of Cash Flows, and as debt in the accompanying Consolidated Balance Sheet, bore interest at a rate equal to the 3 month LIBOR plus 1.4 percent, and were payable in quarterly installments through September 29, 2025. The Company prepaid the loans in full on December 29, 2021, utilizing available cash on hand.

During 2020, the Company issued $2.0 billion of unsecured notes due 2027, of which $1.3 billion was issued June 8, 2020 (the “$1.3 billion 2027 Notes”) and $700 million was issued July 31, 2020 (the “$700 million 2027 Notes”). The notes bear interest at 5.125%. Interest is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2020. The $700 million 2027 Notes were offered as an additional issuance of the Company’s $1.3 billion 2027 Notes issued on June 8, 2020. The $700 million 2027 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. A portion of the proceeds from the $1.3 billion 2027 Notes was used to repay a portion of the outstanding Amended and Restated 364-Day Credit Agreement balance. See below for more information regarding the Amended and Restated 364-Day Credit Agreement.

During 2020, the Company, through special purpose entities, entered into agreements with a financing institution and trusts to borrow $197 million ($190 million, net of fees) secured by six Boeing 737-800 aircraft. These borrowings, which were recorded as a financing transaction in the Company's Consolidated Statement of Cash Flows, and as debt in the accompanying Consolidated Balance Sheet, bore interest at a rate equal to the 3 month LIBOR plus 1.4 percent. The special purpose entities were determined to be variable interest entities for which the Company was the primary beneficiary, and therefore were consolidated in the accompanying Consolidated Financial Statements as of December 31, 2020. The Company prepaid the loans in full on December 31, 2021, utilizing available cash on hand.

Notes to Consolidated Financial Statements
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

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of 1.250% Convertible Senior Notes due 2025 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, beginning November 1, 2020. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate is 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock).

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes. The initial carrying amount of the equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes. During the year ended December 31, 2021, the Company repurchased $203 million in principal of the Convertible Notes for $293 million in cash. The Company accounted for these repurchases as a partial debt extinguishment, which resulted in (i) a loss of $28 million reflected in Other (gains) losses, net, in the accompanying Consolidated Statement of Income (Loss) for the year ended December 31, 2021, (ii) a $30 million reduction in remaining unamortized debt discount and issuance costs, and (iii) a $92 million reduction to Capital in excess of par value related to the reacquisition of the equity component in the accompanying Consolidated Balance Sheet. Additionally, an immaterial number of conversions were exercised and settled during 2021. The following table details the equity and liability component recognized related to the Convertible Notes as of December 31, 2021 and 2020:

(in millions)	December 31, 2021	December 31, 2020
Carrying amount of equity component	$311	$403
Liability component:
Principal amount	$2,097	$2,300
Unamortized debt discount	(255)	(355)
Net carrying amount	$1,842	$1,945

The effective interest rate on the liability component was approximately 5.2 percent for the year ended December 31, 2021. The Company recognized $110 million of interest expense associated with the Convertible Notes during the year ended December 31, 2021, including $73 million of non-cash amortization of the debt

Notes to Consolidated Financial Statements
discount, $9 million of non-cash amortization of debt issuance costs, and $28 million of contractual coupon interest. The unamortized debt issuance costs have historically been recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. Upon adoption of ASU 2020-06 as of January 1, 2022, the debt discount amortization will cease to be recorded to Interest expense. See Note 3 for further information.

As of December 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $238 million, using the closing stock price on December 31, 2021. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2021.

On March 12, 2020, the Company entered into a $1.0 billion 364-day term loan credit facility agreement (the “364-Day Credit Agreement”) with a syndicate of lenders identified in the 364-Day Credit Agreement. The 364-Day Credit Agreement was drawn in full on the closing date. On March 30, 2020, the Company amended and restated the 364-Day Credit Agreement (the “Amended and Restated 364-Day Credit Agreement”) with a syndicate of lenders identified in the Amended and Restated 364-Day Credit Agreement to add additional term loan commitments of approximately $2.3 billion, add an uncommitted accordion increase provision to permit additional term loans in an aggregate amount not to exceed approximately $417 million, amend the pricing, amend certain covenants, add certain covenants, and provide for the grant of a security interest in certain aircraft and related assets. The Company drew approximately $2.3 billion under the Amended and Restated 364-Day Credit Agreement on April 1, 2020. On April 24, 2020, the Company drew an additional $350 million under the $417 million accordion feature. The Amended and Restated 364-Day Credit Agreement was originally set to mature in full on March 29, 2021. The outstanding Amended and Restated 364-Day Credit Agreement balance was repaid in full in second quarter 2020, and the agreement was terminated.

Concurrently with entering into the Amended and Restated 364-Day Credit Agreement on March 30, 2020, the Company also amended its existing $1.0 billion revolving credit facility (the “Amended and Restated Revolving Credit Agreement”) to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) add certain covenants, and (iv) provide for the grant of a security interest in certain aircraft and related assets. In second quarter 2020, the Company repaid in full the $1.0 billion drawn on the Amended and Restated Revolving Credit Agreement.

On November 23, 2020, the Company amended the Amended and Restated Revolving Credit Agreement to (i) amend the pricing and fees, (ii) amend certain covenants and provisions, (iii) remove a financial covenant, and (iv) amend an exhibit for conforming changes to the compliance certificate (the "Second Amendment"). On July 28, 2021, the Company amended the Amended and Restated Revolving Credit Agreement, as amended by the Second Amendment, to (i) extend the maturity to August 3, 2023; (ii) add a covenant to prohibit the Company from purchasing any equity security of the Company listed on a national securities exchange and payment of dividends or other capital distributions with respect to the common stock of the Company during the period from July 28, 2021, through September 30, 2022; (iii) update certain provisions regarding a successor interest rate to LIBOR and certain other market changes; and (iv) amend certain other covenants and provisions (the “Third Amendment,” and the Amended and Restated Revolving Credit Agreement as amended by the Second Amendment and the Third Amendment, the "Amended A&R Credit Agreement"). The amount of the loan commitments and the collateral under the Amended and Restated Revolving Credit Agreement remain unchanged by the Second Amendment and the Third Amendment. As of December 31, 2021, there were no amounts outstanding under the Amended A&R Credit Agreement.

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

Notes to Consolidated Financial Statements
The Amended A&R Credit Agreement contains customary representations and warranties, covenants, and events of default. The Amended A&R Credit Agreement is secured by a pool of 73 aircraft and related assets, each with a minimum appraised value ratio requirement. Under the Amended A&R Credit Agreement, the Company is required to maintain a minimum level of liquidity of $1.5 billion (defined as the sum of (i) the aggregate amount available to be borrowed under the Amended A&R Credit Agreement plus (ii) the aggregate amount of unrestricted cash and cash equivalents of the Company plus (iii) the aggregate amount of short-term investments of the Company). As of December 31, 2021, the Company was in compliance with this covenant and all other covenants in the Amended A&R Credit Agreement. The Amended A&R Credit Agreement is a series of short-term borrowings; at the end of each borrowing the Company must elect to roll the facility over into the next borrowing or pay down the facility. The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion.

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

During October 2016, the Company entered into a term loan agreement providing for loans to the Company aggregating up to $215 million, to be secured by mortgages on seven of the Company's 737-800 aircraft. The Company borrowed the full $215 million and secured this loan with the requisite seven aircraft mortgages. The loan was set to mature on October 31, 2026, and was repayable via semi-annual installments of principal that began on April 30, 2018. The loan bore interest at the LIBO Rate (as defined in the term loan agreement) plus 1.10 percent, and interest was payable semi-annually in installments. The Company prepaid the loan in full on November 1, 2021, utilizing available cash on hand.
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

Notes to Consolidated Financial Statements

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $124 million at December 31, 2021.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft, was $2.2 billion at December 31, 2021.

As of December 31, 2021, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest on finance leases) for the five-year period ending December 31, 2026, and thereafter, were $453 million in 2022, $1.3 billion in 2023, $81 million in 2024, $3.7 billion in 2025, $350 million in 2026, and $5.1 billion thereafter.

8. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. The accounting for these leases follows the requirements of ASC 842, Leases.

As of December 31, 2021, the Company held aircraft leases with remaining terms ranging from one month to 12 years. The aircraft leases generally can be renewed for three months to three years at rates based on the fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material.

On July 9, 2012, the Company signed an agreement with Delta Air Lines, Inc. and Boeing Capital Corp. to lease or sublease 88 AirTran Airways, Inc. Boeing 717-200 aircraft ("B717s") to Delta at agreed-upon lease rates. The Company's future sublease income associated with the 14 remaining B717s on operating lease as of December 31, 2021, was as follows: $17 million in 2022, $7 million in 2023, and $1 million in 2024. There are no contingent payments and no significant residual value conditions associated with the transaction.
In second quarter 2020, the Company entered into transactions with third parties, involving ten of the Company’s Boeing 737-800 aircraft and ten of the Company's Boeing 737 MAX 8 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. The Company sold the ten 737-800 aircraft to a third party for $405 million, then immediately leased the aircraft back for approximately ten years. The Company sold the ten 737 MAX 8 aircraft to a third party for $410 million, then immediately leased the aircraft back for approximately 13 years. As such, the aircraft were de-recognized from Property and equipment at their remaining net book values. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying Consolidated Balance Sheet. For 2020, the 737-800 and 737 MAX 8 sale-leaseback transactions resulted in a recognized gain of $153 million and $69 million, respectively, reflected within Other operating expenses, net in the accompanying Consolidated Statement of Income (Loss).

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have lease terms remaining ranging from one month to 39 years. Certain leases can be renewed from 1 year to ten years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Due to the nature and variability of the rates, the majority of these leases are not recorded on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the applicable accounting guidance. The remaining lease terms range from three months to five years. Certain leases can be renewed from six months to three years.

Notes to Consolidated Financial Statements

Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets (net)	$1,590	$1,892
Finance	Property and equipment (net of allowance for depreciation and amortization of $679 million and $567 million)	556	667
Total lease assets		$2,146	$2,559

Liabilities
Current
Operating	Current operating lease liabilities	$239	$306
Finance	Current maturities of long-term debt	82	83
Noncurrent
Operating	Noncurrent operating lease liabilities	1,315	1,562
Finance	Long-term debt less current maturities	377	459
Total lease liabilities		$2,013	$2,410

The components of lease costs, included in the Consolidated Statement of Income (Loss), were as follows:

(in millions)	Statement of Comprehensive Income (Loss) location	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost - aircraft (a)	Other operating expenses	$204	$216	$182
Operating lease cost - other	Landing fees and airport rentals, and Other operating expenses	81	89	89
Short-term lease cost	Other operating expenses	1	1	4
Variable lease cost	Landing fees and airport rentals, and Other operating expenses	1,406	1,260	1,377
Finance lease cost:
Amortization of lease liabilities	Depreciation and amortization	112	113	116
Interest on lease liabilities	Interest expense	19	22	26
Total net finance lease cost		$131	$135	$142
(a) Net of sublease income of $41 million, $78 million, and $97 million for the years ended December 31, 2021, 2020, and 2019.

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

Notes to Consolidated Financial Statements

(in millions)	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$346	$398	$379
Operating cash flows for finance leases	19	22	26
Financing cash flows for finance leases	83	85	85
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	327	915	230
Finance leases	—	—	1

As of December 31, 2021, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2022	$285	$98
2023	249	94
2024	221	90
2025	184	74
2026	176	54
Thereafter	680	102
Total lease payments	$1,795	$512
Less imputed interest	(241)	(53)
Total lease obligations	1,554	459
Less current obligations	(239)	(82)
Long-term lease obligations	$1,315	$377

The table below presents additional information related to the Company's leases:

Weighted average remaining lease term	December 31, 2021	December 31, 2020
Operating leases	8 years	10 years
Finance leases	6 years	7 years

Weighted average discount rate
Operating leases (a)	3.5%	3.8%
Finance leases	3.8%	3.8%
(a) Upon adoption of ASU No. 2016-02, Leases, codified in ASC 842, the incremental borrowing rate used for existing leases was established as of January 1, 2019.

9. COMMON STOCK

The Company has one class of capital stock, its common stock. On May 1, 2020, the Company completed the public offering of 80.5 million shares of $1.00 par value common stock of the Company, which included the full exercise of the underwriters’ option to purchase an additional 10.5 million shares of common stock, at a public offering price of $28.50 per share. As discussed further in Note 2, in connection with funding that the Company has received under the PSP1 Payroll Support Program, PSP2 Payroll Support Program, and PSP3 Payroll Support Program, the Company issued Warrants to acquire up to 4.8 million shares of the Company's common stock to Treasury.

Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. In connection with the receipt of Payroll Support, the Company is prohibited from paying dividends with respect to its common stock through September 30, 2022. See Note 2 for further information on the Payroll Support programs. At December 31,

Notes to Consolidated Financial Statements
2021, the Company had 60 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 22 million shares had not been granted) through various share-based compensation arrangements. See Note 10 to the Consolidated Financial Statements for information regarding the Company's equity plans.

10. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income (Loss) for the years ended December 31, 2021, 2020, and 2019, reflects share-based compensation expense of $58 million, $17 million, and $55 million, respectively. The total tax impact recognized in earnings from share-based compensation arrangements for the years ended December 31, 2021, 2020, and 2019, was not material. As of December 31, 2021, there was $36 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years. The Company expects substantially all unvested shares associated with time-based restricted stock unit awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which has been approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2021, 2020, and 2019.

The RSUs are scheduled to vest with respect to one-third of the shares covered thereby annually. Other than in connection with death or disability, vesting is subject to the individual’s continued service as an Employee, Board member, or advisor through the vesting date. However, with respect to the RSUs granted in 2021, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” any outstanding unvested RSUs will remain outstanding as if the individual’s service has not terminated and will continue to vest in accordance with the schedule set forth in the notice of the grant. An individual's termination of service will be considered a "qualified retirement" if (a) the individual has completed at least 10 years of continuous service; (b) the individual’s age plus completed years of continuous service equal at least 65 at the time of the individual’s termination of service; and (c) the individual has not been terminated for cause.

With respect to PBRSUs granted in 2021, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's cumulative Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the years 2022 and 2023 and ranges from 10 percent of granted PBRSUs to 300 percent of granted PBRSUs, only after a minimum performance level has been achieved. However, in the event the Company's pre-tax return on invested capital exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. With respect to PBRSUs granted in 2021, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” such individual’s PBRSUs will remain outstanding as if the individual’s service has not terminated and will otherwise be settleable in accordance with the notice of grant and applicable terms and conditions; however, the number of shares received upon settlement will be prorated based on the individual’s number of days of service between the date of grant and the end of the performance period.

Under the 2019 and 2020 grants, PBRSUs granted are subject to the Company’s performance with respect to a three-year simple average of return on invested capital, after taxes and excluding special items, for the defined performance period and are also subject generally to the individual’s continued employment or service. Under the 2019 and 2020 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's return on invested capital performance and ranges from zero PBRSUs to 200 percent of granted

Notes to Consolidated Financial Statements
PBRSUs. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. The Company recognizes all expense on a straight-line basis over the vesting period, with any changes in expense due to the number of PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2018	1,342		$52.56
Granted	994	(a)	57.49
Vested	(744)		42.42
Surrendered	(47)		57.72
Outstanding December 31, 2019	1,545		57.65
Granted	1,235	(b)	56.89
Vested	(715)		54.70
Surrendered	(103)		58.04
Outstanding December 31, 2020, Unvested	1,962		57.81
Granted	1,463	(c)	46.58
Vested	(790)		59.48
Surrendered	(74)		51.36
Outstanding December 31, 2021, Unvested	2,561		51.81
(a) Includes 387 thousand PBRSUs
(b) Includes 519 thousand PBRSUs
(c) Includes 466 thousand PBRSUs

In addition, the Company granted approximately 27 thousand shares of unrestricted stock at a weighted average grant price of $60.39 in 2021, approximately 54 thousand shares at a weighted average grant price of $29.60 in 2020, and approximately 31 thousand shares at a weighted average grant price of $52.01 in 2019, to members of its Board of Directors.

A remaining balance of up to 17 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

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

Notes to Consolidated Financial Statements
The following table provides information about the Company’s ESPP activity during 2021, 2020, and 2019:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2019	821	$47.60	$5.29
December 31, 2020	1,386	$34.39	$3.82
December 31, 2021	1,083	$47.31	$5.19
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

Notes to Consolidated Financial Statements
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

As of December 31, 2021, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	December 31, 2021	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2021
2022	1,220	WTI crude oil and Brent crude oil
2023	769	WTI crude oil and Brent crude oil
2024	358	WTI crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices and the Company's flight schedule fluctuate.

Notes to Consolidated Financial Statements
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

During 2020 and 2021, as a result of the drastic drop in demand for air travel due to the COVID-19 pandemic, the Company's forecast for 2020 and 2021 fuel purchases and consumption was significantly reduced, causing the Company to be in an estimated "over-hedged" position for second, third, and fourth quarter 2020, and full year 2021. Therefore, the Company de-designated a portion of its fuel hedges related to these periods, and has reclassified approximately $39 million and $6 million in losses from AOCI into Other (gains) losses, net, during 2020 and 2021, respectively. The Company did not have any such situations occur during 2019.
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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

Notes to Consolidated Financial Statements

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$409	$9	$—	$—
Fuel derivative contracts (gross)	Other assets	287	121	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	4	6
Total derivatives designated as hedges		$696	$130	$4	$6
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$4	$—	$—
Total derivatives		$696	$134	$4	$6
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2021	2020
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$80	$3
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	95	31
Receivable from third parties for fuel contracts	Accounts and other receivables	8	—

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of December 31, 2021, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Consolidated Financial Statements

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$409	$(80)	$329		$13	$(3)	$10
Fuel derivative contracts	Other assets	$287	$(95)	$192	(a)	$121	$(31)	$90	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2021				December 31, 2020
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$80	$(80)	$—		$3	$(3)	$—
Fuel derivative contracts	Other assets	$95	$(95)	$—	(a)	$31	$(31)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$4	$—	$4		$6	$—	$6

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income (Loss) for the years ended December 31, 2021 and 2020:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Year ended December 31, 2021			Year ended December 31, 2020
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$4	$6	$6	$70	$39	$6

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	4	6	—	70	39	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	6	—	—	1

Impact of fair value hedging relationships:
Interest contracts:
Hedged items	—	—	—	—	—	11
Derivatives designated as hedging instruments	—	—	—	—	—	(6)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) Loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2021	2020
Fuel derivative contracts	$(461)	$80
Interest rate derivatives	(2)	26
Total	$(463)	$106

Derivatives not designated as hedges
	(Gain) Loss recognized in income on derivatives

	Year ended
	December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2021	2020
Fuel derivative contracts	$(13)	$1	Other (gains) losses, net
Interest rate derivatives	—	28	Other (gains) losses, net
Total	$(13)	$29

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during 2021, 2020, and 2019. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact

Notes to Consolidated Financial Statements
of premiums paid for fuel derivative contracts and their location within the Consolidated Statement of Income (Loss) during the period the contract settles:

	Premium expense recognized in income on derivatives

	Year ended December 31,			Location of premium expense recognized in income on derivatives

(in millions)	2021	2020	2019
Fuel derivative contracts designated as hedges	$57	$64	$95	Fuel and oil
Fuel derivative contracts not designated as hedges	$43	$34	$—	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative net unrealized gains from fuel hedges as of December 31, 2021, recorded in AOCI, were approximately $234 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2021.

Interest Rate Swaps

The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges, and has in the past held interest rate swap agreements that have qualified as fair value hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. Several of the Company's interest rate swap agreements qualify for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in earnings.

During 2019, the Company had entered into forward-starting interest rate swap agreements related to a series of 12 -8 aircraft leases for aircraft originally scheduled to be received between July 2019 and February 2020. These lease contracts exposed the Company to interest rate risk as the rental payments were subject to adjustment and would become fixed based on the 9-year swap rate at the time of delivery. As a result of the grounding of the MAX aircraft, those deliveries were significantly delayed. These original agreements were subsequently terminated in third quarter 2019, and the Company entered into new interest rate swap agreements based on revised expected aircraft delivery dates. As the revised delivery dates were also not met, these subsequent agreements were subsequently de-designated as hedges and the agreements terminated. All of the associated aircraft had been delivered to the Company as of September 30, 2021. As a result of the discontinued hedges, the Company had cumulative losses "frozen" in AOCI as of December 31, 2021, of $57 million, which will be recognized in earnings over the 9-year lease terms of each aircraft.

For the Company’s interest rate swap agreements that do not qualify for the "shortcut" or "critical terms match" methods of accounting, ineffectiveness is assessed at each reporting period. If hedge accounting is achieved, all periodic changes in fair value of the interest rate swaps are recorded in AOCI.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a liability of $4 million are cash flow hedges and are classified as components of Other noncurrent liabilities. The corresponding offsetting adjustment related to the liability associated with the Company’s cash flow hedges is to AOCI. See Note 13.

Credit Risk and Collateral

Notes to Consolidated Financial Statements
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2021, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2021, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$160	$90	$162	$78	$77	$55	$59	$15	$696
Cash collateral held from CP	175	—	—	—	—	—	—	—	175
Letters of credit (LC)	—	—	—	—	—	—		—	—
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)

(a) Individual counterparties with fair value of fuel derivatives <$10 million.
(b) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Notes to Consolidated Financial Statements
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

As of December 31, 2021, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company's investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant's distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses line, respectively, of the Consolidated Statement of Income (Loss).

Notes to Consolidated Financial Statements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and December 31, 2020:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,340	$12,340	$—	$—
Commercial paper	90	—	90	—
Time deposits	50	—	50	—
Short-term investments:
Treasury bills	2,399	2,399	—	—
Time deposits	625	—	625	—
Fuel derivatives:
Option contracts (b)	696	—	—	696
Equity Securities	288	288	—	—
Total assets	$16,488	$15,027	$765	$696
Liabilities
Interest rate derivatives (see Note 11)	$(4)	$—	$(4)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$10,663	$10,663	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	10	—	10	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,800	1,800	—	—
Certificates of deposit	46	—	46	—
Time deposits	425	—	425	—
Fuel derivatives:
Option contracts (b)	134	—	—	134
Equity Securities	259	259	—	—
Total assets	$13,727	$12,722	$871	$134
Liabilities
Interest rate derivatives (see Note 11)	$(6)	$—	$(6)	$—
(a) Cash equivalents are primarily composed of money market investments.

Notes to Consolidated Financial Statements
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2021 and 2020:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2020	$134
Total gains for the period
Included in earnings	7	(a)
Included in other comprehensive income	609
Purchases	41	(b)
Sales	(7)	(b)
Settlements	(88)
Balance at December 31, 2021	$696
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2021	$541
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Income (Loss).
(b) The purchase and sale of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

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
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Income (Loss).
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

Notes to Consolidated Financial Statements
The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2021:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	2022	21-53%	41%
			2023	29-40%	34%
			2024	26-33%	28%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2021, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due 2022	$300	$305	Level 2
Pass Through Certificates due 2022 - 6.24%	71	73	Level 2
4.75% Notes due 2023	1,250	1,311	Level 2
1.25% Convertible Notes due 2025	1,842	2,802	Level 2
5.25% Notes due 2025	1,550	1,724	Level 2
3.00% Notes due 2026	300	314	Level 2
3.45% Notes due 2027	300	321	Level 2
5.125% Notes due 2027	2,000	2,294	Level 2
7.375% Debentures due 2027	116	140	Level 2
2.625% Notes due 2030	500	499	Level 2
1.000% Payroll Support Program Loan due April 2030	976	958	Level 3
1.000% Payroll Support Program Loan due January 2031	566	548	Level 3
1.000% Payroll Support Program Loan due April 2031	526	507	Level 3

Notes to Consolidated Financial Statements
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2021 and 2020:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other		Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$(125)	$(33)	$20	$59		$18	$(61)
Changes in fair value	(103)	(34)	(63)	32		39	(129)
Reclassification to earnings	109	1	—	—		(25)	85
Balance at December 31, 2020	$(119)	$(66)	$(43)	$91		$32	$(105)
Cumulative effect of adopting ASU 2016-01 as of January 1, 2018	—	—	—	(31)		11	(20)
Changes in fair value	601	3	109	—		(166)	547
Reclassification to earnings	10	6	—	(60)	(a)	10	(34)
Balance at December 31, 2021	$492	$(57)	$66	$—		$(113)	$388
(a) Investment gains related to prior periods that were reclassified from AOCI into Other (gains) losses, net. See Note 1.

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2021:

Year ended December 31, 2021
(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$4	Fuel and oil expense
	6	Other (gains) losses, net
	2	Less: Tax expense
	$8	Net of tax
Unrealized loss on interest rate derivative instruments	6	Other operating expenses
	1	Less: Tax expense
	$5	Net of tax
Unrealized gain on deferred compensation plan investment	$(60)	Other (gains) losses, net
	(13)	Less: Tax expense
	$(47)	Net of tax

Total reclassifications for the period	$(34)	Net of tax

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

Notes to Consolidated Financial Statements
Airlines Pilots Retirement Saving Plan has non-elective Company contributions. In addition, the Southwest Airlines Co. ProfitSharing Plan (ProfitSharing Plan) is a defined contribution plan to which the Company may contribute a percentage of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the ProfitSharing Plan are allowed.

Amounts associated with the Company's defined contribution plans expensed in 2021, 2020, and 2019, reflected as a component of Salaries, wages, and benefits, were $749 million, $561 million, and $1.2 billion, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation ("APBO") for the years ended December 31, 2021 and 2020:

(in millions)	2021	2020
APBO at beginning of period	$428	$288
Service cost	25	22
Interest cost	10	10
Benefits paid	(24)	(10)
Actuarial (gain)/loss	(109)	63
Curtailment	—	53
Special termination benefits	—	2
APBO at end of period	$330	$428

During 2021, the Company recorded a $109 million actuarial gain as a decrease to the APBO with an offset to AOCI. This actuarial gain is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption changes that resulted in the largest portion of the actuarial gain were the expected participation and retirement rates in the Plan for future qualifying retirees, which reflect lower expectations as to utilization of benefits based on recent history, combined with census data and other demographic changes.

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $21 million in 2022, $20 million in 2023, $19 million in 2024, $20 million in 2025, $21 million in 2026, and $115 million for the next five years thereafter.

The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2021 and 2020.

(in millions)	2021	2020
Funded status	$(330)	$(428)
Unrecognized net actuarial (gain) loss	(69)	40
Unrecognized prior service cost	3	3
Accumulated other comprehensive income (loss)	66	(43)
Consolidated Balance Sheet liability	$(330)	$(428)

Notes to Consolidated Financial Statements
The consolidated periodic postretirement benefit cost for the years ended December 31, 2021, 2020, and 2019, included the following:

(in millions)	2021	2020	2019
Service cost	$25	$22	$17
Interest cost	10	10	10
Amortization of prior service cost	—	1	1
Amortization of net gain	—	—	(2)
Curtailment	—	53	—
Special termination benefits	—	2	—
Net periodic postretirement benefit cost	$35	$88	$26

Service cost and Special termination benefits are recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income (Loss). Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2021, 2020, and 2019:

	2021	2020	2019
Weighted-average discount rate	2.90%	2.45%	3.30%
Assumed healthcare cost trend rate (a)	6.25%	6.75%	7.13%

(a)The assumed healthcare cost trend rate is expected to be 6.25% for 2022, then decline gradually to 4.75% by 2028 and remain level thereafter.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate increased during 2021 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

Notes to Consolidated Financial Statements
15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

(in millions)	2021		2020
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$2,883		$2,939
Prepaid insurance	189		190
Operating lease right-of-use assets	356		423
Other	188		67
Total deferred tax liabilities	3,616		3,619
DEFERRED TAX ASSETS:
Accrued employee benefits	341		491
Rapid rewards loyalty liability	636		632
Operating lease liabilities	371		443
Customer travel credits	305		117
Construction obligation	—		72
Net operating losses and tax credits	36	(a)	60
Other	157		170
Total deferred tax assets	1,846		1,985
Net deferred tax liability	$1,770		$1,634
(a) At December 31, 2021 and 2020, the Company had approximately $44 million and $65 million, respectively, of state net operating loss carryforwards (tax effected) to reduce future state taxable income. These state net operating loss carryforwards will expire in years 2025 - 2040 if unused.

The provision (benefit) for income taxes is composed of the following:

(in millions)	2021	2020	2019
CURRENT:
Federal (a)	$337	$(273)	$610
State	33	(5)	102
Change in federal statutory rate (b)	(2)	(188)	—
Total current	368	(466)	712
DEFERRED:
Federal (a)	(43)	(589)	(18)
State	2	(76)	(6)
State net operating losses	21	(51)	—
Change in federal statutory tax rate (c)	—	—	(31)
Total deferred	(20)	(716)	(55)
	$348	$(1,182)	$657
(a) The CARES Act allows entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. The Company has filed the refund claim with the IRS, and expects a refund of $472 million in the first six months of 2022.
(b) The benefit is representative of the excess refund generated as the result of carrying the 2020 losses back to a period when the federal statutory tax rate was 35 percent as opposed to the current tax rate of 21 percent.
(c) The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent.

Notes to Consolidated Financial Statements
The effective tax rate on Income (loss) before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2021	2020		2019
Tax at statutory U.S. tax rates	$278	$(894)		$621
State income taxes, net of federal benefit	45	(115)		76
Change in federal statutory tax rate	(2)	(188)	(a)	(31)	(b)
Other, net	27	15		(9)
Total income tax provision (benefit)	$348	$(1,182)		$657
(a) The benefit is representative of the excess refund generated as the result of carrying the 2020 losses back to a period when the federal statutory tax rate was 35 percent as opposed to the current tax rate of 21 percent.
(b) The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from the previous rate of 35 percent to 21 percent.

The only periods subject to examination for the Company’s federal tax return are the 2020 and 2021 tax years. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

16. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2021	December 31, 2020
Trade receivables	$58	$46
Credit card receivables	83	35
Business partners and other suppliers	432	274
Taxes receivable (a)	699	740
Other	85	35
Accounts and other receivables (b)	$1,357	$1,130

(in millions)	December 31, 2021	December 31, 2020
Derivative contracts	$192	$90
Intangible assets, net	295	295
Other	395	337
Other assets	$882	$722

(in millions)	December 31, 2021	December 31, 2020
Accounts payable trade	$156	$111
Salaries payable	287	201
Taxes payable excluding income taxes	200	49
Aircraft maintenance payable	42	95
Fuel payable	170	66
Other payable	427	409
Accounts payable	$1,282	$931

Notes to Consolidated Financial Statements

(in millions)	December 31, 2021	December 31, 2020
Extended Emergency Time Off	$3	$393
Voluntary Separation Program	92	143
Profitsharing and savings plans	262	25
Vendor prepayment (b)	—	600
Vacation pay	451	436
Health	152	111
Workers compensation	141	161
Property and income taxes	65	84
Interest	46	49
Deferred supplier payments (c)	80	—
Other	332	257
Accrued liabilities	$1,624	$2,259

(in millions)	December 31, 2021	December 31, 2020
Extended Emergency Time Off	$—	$57
Voluntary Separation Program	233	321
Postretirement obligation	330	428
Other deferred compensation	369	353
Other	292	88
Other noncurrent liabilities	$1,224	$1,247

(a) This amount includes approximately $472 million and $470 million, as of December 31, 2021 and 2020, respectively, associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. These amounts also includes excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company. See Note 15 for further information.
(b) In fourth quarter 2020, the Company received a $600 million prepayment from Chase for Rapid Rewards points that were subsequently issued to Members during the first half of 2021, based on cardholder activity on the Visa credit card associated with its loyalty program. This resulted in a reduction in cash receipts from Chase during 2021, which were classified within Accounts and other receivables in the Consolidated Statement of Cash Flows.
(c) Represents amounts owed for aircraft deliveries received that will be relieved via future payments to supplier. See Note 17 for further information.

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

Notes to Consolidated Financial Statements
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
During 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but were intended to provide for a substantial portion of the Company’s financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. In accordance with applicable accounting principles, the Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet at the time, and the Company’s future firm aircraft deliveries as of the date of the agreement. A total of $428 million in proceeds received in cash from Boeing are reflected within Investing Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020. No material financial impacts of the agreement were realized in the Company’s earnings during the years ended December 31, 2019, 2020, or 2021.

During December 2020, the Company entered into an agreement with Boeing to compensate the Company for estimated financial damages incurred during 2020 related to the grounding of the MAX. The terms of the agreement are confidential, but the compensation is in the form of credit memos taken against future payments due to Boeing as aircraft have been and are delivered in accordance with the amended delivery schedule, or as future progress payments are due. In accordance with applicable accounting principles, the Company has accounted for substantially all of the compensation received from Boeing as a reduction in cost basis spread across both the existing owned MAX in the Company’s fleet, and the Company’s future firm aircraft deliveries from Boeing as of the date of the agreement. No material financial impacts of the agreement were realized in the Company’s earnings for the year ended December 31, 2021.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2022 expressed an unqualified opinion thereon.

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

Notes to Consolidated Financial Statements

Valuation of financial derivative instruments
Description of the Matter
As explained in Notes 1, 11, and 12 to the financial statements, the Company’s fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange and require the Company to estimate their fair values. The fair value of fuel option contracts are determined using option pricing models with inputs about commodity prices, strike prices, risk-free interest rates, term to expiration and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3 fair value measures. The Company analyzes volatility information for reasonableness and compares it to similar information received from external sources and limited observable market data. The fair value of the option contracts considers both the intrinsic value and any remaining time value associated with the derivatives that have not settled. Auditing the fair value measurement of fuel option contracts is complex and requires significant judgment in order to evaluate the application of the option pricing model and evaluating the reasonableness of the unobservable input of implied volatility used in the fair value measurement of the Company’s fuel option contracts.

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

Air traffic liability breakage
Description of the Matter
As explained in Notes 1 and 6, tickets sold, but not yet used, are initially deferred as Air traffic liability, and are recognized in passenger revenue when transportation is provided. The Company estimates the amount of tickets that expire unused and recognizes such amounts in Passenger revenue once the scheduled flight date passes in proportion to the pattern of flights taken by the customers. During 2020, the Company experienced a significantly higher number of customer-driven flight cancellations related to the COVID-19 pandemic, and extended the expiration date for certain travel funds to September 7, 2022. At December 31, 2021, $1.3 billion of these extended funds remained available for customers to use on future travel.

Auditing the Company’s breakage estimates on these extended funds requires judgment, as the Company has limited historical data available to predict both the amount of these funds estimated to expire and the expected pattern of flights to be taken by customers holding extended travel funds, since historically travel funds expired within 12 months of the original date of sale. In making its estimates, the Company considers historical customer travel behavior, as well as assumptions about customers’ future travel behavior, which can be impacted by many factors including ticketing and other policies, fares, seat availability, and other economic factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s determination of the breakage estimate, including controls over management’s review of the estimation of breakage and the completeness and accuracy of the historical data analyzed as part of the breakage estimate.

We evaluated management’s assumptions used in the breakage calculation by comparing current and historical actual expirations to the Company’s estimates. Additionally, among other procedures, we assessed the reasonableness of other assumptions made by the Company as part of the breakage estimate, including the consideration of the constraint on variable consideration on cumulative revenue recognized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.

Dallas, Texas
February 4, 2022

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 4, 2022 expressed an unqualified opinion thereon.

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

Notes to Consolidated Financial Statements

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
February 4, 2022

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,561,384	(1)	$—	(2)	22,036,227	(3)
Equity Compensation Plans not Approved by Security Holders	—		$—		—
Total	2,561,384		$—	(2)	22,036,227

(1)Restricted share units settleable in shares of the Company’s common stock.
(2)Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.
(3) Of these shares, (i) 4,879,534 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 17,156,693 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,071,969 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The Company's independent registered public accounting firm is Ernst & Young, LLP, Dallas, TX, Auditor Firm ID: 42.

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.8
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

10.11
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.12
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.12(a)
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (effective 2021) (incorporated by reference to Exhibit 10.13(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.13
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

10.14
First Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of March 30, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

10.15
Second Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, among Southwest Airlines Co., the banks party thereto, JP Morgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., and Citibank, N.A., as Co-Administrative Agents, dated as of November 23, 2020 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)).

10.16
Mortgage and Security Agreement Supplement No. 1, dated March 30, 2021, between Southwest Airlines Co. and JPMorgan Chase Bank, N.A., acting as an administrative agent, pursuant to the Revolving Credit Facility Agreement dated as of August 3, 2016, as amended (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)).

10.17
Third Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, and the Second Amendment dated as of November 23, 2020, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of July 28, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (File No. 1-7259)).

10.18
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company; Supplemental Agreement No. 1; Supplemental Agreement No. 2; Supplemental Agreement No. 3; Supplemental Agreement No. 4; Supplemental Agreement No. 5; Supplemental Agreement No. 6; Supplemental Agreement No. 7; Supplemental Letter Agreement No. 6-1162-KLK-0059R3; Supplemental Agreement No. 8; Supplemental Agreement No. 9; Supplemental Agreement No. 10; and Supplemental Letter Agreement No. 03729-LA-1808800. (1)

10.18(a)
Supplemental Agreement No. 11 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-MISC-2001512 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CJM-039 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Agreement No. 12 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CAF-0390R2 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 13 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 14 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 15 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)). (1)

10.19	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.20
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of January 1, 2018) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (2)

10.21
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.21(a)
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (effective 2021) (incorporated by reference to Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.22
Payroll Support Program Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

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

10.25
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

10.28
Form of Performance-Based Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.29
Payroll Support Program 3 Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 23, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)).

10.30
Warrant Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 23, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)).

10.31
Promissory Note, from Southwest Airlines Co. to the United States Department of the Treasury, dated April 23, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)).

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

(1)Certain confidential information contained in this agreement has been omitted because it is both not material and is of the type that the registrant treats as private or confidential.
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

SOUTHWEST AIRLINES CO.

February 4, 2022	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 4, 2022, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ ROBERT E. JORDAN	Chief Executive Officer and Director (Principal Executive Officer)
Robert E. Jordan

/s/ TAMMY ROMO	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ GARY C. KELLY	Executive Chairman of the Board
Gary C. Kelly

/s/ RON RICKS	Vice Chairman of the Board
Ron Ricks

/s/ DAVID W. BIEGLER	Director
David W. Biegler

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ JOHN G. DENISON	Director
John G. Denison

/s/ THOMAS W. GILLIGAN	Director
Thomas W. Gilligan

/s/ DAVID P. HESS	Director
David P. Hess

/s/ GRACE D. LIEBLEIN	Director
Grace D. Lieblein

/s/ NANCY B. LOEFFLER	Director
Nancy B. Loeffler

/s/ JOHN T. MONTFORD	Director
John T. Montford