Form 10-Q
period 2022-03-31
SOUTHWEST AIRLINES CO
filed 2022-05-02
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on April 28, 2022: 592,956,438

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2022 and 2021
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,098	$12,480
Short-term investments	2,642	3,024
Accounts and other receivables	1,692	1,357
Inventories of parts and supplies, at cost	623	537
Prepaid expenses and other current assets	767	638
Total current assets	18,822	18,036

Property and equipment, at cost:
Flight equipment	21,147	21,226
Ground property and equipment	6,472	6,342
Deposits on flight equipment purchase contracts	254	—
Assets constructed for others	9	6
	27,882	27,574
Less allowance for depreciation and amortization	12,945	12,732
	14,937	14,842
Goodwill	970	970
Operating lease right-of-use assets	1,555	1,590
Other assets	978	882
	$37,262	$36,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,648	$1,282
Accrued liabilities	1,360	1,624
Current operating lease liabilities	240	239
Air traffic liability	6,406	5,566
Current maturities of long-term debt	415	453
Total current liabilities	10,069	9,164

Long-term debt less current maturities	10,309	10,274
Air traffic liability - noncurrent	2,204	2,159
Deferred income taxes	1,826	1,770
Noncurrent operating lease liabilities	1,277	1,315
Other noncurrent liabilities	1,160	1,224
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	3,940	4,224
Retained earnings	15,551	15,774
Accumulated other comprehensive income	891	388
Treasury stock, at cost	(10,853)	(10,860)
Total stockholders' equity	10,417	10,414
	$37,262	$36,320

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2022	2021
OPERATING REVENUES:
Passenger	$4,135	$1,712
Freight	42	43
Other	517	297
Total operating revenues	4,694	2,052

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	2,229	1,571
Payroll support and voluntary Employee programs, net	—	(1,448)
Fuel and oil	1,004	469
Maintenance materials and repairs	211	173
Landing fees and airport rentals	346	313
Depreciation and amortization	324	312
Other operating expenses	731	463
Total operating expenses, net	4,845	1,853

OPERATING INCOME (LOSS)	(151)	199

OTHER EXPENSES (INCOME):
Interest expense	93	114
Capitalized interest	(9)	(11)
Interest income	(3)	(2)
Other (gains) losses, net	144	(48)
Total other expenses (income)	225	53

INCOME (LOSS) BEFORE INCOME TAXES	(376)	146
PROVISION (BENEFIT) FOR INCOME TAXES	(98)	30

NET INCOME (LOSS)	$(278)	$116

NET INCOME (LOSS) PER SHARE, BASIC	$(0.47)	$0.20

NET INCOME (LOSS) PER SHARE, DILUTED	$(0.47)	$0.19

COMPREHENSIVE INCOME	$225	$180

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	592	591
Diluted	592	609
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt (See Note 3)	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	—	—	7	7
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	(278)	503	—	225
Balance at March 31, 2022	$888	$3,940	$15,551	$891	$(10,853)	$10,417

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments	—	—	19	(19)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	8	—
Share-based compensation	—	14	—	—	—	14
Stock warrants	—	23	—	—	—	23
Comprehensive income	—	—	116	64	—	180
Balance at March 31, 2021	$888	$4,220	$14,912	$(60)	$(10,867)	$9,093
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(278)	$116
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	324	312
Impairment of long-lived assets	16	—
Unrealized mark-to-market adjustment on available for sale securities	5	—
Unrealized/realized (gain) loss on fuel derivative instruments	34	(7)
Deferred income taxes	(97)	5
Loss on partial extinguishment of convertible and unsecured notes	72	—
Changes in certain assets and liabilities:
Accounts and other receivables	(334)	(234)
Other assets	(44)	(11)
Accounts payable and accrued liabilities	177	(66)
Air traffic liability	885	599
Other liabilities	(105)	(122)
Cash collateral received from derivative counterparties	385	38
Other, net	31	15
Net cash provided by operating activities	1,071	645

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(510)	(95)
Assets constructed for others	(4)	—
Purchases of short-term investments	(925)	(1,324)
Proceeds from sales of short-term and other investments	1,300	1,218
Net cash used in investing activities	(139)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Payroll Support Program loan and warrants	—	511
Proceeds from Employee stock plans	6	13
Payments of long-term debt and finance lease obligations	(93)	(67)
Payments for repurchases and conversions of convertible debt	(230)	—
Other, net	3	7
Net cash provided by (used in) financing activities	(314)	464

NET CHANGE IN CASH AND CASH EQUIVALENTS	618	908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,480	11,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,098	$11,971

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$20	$17
Income taxes	$4	$1

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt (See Note 3)	$245	$—
Right-of-use assets acquired under operating leases	$24	$218
Flight equipment acquired against supplier credit memo	$—	$305
Assets constructed for others	$—	$32
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. Worldwide Pandemic
3. New Accounting Pronouncements
4. Financial Derivative Instruments
5. Comprehensive Income (Loss)
6. Revenue
7. Net Income (Loss) Per Share
8. Fair Value Measurements
9. Supplemental Financial Information
10. Commitments and Contingencies
11. Financing Activities

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

1.    BASIS OF PRESENTATION

Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. The unaudited Condensed Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2022 and 2021 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, beginning in early 2020, as a result of the COVID-19 pandemic, the Company's results have not always been in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2022. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company experienced significant disruptions in travel and reduced bookings throughout the remainder of 2020 and for the entirety of 2021 as a result of the pandemic and subsequent variants of COVID-19. Following a significant negative impact to revenues and bookings in January and February 2022, which included increased trip cancellations and staffing challenges associated with the Omicron variant, the Company saw improvements in revenue trends in March 2022 as COVID-19 cases significantly trended downward. The Company continues to monitor demand for air travel and proactively adjust its published flight schedules and capacity.

Since the start of the pandemic, the Company entered into definitive documentation with the United States Department of the Treasury ("Treasury") with respect to payroll funding support ("Payroll Support") pursuant to three separate Payroll Support programs: the "PSP1 Payroll Support Program" in April 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"); the "PSP2 Payroll Support Program” in January 2021 under the Consolidated Appropriations Act, 2021; and the "PSP3 Payroll Support Program" in April 2021 under the American Rescue Plan Act of 2021.

As consideration for each of these Payroll Support programs, the Company issued a promissory note in favor of Treasury and entered into a warrant agreement with Treasury. The following table provides the details from the PSP1, PSP2 and PSP3 Payroll Support programs:

(dollars in millions, shares in thousands)	Grant	Promissory Note	Warrants	Total Payroll Support Proceeds	Warrants (shares)	Warrant strike price	Promissory Note Maturity Date

PSP1	$2,337	$976	$40	$3,354	2,676	$36.47/share	April 19, 2030

PSP2	$1,393	$566	$27	$1,987	1,223	$46.28/share	January 15, 2031

PSP3	$1,310	$526	$18	$1,852	899	$58.51/share	April 23, 2031

Total	$5,040	$2,068	$85	$7,193	4,798
In connection with the receipt of Payroll Support, the Company is subject to certain restrictions, including the elimination of share repurchases and dividends through September 30, 2022; and limits on executive compensation until April 1, 2023.

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. All grant portions of the Payroll Support programs received had been allocated and classified as a contra-expense line item in the Company's financial statements by the end of 2021, including approximately $1.2 billion for the three months ended March 31, 2021 in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

On June 1, 2020, the Company announced Voluntary Separation Program 2020 ("Voluntary Separation Program"), a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service. A total of over 4,200 Employees elected to participate in Voluntary Separation Program.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

In conjunction with Voluntary Separation Program, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods up to five years, all subject to early recalls. Approximately 12,000 Employees participated in the Extended ETO program in 2020 and 2021 combined. The Company had no Employees remaining on Extended ETO as of March 31, 2022.

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification ("ASC") Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $32 million of the liability balances were relieved during the first three months of 2022 through payments to Employees, leaving a balance of $296 million as of March 31, 2022, all of which relates to the Voluntary Separation Program. During first quarter 2021, the Company determined that it was no longer probable that the remaining portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $115 million credit to expense during first quarter 2021. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of March 31, 2022, four aircraft remained in storage, and given the expectation that this storage was temporary in nature, the Company has continued to record depreciation expense associated with them.

3.    NEW ACCOUNTING PRONOUNCEMENTS
On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, and the standard was adopted and applied prospectively by the Company as of January 1, 2022, but the adoption and application did not have a significant impact on the Company's financial statements and disclosures, including interim periods.

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2022, any new hedging relationships entered into after December 31, 2022, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2022, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the three months ended March 31, 2022.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock, made targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance, and amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021, and the Company adopted this standard as of January 1, 2022, utilizing the modified retrospective method. Under the modified approach, the Company applied guidance to all financial instruments that were outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Upon adoption, the Company reclassified the remaining equity component of $300 million, from Additional paid-in capital to Long-term debt associated with its 1.25% Convertible Senior Notes due 2025 (the “Convertible Notes”), and no longer records amortization of the debt discount to Interest expense. The cumulative effect from prior period amortization of the debt discount that has been recorded to Interest expense, offset by reductions to Capital in excess of par value related to the requisition of the equity component through previous repurchases, resulted in a $55 million adjustment to the opening balance of Retained earnings upon adoption. The new standard requires the use of the if-converted method to calculate diluted EPS, which is generally more dilutive, rather than the treasury stock method as was the Company's policy pre-adoption. The first quarter 2022 impact of adopting this new standard was an increase to the Company's Net loss in the amount of $36 million, or $0.06 per diluted share, as a result of higher losses recognized on the Company’s extinguishment transactions following the elimination of the equity component of the Convertible Notes, partially offset by the elimination of the non-cash interest expense associated with the prior debt discount amortization. See Note 7.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

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

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	March 31, 2022	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2022
Remainder of 2022	915	WTI crude oil and Brent crude oil
2023	769	WTI crude oil and Brent crude oil
2024	358	WTI crude oil and Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices and the Company's flight schedule fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Qualification is re-evaluated quarterly, and all periodic changes in fair value of the derivatives designated as hedges are recorded in Accumulated other comprehensive income ("AOCI") until the underlying jet fuel is consumed. See Note 5.

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

During 2021, as a result of the drop in demand for air travel compared with 2019 due to the pandemic, the Company was in an estimated "over-hedged" position and was required to de-designate a portion of its fuel hedges for hedge accounting purposes. However, the impact of such de-designations was not material to 2021 financial results.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2022	12/31/2021	3/31/2022	12/31/2021
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$849	$409	$—	$—
Fuel derivative contracts (gross)	Other assets	470	287	—	—
Interest rate derivative contracts	Other assets	3	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	1	4
Total derivatives designated as hedges		$1,322	$696	$1	$4
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$—	$46	$—
Total derivatives		$1,322	$696	$47	$4
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2022	2021
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$410	$80
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	150	95
Receivable from third parties for fuel contracts	Accounts and other receivables	111	8

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of March 31, 2022, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet		Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$849	$(456)	(b)	$393		$409	$(80)	$329
Fuel derivative contracts	Other assets	$470	$(150)		$320	(a)	$287	$(95)	$192	(a)
Interest rate derivative contracts	Other assets	$3	$—		$3	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.
(b) Includes the current portion of cash collateral deposits held from counterparties and derivative liability associated with fuel contracts.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$456	$(456)	(b)	$—		$80	$(80)	$—
Fuel derivative contracts	Other assets	$150	$(150)		$—	(a)	$95	$(95)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$1	$—		$1		$4	$—	$4
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.
(b) Includes the current portion of cash collateral deposits held from counterparties and derivative liability associated with fuel contracts.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended March 31, 2022			Three months ended March 31, 2021
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Interest expense
Total	$(203)	$—	$2	$16	$6	$1

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(203)	—	—	16	6	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	2	—	—	1

Derivatives designated and qualified in cash flow hedging relationships
	Gain recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2022	2021
Fuel derivative contracts	$654	$84
Interest rate derivatives	4	9
Total	$658	$93

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	March 31,
(in millions)	2022	2021
Fuel derivative contracts	$34	$(5)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2022 and 2021. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

table presents the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	March 31,
(in millions)	2022	2021
Fuel derivative contracts designated as hedges	$26	$14	Fuel and oil
Fuel derivative contracts not designated as hedges	—	11	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of March 31, 2022, recorded in AOCI, were approximately $578 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2022.

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

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2022, at which such postings are triggered:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$315	$161	$303	$124	$146	$96	$101	$27	$1,273
Cash collateral held from CP	341	25	84	19	58	33	—	—	560
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
(a) Individual counterparties with fair value of fuel derivatives < $16 million.
(b) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income (loss) and Comprehensive income (loss) for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in millions)	2022	2021
NET INCOME (LOSS)	$(278)	$116
Unrealized gain on fuel derivative instruments, net of deferred taxes of $151 and $30	498	101
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $3	5	10
Other, net of deferred taxes of $— and ($13)	—	(47)
Total other comprehensive income	$503	$64
COMPREHENSIVE INCOME	$225	$180

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2022:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax	Accumulated other comprehensive income
Balance at December 31, 2021	$492	$(57)	$66	$(113)	$388
Changes in fair value	852	5	—	(199)	658
Reclassification to earnings	(203)	2	—	46	(155)
Balance at March 31, 2022	$1,141	$(50)	$66	$(266)	$891

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2022:

Three months ended March 31, 2022
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized gain on fuel derivative instruments	$(203)	Fuel and oil expense
	(47)	Less: Tax expense
	$(156)	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Interest expense
	1	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$(155)	Net of tax

6.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in millions)	2022	2021
Passenger non-loyalty	$3,364	$1,354
Passenger loyalty - air transportation	624	278
Passenger ancillary sold separately	147	80
Total passenger revenues	$4,135	$1,712

As of March 31, 2022, and December 31, 2021, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2022	December 31, 2021
Air traffic liability - passenger travel and ancillary passenger services	$3,726	$2,936
Air traffic liability - loyalty program	4,884	4,789
Total Air traffic liability	$8,610	$7,725

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, although they remain reusable, for a period of time, in the form of a flight credit that can be applied towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three months ended March 31,
	2022	2021
Air traffic liability - loyalty program - beginning balance	$4,789	$4,447
Amounts deferred associated with points awarded	736	466
Revenue recognized from points redeemed - Passenger	(624)	(278)
Revenue recognized from points redeemed - Other	(17)	(12)
Air traffic liability - loyalty program - ending balance	$4,884	$4,623

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2022 and 2021 were as follows (in millions):

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,038
Revenue from amounts included in contract liability opening balances	(1,881)
Revenue from current period sales	(2,272)
Balance at March 31, 2022	$8,610

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	2,324
Revenue from amounts included in contract liability opening balances	(743)
Revenue from current period sales	(982)
Balance at March 31, 2021	$7,732

During 2020 and in parts of 2021, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer travel funds held in Air traffic liability that are estimated to be redeemed for future travel as of March 31, 2022, remains much higher than historical levels. The amount of such Customer funds represents approximately 9 percent and 16 percent of the total Air traffic liability balance at March 31, 2022, and December 31, 2021, respectively, compared to approximately 2 percent of the Air traffic liability balance as of December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer travel funds created or that would have otherwise expired between March 1 and September 7, 2020 associated with flight cancellations, the Company extended the expiration date to September 7, 2022. At March 31, 2022, $1.2 billion of extended Customer travel funds with a September 7, 2022 expiration date remain in Air traffic liability, although the Company has estimated that a portion of those will not be redeemed. As a result, recognition of these travel funds as flown revenue, refunds, or breakage revenue will likely be more volatile over the remaining life of these funds and may not be comparable to historical trends.

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended March 31, 2022 and 2021, the Company recognized $486 million and $280 million, respectively.

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

7.    NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts). For the three months ended March 31, 2022, 47 million shares related to the Convertible Notes and an immaterial number of shares related to the Company's restricted stock units and stock warrants were excluded from the denominator because inclusion of such shares would be antidilutive. An immaterial number of shares related to the Company's restricted stock units were excluded from the denominator for the three months ended March 31, 2021, because inclusion of such shares would be antidilutive.

	Three months ended March 31,
	2022		2021
NUMERATOR:
Net income (loss)	$(278)		$116

DENOMINATOR:
Weighted-average shares outstanding, basic	592		591
Dilutive effects of Convertible Notes	—	(a)	16	(b)
Dilutive effect of stock warrants	—		1
Dilutive effect of restricted stock units	—		1
Adjusted weighted-average shares outstanding, diluted	592		609

NET INCOME (LOSS) PER SHARE:
Basic	$(0.47)		$0.20
Diluted	$(0.47)		$0.19

(a) As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method for purposes of Net income (loss) per share. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is more dilutive, regardless of the type of settlement. As a result, the Company will include all shares issuable upon conversion in the denominator if the Company has Net income for the period. For the three months ended March 31, 2022, the Company incurred a Net loss, thus all shares are considered antidilutive and have been excluded from the denominator. See Notes 3 and 11 for further information regarding the new standard and the Convertible Notes.
(b) Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for the purposes of Net income (loss) per share. For the three months ended March 31, 2021, the average market price of the Company's common stock exceeded the conversion price per share of $38.48 and as such, the common shares underlying the Convertible Notes were included in the diluted calculation.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of March 31, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and certificates of deposit), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,478	$12,478	$—	$—
Commercial paper	270	—	270	—
Time deposits	350	—	350	—
Short-term investments:
Treasury bills	2,292	2,292	—	—
Certificates of deposit	25	—	25	—
Time deposits	325	—	325	—
Fuel derivatives:
Option contracts (b)	1,319	—	—	1,319
Interest rate derivatives (see Note 4)	3	—	3	—
Equity Securities	261	261	—	—
Total assets	$17,323	$15,031	$973	$1,319
Liabilities
Fuel derivatives:
Option contracts (b)	$(46)	$—	$—	$(46)
Interest rate derivatives (see Note 4)	(1)	—	(1)	—
Total liabilities	$(47)	$—	$(1)	$(46)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,340	$12,340	$—	$—
Commercial paper	90	—	90	—
Time deposits	50	—	50	—
Short-term investments:
Treasury bills	2,399	2,399	—	—
Time deposits	625	—	625	—
Fuel derivatives:
Option contracts (b)	696	—	—	696
Equity Securities	288	288	—	—
Total assets	$16,488	$15,027	$765	$696
Liabilities
Interest rate derivatives (see Note 4)	$(4)	$—	$(4)	$—

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022, or the year ended December 31, 2021. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2021	$696
Total gains (losses) for the period
Included in earnings	(34)	(a)
Included in other comprehensive income	852
Sales	(12)	(b)
Settlements	(229)
Balance at March 31, 2022	$1,273
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022	$(34)	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022	$719
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).
(b) The sale of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2022:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Second quarter 2022	47-73%	57%
			Third quarter 2022	47-67%	54%
			Fourth quarter 2022	42-59%	49%
			2023	32-51%	43%
			2024	27-42%	33%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2022, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due November 2022	$300	$301	Level 2
Pass Through Certificates due August 2022 - 6.19%	33	33	Level 2
4.75% Notes due 2023	1,250	1,280	Level 2
1.25% Convertible Notes due 2025	1,933	2,644	Level 2
5.25% Notes due 2025	1,550	1,627	Level 2
3.00% Notes due 2026	300	295	Level 2
3.45% Notes due 2027	300	297	Level 2
5.125% Notes due 2027	1,970	2,106	Level 2
7.375% Debentures due 2027	116	131	Level 2
2.625% Notes due 2030	500	459	Level 2
1.000% PSP1 due 2030	976	919	Level 3
1.000% PSP2 due 2031	566	523	Level 3
1.000% PSP3 due 2031	526	483	Level 3

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2022	December 31, 2021
Trade receivables	$70	$58
Credit card receivables	217	83
Business partners and other suppliers	497	432
Taxes receivable	698	699
Fuel hedging and receivables	111	8
Other	99	77
Accounts and other receivables	$1,692	$1,357

(in millions)	March 31, 2022	December 31, 2021
Derivative contracts	$323	$192
Intangible assets, net	295	295
Other	360	395
Other assets	$978	$882

(in millions)	March 31, 2022	December 31, 2021
Accounts payable trade	$320	$156
Salaries payable	259	287
Taxes payable excluding income taxes	319	200
Aircraft maintenance payable	53	42
Fuel payable	208	170
Other payable	489	427
Accounts payable	$1,648	$1,282

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	March 31, 2022	December 31, 2021
Voluntary Separation Program	$85	$92
Profitsharing and savings plans	65	262
Vacation pay	456	451
Health	153	152
Workers compensation	138	141
Property and income taxes	61	65
Interest	107	46
Deferred supplier payments (a)	—	80
Other	295	335
Accrued liabilities	$1,360	$1,624

(in millions)	March 31, 2022	December 31, 2021
Voluntary Separation Program	$211	$233
Postretirement obligation	333	330
Other deferred compensation	334	369
Other	282	292
Other noncurrent liabilities	$1,160	$1,224
(a) Represents amounts owed at December 31, 2021 for aircraft deliveries received that will be relieved via future payments to supplier.

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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the Federal Aviation Administration ("FAA"), the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC (the "Series 2010" bonds and the "Series 2012" bonds). Given the Company’s guarantee associated with the bonds issued to fund LFMP, the remaining debt service amount was considered a minimum lease payment under the adoption of ASC Topic 842, Leases, and therefore was recorded as a lease liability with a corresponding right-of-use asset within the Company’s unaudited Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

All of the outstanding Series 2010 bonds, in the principal amount of $310 million, were redeemed by LFAMC on September 28, 2021 (Redemption Date) at the redemption price plus accrued interest of $7 million. The source of the funds used to pay the principal and interest on the Series 2010 bonds was proceeds from the sale of LFAMC General Airport Revenue Bonds, Series 2021, which also occurred on the Redemption Date. As the Series 2010 bonds have been fully repaid following the Redemption Date, the Company's guarantee associated with the Series 2010 bonds no longer exists. This refinancing transaction was considered a lease modification in accordance with applicable guidance, and the Company's obligation was remeasured as of the transaction date. This remeasurement resulted in a reduction of the Company's right-of-use asset and lease liability in the amount of $343 million.

As of March 31, 2022, $79 million of principal remained outstanding associated with the Series 2012 bonds. The net present value of the future principal and interest payments associated with the Series 2012 bonds was $89 million as of March 31, 2022, and was reflected as part of the Company's operating lease right-of-use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

Based on growth opportunities and ongoing fleet modernization plans for more fuel efficient aircraft, during first quarter 2022, the Company exercised 15 Boeing 737-8 ("-8") options for delivery in 2022 and 12 Boeing 737-7 ("-7") options for delivery in 2023. Fleet and capacity plans will continue to evolve as the Company manages through the COVID-19 recovery period, and it will continue to evaluate its remaining Boeing 737 MAX ("MAX") options for 2022. However, with its cost-effective order book, the Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. Additional information regarding the Company's delivery schedule is included in the following table as of March 31, 2022:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2022	72		15		27	114
2023	64		—		26	90
2024	30		—		56	86
2025	30		—		56	86
2026	15		15		40	70
2027	15		15		6	36
2028	15		15		—	30
2029	20		30		—	50
2030	15		45		—	60
2031	—		10		—	10
	276	(a)	145	(b)	211	632

(a) The delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurance that current estimations and timelines are correct. The Company entered into an agreement with Boeing in April 2022 to replace the majority of its -7 firm orders with -8 firm orders in the short-term, among other adjustments to its near-term order book.
(b) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.

Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of March 31, 2022, were: $2.1 billion remaining in 2022, $1.9 billion in 2023, $1.0 billion in 2024, $839 million in 2025, $975 million in 2026, $1.0 billion in 2027, and $6.0 billion thereafter. In addition, subsequent to March 31, 2022, and through May 2, 2022, due to the current status of the -7 certification, the Company converted 40 2022 -7 firm orders into 2022 -8 orders, moved one 2022 -7 firm order into 2023, and accelerated one 2023 -8 option into

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

2022. In April 2022, the Company also exercised 16 -8 options for delivery in 2022, exercised 2 -7 options for delivery in 2023, accelerated and exercised 10 2023 -8 options into 2022, and shifted 10 2022 MAX firm orders into 2023. Combined, the Company's aircraft order book activity subsequent to March 31, 2022, has resulted in additional capital commitments associated with firm orders of $689 million and $188 million in 2022 and 2023, respectively.

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

11. FINANCING ACTIVITIES

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate of 1.25% and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears on May 1 and November 1, beginning November 1, 2020.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. As of March 31, 2022, the conditions were not met to convert.

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

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company adopted ASU 2020-06, as of January 1, 2022, utilizing the modified retrospective method approach. See Note 3 for further information. Upon adoption, the Company reclassified the remaining equity component, of $300 million, from Additional paid-in capital to Long-term debt associated with its Convertible Notes, and no longer records amortization of the debt discount to Interest expense. The following table details the equity and liability component recognized related to the Convertible Notes, prior to and following the adoption of ASU 2020-06:

(in millions)	March 31, 2022	December 31, 2021
Equity component:
Carrying amount of Convertible Notes	$—	$311
Carrying amount of issuance costs	—	(11)
Net carrying amount	$—	$300
Liability component:
Principal amount	$1,933	$2,097
Unamortized debt discount	—	(255)
Net carrying amount	$1,933	$1,842

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended March 31,
(in millions)	2022	2021
Non-cash amortization of the debt discount	$—	$19
Non-cash amortization of debt issuance costs	3	2
Contractual coupon interest	6	7
Total interest expense	$9	$28

The unamortized debt issuance costs have historically been recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to conversion terms, contingencies, or exercise prices during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company paid $323 million in debt and finance lease obligations, including the extinguishment of $164 million in principal of the Convertible Notes for $230 million in cash. The Company accounted for these repurchases as a partial debt extinguishment, which resulted in (i) a loss of $69 million reflected in Other (gains) losses, net, and (ii) a $3 million reduction in remaining unamortized debt issuance costs in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022. In addition the Company recorded the extinguishment of $30 million in principal of its 5.125% Notes due 2027 for a cash payment of $34 million, which resulted in a loss of $3 million reflected in Other (gains) losses, net, during the three months ended March 31, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2022, 2021, and 2019 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. The Company believes a comparison of its first quarter 2022 operating statistics to first quarter 2019 (pre-pandemic) is relevant and useful as the Company continues to recover from the pandemic. In the first three months of 2021 and 2022, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

	Three months ended March 31,
	2022	2021	2022 Change to 2021		2019	2022 Change to 2019
Revenue passengers carried (000s)	26,029	14,225	83.0%		31,296	(16.8)%
Enplaned passengers (000s)	32,005	17,927	78.5%		37,813	(15.4)%
Revenue passenger miles (RPMs) (in millions)(a)	26,483	14,875	78.0%		30,704	(13.7)%
Available seat miles (ASMs) (in millions)(b)	34,384	23,146	48.6%		37,885	(9.2)%
Load factor(c)	77.0%	64.3%	12.7	pts.	81.0%	(4.0)	pts.
Average length of passenger haul (miles)	1,017	1,046	(2.8)%		981	3.7%
Average aircraft stage length (miles)	765	772	(0.9)%		751	1.9%
Trips flown	287,751	192,401	49.6%		326,390	(11.8)%
Seats flown (000s)(d)	44,547	29,791	49.5%		49,473	(10.0)%
Seats per trip(e)	154.8	154.8	—%		151.6	2.1%
Average passenger fare	$158.88	$120.36	32.0%		$151.61	4.8%
Passenger revenue yield per RPM (cents)(f)	15.62	11.51	35.7%		15.45	1.1%
Operating revenues per ASM (cents)(g)	13.65	8.86	54.1%		13.59	0.4%
Passenger revenue per ASM (cents)(h)	12.03	7.40	62.6%		12.52	(3.9)%
Operating expenses per ASM (cents)(i)	14.09	8.00	76.1%		12.26	14.9%
Operating expenses per ASM, excluding fuel (cents)	11.17	5.98	86.8%		9.58	16.6%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.06	5.88	88.1%		9.35	18.3%
Fuel costs per gallon, including fuel tax	$2.30	$1.63	41.1%		$2.05	12.2%
Fuel costs per gallon, including fuel tax, economic	$2.30	$1.70	35.3%		$2.05	12.2%
Fuel consumed, in gallons (millions)	436	286	52.4%		493	(11.6)%
Active fulltime equivalent Employees(j)	58,865	56,051	5.0%		59,436	(1.0)%
Aircraft at end of period(k)	722	730	(1.1)%		753	(4.1)%

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
(i) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs", "cost per available seat mile," or "CASM" this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(j) Included 8,164 Employees on Extended Emergency Time Off as of March 31, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included four Boeing 737 Next Generation aircraft in temporary storage as of March 31, 2022. Also included seven Boeing 737 MAX ("MAX") and 59 Boeing 737 Next Generation aircraft in temporary storage as of March 31, 2021.

Financial Overview

Since late February 2020, the Company has experienced negative impacts associated with the COVID-19 pandemic; however, the Company saw steady improvement throughout much of 2021 and 2022, with intermittent periods of decelerated demand that coincided with COVID-19 variant surges. The Company's financial results in both years, on both an accounting principles generally accepted in the United States ("GAAP") and Non-GAAP basis, were significantly impacted by the pandemic and the resulting effect on demand and passenger bookings.

The Company recorded first quarter GAAP and non-GAAP results for 2022, 2021, and 2019 as noted in the following tables. The Company believes comparisons of certain financial results to 2019 continue to be relevant given the significant impacts in 2020 and 2021 resulting from the pandemic. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended March 31,
(in millions, except per share amounts)
GAAP	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating income (loss)	$(151)	$199	n.m.	$505	n.m.
Net income (loss)	$(278)	$116	n.m.	$387	n.m.
Net income (loss) per share, diluted	$(0.47)	$0.19	n.m.	$0.70	n.m.

Non-GAAP
Operating income (loss)	$(135)	$(1,269)	(89.4)	$505	n.m.
Net income (loss)	$(191)	$(1,015)	(81.2)	$387	n.m.
Net income (loss) per share, diluted	$(0.32)	$(1.72)	(81.2)	$0.70	n.m.

The Company's GAAP financial results were comparatively worse in first quarter 2022 versus first quarter 2021, primarily due to $1.2 billion in grant allocations of payroll funding support ("Payroll Support") from the United States Department of the Treasury ("Treasury") in 2021 utilized to fund a portion of salaries, wages, and benefits. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. On a non-GAAP basis, the Company's Operating loss and Net loss improved significantly in first quarter 2022 versus the same prior year period due to the significant recovery in travel demand, which was aided by a reduction in COVID-19 cases and hospitalizations, a significant increase in vaccinations, and a decline in travel-related restrictions across the United States. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These impacts combined resulted in a 128.8 percent increase in Operating revenues for the three months ended March 31, 2022, versus the same prior year period. Operating revenues for first quarter 2022 continued to fall below first quarter 2019 pre-pandemic levels primarily due to lower capacity and load factors in first quarter 2022; however, Operating expenses exceeded first quarter 2019 pre-pandemic levels primarily due to higher salaries, wages and benefits and fuel prices in first quarter 2022.

2022 Outlook

The following tables present current selected financial guidance for second quarter and full year 2022:

2Q 2022 Estimation
Operating revenue compared with 2019 (a)	Up 8% to 12%
Load factor	~85%
ASMs compared with 2019	Down ~7%
Economic fuel costs per gallon (b)(c)	$3.05 to $3.15
Fuel hedging premium expense per gallon	$0.05
Fuel hedging cash settlement gains per gallon	$0.61
ASMs per gallon (fuel efficiency)	76 to 78
CASM-X (d) compared with 2019 (e)	Up 14% to 18%
Debt repayments (millions)	~$20
Interest expense (millions)	~$90

2022 Estimation
ASMs compared with 2019 (f)	Down ~4%
Economic fuel costs per gallon (b)(c)	$2.75 to $2.85
Fuel hedging premium expense per gallon	$0.04
Fuel hedging cash settlement gains per gallon	$0.54
CASM-X (d) compared with 2019 (e)	Up 12% to 16%
Debt repayments (millions)	~$650
Interest expense (millions)	~$360
Aircraft (g)	814
Effective tax rate (h)	24% to 26%
Capital spending (billions) (i)	~$5.0
(a) The Company believes that operating revenues compared with 2019 is a relevant measure of performance due to the significant impacts in 2020 and 2021 from the pandemic.
(b) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Items (also referred to as "excluding special items").
(c) Based on the Company's existing fuel derivative contracts and market prices as of April 21, 2022, second quarter, second half, and full year 2022 economic fuel costs per gallon are estimated to be in the range of $3.05 to $3.15, $2.75 to $2.85, and $2.75 to $2.85, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Operating expenses per available seat mile, excluding fuel and oil expense, profitsharing, and special items.
(e) Projections do not reflect the potential impact of fuel and oil expense, special items, and profitsharing because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.
(f) While the Company's flight schedule remains published for sale through November 5, 2022, the Company recently adjusted its published flight schedules for June through August 2022 to provide additional buffer to the operation in light of continued available staffing challenges headed into the busy summer travel season. The Company will continue to monitor staffing trends, along with booking and cancellation trends, and adjust capacity, as needed. As such, the Company's actual flown capacity may differ from currently published flight schedules or current guidance.
(g) Aircraft on property, end of period; net of 22 retirements planned in the remaining three quarters of 2022. Reflects all exercised activity as of April 28, 2022 and the assumption that the Company exercises all 12 remaining 2022 options. The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.
(h) The Company's estimated effective tax rate is impacted by the extinguishment of $164 million in principal of its 1.25% Convertible Senior Notes due 2025 (the “Convertible Notes”) for a cash payment of $230 million, which occurred in first quarter 2022. The loss on partial extinguishment of Convertible Notes is largely disallowed as a deduction for tax purposes.

(i) Represents current contractual payments to Boeing for firm aircraft and the assumptions that the Company exercises all 12 remaining 2022 options, in addition to ~$900 million non-aircraft capital spending. Excluding any further option exercises, the Company's 2022 capital spending would be ~$4.2 billion, also including ~$900 million in non-aircraft capital spending.

COVID-19 Pandemic Impacts
As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has received significant financial assistance from Treasury in the form of Payroll Support, and this assistance had a significant impact on the Company's reported GAAP financial results in 2021. Such impact ended in third quarter 2021, and the Company's first quarter 2022 results did not reflect the benefit of this Payroll Support, and its future periods are not expected to benefit from such Payroll Support. However, future cash flows will be impacted through the portion of Payroll Support that was in the form of loans that will have to be repaid to Treasury.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 ("Voluntary Separation Program") and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs associated with the impacts of the pandemic. Approximately 16,000 Employees elected to participate in one of these programs. All Employees that elected to participate in the Extended ETO program have since returned or been recalled to work, or have chosen to permanently separate from the Company, and no Employees remained on Extended ETO as of March 31, 2022. The Company realized approximately $1.1 billion of full year 2021 cost savings from the Voluntary Separation Program and Extended ETO but expects no material cost savings from these programs in 2022 and beyond. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
The Company continues to have a smaller workforce than it did prior to the COVID-19 pandemic. However, in addition to recalling all of the Employees that participated in Extended ETO, the Company met its 2021 hiring goals and is planning to add more than 10,000 additional Employees during 2022 as it strives to provide sufficient staffing to support its anticipated flight schedule plans for 2022 and beyond. For the three months ended March 31, 2022, the Company met its hiring goals, adding 3,300 Employees, net of attrition. The Company is making additional investments to attract and retain talent, including the decision to further raise the Company's starting hourly pay rates from $15 per hour to $17 per hour for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union. The Company also continues to evaluate staffing needs to align with planned flight activity.

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

Company Overview

The Company has entered into supplemental agreements with The Boeing Company ("Boeing") to increase aircraft orders and accelerate certain options with the goal of improving potential growth opportunities, restoring its network closer to pre-pandemic levels, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company continues to expect that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 446 Boeing 737-700 ("-700") aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts.

The Company ended first quarter 2022 with 722 Boeing 737 aircraft, compared with the Company's previous guidance of 725 aircraft, due to three scheduled aircraft deliveries planned in first quarter 2022 shifting to later in 2022. As expected, the Company retired five owned -700 aircraft, and returned one leased -700 aircraft during first quarter 2022. As of March 31, 2022, four -700 aircraft remained in temporary storage due to first quarter and second quarter 2022 capacity remaining below respective 2019 levels. The Company continues to expect to retire a total of 28 -700 aircraft in 2022.

The Company has published its flight schedule through November 5, 2022. During 2022, the Company is focusing on restoring its network, primarily in cities with a very strong Customer base by adding city pair frequencies and connecting new service with existing points-of-strength to increase Customer depth.

The COVID-19 pandemic has had a particularly negative impact on international operations and led to the Company's suspension of international operations at the beginning of the pandemic. The Company has since resumed service to all 14 of its international destinations.

On March 24, 2022, the Company announced a new fare product, Wanna Get Away Plus™, expected to be available to Customers in second quarter 2022. Wanna Get Away Plus is expected to provide Customers with more flexibility, choice, and rewards for a modest buy-up from the Company's Wanna Get Away® fare product. In addition to all of the usual day of travel benefits and booking flexibility offered to Customers across all of the Company's fares, Wanna Get Away Plus provides additional benefits as compared to the Wanna Get Away fare product, including:

•Transferable flight credit(s), a new benefit that generally enables Customers to make a one-time transfer of eligible unused flight credit to a new traveler for future use;
•More flexibility through same-day confirmed change/same-day standby; and
•More earning power in the Company's Rapid Rewards® loyalty program, with 8X points awarded on flights instead of the 6X points awarded on Wanna Get Away fares.

On February 8, 2022, the Company reached a tentative collective-bargaining agreement with the Transport Workers Union Local 550 ("TWU 550"), which represents the Company's approximately 400 Employees in the Dispatchers workgroup. However, during March 2022, the TWU 550 membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with TWU 550.

On March 28, 2022, the Company reached a tentative collective-bargaining agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), which represents the Company's approximately 6,000 Customer Service Agents, Customer Representatives, and Source of Support Representatives. The ratification vote is scheduled to conclude on May 6, 2022. If the tentative agreement is ratified, it will become amendable May 6, 2026.

As part of its commitment to corporate sustainability, on April 22, 2022, the Company published its 2021 One Report describing the Company's sustainability strategies, which include the Company’s fuel conservation and emissions reduction initiatives and other efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. The Company also published its first ever Diversity, Equity, and Inclusion ("DEI") Report. A companion piece to the One Report, the DEI Report takes a deeper dive into the Company's DEI goals, commitments, and initiatives and highlights the path forward. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

Material Changes in Results of Operations

Comparison of three months ended March 31, 2022 and March 31, 2021

Operating Revenues

Total operating revenues for first quarter 2022 increased by $2.6 billion, or 128.8 percent, year-over-year, to $4.7 billion. First quarter 2022 operating revenues per ASM (RASM) were 13.65 cents, an increase of 54.1 percent, compared with first quarter 2021. The dollar increase was driven primarily by the improvements in leisure Passenger demand and bookings in first quarter 2022 versus the severe impacts to demand and bookings from the COVID-19 pandemic in first quarter 2021. In addition, demand strengthened considerably throughout the quarter, and the Company's operating revenues for March 2022 were strong and above March 2019 levels, which represented the first monthly operating revenue increase relative to respective 2019 levels since the pandemic began. For first quarter 2022, the year-over-year RASM increase was primarily driven by a 35.7 percent improvement in yield and an increase in Load factor of 12.7 points.

Passenger revenues for first quarter 2022 increased by $2.4 billion, or 141.5 percent, year-over-year. On a unit basis, Passenger revenues increased 35.7 percent, year-over-year. The year-over-year increase in Passenger revenues on both a dollar and unit basis was primarily due to easing of negative impacts associated with the COVID-19 pandemic, which resulted in improvements in Passenger demand and bookings, the majority of which were for leisure oriented travel. These increases were achieved despite $430 million of headwinds experienced during first quarter 2022. Approximately $380 million of the operating revenue headwinds related to softness in bookings and increased passenger cancellations in January and February 2022 associated with the Omicron variant, which is higher than the Company's previous estimate of $330 million. In addition, the Company's flight cancellations in January 2022 due to available staffing challenges—exacerbated by weather—resulted in a $50 million negative impact to operating revenues, as previously estimated. The Company's first quarter 2022 revenue performance from its loyalty program was strong and included incremental revenue from its new co-brand credit card agreement, as expected. First quarter 2022 managed business revenues decreased 55 percent, compared with first quarter 2019. March 2022 managed business revenues decreased 36 percent compared with March 2019, outperforming the Company's previous guidance of down approximately 40 percent, driven by an increase in business passengers and yields and boosted by its participation in Global Distribution System platforms. The Company currently expects April 2022 managed business revenues to decrease approximately 30 percent, compared with April 2019, and currently expects continued sequential improvement in May and June 2022, compared with their respective 2019 levels
Other revenues for first quarter 2022 increased by $220 million, or 74.1 percent, compared with first quarter 2021. The increase was primarily due to an increase in income from business partners, including Chase Bank USA, N.A. ("Chase"). The improving economy throughout 2021 and rebound in travel demand resulted in higher spend on the Company's co-branded credit card, as well as additional revenues earned through the Company's rental car and hotel partners. Additionally, the Company received incremental revenue from its new co-brand credit card agreement secured in December 2021.

Operating Expenses

Operating expenses for first quarter 2022 increased by $3.0 billion, or 161.5 percent, compared with first quarter 2021, while capacity increased 48.6 percent over the same prior year period. Approximately 50 percent of the operating expense increase was due to $1.2 billion in Payroll Support allocated to offset a portion of salaries, wages and benefits in first quarter 2021 compared with no support received in first quarter 2022, 20 percent of the increase was due to higher Salaries, wages, and benefits, and 20 percent of the increase was due to higher Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2022 and 2021, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2022		2021
Salaries, wages, and benefits	6.48	¢	6.79	¢	(0.31)	¢	(4.6)%
Payroll support and voluntary Employee programs, net	—		(6.25)		6.25		(100.0)
Fuel and oil	2.92		2.02		0.90		44.6
Maintenance materials and repairs	0.61		0.75		(0.14)		(18.7)
Landing fees and airport rentals	1.01		1.35		(0.34)		(25.2)
Depreciation and amortization	0.94		1.35		(0.41)		(30.4)
Other operating expenses	2.13		1.99		0.14		7.0
Total	14.09	¢	8.00	¢	6.09	¢	76.1%

Based on current cost trends, the Company expects second quarter 2022 operating expenses per ASM, excluding fuel and oil expense, profitsharing, and special items to increase in the range of 14 percent to 18 percent compared with second quarter 2019, due to labor rate inflation across all workgroups; inflation in airport costs; and headwinds from operating at suboptimal productivity levels. The Company continues to experience higher unit cost inflation as it continues to navigate the pandemic recovery and capacity levels remain muted due to available staffing challenges. The Company's second quarter 2022 published flight schedules include increased short-haul trips in business markets to support the anticipated increase in business travel, relative to its first quarter 2022 flight schedules. Compared with respective 2019 levels, the increase in short-haul trips is expected to drive a sequential 5-point decrease in average stage length from first quarter 2022 to second quarter 2022, adding further pressure to second quarter 2022 operating expenses per ASM, excluding fuel and oil expense, profitsharing, and special items. Based on current second half 2022 capacity plans, the Company currently expects operating expenses per ASM, excluding fuel and oil expense, profitsharing, and special items trends to ease sequentially from first half 2022 to second half 2022, but remain elevated above its longer-term expected run rate as the Company scales and better optimizes its network and operations.

Operating expenses per ASM for first quarter 2022 increased by 76.1 percent, compared with first quarter 2021, primarily due to first quarter 2021 including Payroll Support from the Consolidated Appropriations Act, 2021. Operating expenses per ASM for first quarter 2022, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), decreased 9.2 percent, compared with first quarter 2021 primarily due to a significant increase in capacity. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for first quarter 2022 increased by $658 million, or 41.9 percent, compared with first quarter 2021. On a per ASM basis, first quarter 2022 Salaries, wages, and benefits expense decreased 4.6 percent, compared with first quarter 2021. On a dollar basis, the increase was primarily driven by higher salaries and wages due to significantly more trips, step/pay rate increases for certain workgroups, and $127 million of additional salaries, wages, and benefits expense as a result of incentive pay offered to the Company's Operations Employees through early February 2022 in an effort to address available staffing challenges related to the Omicron variant.

Payroll support and voluntary Employee programs, net (a reduction to expense) had no amounts for first quarter 2022. First quarter 2021 consisted of the following items:

•$1.2 billion of Payroll Support proceeds allocated (credit to expense);
•$116 million credit to expense associated with the Employee Retention Tax Credit for continuing to pay Employees' salaries during the time they were not working, as allowed under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), and subsequent legislation;
•A $115 million net reduction in the Extended ETO liability relating to certain Employees being recalled prior to their previously elected return dates.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for first quarter 2022 increased by $535 million, or 114.1 percent, compared with first quarter 2021. On a per ASM basis, first quarter 2022 Fuel and oil expense increased 44.6 percent. On a dollar basis, approximately 55 percent of the increase was attributable to an increase in jet fuel prices, and the remainder of the increase was due to an increase in fuel gallons consumed. The Company's first quarter 2022 average economic jet fuel price of $2.30 per gallon is net of approximately $229 million in gains from hedging activities. On a per ASM basis, the majority of the change was due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended March 31,
	2022	2021
Economic fuel costs per gallon	$2.30	$1.70
Fuel hedging premium expense (in millions)	$26	$25
Fuel hedging premium expense per gallon	$0.06	$0.09
Fuel hedging cash settlement gain per gallon	$0.52	$0.01

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's first quarter 2022 available seat miles per gallon ("fuel efficiency") declined 2.6 percent, year-over-year, due to the Company's return to service of more of its least fuel-efficient aircraft, the -700. When compared with first quarter 2019, fuel efficiency improved 2.6 percent in first quarter 2022 due to more 737 MAX aircraft, the Company's most fuel-efficient aircraft, in the fleet. The MAX remains critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals. The Company expects second quarter 2022 fuel efficiency to be in the range of 76 to 78 ASMs per gallon, on a nominal basis.

The Company's fuel hedge is providing excellent protection against rising energy prices and significantly offset the market price increase in jet fuel in first quarter 2022. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil; however, the economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of April 21, 2022.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums
Average Brent Crude Oil price per barrel	2Q 2022 (b)	2H 2022 (b)
$80	$2.50 - $2.60	$2.40 - $2.50
$90	$2.70 - $2.80	$2.55 - $2.65
Current Market (a)	$3.05 - $3.15	$2.75 - $2.85
$110	$3.10 - $3.20	$2.95 - $3.05
$120	$3.25 - $3.35	$3.15 - $3.25
$130	$3.45 - $3.55	$3.45 - $3.55

Fair market value	$295 million	$468 million
Estimated premium costs	$26 million	$26 million
(a) Brent crude oil average market prices as of April 21, 2022, were approximately $107 and $102 per barrel for second quarter 2022 and second half 2022, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of April 21, 2022, second quarter, second half, and full year 2022 economic fuel costs per gallon are estimated to be in the range of $3.05 to $3.15, $2.75 to $2.85, and $2.75 to $2.85, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percent of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (c)
2022	63% (a)
2023	37% (b)
2024	17% (b)
(a) Based on the Company's available seat mile plans for full year 2022. The Company is currently 63 percent hedged for second quarter 2022 and 60 percent hedged for second half 2022.
(b) Due to uncertainty regarding available seat mile plans in future years, the Company believes that providing the maximum percent of fuel consumption covered by derivative contracts in 2023 and 2024 relative to 2019 fuel gallons consumed is a more relevant measure for future coverage.
(c) The Company's maximum fuel hedged percentage is calculated using the maximum number of gallons that are covered by derivative contracts divided by the Company's estimate of total fuel gallons to be consumed for each respective period. The Company's maximum number of gallons that are covered by derivative contracts may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes used to calculate the Company's maximum fuel hedged percentages, as market prices and the Company's fuel consumption fluctuate.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at March 31, 2022, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2022	Amount of gains deferred in AOCI at March 31, 2022 (net of tax)
Remainder of 2022	$682	$494
2023	461	307
2024	130	72
Total	$1,273	$873

Maintenance materials and repairs expense for first quarter 2022 increased by $38 million, or 22.0 percent, compared with first quarter 2021. On a per ASM basis, Maintenance materials and repairs expense decreased 18.7 percent, compared with first quarter 2021. On a dollar basis, approximately 60 percent of the increase was due to the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic. There were multiple other increases on a dollar basis, primarily related to an increase in various repairs as a result of deferring costs and reduced operations in first quarter 2021 due to the COVID-19 pandemic. These increases were partially offset by a decrease in engines and components expense due to the "power-by-the-hour" contract for the -700 engines expiring at the end of 2021, in which expense was incurred based primarily upon engine hours flown. At January 1, 2022, a time and materials contract commenced, pursuant to which -700 engine expense is based on actual repairs.

Landing fees and airport rentals expense for first quarter 2022 increased by $33 million, or 10.5 percent, compared with first quarter 2021. On a per ASM basis, Landing fees and airport rentals expense decreased 25.2 percent, compared with first quarter 2021. On a dollar basis, approximately 75 percent of the increase was due to an increase in landing fees from the increased number of trips flown.

Depreciation and amortization expense for first quarter 2022 increased by $12 million, or 3.8 percent, compared with first quarter 2021. On a per ASM basis, Depreciation and amortization expense decreased by 30.4 percent, compared with first quarter 2021. On a dollar basis, the increase was primarily associated with higher depreciation expense associated with owned aircraft and engines, including the 28 -700s planned for retirement in 2022.

Other operating expenses for first quarter 2022 increased by $268 million, or 57.9 percent, compared with first quarter 2021. Included within this line item was aircraft rentals expense in the amounts of $48 million and $51 million for the three-month periods ended March 31, 2022 and 2021, respectively. On a per ASM basis, Other operating expenses increased 7.0 percent, compared with first quarter 2021. On a dollar basis, 25 percent of the increase was due to higher revenue related expenses (including credit card processing charges) and 15 percent of the increase was due to higher insurance and taxes. The majority of the remainder was due to various flight-driven expenses.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for first quarter 2022 decreased by $21 million, or 18.4 percent, compared with first quarter 2021, primarily due to elimination of the debt discount due to the adoption of ASU 2020-06. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for first quarter 2022 decreased by $2 million, or 18.2 percent, compared with first quarter 2021, primarily due to several large technology and facilities projects that were completed and placed into service since first quarter 2021.

Interest income for first quarter 2022 increased by $1 million, or 50.0 percent, compared with first quarter 2021, primarily due to higher interest rates.

The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in millions)	2022	2021
Mark-to-market impact from fuel contracts settling in current and future periods	$34	$1
Premium cost of fuel contracts not designated as hedges	—	11
Unrealized mark-to-market adjustment on available for sale securities	5	—
Mark-to-market impact on deferred compensation plan investments	33	—
Correction on investment gains related to prior periods	—	(60)
Loss on partial extinguishment of convertible and unsecured notes	72	—
	$144	$(48)

Income Taxes

The Company's effective tax rate was approximately 26.1 percent in first quarter 2022, compared with 20.6 percent in first quarter 2021. The higher tax rate for first quarter 2022 was primarily due to losses on the Company's convertible debt repurchases, which are largely disallowed as a deduction for tax purposes. The Company currently estimates its annual 2022 effective tax rate to be approximately 24 percent to 26 percent.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2022	2021	Change
Fuel and oil expense, unhedged	$1,207	$464
Add: Premium cost of fuel contracts designated as hedges	26	14
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(229)	(9)
Fuel and oil expense, as reported	$1,004	$469
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	8
Add: Premium cost of fuel contracts not designated as hedges	—	11
Fuel and oil expense, excluding special items (economic)	$1,004	$488	105.7

Total operating expenses, net, as reported	$4,845	$1,853
Add: Payroll support and voluntary Employee programs, net	—	1,448
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	8
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	1
Add: Premium cost of fuel contracts not designated as hedges	—	11
Deduct: Impairment of long-lived assets	(16)	$—
Total operating expenses, excluding special items	$4,829	$3,321	45.4
Deduct: Fuel and oil expense, excluding special items (economic)	(1,004)	(488)
Operating expenses, excluding Fuel and oil expense and special items	$3,825	$2,833	35.0
Deduct: Profitsharing expense	(37)	(24)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$3,788	$2,809	34.9

Operating income (loss), as reported	$(151)	$199
Deduct: Payroll support and voluntary Employee programs, net	—	(1,448)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	(8)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	(1)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(11)
Add: Impairment of long-lived assets	16	—
Operating loss, excluding special items	$(135)	$(1,269)	(89.4)

Other (gains) losses, net, as reported	$144	$(48)
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(34)	(1)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(11)
Deduct: Unrealized mark-to-market adjustment on available for sale investments	(5)	—
Deduct: Loss on partial extinguishment of convertible and unsecured notes	(72)	—
Other (gains) losses, net, excluding special items	$33	$(60)	n.m.

Income (loss) before income taxes, as reported	$(376)	$146
Deduct: Payroll support and voluntary Employee programs, net	—	(1,448)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	(8)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	(1)
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	34	1
Add: Impairment of long-lived assets	16	—
Add: Unrealized mark-to-market adjustment on available for sale investments	5	—

	Three months ended March 31,				Percent
	2022		2021		Change
Add: Loss on partial extinguishment of convertible and unsecured notes	72		—
Loss before income taxes, excluding special items	$(249)		$(1,310)		(81.0)

Provision (benefit) for income taxes, as reported	$(98)		$30
Add (Deduct): Net income (loss) tax impact of fuel and special items (b)	40		(325)
Benefit for income taxes, net, excluding special items	$(58)		$(295)		(80.3)

Net income (loss), as reported	$(278)		$116
Deduct: Payroll support and voluntary Employee programs, net	—		(1,448)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—		(8)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—		(1)
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	34		1
Add: Loss on partial extinguishment of convertible and unsecured notes	72		—
Add: Impairment of long-lived assets	16		—
Add: Unrealized mark-to-market adjustment on available for sale investments	5		—
Add (Deduct): Net income (loss) tax impact of special items (b)	(40)		325
Net loss, excluding special items	$(191)		$(1,015)		(81.2)

Net income (loss) per share, diluted, as reported	$(0.47)		$0.19
Add (Deduct): Impact of special items	0.16		(2.38)
Add (Deduct): Net impact of net income (loss) above from fuel contracts divided by dilutive shares	0.06		(0.01)
Add (Deduct): Net income (loss) tax impact of special items (b)	(0.07)		0.53
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (c)	—		(0.05)
Net loss per share, diluted, excluding special items	$(0.32)		$(1.72)		(81.4)

Operating expenses per ASM (cents)	14.09	¢	8.00	¢
Add (Deduct): Impact of special items	(0.04)		6.25
Deduct: Fuel and oil expense divided by ASMs	(2.92)		(2.02)
Deduct: Profitsharing expense divided by ASMs	(0.11)		(0.10)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.02	¢	12.13	¢	(9.2)

(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference, due to the Company being in a Net income position on a GAAP basis versus a Net loss position on a Non-GAAP basis for the quarter ended March 31, 2021. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating loss, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude any unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Note 4 to the unaudited Condensed Consolidated Financial Statements.

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
3.Adjustments for prior period losses reclassified from AOCI associated with forward-starting interest rate swap agreements that were terminated in prior periods related to 12 Boeing 737-8 ("-8") aircraft leases;

4.Noncash impairment charges, primarily associated with adjustments to the salvage values for previously retired airframes;
5.Unrealized mark-to-market adjustment associated with certain available for sale investments; and
6.Losses associated with the partial extinguishment of the Company's Convertible Notes and early prepayment of debt.

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

Net cash provided by operating activities was $1.1 billion for the three months ended March 31, 2022, compared with $645 million provided by operating activities in the same prior year period. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the three months ended March 31, 2022 included an $885 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, and included a $385 million increase in cash collateral received from derivative counterparties due to an increase in the fuel hedge portfolio, driven by increases in the forward curve year-to-date. The operating cash flows for the three months ended March 31, 2021, included $1.2 billion in Payroll Support grant proceeds received, and were also driven by an increase in Air Traffic Liability of $599 million as a result of increased ticket sales from the increase in travel demand. These increases were partially offset by amounts paid out under the Company's Voluntary Separation Program and Extended ETO plans during the three months ended March 31, 2021, which totaled approximately $188 million. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used net cash provided by operating activities to fund stock repurchases and pay dividends; however, these Shareholder return activities have been suspended due to restrictions associated with Payroll Support. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information

Net cash used in investing activities totaled $139 million during the three months ended March 31, 2022, compared with $201 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2022, Capital expenditures were $510 million, compared with $95 million in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress payments made on future aircraft deliveries during the three months ended March 31, 2022, compared to the same prior year period, when progress payments were not made due to delivery credits provided by Boeing to the Company resulting from the settlement of 2020 estimated damages relating to the FAA grounding of the MAX aircraft.

The Company continues to estimate its 2022 capital spending to be approximately $5.0 billion, which assumes the exercise of its 12 remaining 2022 Boeing aircraft order book options and remains unchanged despite the shift of -7 firm orders to -8 firm orders as the Company contemplated various scenarios in its 2022 plan. The Company’s 2022 capital spending guidance continues to include approximately $900 million in non-aircraft capital spending.

Net cash used in financing activities was $314 million during the three months ended March 31, 2022, compared with $464 million provided by financing activities for the same prior year period. The Company repaid $323 million in debt and finance lease obligations, including the extinguishment of $164 million in principal of its Convertible Notes for a cash payment of $230 million during the three months ended March 31, 2022, and is scheduled to repay approximately $21 million in debt and finance lease obligations during second quarter 2022. During the three months ended March 31, 2021, the Company borrowed $488 million of loan proceeds under the PSP2 Payroll Support Program. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company repaid $67 million in debt and finance lease obligations during the three months ended March 31, 2021.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be the London Interbank Offered Rate ("LIBOR") plus a spread of 200 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Amended A&R Credit Agreement, of $1.5 billion at all times under the Amended A&R Credit Agreement; the Company was compliant with this requirement as of March 31, 2022. There were no amounts outstanding under the Amended A&R Credit Agreement as of March 31, 2022.

Although not the case at March 31, 2022 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $15.7 billion as of March 31, 2022, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19.

As of March 31, 2022, the Company's total firm and option order book was 632 aircraft. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of March 31, 2022:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	17	446	(a)	364	82
737-800	175	7	207		190	17
737 -8	175	2	69		40	29
Totals		13	722		594	128
(a) Included 4 Boeing 737 Next Generation aircraft in temporary storage as of March 31, 2022.

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial guidance for second quarter and full year 2022 and factors that could impact actual results;
•the Company’s plans related to capacity decisions;
•the Company’s fleet plans and expectations, including underlying assumptions and dependencies, and the Company’s related goals with respect to improvement of potential growth opportunities, restoration of its network, reduction of operating costs, and further fleet modernization with less carbon-intensive aircraft;
•the Company’s hiring plans and expectations;
•the Company’s expectations related to its new fare product, Wanna Get Away Plus™;
•the Company's expectations with respect to Customer demand, including with respect to business travel;
•the Company’s expectations related to fuel efficiency;
•the Company’s plans, expectations, and estimates related to fuel costs, the Company’s related management of risk associated with changing jet fuel prices, and the Company’s assumptions underlying its fuel-related expectations and estimates;
•the Company’s expectations with respect to capital expenditures, in particular with respect to aircraft capital expenditures;
•the Company’s plans for the repayment of debt;
•the Company’s expectations with respect to its ability to meet its ongoing capital and operating commitments, including underlying assumptions and factors that could impact this ability;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•any negative developments related to the COVID-19 pandemic, including, for example, with respect to (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic or any new variant strains of the underlying virus; (ii) the effectiveness, availability, and usage of COVID-19 vaccines; (iii) the impact of government mandates, directives, orders, regulations, and other governmental actions related to COVID-19 on the Company’s business plans and its ability to retain key Employees; (iv) the extent of the impact of COVID-19 on overall demand for air travel and the Company's related business plans and decisions; and (v) the impact of the COVID-19 pandemic on the Company's access to capital;
•the impact of labor and hiring matters on the Company’s business decisions, plans, and strategies;
•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions on the Company's business plans and results of operations;
•the Company's dependence on Boeing with respect to the Company's fleet, fuel, and other operational strategies and goals;

•the impact of governmental actions and governmental regulations on the Company's plans, strategies, financial results, and operations;
•the impact of fears or actual outbreaks of other diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, fears of terrorism or war, socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the impact of fears or actual acts of terrorism or war, political instability, cyber-attacks, and other factors beyond the Company’s control on the Company’s plans, financial results, operations, and ability to adequately insure against risks;
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
•the Company's dependence on Boeing and the FAA with respect to certification of the -7 aircraft; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2022, the estimated fair value of outstanding contracts was an asset of $1.3 billion.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2022, the Company had nine counterparties for which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 4 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of March 31, 2022, at which such postings are triggered.

At March 31, 2022, $560 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of March 31, 2022, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2022.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2022, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further, on July 1, 2015, a complaint was filed in the United States District Court for the Southern District of New York on behalf of putative classes of consumers alleging collusion among the Company, American Airlines, Delta Air Lines, and United Airlines to limit capacity and maintain higher fares in violation of Section 1 of the Sherman Act. Since then, a number of similar class action complaints were filed in the United States District Courts for the Central District of California, the Northern District of California, the District of Columbia, the Middle District of Florida, the Southern District of Florida, the Northern District of Georgia, the Northern District of Illinois, the Southern District of Indiana, the Eastern District of Louisiana, the District of Minnesota, the District of New Jersey, the Eastern District of New York, the Southern District of New York, the Middle District of North Carolina, the District of Oklahoma, the Eastern District of Pennsylvania, the Northern District of Texas, the District of Vermont, and the Eastern District of Wisconsin. On October 13, 2015, the Judicial Panel on Multi-District Litigation centralized the cases to the United States District Court in the District of Columbia. On March 25, 2016, the plaintiffs filed a Consolidated Amended Complaint in the consolidated cases alleging that the defendants conspired to restrict capacity from 2009 to present. The plaintiffs seek to bring their claims on behalf of a class of persons who purchased tickets for domestic airline travel on the defendants' airlines from July 1, 2011 to present. They seek treble damages, injunctive relief, and attorneys' fees and expenses. On May 11, 2016, the defendants moved to dismiss the Consolidated Amended Complaint, which the Court denied on October 28, 2016. On December 20, 2017, the Company reached an agreement to settle these cases with a proposed class of all persons who purchased domestic airline transportation services from July 1, 2011, to the date of the settlement. The Company agreed to pay $15 million and to provide certain cooperation with the plaintiffs as set forth in the settlement agreement. After notice was provided to the proposed settlement class and the Court held a fairness hearing the Court issued an order granting final approval of the settlement on May 9, 2019. On June 10, 2019, certain objectors filed notices of appeal to the United States Court of Appeals for the District of Columbia Circuit, which the Court dismissed on July 9, 2021, for lack of jurisdiction because the district court's order approving the settlements was not a final appealable order. The case is continuing as to the remaining defendants. The Company denies all allegations of wrongdoing.

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman. The complaint alleges that Boeing and the Company colluded to conceal defects with the Boeing 737 MAX ("MAX") aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. On September 3, 2021, the trial court issued an order under Rule 23(a) and 23(b)(3) certifying four classes of persons associated with ticket purchases for flights during the period of August 29, 2017, through March 13, 2019, comprised of (i) those who purchased tickets (without being reimbursed) for flights on Southwest Airlines during the class period, except for those whose flights were solely on routes where, at the time of the ticket purchase(s), a

MAX plane was not scheduled for use (or actually used) and had not previously been used, (ii) those who reimbursed a Southwest Airlines ticket purchaser and thus bore the economic burden for a Southwest Airlines ticket for a flight meeting the preceding criteria set forth in (i) above, (iii) those who purchased tickets (without being reimbursed) for flights on American Airlines during the class period, except for those whose flights were solely on routes where, at the time of ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, and (iv) those who reimbursed an American Airlines ticket purchaser and thus bore the economic burden for an American Airlines ticket for a flight meeting the preceding criteria set forth in (iii) above. On September 17, 2021, the Company filed a petition for permission immediately to appeal the class certification ruling to the Fifth Circuit Court of Appeals. Boeing also filed such a petition. Plaintiffs filed their oppositions to the petitions on September 27, 2021. On September 30, 2021, the Fifth Circuit Court of Appeals granted the Company (and Boeing) permission to appeal the class certification ruling. On December 22, 2021, in response to a motion to stay the trial court proceedings filed by the Company and Boeing, the Fifth Circuit stayed all proceedings, including the pursuit of any discovery, in the trial court pending disposition of the class certification appeal by the Fifth Circuit. On January 7, 2022, the Company and Boeing each filed briefs in support of the appeal, and the briefing of both sides on the merits of the appeal was recently completed. The Company intends to strenuously pursue the appeal, including, without limitation, through any oral argument that might be set by the Fifth Circuit. The Company further denies all allegations of wrongdoing, including those in the complaint that were not originally dismissed. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective 737 MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the Complaint based upon lack of subject matter jurisdiction, improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties as of December 22, 2021, and is now awaiting determination by the court. The Company denies all allegations of wrongdoing and believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, including restrictions on the Company pursuant to the Payroll Support programs through September 30, 2022, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has announced it has suspended further share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

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

10.1	Form of Restricted Cash Award and Terms and Conditions.
10.2	Form of Restricted Cash Performance Award and Terms and Conditions.
10.3	Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2022.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (1)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

May 2, 2022	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)