Form 10-Q
period 2022-06-30
SOUTHWEST AIRLINES CO
filed 2022-08-02
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on July 28, 2022: 593,350,161

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 and 2021
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2022 and 2021
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2022 and 2021
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,234	$12,480
Short-term investments	3,197	3,024
Accounts and other receivables	1,389	1,357
Inventories of parts and supplies, at cost	751	537
Prepaid expenses and other current assets	825	638
Total current assets	19,396	18,036

Property and equipment, at cost:
Flight equipment	21,598	21,226
Ground property and equipment	6,563	6,342
Deposits on flight equipment purchase contracts	637	—
Assets constructed for others	12	6
	28,810	27,574
Less allowance for depreciation and amortization	13,216	12,732
	15,594	14,842
Goodwill	970	970
Operating lease right-of-use assets	1,495	1,590
Other assets	847	882
	$38,302	$36,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,908	$1,282
Accrued liabilities	1,587	1,624
Current operating lease liabilities	242	239
Air traffic liability	6,312	5,566
Current maturities of long-term debt	1,662	453
Total current liabilities	11,711	9,164

Long-term debt less current maturities	8,877	10,274
Air traffic liability - noncurrent	2,206	2,159
Deferred income taxes	2,072	1,770
Noncurrent operating lease liabilities	1,220	1,315
Other noncurrent liabilities	1,096	1,224
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	3,966	4,224
Retained earnings	16,311	15,774
Accumulated other comprehensive income	805	388
Treasury stock, at cost	(10,850)	(10,860)
Total stockholders' equity	11,120	10,414
	$38,302	$36,320

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Passenger	$6,119	$3,569	$10,254	$5,282
Freight	47	50	89	92
Other	562	389	1,079	686
Total operating revenues	6,728	4,008	11,422	6,060

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	2,220	1,825	4,450	3,395
Payroll support and voluntary Employee programs, net	—	(740)	—	(2,187)
Fuel and oil	1,636	803	2,640	1,272
Maintenance materials and repairs	210	222	420	395
Landing fees and airport rentals	388	403	733	716
Depreciation and amortization	325	315	649	627
Other operating expenses	791	586	1,523	1,049
Total operating expenses, net	5,570	3,414	10,415	5,267

OPERATING INCOME	1,158	594	1,007	793

OTHER EXPENSES (INCOME):
Interest expense	93	116	186	229
Capitalized interest	(11)	(8)	(20)	(19)
Interest income	(28)	(2)	(31)	(4)
Other (gains) losses, net	68	(14)	212	(61)
Total other expenses (income)	122	92	347	145

INCOME BEFORE INCOME TAXES	1,036	502	660	648
PROVISION FOR INCOME TAXES	276	154	178	185

NET INCOME	$760	$348	$482	$463

NET INCOME PER SHARE, BASIC	$1.29	$0.59	$0.83	$0.78

NET INCOME PER SHARE, DILUTED	$1.20	$0.57	$0.77	$0.76

COMPREHENSIVE INCOME	$674	$544	$899	$723

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	593	591	593	591
Diluted	635	615	640	612
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt (See Note 3)	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	—	—	7	7
Share-based compensation	—	16	—	—	—	16
Comprehensive income	—	—	(278)	503	—	225
Balance at March 31, 2022	$888	$3,940	$15,551	$891	$(10,853)	$10,417
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	3	13
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	760	(86)	—	674
Balance at June 30, 2022	$888	$3,966	$16,311	$805	$(10,850)	$11,120

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments	—	—	19	(19)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	8	—
Share-based compensation	—	14	—	—	—	14
Stock warrants	—	23	—	—	—	23
Comprehensive income	—	—	116	64	—	180
Balance at March 31, 2021	$888	$4,220	$14,912	$(60)	$(10,867)	$9,093
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	2	13
Share-based compensation	—	16	—	—	—	16
Stock warrants	—	22	—	—	—	22
Comprehensive income (loss)	—	—	348	196	—	544
Balance at June 30, 2021	$888	$4,269	$15,260	$136	$(10,865)	$9,688
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760	$348	$482	$463
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	325	315	649	627
Impairment of long-lived assets	15	—	31	—
Unrealized mark-to-market adjustment on available for sale securities	4	—	7	—
Unrealized/realized (gain) loss on fuel derivative instruments	(20)	(17)	15	(23)
Deferred income taxes	272	(30)	174	(26)
Loss on partial extinguishment of convertible and unsecured notes	43	—	116	—
Changes in certain assets and liabilities:
Accounts and other receivables	439	(563)	105	(797)
Other assets	(1)	16	(45)	5
Accounts payable and accrued liabilities	328	989	506	923
Air traffic liability	(92)	946	793	1,546
Other liabilities	(103)	(64)	(209)	(186)
Cash collateral received from (provided to) derivative counterparties	(101)	48	284	86
Other, net	37	17	69	32
Net cash provided by operating activities	1,906	2,005	2,977	2,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(987)	(95)	(1,497)	(190)
Assets constructed for others	(3)	—	(6)	—
Purchases of short-term investments	(1,545)	(1,651)	(2,470)	(2,975)
Proceeds from sales of short-term and other investments	980	1,277	2,280	2,495
Net cash used in investing activities	(1,555)	(469)	(1,693)	(670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Payroll Support Program loan and warrants	—	625	—	1,136
Proceeds from Employee stock plans	13	13	19	26
Payments of long-term debt and finance lease obligations	(53)	(43)	(146)	(109)
Payments for repurchases and conversions of convertible debt	(178)	—	(409)	—
Other, net	3	22	6	28
Net cash provided by (used in) financing activities	(215)	617	(530)	1,081

NET CHANGE IN CASH AND CASH EQUIVALENTS	136	2,153	754	3,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,098	11,971	12,480	11,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,234	$14,124	$13,234	$14,124

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$141	$150	$161	$167
Income taxes	$7	$176	$11	$177

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt (See Note 3)	$—	$—	$245	$—
Right-of-use assets acquired under operating leases	$3	$12	$27	$230
Flight equipment acquired against supplier credit memo	$—	$207	$—	$512
Assets constructed for others	$—	$(341)	$—	$(309)
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. Worldwide Pandemic
3. New Accounting Pronouncements
4. Financial Derivative Instruments
5. Comprehensive Income
6. Revenue
7. Net Income Per Share
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2022 and 2021 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, beginning in early 2020, as a result of the COVID-19 pandemic, the Company's results have not always been in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2022. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company experienced significant disruptions in travel and reduced bookings throughout the remainder of 2020 and for the entirety of 2021 as a result of the pandemic and subsequent variants of COVID-19. Following a significant negative impact to revenues and bookings in January and February 2022, which included increased trip cancellations and staffing challenges associated with the Omicron variant, the Company saw improvements in revenue trends in March 2022 and throughout second quarter 2022 as COVID-19 cases significantly trended downward and bookings for summer travel accelerated. The Company continues to monitor demand for air travel and proactively adjust its published flight schedules and capacity.

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

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued a promissory note in favor of Treasury (classified as a component of Long term debt less current maturities in the unaudited Condensed Consolidated Balance Sheet) and entered into a warrant agreement with Treasury (classified as a component of Stockholders' equity in the unaudited Condensed Consolidated Balance Sheet). The following table provides the details from the PSP1, PSP2 and PSP3 Payroll Support programs:

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

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. All grant portions of the Payroll Support programs received had been allocated and classified as a contra-expense line item in the Company's financial statements by the end of 2021, including approximately $724 million and $1.9 billion for the three and six months ended June 30, 2021, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income.

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

In conjunction with Voluntary Separation Program, the Company also offered certain contract Employees the option to take voluntary Extended Emergency Time Off ("Extended ETO"), for periods between six and 18 months, with the exception of Pilots, who could elect to take Extended ETO for periods of up to five years, all subject to early recalls. Approximately 12,000 Employees participated in the Extended ETO program in 2020 and 2021 combined. The Company had no Employees remaining on Extended ETO past March 31, 2022.

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification ("ASC") Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $60 million of the liability balances were relieved during the first six months of 2022 through payments to Employees, leaving a balance of $269 million as of June 30, 2022. The liability associated with the Extended ETO program was fully relieved at March 31, 2022. During the first six months of 2021, the Company determined that it was no longer probable that the remaining portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $130 million credit to expense during the first six months of 2021. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of June 30, 2022, four Boeing 737-700 aircraft remained in storage, all of which were retired from the Company's fleet in July 2022.

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

issued. The Company had no material LIBOR-related contract modifications during the six months ended June 30, 2022.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock, made targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance, and amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021, and the Company adopted this standard as of January 1, 2022, utilizing the modified retrospective method. Under the modified approach, the Company applied guidance to all financial instruments that were outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Upon adoption, the Company reclassified the remaining equity component of $300 million, from Additional paid-in capital to Long-term debt associated with its 1.25% Convertible Senior Notes due 2025 (the “Convertible Notes”), and no longer records amortization of the debt discount to Interest expense. The cumulative effect from prior period amortization of the debt discount that has been recorded to Interest expense, offset by reductions to Capital in excess of par value related to the requisition of the equity component through previous repurchases, resulted in a $55 million adjustment to the opening balance of Retained earnings upon adoption. The new standard requires the use of the if-converted method to calculate diluted EPS, which is generally more dilutive, rather than the treasury stock method as was the Company's policy pre-adoption. For the three and six months ended June 30, 2022, the impacts of adopting this new standard were decreases to the Company's Net income in the amounts of $21 million, or $0.20 per diluted share, and $57 million, or $0.21 per diluted share, respectively, as a result of higher losses recognized on the Company’s extinguishment transactions following the elimination of the equity component of the Convertible Notes, partially offset by the elimination of the non-cash interest expense associated with the prior debt discount amortization. See Note 7.

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

As of June 30, 2022, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	June 30, 2022	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2022
Remainder of 2022	610	WTI crude oil, Brent crude oil, and Heating oil
2023	769	WTI crude oil and Brent crude oil
2024	358	WTI crude oil
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

If a derivative initially does not qualify or ceases to qualify for hedge accounting, any change in the fair value of the derivative instrument since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Certain types of derivative instruments do not qualify for hedge accounting, including those that result in a net sold position (sold gallons exceeding purchased gallons). Increased volatility in certain commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes derivative instruments continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2022	12/31/2021	6/30/2022	12/31/2021
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$797	$409	$—	$—
Fuel derivative contracts (gross)	Other assets	372	287	—	—
Interest rate derivative contracts	Other assets	11	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	4
Total derivatives designated as hedges		$1,180	$696	$—	$4
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$125	$—	$167	$—
Total derivatives		$1,305	$696	$167	$4
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2022	2021
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$297	$80
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	162	95
Receivable from third parties for fuel contracts	Accounts and other receivables	125	8

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of June 30, 2022, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet		Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$922	$(464)	(b)	$458		$409	$(80)	$329
Fuel derivative contracts	Other assets	$372	$(162)		$210	(a)	$287	$(95)	$192	(a)
Interest rate derivative contracts	Other assets	$11	$—		$11	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.
(b) Includes the current portion of cash collateral deposits held from counterparties and derivative liability associated with fuel contracts.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$464	$(464)	(b)	$—		$80	$(80)	$—
Fuel derivative contracts	Other assets	$162	$(162)		$—	(a)	$95	$(95)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$—	$—		$—		$4	$—	$4
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

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 and 2021:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended June 30, 2022		Three months ended June 30, 2021
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(306)	$2	$12	$1

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(306)	—	12	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	1

Location and amount recognized in income on cash flow and fair value hedging relationships
	Six months ended June 30, 2022			Six months ended June 30, 2021
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Other operating expenses
Total	$(508)	$—	$3	$28	$6	$2

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(508)	—	—	28	6	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	3	—	—	2

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2022	2021
Fuel derivative contracts	$(140)	$(192)
Interest rate derivatives	(7)	6
Total	$(147)	$(186)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2022	2021
Fuel derivative contracts	$(792)	$(275)
Interest rate derivatives	(12)	(4)
Total	$(804)	$(279)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of gain recognized in income on derivatives
	June 30,
(in millions)	2022	2021
Fuel derivative contracts	$(20)	$(12)	Other (gains) losses, net

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Six months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2022	2021
Fuel derivative contracts	$15	$(16)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and six months ended June 30, 2022 and 2021. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2022	2021
Fuel derivative contracts designated as hedges	$26	$14	Fuel and oil
Fuel derivative contracts not designated as hedges	—	10	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Premium expense recognized in income on derivatives

	Six months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2022	2021
Fuel derivative contracts designated as hedges	$53	$29	Fuel and oil
Fuel derivative contracts not designated as hedges	—	21	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of June 30, 2022, recorded in AOCI, were approximately $545 million in net unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2022.

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

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At June 30, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2022, at which such postings are triggered:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$289	$148	$264	$95	$131	$85	$92	$23	$1,127
Cash collateral held from CP	356	7	37	—	40	19	—	—	459
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
(a) Individual counterparties with fair value of fuel derivatives < $12 million.
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

5.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,
(in millions)	2022	2021
NET INCOME	$760	$348
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($29) and $61	(95)	201
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $3 and ($1)	9	(5)
Total other comprehensive income (loss)	$(86)	$196
COMPREHENSIVE INCOME	$674	$544

	Six months ended June 30,
(in millions)	2022	2021
NET INCOME	$482	$463
Unrealized gain on fuel derivative instruments, net of deferred taxes of $122 and $92	403	301
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $5 and $1	14	6
Other, net of deferred taxes of $— and ($13)	—	(47)
Total other comprehensive income	$417	$260
COMPREHENSIVE INCOME	$899	$723

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2022:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items		Deferred tax	Accumulated other comprehensive income
Balance at March 31, 2022	$1,141	$(50)	$66		$(266)	$891
Changes in fair value	182	10	—		(45)	147
Reclassification to earnings	(306)	2	—	(a)	71	(233)
Balance at June 30, 2022	$1,017	$(38)	$66		$(240)	$805

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items		Deferred tax	Accumulated other comprehensive income
Balance at December 31, 2021	$492	$(57)	$66		$(113)	$388
Changes in fair value	1,033	16	—		(245)	804
Reclassification to earnings	(508)	3	—	(a)	118	(387)
Balance at June 30, 2022	$1,017	$(38)	$66		$(240)	$805

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2022:

Three months ended June 30, 2022
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(306)	Fuel and oil expense
	(71)	Less: Tax expense
	$(235)	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$(233)	Net of tax

Six months ended June 30, 2022
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized gain on fuel derivative instruments	$(508)	Fuel and oil expense
	(119)	Less: Tax expense
	$(389)	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Other operating expenses
	1	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$(387)	Net of tax

6.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Passenger non-loyalty	$5,118	$2,875	$8,482	$4,230
Passenger loyalty - air transportation	821	549	1,445	826
Passenger ancillary sold separately	180	145	327	226
Total passenger revenues	$6,119	$3,569	$10,254	$5,282

As of June 30, 2022, and December 31, 2021, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2022	December 31, 2021
Air traffic liability - passenger travel and ancillary passenger services	$3,634	$2,936
Air traffic liability - loyalty program	4,884	4,789
Total Air traffic liability	$8,518	$7,725

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes unused funds that are available for use by Customers and are not currently associated with a ticket, although they remain reusable, for a period of time, in the form of a flight credit that can be applied towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2022 and 2021 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Air traffic liability - loyalty program - beginning balance	$4,884	$4,623	$4,789	$4,447
Amounts deferred associated with points awarded	842	656	1,579	1,121
Revenue recognized from points redeemed - Passenger	(821)	(549)	(1,445)	(826)
Revenue recognized from points redeemed - Other	(21)	(11)	(39)	(23)
Air traffic liability - loyalty program - ending balance	$4,884	$4,719	$4,884	$4,719

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2022 and 2021 were as follows (in millions):

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	11,086
Revenue from amounts included in contract liability opening balances	(3,029)
Revenue from current period sales	(7,264)
Balance at June 30, 2022	$8,518

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	6,851
Revenue from amounts included in contract liability opening balances	(1,600)
Revenue from current period sales	(3,705)
Balance at June 30, 2021	$8,679

During 2020 and in parts of 2021, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer flight credits held in Air traffic liability that are estimated to be redeemed for future travel as of June 30, 2022, remains much higher than historical levels. The amount of such Customer funds represents approximately 5 percent and 16 percent of the total Air traffic liability balance at June 30, 2022, and December 31, 2021, respectively, compared to approximately 2 percent of the Air traffic liability balance as of December 31, 2019. In order to provide additional flexibility to Customers who hold these funds, the Company significantly relaxed its previous policies with regards to the time period within which these funds can be redeemed, which is typically twelve months from the original date of purchase. For all Customer flight credits created or that would have otherwise expired between March 1 and September 7, 2020 associated with flight cancellations, the Company previously extended the expiration date to September 7, 2022. At June 30, 2022, $1.1 billion of extended Customer flight credits with a September 7, 2022 expiration date remained in Air traffic liability, although the Company has estimated that a portion of those will not be redeemed. As a result, recognition of these flight credits as flown revenue, refunds, or breakage revenue has created more volatility over the life of these funds compared to periods in which these extended funds did not exist.

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. This announcement is considered a contract modification under applicable accounting guidance and the Company will account for such change prospectively beginning in third quarter 2022. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including the extended funds that had been set to expire on September 7, 2022. As the Company continues to believe that a portion of Customer flight credits will not be redeemed, it expects to continue to estimate and record breakage associated with such amounts, although the amount of breakage realized on a prospective basis is expected be lower and more stable than it has been during the pandemic. Flight credits result from canceling reservations and previously were valid for no longer than one year from the date of original purchase. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure.

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

Other revenues primarily consist of marketing royalties associated with the Company’s co-brand Chase® Visa credit card, but also include commissions and advertising associated with Southwest.com®. All amounts classified as Other revenues are paid monthly, coinciding with the Company fulfilling its deliverables; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for such services provided.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended June 30, 2022 and 2021, the Company recognized $522 million and $352 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $1.0 billion and $632 million, respectively.

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

7.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). For the three and six months ended June 30, 2022, an immaterial number of shares related to the Company's restricted stock units and stock warrants were excluded from the denominator because inclusion of such shares would be antidilutive. For the three and six months ended June 30, 2021, an immaterial number of shares

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

related to the Company's restricted stock units were excluded from the denominator because inclusion of such shares would be antidilutive.

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
NUMERATOR:
Net income	$760		$348		$482		$463
Add: Interest expense	4	(a)	—		8	(a)	—
Net income attributable to common stockholders	764		348		490		463

DENOMINATOR:
Weighted-average shares outstanding, basic	593		591		593		591
Dilutive effects of Convertible Notes	41	(a)	22	(b)	46	(a)	19	(b)
Dilutive effect of stock warrants	—		1		—		1
Dilutive effect of restricted stock units	1		1		1		1
Adjusted weighted-average shares outstanding, diluted	635		615		640		612

NET INCOME PER SHARE:
Basic	$1.29		$0.59		$0.83		$0.78
Diluted	$1.20		$0.57		$0.77		$0.76

(a) As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method for purposes of Net income per share. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is more dilutive, regardless of the type of settlement. For the three and six months ended June 30, 2022, all shares issuable on conversion were included in the denominator. See Notes 3 and 11 for further information regarding the new standard and the Convertible Notes.
(b) Prior to the adoption of ASU 2020-06, the Convertible Notes were accounted for using the treasury stock method for the purposes of Net income per share. For the three and six months ended June 30, 2021, the average market price of the Company's common stock exceeded the conversion price per share of $38.48 and as such, the common shares underlying the Convertible Notes were included in the diluted calculation.

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

As of June 30, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and time deposits), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,964	$12,964	$—	$—
Commercial paper	270	—	270	—
Short-term investments:
Treasury bills	2,432	2,432	—	—
Certificates of deposit	90	—	90	—
Time deposits	675	—	675	—
Fuel derivatives:
Option contracts (b)	1,294	—	—	1,294
Interest rate derivatives (see Note 4)	11	—	11	—
Equity Securities	225	225	—	—
Total assets	$17,961	$15,621	$1,046	$1,294
Liabilities
Fuel derivatives:
Option contracts (b)	$(167)	$—	$—	$(167)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,340	$12,340	$—	$—
Commercial paper	90	—	90	—
Time deposits	50	—	50	—
Short-term investments:
Treasury bills	2,399	2,399	—	—
Time deposits	625	—	625	—
Fuel derivatives:
Option contracts (b)	696	—	—	696
Equity Securities	288	288	—	—
Total assets	$16,488	$15,027	$765	$696
Liabilities
Interest rate derivatives (see Note 4)	$(4)	$—	$(4)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2022, or the year ended December 31, 2021. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2022	$1,273
Total gains for the period
Included in earnings	20	(a)
Included in other comprehensive income	182
Sales	(16)	(b)
Settlements	(332)
Balance at June 30, 2022	$1,127
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$20	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$115
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The sale of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2021	$696
Total gains (losses) for the period
Included in earnings	(15)	(a)
Included in other comprehensive income	1,033
Sales	(26)	(b)
Settlements	(561)
Balance at June 30, 2022	$1,127
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$(15)	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022	$672
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at June 30, 2022:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Third quarter 2022	28-68%	48%
			Fourth quarter 2022	44-65%	53%
			2023	38-58%	50%
			2024	34-48%	39%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2022, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due November 2022	$300	$300	Level 2
Pass Through Certificates due August 2022 - 6.19%	33	33	Level 2
4.75% Notes due 2023	1,247	1,259	Level 2
1.25% Convertible Notes due 2025	1,795	2,121	Level 2
5.25% Notes due 2025	1,549	1,582	Level 2
3.00% Notes due 2026	300	281	Level 2
3.45% Notes due 2027	300	282	Level 2
5.125% Notes due 2027	1,944	1,963	Level 2
7.375% Debentures due 2027	115	126	Level 2
2.625% Notes due 2030	500	423	Level 2
1.000% PSP1 due 2030	976	900	Level 3
1.000% PSP2 due 2031	566	510	Level 3
1.000% PSP3 due 2031	526	470	Level 3

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2022	December 31, 2021
Trade receivables	$59	$58
Credit card receivables	166	83
Business partners and other suppliers	541	432
Taxes receivable (a)	219	699
Fuel hedging and receivables	125	8
Other	279	77
Accounts and other receivables	$1,389	$1,357

(in millions)	June 30, 2022	December 31, 2021
Derivative contracts	$221	$192
Intangible assets, net	295	295
Other	331	395
Other assets	$847	$882

(in millions)	June 30, 2022	December 31, 2021
Accounts payable trade	$395	$156
Salaries payable	340	287
Taxes payable excluding income taxes	318	200
Aircraft maintenance payable	69	42
Fuel payable	260	170
Other payable	526	427
Accounts payable	$1,908	$1,282

(in millions)	June 30, 2022	December 31, 2021
Voluntary Separation Program	$79	$92
Profitsharing and savings plans	154	262
Vacation pay	463	451
Health	231	152
Workers compensation	155	141
Property and income taxes	58	65
Interest	96	46
Deferred supplier payments (b)	—	80
Other	351	335
Accrued liabilities	$1,587	$1,624

(in millions)	June 30, 2022	December 31, 2021
Voluntary Separation Program	$190	$233
Postretirement obligation	334	330
Other deferred compensation	302	369
Other	270	292
Other noncurrent liabilities	$1,096	$1,224

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(a) This amount includes approximately $472 million as of December 31, 2021 associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. The refund was received by the Company during second quarter 2022. These amounts as of June 30, 2022 and December 31, 2021 also include excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company.
(b) Represents amounts owed at December 31, 2021 for aircraft deliveries received that will be relieved via future payments to supplier.

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

All of the outstanding Series 2010 bonds, in the principal amount of $310 million, were redeemed by LFAMC on September 28, 2021 (Redemption Date). As the Series 2010 bonds have been fully repaid following the Redemption Date, the Company's guarantee associated with the Series 2010 bonds no longer exists.

As of June 30, 2022, $79 million of principal remained outstanding associated with the Series 2012 bonds. The net present value of the future principal and interest payments associated with the Series 2012 bonds was $88 million as of June 30, 2022, and was reflected as part of the Company's operating lease right-of-use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

During second quarter 2022, the Company entered into supplemental agreements with The Boeing Company ("Boeing") to replace the majority of its 2022 Boeing 737-7 ("-7") firm orders with Boeing 737-8 ("-8") firm orders, among other adjustments to its near-term contractual order book. The Company also exercised 20 -8 options for delivery in 2022, exercised four -7 options for delivery in 2023, exercised three -8 options for delivery in 2023, and accelerated and exercised 17 2023 -8 options for delivery in 2022.

While the Company is contractually scheduled to receive 114 MAX deliveries, including options, this year, a portion of its deliveries are expected to shift into 2023 due to Boeing's supply chain challenges and the current

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

status of the -7 certification. Based on recent discussions with Boeing regarding the pace of expected deliveries for the remainder of this year, the Company is currently estimating it will receive a total of 66 -8 aircraft deliveries and no -7 deliveries in 2022. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. Given the current supply chain and aircraft delivery delays, the Company will continue working with Boeing on the Company's contractual order book with focus on 2022 and 2023. Additional information regarding the Company's contractual order book is included in the following table as of June 30, 2022:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2022	14		95		5	114	(c)
2023	86		—		4	90
2024	30		—		56	86
2025	30		—		56	86
2026	15		15		40	70
2027	15		15		6	36
2028	15		15		—	30
2029	20		30		—	50
2030	15		45		—	60
2031	—		10		—	10
	240	(a)	225	(b)	167	632

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
(c) Includes 12 -8 deliveries received through June 30, 2022, 23 expected -8 deliveries in third quarter 2022, and 31 expected -8 deliveries in fourth quarter 2022, for a total of 66 -8 deliveries in 2022. While the Company is contractually scheduled to receive 114 MAX deliveries, including options, this year, a portion of its deliveries are expected to shift into 2023 due to Boeing's supply chain challenges and the current status of the -7 certification. Furthermore, given the current ongoing status of the -7 certification and pace of expected deliveries for the remainder of this year, it is the Company's assumption that it will receive no -7 aircraft deliveries in 2022, and has the ability to convert -7s to -8s as noted in footnote (b).

Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of June 30, 2022, were: $2.4 billion remaining in 2022, $2.2 billion in 2023, $910 million in 2024, $845 million in 2025, $984 million in 2026, $1.0 billion in 2027, and $6.3 billion thereafter.

In addition, subsequent to June 30, 2022, and through August 1, 2022, due to the current status of the -7 certification, the Company converted 48 2023 -7 firm orders to -8 firm orders in 2023. These conversions did not result in a significant change to the Company's commitments as of June 30, 2022.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable. In recent years, the airline industry has experienced an increase in litigation asserting the application of state and local employment laws, particularly in California. On June 30, 2022, the U.S. Supreme Court denied review of the Ninth Circuit’s ruling in Bernstein v. Virgin America, Inc., which held that federal law did not preempt the California state meal-and-rest-break regulations for flight attendants at issue. The Company is a defendant in multiple proceedings asserting wage and hour claims with respect to certain employees who work in, or are based in, California. The Bernstein decision may adversely affect the Company’s defenses in some or all of those proceedings and may give rise to additional litigation in these or other areas previously believed to be preempted by federal law. The Company is currently not able to estimate a range of possible loss.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. As of June 30, 2022, the conditions were not met that would allow holders to exercise their conversion option.

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

(in millions)	June 30, 2022	December 31, 2021
Equity component:
Carrying amount of Convertible Notes	$—	$311
Carrying amount of issuance costs	—	(11)
Net carrying amount	$—	$300
Liability component:
Principal amount	$1,795	$2,097
Unamortized debt discount	—	(255)
Net carrying amount	$1,795	$1,842

The Company recognized interest expense associated with the Convertible Notes as follows:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Non-cash amortization of the debt discount	$—	$19	$—	$37
Non-cash amortization of debt issuance costs	3	2	7	4
Contractual coupon interest	6	7	12	15
Total interest expense	$9	$28	$19	$56

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to conversion terms, contingencies, or exercise prices during the six months ended June 30, 2022. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2022, the Company paid $231 million and $555 million, respectively, in debt and finance lease obligations, which included scheduled debt and lease payments, extinguishment of Convertible Notes, and the early prepayment of debt. The following tables present the impact of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022
(in millions)	Cash payment	Principal repayment	Loss on extinguishment (a)	Non-cash amortization of debt discount and (issuance) costs
1.25% Convertible Notes due 2025	$178	$138	$42	$(2)
5.125% Notes due 2027	$27	$26	$1	$—
4.75% Notes due 2023	3	3	—	—
5.25% Notes due 2025	1	1	—	—
Total	$209	$168	$43	$(2)

	Six months ended June 30, 2022
(in millions)	Cash payment	Principal repayment	Loss on extinguishment (a)	Non-cash amortization of debt discount and (issuance) costs
1.25% Convertible Notes due 2025	$409	$302	$112	$(5)
5.125% Notes due 2027	$61	$56	$4	$1
4.75% Notes due 2023	3	3	—	—
5.25% Notes due 2025	1	1	—	—
Total	$474	$362	$116	$(4)
(a) Reflected in Other (gains) losses, net.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In July 2022, this facility was amended to extend the expiration date to August 2025, and to change the benchmark rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR"). There were no amounts outstanding under the Amended A&R Credit Agreement as of June 30, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2022, 2021, and 2019 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. For the three and six months ended June 30, 2022, the Company believes a comparison of its 2022 to 2019 (pre-pandemic) operating statistics is relevant and useful as the Company continues to recover from the pandemic. For the three and six months ended June 30, 2021, and 2022, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

	Three months ended June 30,
	2022	2021	2022 Change to 2021		2019	2022 Change to 2019
Revenue passengers carried (000s)	33,224	26,158	27.0%		34,924	(4.9)%
Enplaned passengers (000s)	41,284	32,786	25.9%		42,569	(3.0)%
Revenue passenger miles (RPMs) (in millions)(a)	32,523	27,689	17.5%		34,528	(5.8)%
Available seat miles (ASMs) (in millions)(b)	37,322	33,414	11.7%		39,985	(6.7)%
Load factor(c)	87.1%	82.9%	4.2	pts.	86.4%	0.7	pts.
Average length of passenger haul (miles)	979	1,059	(7.6)%		989	(1.0)%
Average aircraft stage length (miles)	727	794	(8.4)%		750	(3.1)%
Trips flown	326,848	268,879	21.6%		347,684	(6.0)%
Seats flown (000s)(d)	50,758	41,836	21.3%		52,398	(3.1)%
Seats per trip(e)	155.3	155.6	(0.2)%		150.7	3.1%
Average passenger fare	$184.17	$136.46	35.0%		$157.10	17.2%
Passenger revenue yield per RPM (cents)(f)	18.81	12.89	45.9%		15.89	18.4%
Operating revenues per ASM (cents)(g)	18.03	11.99	50.4%		14.78	22.0%
Passenger revenue per ASM (cents)(h)	16.39	10.68	53.5%		13.72	19.5%
Operating expenses per ASM (cents)(i)	14.92	10.22	46.0%		12.36	20.7%
Operating expenses per ASM, excluding fuel (cents)	10.54	7.81	35.0%		9.52	10.7%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.32	7.56	36.5%		9.09	13.5%
Fuel costs per gallon, including fuel tax	$3.36	$1.88	78.7%		$2.13	57.7%
Fuel costs per gallon, including fuel tax, economic	$3.36	$1.92	75.0%		$2.13	57.7%
Fuel consumed, in gallons (millions)	486	426	14.1%		532	(8.6)%
Active fulltime equivalent Employees(j)	62,333	54,448	14.5%		59,793	4.2%
Aircraft at end of period(k)	730	736	(0.8)%		753	(3.1)%

	Six months ended June 30,
	2022	2021	2022 Change to 2021		2019	2022 Change to 2019
Revenue passengers carried (000s)	59,253	40,383	46.7%		66,220	(10.5)%
Enplaned passengers (000s)	73,289	50,713	44.5%		80,382	(8.8)%
Revenue passenger miles (RPMs) (in millions)(a)	59,006	42,565	38.6%		65,232	(9.5)%
Available seat miles (ASMs) (in millions)(b)	71,706	56,561	26.8%		77,871	(7.9)%
Load factor(c)	82.3%	75.3%	7.0	pts.	83.8%	(1.5)	pts.
Average length of passenger haul (miles)	996	1,054	(5.5)%		985	1.1%
Average aircraft stage length (miles)	745	785	(5.1)%		751	(0.8)%
Trips flown	614,599	461,280	33.2%		674,074	(8.8)%
Seats flown (000s)(d)	95,305	71,627	33.1%		101,871	(6.4)%
Seats per trip(e)	155.1	155.3	(0.1)%		151.1	2.6%
Average passenger fare	$173.06	$130.79	32.3%		$154.50	12.0%
Passenger revenue yield per RPM (cents)(f)	17.38	12.41	40.0%		15.68	10.8%
Operating revenues per ASM (cents)(g)	15.93	10.71	48.7%		14.20	12.2%
Passenger revenue per ASM (cents)(h)	14.30	9.34	53.1%		13.14	8.8%
Operating expenses per ASM (cents)(i)	14.52	9.31	56.0%		12.31	18.0%
Operating expenses per ASM, excluding fuel (cents)	10.84	7.06	53.5%		9.55	13.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.68	6.87	55.5%		9.21	16.0%
Fuel costs per gallon, including fuel tax	$2.86	$1.78	60.7%		$2.09	36.8%
Fuel costs per gallon, including fuel tax, economic	$2.86	$1.83	56.3%		$2.09	36.8%
Fuel consumed, in gallons (millions)	923	712	29.6%		1,026	(10.0)%
Active fulltime equivalent Employees(j)	62,333	54,448	14.5%		59,793	4.2%
Aircraft at end of period(k)	730	736	(0.8)%		753	(3.1)%

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
(j) Included 1,446 Employees on Extended Emergency Time Off as of June 30, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included four and 39 Boeing 737 Next Generation aircraft in storage as of June 30, 2022 and June 30, 2021, respectively. Included 34 Boeing 737 MAX ("MAX") aircraft in long term storage as of June 30, 2019.

Financial Overview

The Company's financial results in 2021 were impacted and in 2022 have continued to be impacted, by the effects of the COVID-19 pandemic, which began in early 2020, on both an accounting principles generally accepted in the United States ("GAAP") and Non-GAAP basis. Although demand for leisure travel surged in second quarter 2022 and second quarter 2022 Operating revenues exceeded second quarter 2019 Operating revenues, both capacity (or ASMs) and business travel remained below comparable 2019 levels primarily due to available staffing constraints, in particular Pilots. In addition, GAAP results for the three and six months ended June 30, 2021, included impacts associated with payroll funding support ("Payroll Support") programs with the United States Department of the Treasury ("Treasury"), as referenced in Note 2 to the unaudited Condensed Consolidated Financial Statements.

The Company recorded second quarter and year-to-date GAAP and non-GAAP results for 2022, 2021, and 2019 as noted in the following tables. The Company believes comparisons of current year financial results to 2019 continue to be relevant given the significant impacts resulting from the pandemic. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended June 30,
(in millions, except per share amounts)
GAAP	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating income	$1,158	$594	94.9%	$968	19.6%
Net income	$760	$348	118.4%	$741	2.6%
Net income per share, diluted	$1.20	$0.57	110.7%	$1.37	(12.3)%

Non-GAAP
Operating income (loss)	$1,173	$(162)	n.m.	$968	21.2%
Net income (loss)	$825	$(206)	n.m.	$741	11.3%
Net income per share, diluted	$1.30	$(0.35)	n.m.	$1.37	(4.9)%

	Six months ended June 30,
(in millions, except per share amounts)
GAAP	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating income	$1,007	$793	27.0%	$1,473	(31.6)%
Net income	$482	$463	4.1%	$1,128	(57.3)%
Net income per share, diluted	$0.77	$0.76	0.7%	$2.06	(62.9)%

Non-GAAP
Operating income (loss)	$1,038	$(1,431)	n.m.	$1,473	(29.5)%
Net income (loss)	$633	$(1,221)	n.m.	$1,128	(43.9)%
Net income per share, diluted	$1.00	$(2.07)	n.m.	$2.06	(51.4)%

The Company's financial results for the three and six months ended June 30, 2022, exceeded the comparative 2021 financial results despite $724 million and $1.9 billion in grant allocations of Payroll Support from Treasury during the three and six months ended June 30, 2021, respectively, utilized to fund a portion of salaries, wages, and benefits. See below and Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. On a non-GAAP basis, the Company's Operating income (loss) and Net income (loss) improved significantly in the three and six months ended June 30, 2022, versus the same prior year period due to the significant recovery in travel demand, which was aided by a reduction in COVID-19 cases and hospitalizations, an increase in vaccinations, and a decline in travel-related restrictions across the United States. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These impacts combined resulted in a 67.9 percent and 88.5 percent increase in Operating revenues for the three and six months ended June 30, 2022, respectively, versus the same prior year periods. Operating revenues for the three and six months ended June 30, 2022, exceeded the comparative 2019 pre-pandemic levels primarily due to higher yields, despite the slight decrease in capacity. Operating expenses for the three and six months ended June 30, 2022, exceeded the comparative pre-pandemic 2019 levels primarily due to higher salaries, wages, and benefits and fuel prices.

2022 Outlook

The following tables present current selected financial guidance for third quarter and full year 2022:

3Q 2022 Estimation
Operating revenue compared with 2019 (a)	Up 8% to 12%
ASMs compared with 2019 (b)	~Flat
Economic fuel costs per gallon (c)(d)	$3.25 to $3.35
Fuel hedging premium expense per gallon	$0.02
Fuel hedging cash settlement gains per gallon	$0.46
ASMs per gallon (fuel efficiency)	76 to 78
CASM-X (e) compared with 2019 (f)	Up 12% to 15%
Scheduled debt repayments (millions)	~$55
Interest expense (millions)	~$90
Aircraft (g)	741

2022 Estimation
ASMs compared with 2019 (b)	Down ~4%
Economic fuel costs per gallon (c)(d)	$2.95 to $3.05
Fuel hedging premium expense per gallon	$0.04
Fuel hedging cash settlement gains per gallon	$0.51
CASM-X (e) compared with 2019 (f)	Up 12% to 16%
Scheduled debt repayments (millions)	~$820
Interest expense (millions)	~$360
Aircraft (g)	765
Effective tax rate	24% to 26%
Capital spending (billions) (h)	~$4.0
(a) The Company believes that operating revenues compared with 2019 is a relevant measure of performance due to the significant impacts in 2020 and 2021 from the pandemic.
(b) Available seat miles (ASMs, or capacity). The Company's flight schedule is currently published for sale through March 8, 2023. The Company currently expects fourth quarter 2022 capacity to be down in the range of 1 percent to 2 percent compared with fourth quarter 2019, and first quarter 2023 capacity to be up approximately 10 percent, compared with first quarter 2022.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Items (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of July 21, 2022, third quarter, fourth quarter, and full year 2022 economic fuel costs per gallon are estimated to be in the range of $3.25 to $3.35, $3.00 to $3.10, and $2.95 to $3.05, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the

Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(e) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profitsharing.
(f) Projections do not reflect the potential impact of fuel and oil expense, special items, and profitsharing because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.
(g) Aircraft on property, end of period. The Company ended second quarter 2022 with 730 Boeing 737 aircraft. During third quarter 2022, the Company expects to take delivery of 23 Boeing 737 MAX 8 (-8) aircraft and retire 12 Boeing 737-700 (-700) aircraft to end the quarter with 741 aircraft. During fourth quarter 2022, the Company expects to take delivery of 31 -8 aircraft and retire seven -700 aircraft to end the year with 765 aircraft. The delivery schedule for the Boeing 737 MAX 7 (-7) is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct. Furthermore, given the current ongoing status of the -7 certification and pace of expected deliveries for the remainder of this year, it is the Company's assumption that it will receive no -7 aircraft deliveries in 2022, and that the remaining 48 Boeing 737 MAX (MAX) aircraft reflected in its 2022 contractual order book will shift into 2023.
(h) Represents the Company's current expectation which assumes the exercise of its five remaining 2022 MAX aircraft delivery options, and a total of 66 -8 aircraft deliveries in 2022, compared with the Company's previous estimation which assumed the delivery of 114 MAX aircraft in 2022. The Company continues to estimate $900 million in non-aircraft capital spending in 2022.

COVID-19 Pandemic Impacts
As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company has received significant financial assistance from Treasury in the form of Payroll Support, and this assistance had a significant impact on the Company's reported GAAP financial results in 2021. Such impact ended in third quarter 2021, and the Company's 2022 results do not reflect the benefit of this Payroll Support, and its future periods are not expected to benefit from such Payroll Support. However, future cash flows will be impacted through the portion of Payroll Support that was in the form of loans that will have to be repaid to Treasury.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 ("Voluntary Separation Program") and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs associated with the impacts of the pandemic. Approximately 16,000 Employees elected to participate in one of these programs. All Employees that elected to participate in the Extended ETO program have since returned or been recalled to work, or have chosen to permanently separate from the Company, and no Employees were on Extended ETO past March 31, 2022. The Company realized approximately $1.1 billion of full year 2021 cost savings from the Voluntary Separation Program and Extended ETO but expects no material cost savings from these programs in 2022 and beyond. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
The Company met its 2021 hiring goals and plans to add over 10,000 Employees, net of attrition, in 2022. The Company continues to strive to provide sufficient and optimized staffing to support its anticipated flight schedule plans for 2022 and beyond. For the three and six months ended June 30, 2022, the Company hired approximately 4,000 and 7,300 Employees, respectively, net of attrition, and returned to overall pre-pandemic staffing levels in May 2022. The Company has been making additional investments to attract and retain talent, including the decision in fourth quarter 2021 to further raise the Company's starting hourly pay rates from $15 per hour to $17 per hour for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.
Company Overview

The Company has entered into supplemental agreements with The Boeing Company ("Boeing") to increase aircraft orders and accelerate certain options with the goal of improving potential growth opportunities, restoring its network closer to pre-pandemic levels, lowering operating costs, and further modernizing its fleet with less carbon-

intensive aircraft. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company continues to expect that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 442 Boeing 737-700 ("-700") aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts.

For first half 2022, the Company was scheduled to receive 28 -8 aircraft, of which only 12 were received, all during second quarter 2022. The Company ended second quarter 2022 with 730 aircraft, which reflects four owned -700 retirements. In addition, the Company had four -700 aircraft in storage as of June 30, 2022, all of which were subsequently retired from the Company's fleet in July 2022. The Company is experiencing delays in aircraft deliveries from Boeing and now estimates 2022 deliveries to be 66 versus the previously expected 114. The Company is currently assuming 23 and 31 -8 aircraft deliveries in third quarter and fourth quarter 2022, respectively. The Company plans to retire 12 and seven -700 aircraft in third quarter and fourth quarter 2022, respectively. As a result, the Company expects to end third quarter with 741 aircraft and end 2022 with 765 aircraft, compared with its previous guidance of 814 aircraft. The Company now expects to retire 29 -700 aircraft in 2022, compared with its previous guidance of 28 -700 retirements this year.

The Company has published its flight schedule through March 8, 2023. During 2022, the Company is focusing on restoring its network, primarily in cities with a very strong Customer base, by adding city pair frequencies and connecting new service with existing points-of-strength to increase Customer depth.
On March 24, 2022, the Company announced a new fare product, Wanna Get Away Plus™, which became available to Customers in May 2022. Wanna Get Away Plus provides Customers with more flexibility, choice, and rewards for a modest buy-up from the Company's Wanna Get Away® fare product. In addition to all of the usual day of travel benefits and booking flexibility offered to Customers across all of the Company's fares, Wanna Get Away Plus provides additional benefits as compared with the Wanna Get Away fare product, including:

•Transferable flight credit(s), a new benefit that generally enables Customers to make a one-time transfer of eligible unused flight credit(s) to a new traveler for future use;
•More flexibility through same-day confirmed change/same-day standby; and
•More earning power in the Company's Rapid Rewards® loyalty program, with 8X points awarded on flights instead of the 6X points awarded on Wanna Get Away fares.

In July 2022, the Company announced that flight credits will no longer expire. The Company expects that this policy change, combined with its other attractive brand attributes, will contribute to an increase in Customer loyalty. Flight credits result from canceling reservations and previously were valid for no longer than one year from the date of original purchase. Flight credits for non-refundable fares will be issued as long as the reservation is cancelled more than 10 minutes prior to the scheduled departure. Flight credits or refunds for refundable fares will be issued regardless of cancellation time. Flight credits unexpired on, or created on or after July 28, 2022 do not expire and will show an expiration date (12/31/2040) until the Company’s systems are updated. A flight credit with an expiration date on or before July 27, 2022, has expired in accordance with its existing expiration date.

On March 28, 2022, the Company reached a tentative collective-bargaining agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), which represents the Company's approximately 6,000 Customer Service Agents, Customer Representatives, and Source of Support Representatives. However, during May 2022, the IAM membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with IAM.

On June 3, 2022, the Company reached a tentative collective-bargaining agreement with the Aircraft Mechanics Fraternal Association ("AMFA"), which represents the Company's nearly 170 Aircraft Appearance Technicians. However, the AMFA membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with AMFA.

As part of its commitment to corporate sustainability, on April 22, 2022, the Company published its 2021 One Report describing the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. The Company also published its first ever Diversity, Equity, and Inclusion ("DEI") Report on April 22, 2022. A companion piece to the One Report, the DEI Report takes a deeper dive into the Company's DEI goals, commitments, and initiatives and highlights the expected path forward. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.
Material Changes in Results of Operations

Comparison of three months ended June 30, 2022 and June 30, 2021

Operating Revenues

Total operating revenues for second quarter 2022 increased by $2.7 billion, or 67.9 percent, year-over-year, to a quarterly record of $6.7 billion. Second quarter 2022 operating revenues per ASM (RASM) were 18.03 cents, an increase of 50.4 percent, compared with second quarter 2021. The dollar increase was primarily due to the significant improvement in travel demand in second quarter 2022 versus the impacts to demand and bookings from the COVID-19 pandemic in second quarter 2021. For second quarter 2022, the year-over-year RASM increase was primarily driven by a 45.9 percent improvement in yield and an increase in Load factor of 4.2 points. The Company's policy change to eliminate expiration dates on qualifying flight credits, in particular those that were set to expire on September 7, 2022, results in a shift in the timing of revenue recognition. As a result, the breakage benefit to second quarter 2022 Operating revenues associated with flight credits that were set to expire on September 7, 2022 will not recur in third quarter creating a one-time sequential operating revenue growth headwind from second quarter 2022 to third quarter 2022 in the range of $250 million to $300 million, or five points, compared with their respective 2019 levels. The Company does not anticipate a material impact from this policy change beyond third quarter 2022, and estimates that breakage as a percentage of revenue will normalize to pre-pandemic levels. The Company expects that this policy change, combined with its other attractive brand attributes, will contribute to an increase in Customer loyalty and new Customers. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

Passenger revenues for second quarter 2022 increased by $2.6 billion, or 71.4 percent, year-over-year. On a unit basis, Passenger revenues increased 53.5 percent, year-over-year. The year-over-year increase in Passenger revenues on both a dollar and unit basis was primarily due to improvements in Passenger demand and bookings, the majority of which were for leisure oriented travel. The Company's revenue performance in second quarter 2022 was a quarterly record primarily due to a surge in leisure demand, especially in June, which resulted in strong passenger bookings, yields, and load factors. In addition, the Company's second quarter 2022 loyalty program revenue represented a quarterly record. June 2022 managed business revenues were down 19 percent, a sequential improvement compared with April and May 2022 managed business revenues, which were down 31 percent and 23 percent, respectively, all compared with their respective 2019 levels. While second quarter 2022 managed business revenues remained below 2019 levels, the Company was encouraged by the sequential improvement during the quarter, as well as managed business average fares that exceeded 2019 levels. Based on bookings thus far, the Company's third quarter 2022 managed business revenues are currently estimated to be down in the range of 17 percent to 21 percent, compared with third quarter 2019. June 2022 is estimated to represent a monthly peak for 2022 operating revenues based on first half 2022 results and current expectations for second half 2022.

Freight revenues for second quarter 2022 decreased by $3 million, or 6.0 percent, compared with the second quarter 2021, primarily due to capacity challenges driven by an increase in Passenger demand resulting in reduced space for cargo shipments.
Other revenues for second quarter 2022 increased by $173 million, or 44.5 percent, compared with second quarter 2021. On a dollar basis, approximately 59.5 percent of the increase was due to incremental revenue from the Company's new co-brand credit card agreement secured in December 2021. The remaining increase is primarily due to revenue from business partners, and improved retail spend on the Company's co-brand credit card with Chase Bank USA, N.A ("Chase").

Operating Expenses

Operating expenses for second quarter 2022 increased by $2.2 billion, or 63.2 percent, compared with second quarter 2021, while capacity increased 11.7 percent over the same prior year period. Approximately 34 percent of the operating expense increase was due to $724 million in Payroll Support allocated to offset a portion of salaries, wages, and benefits in second quarter 2021, compared with no support received in second quarter 2022. In addition, approximately 39 percent of the increase was due to higher Fuel and oil expense and 18 percent of the increase was due to higher Salaries, wages, and benefits. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2022 and 2021, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2022		2021
Salaries, wages, and benefits	5.95	¢	5.46	¢	0.49	¢	9.0%
Payroll support and voluntary Employee programs, net	—		(2.22)		2.22		n.m.
Fuel and oil	4.38		2.41		1.97		81.7
Maintenance materials and repairs	0.56		0.66		(0.10)		(15.2)
Landing fees and airport rentals	1.04		1.21		(0.17)		(14.0)
Depreciation and amortization	0.87		0.94		(0.07)		(7.4)
Other operating expenses	2.12		1.76		0.36		20.5
Total	14.92	¢	10.22	¢	4.70	¢	46.0%
Operating expenses per ASM for second quarter 2022 increased by 46.0 percent, compared with second quarter 2021, primarily due to second quarter 2021 including Payroll Support from the Consolidated Appropriations Act, 2021, and American Rescue Plan Act of 2021. Operating expenses per ASM for second quarter 2022, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 5.1 percent, compared with second quarter 2021 primarily due to higher salaries and wages due to significantly more trips and step/pay rate increases for certain workgroups. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for second quarter 2022 increased by $395 million, or 21.6 percent, compared with second quarter 2021. On a per ASM basis, second quarter 2022 Salaries, wages, and benefits expense increased 9.0 percent, compared with second quarter 2021. On a dollar basis, the increase was primarily driven by higher salaries and wages due to significantly more trips and step/pay rate increases for certain workgroups.

Payroll support and voluntary Employee programs, net (a reduction to expense) had no amounts for second quarter 2022. Second quarter 2021 consisted primarily of $724 million of Payroll Support proceeds allocated (credit to expense) and a $15 million net reduction in the Extended ETO liability (reduction to expense) relating to certain Employees being recalled prior to their previously elected return dates.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for second quarter 2022 increased by $833 million, or 103.7 percent, compared with second quarter 2021. On a per ASM basis, second quarter 2022 Fuel and oil expense increased 81.7 percent. On a dollar basis, approximately 90 percent of the increase was attributable to an increase in jet fuel prices, and the remainder of the increase was due to an increase in fuel gallons consumed. The Company's second quarter 2022 average economic jet fuel price of $3.36 per gallon is net of approximately $332 million in gains from hedging activities. On a per ASM basis, the majority of the change was due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended June 30,
	2022	2021
Economic fuel costs per gallon	$3.36	$1.92
Fuel hedging premium expense (in millions)	$26	$24
Fuel hedging premium expense per gallon	$0.05	$0.06
Fuel hedging cash settlement gain per gallon	$0.68	$0.02

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's second quarter 2022 available seat miles per gallon ("fuel efficiency") decreased 2.3 percent, year-over-year, and increased 2.1 percent when compared with second quarter 2019. The year-over-year decrease was primarily driven by the Company's increased Load factor and operating more of its least fuel-efficient -700 aircraft versus the prior year. The increase when compared with second quarter 2019 was due to operating more MAX aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The MAX remains critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals. The Company expects third quarter 2022 fuel efficiency to be in the range of 76 to 78 ASMs per gallon, on a nominal basis.

The Company's multi-year fuel hedging program continues to provide insurance against spikes in energy prices and significantly offset the market price increase in jet fuel in second quarter 2022. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate ("WTI"), Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of July 21, 2022.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums
Average Brent Crude Oil price per barrel	3Q 2022 (b)	4Q 2022 (b)
$80	$2.85 - $2.95	$2.75 - $2.85
$90	$3.05 - $3.15	$2.95 - $3.05
Current Market (a)	$3.25 - $3.35	$3.00 - $3.10
$110	$3.45 - $3.55	$3.35 - $3.45
$120	$3.70 - $3.80	$3.60 - $3.70
$130	$4.00 - $4.10	$3.85 - $3.95

Fair market value of fuel derivative instruments	$235 million	$195 million
Estimated premium costs	$13 million	$13 million
(a) Brent crude oil average market prices as of July 21, 2022, were $100 and $94 per barrel for third quarter 2022 and fourth quarter 2022, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of July 21, 2022, third quarter, fourth quarter, and full year 2022 economic fuel costs per gallon are estimated to be in the range of $3.25 to $3.35, $3.00 to $3.10, and $2.95 to $3.05, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (c)
2022	63% (a)
2023	39% (b)
2024	17% (b)
(a) Based on the Company's available seat mile plans for full year 2022. The Company is currently 59 percent hedged for third quarter 2022 and 62 percent hedged for fourth quarter 2022.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at June 30, 2022, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2022	Amount of gains deferred in AOCI at June 30, 2022 (net of tax)
Remainder of 2022	$495	$373
2023	497	328
2024	135	79
Total	$1,127	$780

Maintenance materials and repairs expense for second quarter 2022 decreased by $12 million, or 5.4 percent, compared with second quarter 2021. On a per ASM basis, Maintenance materials and repairs expense decreased 15.2 percent, compared with second quarter 2021. On a dollar basis, the decrease was primarily due to a decrease in engines and components expense driven by the "power-by-the-hour" contract for the -700 engines expiring at the end of 2021, in which expense was incurred based primarily upon engine hours flown. At January 1, 2022, a time and materials contract commenced, pursuant to which -700 engine expense is based on actual repairs. This decrease was partially offset by the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic. There were multiple other smaller increases on a dollar basis, primarily related to an increase in various repairs as a result of deferring costs and reduced operations in second quarter 2021 due to the COVID-19 pandemic.

Landing fees and airport rentals expense for second quarter 2022 decreased by $15 million, or 3.7 percent, compared with second quarter 2021. On a per ASM basis, Landing fees and airport rentals expense decreased 14.0 percent, compared with second quarter 2021. Despite the year-over-year increase in trips flown, on both a dollar and per ASM basis, Landing fees and airport rentals expense decreased slightly due to higher settlements and credits from various airports received in second quarter 2022.

Depreciation and amortization expense for second quarter 2022 increased by $10 million, or 3.2 percent, compared with second quarter 2021. On a per ASM basis, Depreciation and amortization expense decreased by 7.4 percent, compared with second quarter 2021. On a dollar basis, the increase was primarily due to higher depreciation expense associated with owned aircraft and engines, including certain -700 aircraft planned for accelerated retirement dates in 2022.

Other operating expenses for second quarter 2022 increased by $205 million, or 35.0 percent, compared with second quarter 2021. Included within this line item was aircraft rentals expense in the amounts of $49 million and $52 million for the three-month periods ended June 30, 2022 and 2021, respectively. On a per ASM basis, Other operating expenses increased 20.5 percent, compared with second quarter 2021. On a dollar basis, approximately 35 percent of the increase was due to higher revenue related expenses (including credit card processing charges) and approximately 20 percent of the increase was due to higher personnel expenses. The majority of the remainder was due to various flight-driven expenses.

The Company expects cost inflation in third quarter 2022, in particular with higher rates for labor, benefits, and airports. The Company also expects cost headwinds from operating at suboptimal productivity levels as headcount is expected to increase in third quarter 2022 while capacity levels are expected to remain relatively in line with third quarter 2019. The Company has increased short-haul trips in second half 2022 in an effort to restore its route network and support the reliability of its operational performance, which results in a decrease to average stage length, and adds further unit cost headwinds. As a result of its successful hiring efforts and much improved operational reliability, the Company plans to begin moderating hiring where opportunities exist and intensify its focus on returning to historical efficiency levels.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for second quarter 2022 decreased by $23 million, or 19.8 percent, compared with second quarter 2021, primarily due to elimination of the debt discount as a result of the Company's adoption of ASU 2020-06. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for second quarter 2022 increased by $3 million, or 37.5 percent, compared with second quarter 2021, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for second quarter 2022 increased by $26 million, compared with second quarter 2021, primarily due to higher interest rates.

The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in millions)	2022	2021
Mark-to-market impact from fuel contracts settling in current and future periods	$(20)	$(11)
Premium cost of fuel contracts not designated as hedges	—	10
Unrealized mark-to-market adjustment on available for sale securities	4	—
Mark-to-market impact on deferred compensation plan investments	39	(17)
Loss on partial extinguishment of convertible and unsecured notes	43	—
Other	2	4
	$68	$(14)

Income Taxes

The Company's effective tax rate was approximately 26.6 percent in second quarter 2022, compared with 30.7 percent in second quarter 2021. The higher tax rate for second quarter 2021 was primarily due to higher state taxes. The year-over-year decrease was partially offset by the losses on the Company's convertible debt repurchases, which are largely disallowed as a deduction for tax purposes. The Company currently estimates its annual 2022 effective tax rate to be approximately 24 percent to 26 percent.

Comparison of six months ended June 30, 2022 and June 30, 2021

Operating Revenues

Passenger revenues for the six months ended June 30, 2022, increased by $5.0 billion, or 94.1 percent, compared with the first six months of 2021. On a unit basis, Passenger revenues increased 53.1 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis were primarily due to easing of negative impacts associated with the COVID-19 pandemic, which resulted in improvements in Passenger demand and bookings, the majority of which were for leisure oriented travel, in the first six months of 2022, compared with the severe impacts to demand and bookings from the COVID-19 pandemic for the majority of the first six months of 2021.

Freight revenues for the six months ended June 30, 2022, decreased by $3 million, or 3.3 percent, compared with the six months ended June 30, 2021, primarily due to capacity challenges driven by an increase in Passenger demand resulting in reduced space for cargo shipments.

Other revenues for the six months ended June 30, 2022, increased by $393 million, or 57.3 percent, year-over-year. On a dollar basis, approximately half of the increase was associated with additional revenues generated from the Company's new co-brand credit card agreement secured in December 2021. The remaining increase in Other revenues is primarily due to income from business partners, including Chase, as the rebound in travel demand also resulted in higher spend on the Company's co-brand credit card, as well as additional revenues earned through the Company's rental car and hotel partners.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, increased by $5.1 billion, or 97.7 percent, compared with the first six months of 2021, while capacity increased 26.8 percent over the same prior year period. Approximately 37 percent of the operating expense increase was due to $1.9 billion in Payroll Support allocated to offset a portion of salaries, wages, and benefits in the first six months of 2021, compared with no support received in the first six months of 2022. In addition, approximately 25 percent of the increase was due to higher Fuel and oil expense and approximately 20 percent of the increase was due to higher Salaries, wages, and benefits. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2022 and 2021, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2022		2021		change		change
Salaries, wages, and benefits	6.20	¢	6.00	¢	0.20	¢	3.3%
Payroll support and voluntary Employee programs, net	—		(3.87)		3.87		n.m.
Fuel and oil	3.68		2.25		1.43		63.6
Maintenance materials and repairs	0.59		0.70		(0.11)		(15.7)
Landing fees and airport rentals	1.02		1.27		(0.25)		(19.7)
Depreciation and amortization	0.90		1.11		(0.21)		(18.9)
Other operating expenses	2.13		1.85		0.28		15.1
Total	14.52	¢	9.31	¢	5.21	¢	56.0%

Operating expenses per ASM for the first six months of 2022 increased by 56.0 percent, compared with the first six months of 2021. The majority of the year-over-year unit cost increase was driven by the first six months of 2021 including Payroll Support from the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act of 2021. Operating expenses per ASM for the first six months of 2022, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), decreased 1.0 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2022 increased by $1.1 billion, or 31.1 percent, compared with the first six months of 2021. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2022 increased 3.3 percent, compared with the first six months of 2021. On a dollar basis, the increase was primarily driven by higher salaries and wages due to significantly more trips and step/pay rate increases for certain workgroups, and $127 million of additional salaries, wages, and benefits expense as a result of incentive pay offered to the Company's Operations Employees through early February 2022 in an effort to address available staffing challenges related to the Omicron variant.

Payroll support and voluntary Employee programs, net (a reduction to expense) had no amounts for the first six months of 2022. The first six months of 2021 consisted of the following items:

•$1.9 billion of Payroll Support proceeds allocated (credit to expense);
•A $130 million net reduction in the Extended ETO liability (reduction to expense) relating to certain Employees being recalled prior to their previously elected return dates; and
•$117 million credit to expense associated with the Employee Retention Tax Credit for continuing to pay Employees' salaries during the time they were not working, as allowed under the CARES Act, and subsequent legislation.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for the first six months of 2022 increased by $1.4 billion, or 107.5 percent, compared with the first six months of 2021. On a per ASM basis, Fuel and oil expense for the first six months of 2022 increased 63.6 percent. On a dollar basis, approximately 75 percent of the increase was attributable to an increase in jet fuel prices per gallon, and the remainder of the increase was due to an increase in fuel gallons consumed. On a per ASM basis, the increase was primarily due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Six months ended June 30,
	2022	2021
Economic fuel costs per gallon	$2.86	$1.83
Fuel hedging premium expense (in millions)	$53	$50
Fuel hedging premium expense per gallon	$0.06	$0.07
Fuel hedging cash settlement gains per gallon	$0.61	$0.01

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first six months of 2022 increased by $25 million, or 6.3 percent, compared with the first six months of 2021. On a per ASM basis, Maintenance materials and repairs expense decreased 15.7 percent, compared with the first six months of 2021. On a dollar basis, the increase was primarily due to the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic. There were multiple other increases on a dollar basis, primarily related to an increase in various repairs as a result of deferring costs and reduced operations in the first six months of 2021 due to the COVID-19 pandemic. These increases were partially offset by a decrease in engines and components expense due to the "power-by-the-hour" contract for the Company's -700 engines expiring at the end of 2021.

Landing fees and airport rentals expense for the first six months of 2022 increased by $17 million, or 2.4 percent, compared with the first six months of 2021. On a per ASM basis, Landing fees and airport rentals expense decreased 19.7 percent, compared with the first six months of 2021. On a dollar basis, the increase was primarily due to an increase in landing fees from the increased number of trips flown, partially offset by higher settlements and credits from various airports received in 2022.

Depreciation and amortization expense for the first six months of 2022 increased by $22 million, or 3.5 percent, compared with the first six months of 2021. On a per ASM basis, Depreciation and amortization expense decreased 18.9 percent, compared with the first six months of 2021. On a dollar basis, the increase was primarily due to higher depreciation expense associated with owned aircraft and engines, including certain -700 aircraft planned for accelerated retirement dates in 2022.

Other operating expenses for the first six months of 2022 increased by $474 million, or 45.2 percent, compared with the first six months of 2021. Included within this line item was aircraft rentals expense in the amount of $98 million and $103 million for the six month periods ended June 30, 2022 and 2021, respectively. On a per ASM basis, Other operating expenses increased 15.1 percent, compared with the first six months of 2021. On a dollar basis, approximately 25 percent of the increase was due to higher revenue related expenses (including credit card processing charges) and approximately 20 percent of the increase was due to higher personnel expenses. The majority of the remaining increase was due to various flight-driven expenses.

Other

Other expenses (income) include interest expense, capitalized interest, interest income, and other gains and losses.

Interest expense for the first six months of 2022 decreased by $43 million, or 18.8 percent, compared with the first six months of 2021, primarily due to elimination of the debt discount due to the adoption of ASU 2020-06. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for the first six months of 2022 increased by $1 million, or 5.3 percent, compared with the first six months of 2021, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for the first six months of 2022 increased by $27 million, compared with the first six months of 2021, due to higher interest rates.

The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in millions)	2022	2021
Mark-to-market impact from fuel contracts settling in current and future periods	$15	$(9)
Premium cost of fuel contracts not designated as hedges	—	21
Unrealized mark-to-market adjustment on available for sale securities	7	—
Mark-to-market impact on deferred compensation plan investment	72	(18)
Correction on investment gains related to prior periods	—	(60)
Loss on partial extinguishment of convertible and unsecured notes	116	—
Other	2	5
	$212	$(61)

Income Taxes

The Company's effective tax rate was approximately 26.9 percent for the first six months of 2022, compared with 28.4 percent for the first six months of 2021. The higher tax rate for the first six months of 2021 was primarily due to higher state taxes. The year-over-year decrease was partially offset by the losses on the Company's convertible debt repurchases, which are largely disallowed as a deduction for tax purposes.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Fuel and oil expense, unhedged	$1,942	$802		$3,148	$1,266
Add: Premium cost of fuel contracts designated as hedges	26	14		53	29
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(332)	(13)		(561)	(23)
Fuel and oil expense, as reported	$1,636	$803		$2,640	$1,272
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	5		—	14
Add: Premium cost of fuel contracts not designated as hedges	—	10		—	21
Fuel and oil expense, excluding special items (economic)	$1,636	$818	100.0	$2,640	$1,307	102.0

Total operating expenses, net, as reported	$5,570	$3,414		$10,415	$5,267
Add: Payroll support and voluntary Employee programs, net	—	740		—	2,187
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	5		—	14
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	1		—	2
Add: Premium cost of fuel contracts not designated as hedges	—	10		—	21
Deduct: Impairment of long-lived assets	(15)	$—		$(31)	$—
Total operating expenses, excluding special items	$5,555	$4,170	33.2	$10,384	$7,491	38.6
Deduct: Fuel and oil expense, excluding special items (economic)	(1,636)	(818)		(2,640)	(1,307)
Operating expenses, excluding Fuel and oil expense and special items	$3,919	$3,352	16.9	$7,744	$6,184	25.2
Deduct: Profitsharing expense	(81)	(85)		(118)	(109)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$3,838	$3,267	17.5	$7,626	$6,075	25.5

Operating income, as reported	$1,158	$594		$1,007	$793
Deduct: Payroll support and voluntary Employee programs, net	—	(740)		—	(2,187)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	(5)		—	(14)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	(1)		—	(2)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(10)		—	(21)
Add: Impairment of long-lived assets	15	—		31	$—
Operating income (loss), excluding special items	$1,173	$(162)	n.m.	$1,038	$(1,431)	n.m.

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Other (gains) losses, net, as reported	$68	$(14)		$212	$(61)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	20	11		(15)	9
Deduct: Premium cost of fuel contracts not designated as hedges	—	(10)		—	(21)
Deduct: Unrealized mark-to-market adjustment on available for sale securities	(4)	—		(7)	—
Deduct: Loss on partial extinguishment of convertible and unsecured notes	(43)	—		(116)	—
Other (gains) losses, net, excluding special items	$41	$(13)	n.m.	$74	$(73)	n.m.

Income before income taxes, as reported	$1,036	$502		$660	$648
Deduct: Payroll support and voluntary Employee programs, net	—	(740)		—	(2,187)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—	(5)		—	(14)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	(1)		—	(2)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(20)	(11)		15	(9)
Add: Impairment of long-lived assets	15	—		31	—
Add: Unrealized mark-to-market adjustment on available for sale securities	4	—		7	—
Add: Loss on partial extinguishment of convertible and unsecured notes	43	—		116	—
Income (loss) before income taxes, excluding special items	$1,078	$(255)	n.m.	$829	$(1,564)	n.m.

Provision for income taxes, as reported	$276	$154		$178	$185
Add (Deduct): Net income (loss) tax impact of fuel and special items (b)	(23)	(203)		18	(528)
Provision (benefit) for income taxes, net, excluding special items	$253	$(49)	n.m.	$196	$(343)	n.m.

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2022		2021		Change	2022		2021		Change
Net income, as reported	$760		$348			$482		$463
Deduct: Payroll support and voluntary Employee programs, net	—		(740)			—		(2,187)
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	—		(5)			—		(14)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—		(1)			—		(2)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(20)		(11)			15		(9)
Add: Loss on partial extinguishment of convertible and unsecured notes	43		—			116		—
Add: Impairment of long-lived assets	15		—			31		—
Add: Unrealized mark-to-market adjustment on available for sale securities	4		—			7		—
Add (Deduct): Net income (loss) tax impact of special items (b)	23		203			(18)		528
Net income (loss), excluding special items	$825		$(206)		n.m.	$633		$(1,221)		n.m.

Net income per share, diluted, as reported	$1.20		$0.57			$0.77		$0.76
Add (Deduct): Impact of special items	0.08		(1.21)			0.24		(3.59)
Add (Deduct): Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.03)		(0.03)			0.02		(0.04)
Add (Deduct): Net income (loss) tax impact of special items (b)	0.05		0.33			(0.03)		0.87
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (c)	—		(0.01)			—		(0.07)
Net income (loss) per share, diluted, excluding special items	$1.30		$(0.35)		n.m.	$1.00		$(2.07)		n.m.

Operating expenses per ASM (cents)	14.92	¢	10.22	¢		14.52	¢	9.31	¢
Add (Deduct): Impact of special items	(0.04)		2.22			(0.05)		3.87
Deduct: Fuel and oil expense divided by ASMs	(4.38)		(2.41)			(3.68)		(2.25)
Deduct: Profitsharing expense divided by ASMs	(0.22)		(0.25)			(0.16)		(0.19)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	10.28	¢	9.78	¢	5.1	10.63	¢	10.74	¢	(1.0)

(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference, due to the Company being in a Net income position on a GAAP basis versus a Net loss position on a Non-GAAP basis for the three and six months ended June 30, 2021. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

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
5.Unrealized mark-to-market adjustment associated with certain available for sale securities; and
6.Losses associated with the partial extinguishment of the Company's Convertible Notes and early prepayment of debt.

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

Net cash provided by operating activities was $1.9 billion for the three months ended June 30, 2022, compared with $2.0 billion provided by operating activities in the same prior year period. Net cash provided by operating activities was $3.0 billion for the six months ended June 30, 2022, compared with $2.7 billion provided by operating activities in the same prior year period. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the six months ended June 30, 2022, were largely impacted by the Company's net income (as adjusted for noncash items), a $793 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, a $284 million increase in cash collateral received from derivative counterparties due to an increase in the fuel hedge portfolio, driven by increases in the forward curve market prices for energy commodities year-to-date, and a $472 million cash tax refund from the Internal Revenue Service associated with the 2020 tax year. Operating cash flows for the six months ended June 30, 2021, included $2.7 billion in Payroll Support program grant proceeds, of which $1.9 billion was used to offset eligible costs through June 30, 2021, and was thus included in operating activities, as well as $45 million allocated to the value of warrants issued and thus included in financing activities. The operating cash flows for the six months ended June 30, 2021, were also driven by an increase in Air traffic liability of $1.5 billion as a result of increased ticket sales from the increase in leisure travel demand. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company also used Net cash provided by operating activities to fund stock repurchases and pay dividends; however these shareholder return activities have been suspended due to restrictions associated with the payroll assistance under the Payroll Support programs and the Company's amended and restated revolving credit facility. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities totaled $1.6 billion during the three months ended June 30, 2022, compared with $469 million used in investing activities in the same prior year period. Net cash used in investing activities was $1.7 billion during the six months ended June 30, 2022, compared with $670 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2022, Capital expenditures were $1.5 billion, compared with $190 million in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress and delivery payments made for current period and future aircraft deliveries during the six months ended June 30, 2022, compared to the same prior year period, when progress payments were not made due to delivery credits provided by Boeing to the Company resulting from the settlement of 2020 estimated damages relating to the FAA grounding of the MAX aircraft.

The Company now estimates its 2022 capital spending to be approximately $4.0 billion, which assumes the exercise of its five remaining 2022 aircraft options, and a total of 66 -8 aircraft deliveries in 2022, compared with its previous 2022 capital spending guidance of approximately $5.0 billion which assumed the delivery of 114 MAX aircraft in 2022. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company’s 2022 capital spending guidance continues to include approximately $900 million in non-aircraft capital spending.

Net cash used in financing activities was $215 million during the three months ended June 30, 2022, compared with $617 million provided by financing activities for the same prior year period. Net cash used in financing activities was $530 million during the six months ended June 30, 2022, compared with $1.1 billion provided by financing activities for the same year period. The Company repaid $555 million in debt and finance lease obligations, including the extinguishment of $302 million in principal of its Convertible Notes for a cash payment of $409 million during the six months ended June 30, 2022, and is scheduled to repay approximately $55 million in debt and finance lease obligations during third quarter 2022. The Company may engage in debt repurchases from time to time and future repurchases are not included in the scheduled to repay third quarter 2022 amount. During the six months ended June 30, 2021, the Company borrowed $1.1 billion of loan proceeds under Payroll Support programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company also repaid $109 million in debt and finance lease obligations during the six months ended June 30, 2021.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In July 2022, this facility was amended to extend the expiration date to August 2025, and to change the benchmark rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR"). The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be SOFR plus a credit spread adjustment of 10 basis points plus 200 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Amended A&R Credit Agreement, of $1.5 billion at all times under the Amended A&R Credit Agreement; the Company was compliant with this requirement as of June 30, 2022. There were no amounts outstanding under the Amended A&R Credit Agreement as of June 30, 2022.

Although not the case at June 30, 2022 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused funds available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $16.4 billion as of June 30, 2022, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19.

As of June 30, 2022, the Company's total firm and option order book was 632 aircraft. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of June 30, 2022:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	18	442	(a)	360	82
737-800	175	7	207		190	17
737 -8	175	2	81		52	29
Totals		13	730		602	128
(a) Included four Boeing 737 Next Generation aircraft in storage as of June 30, 2022.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial guidance for third quarter and full year 2022 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance;
•the Company’s estimated fuel costs, hedging gains, and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans for the repayment of debt;
•the Company’s fleet plans, including underlying expectations and dependencies;
•the Company’s fleet and network-related goals, including without limitation with respect to growth opportunities, better optimized staffing, restoration of the Company’s network, reduction of operating costs, and further fleet modernization with less carbon-intensive aircraft;
•the Company’s cash flow expectations and capital spending guidance, in particular with respect to aircraft capital expenditures and underlying aircraft delivery expectations;
•the Company’s hiring plans and expectations;
•the Company’s expectations related to its policy change with respect to the expiration of flight credits;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the Company's dependence on Boeing and the FAA with respect to the Company's fleet, fuel, and other operational strategies and goals;
•the impact of labor and hiring matters on the Company’s business decisions, plans, and strategies;
•the impact of fuel price changes, fuel price volatility, volatility of commodities used by the Company for hedging jet fuel, and any changes to the Company’s fuel hedging strategies and positions on the Company's business plans and results of operations;
•any further negative developments related to the COVID-19 pandemic, including, for example, with respect to (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic or any new variant strains of the underlying virus; (ii) the effectiveness, availability, and usage of COVID-19 vaccines; (iii) the impact of government mandates, directives, orders, regulations, and other governmental actions related to COVID-19 on the Company’s business plans and its ability to retain key Employees; (iv) the extent of the impact of COVID-19 on overall demand for air travel and the Company's related business plans and decisions; and (v) the impact of the COVID-19 pandemic on the Company's access to capital;
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
•the Company's dependence on third parties, in particular with respect to its fuel supply, and the impact on the Company's operations and results of operations of any third party delays or non-performance; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At June 30, 2022, the estimated fair value of outstanding contracts was a net asset of $1.1 billion.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2022, the Company had nine counterparties for which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At June 30, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 4 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of June 30, 2022, at which such postings are triggered.

At June 30, 2022, $459 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2022, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2022.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2022, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman ("Sherman Complaint"). The complaint alleges that Boeing and the Company colluded to conceal defects with the Boeing 737 MAX ("MAX") aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. On September 3, 2021, the trial court issued an order under Rule 23(a) and 23(b)(3) certifying four classes of persons associated with ticket purchases for flights during the period of August 29, 2017, through March 13, 2019, comprised of (i) those who purchased tickets (without being reimbursed) for flights on Southwest Airlines during the class period, except for those whose flights were solely on routes where, at the time of the ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, (ii) those who reimbursed a Southwest Airlines ticket purchaser and thus bore the economic burden for a Southwest Airlines ticket for a flight meeting the preceding criteria set forth in (i) above, (iii) those who purchased tickets (without being reimbursed) for flights on American Airlines during the class period, except for those whose flights were solely on routes where, at the time of ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, and (iv) those who reimbursed an American Airlines ticket purchaser and thus bore the economic burden for an American Airlines ticket for a flight meeting the preceding criteria set forth in (iii) above. On September 17, 2021, the Company filed a petition for permission immediately to appeal the class certification ruling to the Fifth Circuit Court of Appeals. Boeing also filed such a petition. Plaintiffs filed their oppositions to the petitions on September 27, 2021. On September 30, 2021, the Fifth Circuit Court of Appeals granted the Company (and Boeing) permission to appeal the class certification ruling. On December 22, 2021, in response to a motion to stay the trial court proceedings filed by the Company and Boeing, the Fifth Circuit stayed all proceedings, including the pursuit of any discovery, in the trial court pending disposition of the class certification appeal by the Fifth Circuit. Following full briefing on the merits of the appeal, a three-judge panel of the Fifth Circuit heard oral argument of the appeal on July 5, 2022, and the Company is awaiting a decision from the Fifth Circuit. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to continue vigorously defending itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the Complaint based upon lack of subject matter jurisdiction, the existence of the prior-filed

Sherman Complaint on appeal in the Fifth Circuit, improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

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

Conflicting federal, state, and local laws and regulations may impose additional requirements and restrictions on the Company’s operations, which could increase the Company’s operating costs, result in service disruptions, and increase litigation risk.

Airlines are subject to extensive regulatory and legal requirements at the federal, state, and local levels that require substantial compliance costs and that may be inconsistent with each other. These laws could affect the Company’s relationship with its workforce and cause its expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation asserting the application of state and local employment laws, particularly in California. On June 30, 2022, the U.S. Supreme Court denied review of the Ninth Circuit’s ruling in Bernstein v. Virgin America, Inc., which held that federal law did not preempt the California state meal-and-rest-break regulations for flight attendants at issue. The Company is a defendant in multiple proceedings asserting wage and hour claims with respect to certain employees who work in, or are based in, California. The Bernstein decision may adversely affect the Company’s defenses in some or all of those proceedings and may give rise to additional litigation in these or other areas previously believed to be preempted by federal law. Application of state and local laws to the Company’s operations may conflict with federal laws—or with the laws of other states and local governments—and may subject the Company to additional requirements and restrictions. Moreover, application of these state and local laws may result in operational disruption, increased litigation risk, and negative effects on the Company’s collective bargaining agreements. Adverse litigation results in any of these cases could adversely impact the Company’s operational flexibility and result in the imposition of damages and fines, which could potentially be significant.

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

10.1	Supplemental Agreement No. 16 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.2	Supplemental Agreement No. 17 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

August 1, 2022	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)