Form 10-Q
period 2022-09-30
SOUTHWEST AIRLINES CO
filed 2022-10-31
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2022

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 27, 2022: 593,752,004

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2022 and 2021
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2022 and 2021
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,443	$12,480
Short-term investments	3,230	3,024
Accounts and other receivables	1,316	1,357
Inventories of parts and supplies, at cost	776	537
Prepaid expenses and other current assets	653	638
Total current assets	16,418	18,036

Property and equipment, at cost:
Flight equipment	22,505	21,226
Ground property and equipment	6,727	6,342
Deposits on flight equipment purchase contracts	587	—
Assets constructed for others	19	6
	29,838	27,574
Less allowance for depreciation and amortization	13,501	12,732
	16,337	14,842
Goodwill	970	970
Operating lease right-of-use assets	1,449	1,590
Other assets	772	882
	$35,946	$36,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,553	$1,282
Accrued liabilities	1,881	1,624
Current operating lease liabilities	233	239
Air traffic liability	6,368	5,566
Current maturities of long-term debt	381	453
Total current liabilities	10,416	9,164

Long-term debt less current maturities	8,315	10,274
Air traffic liability - noncurrent	2,057	2,159
Deferred income taxes	1,995	1,770
Noncurrent operating lease liabilities	1,183	1,315
Other noncurrent liabilities	1,056	1,224
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	3,989	4,224
Retained earnings	16,588	15,774
Accumulated other comprehensive income	305	388
Treasury stock, at cost	(10,846)	(10,860)
Total stockholders' equity	10,924	10,414
	$35,946	$36,320

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Passenger	$5,613	$4,227	$15,867	$9,508
Freight	44	47	133	140
Other	563	405	1,642	1,091
Total operating revenues	6,220	4,679	17,642	10,739

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	2,322	2,122	6,771	5,518
Payroll support and voluntary Employee programs, net	—	(776)	—	(2,963)
Fuel and oil	1,750	990	4,390	2,261
Maintenance materials and repairs	204	250	624	646
Landing fees and airport rentals	395	376	1,128	1,092
Depreciation and amortization	335	322	984	949
Other operating expenses	819	662	2,343	1,710
Total operating expenses, net	5,825	3,946	16,240	9,213

OPERATING INCOME	395	733	1,402	1,526

OTHER EXPENSES (INCOME):
Interest expense	86	115	272	343
Capitalized interest	(11)	(9)	(31)	(27)
Interest income	(70)	(2)	(101)	(6)
Loss on extinguishment of debt	76	12	192	12
Other (gains) losses, net	(39)	17	57	(44)
Total other expenses (income)	42	133	389	278

INCOME BEFORE INCOME TAXES	353	600	1,013	1,248
PROVISION FOR INCOME TAXES	76	154	254	339

NET INCOME	$277	$446	$759	$909

NET INCOME PER SHARE, BASIC	$0.47	$0.75	$1.28	$1.54

NET INCOME PER SHARE, DILUTED	$0.44	$0.73	$1.21	$1.49

COMPREHENSIVE INCOME	$(223)	$577	$676	$1,300

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	593	592	593	591
Diluted	639	607	643	610
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt (See Note 3)	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	—	—	7	7
Share-based compensation	—	16	—	—	—	16
Comprehensive income	—	—	(278)	503	—	225
Balance at March 31, 2022	$888	$3,940	$15,551	$891	$(10,853)	$10,417
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	3	13
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	760	(86)	—	674
Balance at June 30, 2022	$888	$3,966	$16,311	$805	$(10,850)	$11,120
Issuance of common and treasury stock pursuant to Employee stock plans	—	9	—	—	4	13
Share-based compensation	—	14	—	—	—	14
Comprehensive income	—	—	277	(500)	—	(223)
Balance at September 30, 2022	$888	$3,989	$16,588	$305	$(10,846)	$10,924

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments	—	—	19	(19)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	(8)	—	—	8	—
Share-based compensation	—	14	—	—	—	14
Stock warrants	—	23	—	—	—	23
Comprehensive income	—	—	116	64	—	180
Balance at March 31, 2021	$888	$4,220	$14,912	$(60)	$(10,867)	$9,093
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	2	13
Share-based compensation	—	16	—	—	—	16
Stock warrants	—	22	—	—	—	22
Comprehensive income (loss)	—	—	348	196	—	544
Balance at June 30, 2021	$888	$4,269	$15,260	$136	$(10,865)	$9,688
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	3	13
Share-based compensation	—	14	—	—	—	14
Equity feature of Convertible Notes, net of issuance costs	—	(42)	—	—	—	(42)
Comprehensive income	—	—	446	131	—	577
Balance at September 30, 2021	$888	$4,251	$15,706	$267	$(10,862)	$10,250
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$277	$446	$759	$909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	335	322	984	949
Impairment of long-lived assets	4	—	35	—
Unrealized mark-to-market adjustment on available for sale securities	—	—	7	—
Unrealized/realized (gain) loss on fuel derivative instruments	(26)	(2)	(11)	(25)
Deferred income taxes	76	67	250	42
Loss on extinguishment of debt	76	12	192	12
Changes in certain assets and liabilities:
Accounts and other receivables	58	(23)	162	(819)
Other assets	30	59	(14)	64
Accounts payable and accrued liabilities	(70)	(948)	436	(25)
Air traffic liability	(93)	(442)	700	1,103
Other liabilities	(83)	(88)	(292)	(275)
Cash collateral received from (provided to) derivative counterparties	(325)	42	(41)	128
Other, net	(25)	(20)	44	12
Net cash provided by (used in) operating activities	234	(575)	3,211	2,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,072)	(135)	(2,568)	(325)
Assets constructed for others	(7)	(3)	(14)	(3)
Purchases of short-term investments	(1,743)	(1,525)	(4,213)	(4,500)
Proceeds from sales of short-term and other investments	1,702	1,251	3,982	3,747
Net cash used in investing activities	(1,120)	(412)	(2,813)	(1,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Payroll Support Program loan and warrants	—	—	—	1,136
Proceeds from Employee stock plans	12	13	32	39
Payments of long-term debt and finance lease obligations	(1,679)	(67)	(1,825)	(177)
Payments for repurchases and conversions of convertible debt	(239)	(121)	(648)	(121)
Other, net	1	18	6	46
Net cash provided by (used in) financing activities	(1,905)	(157)	(2,435)	923

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,791)	(1,144)	(2,037)	1,917
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,234	14,124	12,480	11,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,443	$12,980	$10,443	$12,980

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$42	$22	$203	$188
Income taxes	$8	$114	$19	$291

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt (See Note 3)	$—	$—	$245	$—
Right-of-use assets acquired under operating leases	$14	$53	$42	$283
Flight equipment acquired against supplier credit memo	$—	$—	$—	$512
Assets constructed for others	$—	$—	$—	$309
Remeasurement of right-of-use asset and lease liability	$—	$343	$—	$343
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2022 and 2021 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. However, beginning in early 2020, as a result of the COVID-19 pandemic, the Company's results have not always been in line with such historical trends. See Note 2 for further information. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 4 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2022. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2021, the Company has reclassified $12 million, in both periods, from Other (gains) losses, net to Loss on extinguishment of debt.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

2.    WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company experienced significant disruptions in travel and reduced bookings throughout the remainder of 2020 and for the entirety of 2021 as a result of the pandemic and subsequent variants of COVID-19. Following a significant negative impact to revenues and bookings in January and February 2022, which included increased trip cancellations and staffing challenges associated with the Omicron variant, the Company saw improvements in revenue trends in March 2022 and throughout second quarter 2022 as COVID-19 cases significantly trended downward and bookings for summer travel accelerated. Strong revenue trends, especially for leisure travel, continued throughout third quarter 2022.

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
In connection with the receipt of Payroll Support, the Company has been subject to certain restrictions, including the elimination of share repurchases and dividends through September 30, 2022; and limits on executive compensation until April 1, 2023.

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. All grant portions of the Payroll Support programs received had been allocated and classified as a contra-expense line item in the Company's financial statements by the end of 2021, including approximately $763 million and $2.7 billion for the three and nine months ended September 30, 2021, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income.

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

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification ("ASC") Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $86 million of the liability balances were relieved during the first nine months of 2022 through payments to Employees, leaving a balance of $242 million as of September 30, 2022. The liability associated with the Extended ETO program was fully relieved at March 31, 2022. During the first nine months of 2021, the Company determined that it was no longer probable that the remaining portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $140 million credit to expense during the first nine months of 2021. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income.

In response to flight schedule adjustments due to the effects of the COVID-19 pandemic, a number of aircraft were taken out of the Company’s schedule beginning in late March 2020, and placed in short-term storage, as well as some in a longer term storage program. As of September 30, 2022, no Boeing aircraft remained in short or long-term storage.

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
On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock, made targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance, and amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard is effective for fiscal years beginning after December 15, 2021, and the Company adopted this standard as of January 1, 2022, utilizing the modified retrospective method. Under the modified approach, the Company applied guidance to all financial instruments that were outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Upon adoption, the Company reclassified the remaining equity component of $300 million, from Additional paid-in capital to Long-term debt associated with its 1.25% Convertible Senior Notes due 2025 (the “Convertible Notes”), and no longer records amortization of the debt discount to Interest expense. The cumulative effect from prior period amortization of the debt discount that has been recorded to Interest expense, offset by reductions to Capital in excess of par value related to the requisition of the equity component through previous repurchases, resulted in a $55 million adjustment to the opening balance of Retained earnings upon adoption. The new standard requires the use of the if-converted method to calculate diluted EPS, which is generally more dilutive, rather than the treasury stock method as was the Company's policy pre-adoption. For the three and nine months ended September 30, 2022, the impacts of adopting this new standard were decreases to the Company's Net income in the amounts of $36 million, or $0.08 per diluted share, and $94 million, or $0.22 per diluted share, respectively, as a result of higher losses recognized on the Company’s extinguishment transactions following the elimination of the equity component of the Convertible Notes, partially offset by the elimination of the non-cash interest expense associated with the prior debt discount amortization. See Note 7.

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

As of September 30, 2022, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	September 30, 2022	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2022
Remainder of 2022	305	WTI crude oil, Brent crude oil, and Heating oil
2023	1,084	WTI crude oil and Brent crude oil
2024	358	WTI crude oil
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

If a derivative initially does not qualify or ceases to qualify for hedge accounting, any change in the fair value of the derivative instrument since the last reporting period would be recorded in Other (gains) losses, net, in the unaudited Condensed Consolidated Statement of Comprehensive Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Certain types of derivative instruments do not qualify for hedge accounting, including those that result in a net sold position (sold gallons exceeding purchased gallons). Increased volatility in certain commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though certain derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes they continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2022	12/31/2021	9/30/2022	12/31/2021
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$371	$409	$—	$—
Fuel derivative contracts (gross)	Other assets	168	287	—	—
Interest rate derivative contracts	Other assets	14	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	4
Total derivatives designated as hedges		$553	$696	$—	$4
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$26	$—	$29	$—
Total derivatives		$579	$696	$29	$4
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2022	2021
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$96	$80
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	38	95
Receivable from third parties for fuel contracts	Accounts and other receivables	56	8

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of September 30, 2022, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet		Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$397	$(125)	(b)	$272		$409	$(80)	$329
Fuel derivative contracts	Other assets	$168	$(38)		$130	(a)	$287	$(95)	$192	(a)
Interest rate derivative contracts	Other assets	$14	$—		$14	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 9.
(b) Includes the current portion of cash collateral deposits held from counterparties and derivative liability associated with fuel contracts.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$125	$(125)	(b)	$—		$80	$(80)	$—
Fuel derivative contracts	Other assets	$38	$(38)		$—	(a)	$95	$(95)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$—	$—		$—		$4	$—	$4
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

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended September 30, 2022		Three months ended September 30, 2021
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(195)	$2	$2	$1

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(195)	—	2	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	1

Location and amount recognized in income on cash flow and fair value hedging relationships
	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(in millions)	Fuel and oil	Other (gains)/losses, net	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Other operating expenses
Total	$(703)	$—	$5	$30	$6	$4

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(703)	—	—	30	6	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	—	5	—	—	4

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2022	2021
Fuel derivative contracts	$354	$(128)
Interest rate derivatives	(2)	(1)
Total	$352	$(129)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2022	2021
Fuel derivative contracts	$(438)	$(402)
Interest rate derivatives	(14)	(5)
Total	$(452)	$(407)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of gain recognized in income on derivatives
	September 30,
(in millions)	2022	2021
Fuel derivative contracts	$(38)	$3	Other (gains) losses, net

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Nine months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2022	2021
Fuel derivative contracts	$(23)	$(13)	Other (gains) losses, net

The Company also recorded expense (benefit) associated with premiums paid for fuel derivative contracts that settled/expired during the three and nine months ended September 30, 2022 and 2021. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid or received for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contract settles:

	Premium (benefit) expense recognized in income on derivatives

	Three months ended		Location of premium (benefit) expense recognized in income on derivatives
	September 30,
(in millions)	2022	2021
Fuel derivative contracts designated as hedges	$26	$14	Fuel and oil
Fuel derivative contracts not designated as hedges	(14)	11	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Premium (benefit) expense recognized in income on derivatives

	Nine months ended		Location of premium (benefit) expense recognized in income on derivatives
	September 30,
(in millions)	2022	2021
Fuel derivative contracts designated as hedges	$79	$43	Fuel and oil
Fuel derivative contracts not designated as hedges	(14)	32	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of September 30, 2022, recorded in AOCI, were approximately $194 million in net unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2022.

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

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At September 30, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2022, at which such postings are triggered:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$134	$73	$119	$38	$67	$45	$50	$10	$536
Cash collateral held from CP	134	—	—	—	—	—	—	—	134
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
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

5.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,
(in millions)	2022	2021
NET INCOME	$277	$446
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($153) and $39	(504)	129
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $— and $1	4	2
Total other comprehensive income (loss)	$(500)	$131
COMPREHENSIVE INCOME (LOSS)	$(223)	$577

	Nine months ended September 30,
(in millions)	2022	2021
NET INCOME	$759	$909
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($31) and $131	(101)	430
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $5 and $2	18	8
Other, net of deferred taxes of $— and ($13)	—	(47)
Total other comprehensive income (loss)	$(83)	$391
COMPREHENSIVE INCOME	$676	$1,300

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2022:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items		Deferred tax	Accumulated other comprehensive income
Balance at June 30, 2022	$1,017	$(38)	$66		$(240)	$805
Changes in fair value	(462)	2	—		108	(352)
Reclassification to earnings	(195)	2	—	(a)	45	(148)
Balance at September 30, 2022	$360	$(34)	$66		$(87)	$305

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items		Deferred tax	Accumulated other comprehensive income
Balance at December 31, 2021	$492	$(57)	$66		$(113)	$388
Changes in fair value	571	18	—		(137)	452
Reclassification to earnings	(703)	5	—	(a)	163	(535)
Balance at September 30, 2022	$360	$(34)	$66		$(87)	$305

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2022:

Three months ended September 30, 2022
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized (gain) on fuel derivative instruments	$(195)	Fuel and oil expense
	(45)	Less: Tax expense
	$(150)	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$(148)	Net of tax

Nine months ended September 30, 2022
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized (gain) on fuel derivative instruments	$(703)	Fuel and oil expense
	(164)	Less: Tax expense
	$(539)	Net of tax
Unrealized loss on interest rate derivative instruments	$5	Other operating expenses
	1	Less: Tax expense
	$4	Net of tax

Total reclassifications for the period	$(535)	Net of tax

6.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Passenger non-loyalty	$4,630	$3,443	$13,112	$7,672
Passenger loyalty - air transportation	791	621	2,236	1,448
Passenger ancillary sold separately	192	163	519	388
Total passenger revenues	$5,613	$4,227	$15,867	$9,508

As of September 30, 2022, and December 31, 2021, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	September 30, 2022	December 31, 2021
Air traffic liability - passenger travel and ancillary passenger services	$3,540	$2,936
Air traffic liability - loyalty program	4,885	4,789
Total Air traffic liability	$8,425	$7,725

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange. Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Air traffic liability - loyalty program - beginning balance	$4,885	$4,719	$4,789	$4,447
Amounts deferred associated with points awarded	815	688	2,395	1,810
Revenue recognized from points redeemed - Passenger	(791)	(621)	(2,236)	(1,448)
Revenue recognized from points redeemed - Other	(24)	(14)	(63)	(37)
Air traffic liability - loyalty program - ending balance	$4,885	$4,772	$4,885	$4,772

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2022 and 2021 were as follows (in millions):

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	16,630
Revenue from amounts included in contract liability opening balances	(3,750)
Revenue from current period sales	(12,180)
Balance at September 30, 2022	$8,425

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	10,648
Revenue from amounts included in contract liability opening balances	(2,346)
Revenue from current period sales	(7,199)
Balance at September 30, 2021	$8,236

During 2020 and in parts of 2021, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. See Note 2 for further information. As a result, the amount of Customer flight credits held in Air traffic liability that are estimated to be redeemed for future travel has remained much higher than historical levels. In order to provide additional flexibility to Customers who hold these flight credits, the Company significantly relaxed its previous policies with regards to the time period within which these flight credits can be redeemed, which was previously twelve months from the original date of purchase. For all Customer flight credits created or that would have otherwise expired between March 1 and September 7, 2020, associated with flight cancellations, the Company previously extended the expiration date to September 7, 2022.

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure. This announcement is considered a contract modification under applicable accounting guidance and the Company accounted for such change prospectively in third quarter 2022. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including the extended flight credits that had been set to expire on September 7, 2022. As the Company continues to believe that a portion of Customer flight credits issued after July 28, 2022, will not be redeemed, it has estimated and recorded in third quarter 2022, and expects to continue to estimate and record, breakage associated with such amounts. The amount of breakage realized on a prospective basis, however, is expected to be lower and more stable than it has been during the pandemic.

The amount of Customer flight credits represents approximately 6 percent and 16 percent of the total Air traffic liability balance at September 30, 2022, and December 31, 2021, respectively, compared to approximately 2 percent of the Air traffic liability balance as of December 31, 2019.

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended September 30, 2022 and 2021, the Company recognized $521 million and $355 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $1.5 billion and $987 million, respectively.

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

7.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). For the three and nine months ended September 30, 2022 and 2021, an immaterial number of shares

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

related to the Company's restricted stock units and stock warrants were excluded from the denominator because inclusion of such shares would be antidilutive.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
NUMERATOR:
Net income	$277		$446		$759		$909
Add: Interest expense	5	(a)	—		17	(a)	—
Net income attributable to common stockholders	282		446		776		909

DENOMINATOR:
Weighted-average shares outstanding, basic	593		592		593		591
Dilutive effects of Convertible Notes	45	(a)	14	(b)	49	(a)	17	(b)
Dilutive effect of stock warrants	—		1		—		1
Dilutive effect of restricted stock units	1		—		1		1
Adjusted weighted-average shares outstanding, diluted	639		607		643		610

NET INCOME PER SHARE:
Basic	$0.47		$0.75		$1.28		$1.54
Diluted	$0.44		$0.73		$1.21		$1.49

(a) As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method for purposes of diluted net income per share, which requires the Company to assume that all Convertible Notes were converted and outstanding for the entire period. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is more dilutive, regardless of the type of settlement. For the three and nine months ended September 30, 2022, all shares issuable on conversion were included in the denominator. See Notes 3 and 11 for further information regarding the new standard and the Convertible Notes.
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

As of September 30, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and time deposits), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$10,088	$10,088	$—	$—
Commercial paper	315	—	315	—
Certificates of deposit	15	—	15	—
Time deposits	25	—	25	—
Short-term investments:
Treasury bills	2,424	2,424	—	—
Certificates of deposit	131	—	131	—
Time deposits	675	—	675	—
Fuel derivatives:
Option contracts (b)	565	—	—	565
Interest rate derivatives (see Note 4)	14	—	14	—
Equity Securities	216	216	—	—
Total assets	$14,468	$12,728	$1,175	$565
Liabilities
Fuel derivatives:
Option contracts (b)	$(29)	$—	$—	$(29)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 4.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,340	$12,340	$—	$—
Commercial paper	90	—	90	—
Time deposits	50	—	50	—
Short-term investments:
Treasury bills	2,399	2,399	—	—
Time deposits	625	—	625	—
Fuel derivatives:
Option contracts (b)	696	—	—	696
Equity Securities	288	288	—	—
Total assets	$16,488	$15,027	$765	$696
Liabilities
Interest rate derivatives (see Note 4)	$(4)	$—	$(4)	$—
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 4.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022, or the year ended December 31, 2021. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at June 30, 2022	$1,127
Total gains (losses) for the period
Included in earnings	38	(a)
Included in other comprehensive income	(462)
Purchases	52	(b)
Settlements	(219)
Balance at September 30, 2022	$536
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$21	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$(395)
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The purchase of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2021	$696
Total gains for the period
Included in earnings	23	(a)
Included in other comprehensive income	571
Purchases	25	(b)
Settlements	(779)
Balance at September 30, 2022	$536
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$11	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022	$94
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at September 30, 2022:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2022	33-59%	47%
			2023	42-56%	50%
			2024	36-48%	41%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2022, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
2.75% Notes due November 2022	$300	$300	Level 2
1.25% Convertible Notes due 2025	1,611	1,851	Level 2
5.25% Notes due 2025	1,332	1,334	Level 2
3.00% Notes due 2026	300	275	Level 2
3.45% Notes due 2027	300	271	Level 2
5.125% Notes due 2027	1,801	1,766	Level 2
7.375% Debentures due 2027	114	120	Level 2
2.625% Notes due 2030	500	403	Level 2
1.000% PSP1 due 2030	976	829	Level 3
1.000% PSP2 due 2031	566	463	Level 3
1.000% PSP3 due 2031	526	422	Level 3

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

9. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2022	December 31, 2021
Trade receivables	$85	$58
Credit card receivables	158	83
Business partners and other suppliers	561	432
Taxes receivable (a)	233	699
Fuel hedging and receivables	56	8
Other	223	77
Accounts and other receivables	$1,316	$1,357

(in millions)	September 30, 2022	December 31, 2021
Derivative contracts	$144	$192
Intangible assets, net	295	295
Other	333	395
Other assets	$772	$882

(in millions)	September 30, 2022	December 31, 2021
Accounts payable trade	$279	$156
Salaries payable	250	287
Taxes payable excluding income taxes	212	200
Aircraft maintenance payable	61	42
Fuel payable	252	170
Other payable	499	427
Accounts payable	$1,553	$1,282

(in millions)	September 30, 2022	December 31, 2021
Voluntary Separation Program	$74	$92
Profitsharing and savings plans	199	262
Vacation pay	471	451
Health	243	152
Workers compensation	155	141
Property and income taxes	61	65
Interest	108	46
Deferred supplier payments (b)	—	80
Bonus and incentive pay (c)	330	150
Other	240	185
Accrued liabilities	$1,881	$1,624

(in millions)	September 30, 2022	December 31, 2021
Voluntary Separation Program	$168	$233
Postretirement obligation	333	330
Other deferred compensation	296	369
Other	259	292
Other noncurrent liabilities	$1,056	$1,224

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(a) This amount includes approximately $472 million as of December 31, 2021 associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. The refund was received by the Company during second quarter 2022. These amounts as of September 30, 2022 and December 31, 2021 also include excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company.
(b) Represents amounts owed at December 31, 2021 for aircraft deliveries received that were subsequently relieved via future payments to supplier.
(c) Includes anticipated contract labor ratification bonuses and/or accruals, and non-contract bonuses and incentive pay.

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

As of September 30, 2022, $79 million of principal remained outstanding associated with the Series 2012 bonds. The net present value of the future principal and interest payments associated with the Series 2012 bonds was $88 million as of September 30, 2022, and was reflected as part of the Company's operating lease right-of-use assets and lease obligations in the unaudited Condensed Consolidated Balance Sheet.

Contractual Obligations and Contingent Liabilities and Commitments

During third quarter 2022, the Company entered into a supplemental agreement with The Boeing Company ("Boeing") to replace the majority of its 2023 Boeing 737 MAX 7 ("-7") firm orders with Boeing 737 MAX 8 ("-8") firm orders, among other adjustments to its near-term contractual order book. The Company also exercised five -8 options for delivery in 2022 and four -7 options for delivery in 2023.

While the Company remains contractually scheduled to receive 114 MAX deliveries this year, the Company

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

continues to expect a portion of its deliveries to shift out of 2022 due to Boeing's supply chain challenges and the current status of the -7 certification, which has not yet been achieved but is expected in 2022 or 2023. Based on recent discussions with Boeing regarding the pace of expected deliveries for the remainder of this year, the Company continues to estimate it will receive a total of 66 -8 aircraft deliveries in 2022, including 31 -8 deliveries in fourth quarter 2022, and no -7 deliveries in 2022. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. Given the current supply chain and aircraft delivery delays, the Company will continue working with Boeing to solidify future delivery dates.

Additional information regarding the Company's contractual order book is included in the following table as of September 30, 2022:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2022	14		100		—	114	(c)
2023	42		48		—	90
2024	30		—		56	86
2025	30		—		56	86
2026	15		15		40	70
2027	15		15		6	36
2028	15		15		—	30
2029	20		30		—	50
2030	15		45		—	60
2031	—		10		—	10
	196	(a)	278	(b)	158	632

(a) The delivery timing for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurance that current estimations and timelines are correct.
(b) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.
(c) Includes 35 -8 deliveries received through September 30, 2022, and 31 expected -8 deliveries in fourth quarter 2022, for a total of 66 -8 deliveries in 2022. While the Company is contractually scheduled to receive 114 MAX deliveries, including options, this year, a portion of its deliveries are expected to shift out of 2022 due to Boeing's supply chain challenges and the current status of the -7 certification. Furthermore, given the current ongoing status of the -7 certification and pace of expected deliveries for the remainder of this year, it is the Company's assumption that it will receive no -7 aircraft deliveries in 2022, and has the ability to convert -7s to -8s as noted in footnote (b).

Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of September 30, 2022, were: $1.9 billion remaining in 2022, $2.3 billion in 2023, $932 million in 2024, $853 million in 2025, $999 million in 2026, $1.1 billion in 2027, and $6.4 billion thereafter.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. As of September 30, 2022, the conditions were not met that would allow holders to exercise their conversion option.

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

(in millions)	September 30, 2022	December 31, 2021
Equity component:
Carrying amount of Convertible Notes	$—	$311
Carrying amount of issuance costs	—	(11)
Net carrying amount	$—	$300
Liability component:
Principal amount	$1,611	$2,097
Unamortized debt discount	—	(255)
Net carrying amount	$1,611	$1,842

The Company recognized interest expense associated with the Convertible Notes as follows:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Non-cash amortization of the debt discount	$—	$19	$—	$55
Non-cash amortization of debt issuance costs	3	2	9	6
Contractual coupon interest	5	7	18	22
Total interest expense	$8	$28	$27	$83

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to conversion terms, contingencies, or exercise prices during the nine months ended September 30, 2022. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2022, the Company paid $1.9 billion and $2.5 billion, respectively, in debt and finance lease obligations, which included scheduled debt and lease payments, partial extinguishment of Convertible Notes, and the early prepayment of debt. The following tables present the impact of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt (excluding payments on finance leases), including $1.3 billion in prepayments for all of the Company's outstanding 4.75% Notes due 2023, within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs	Accrued Interest
1.25% Convertible Notes due 2025	$240	$184	$59	$(3)	$—
5.125% Notes due 2027	149	143	3	1	2
4.75% Notes due 2023	1,274	1,247	8	—	19
5.25% Notes due 2025	227	217	6	—	4
Total	$1,890	$1,791	$76	$(2)	$25

	Nine months ended September 30, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs	Accrued Interest
1.25% Convertible Notes due 2025	$649	$486	$171	$(9)	$1
5.125% Notes due 2027	209	199	6	2	2
4.75% Notes due 2023	1,278	1,250	9	—	19
5.25% Notes due 2025	228	218	6	—	4
Total	$2,364	$2,153	$192	$(7)	$26

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In July 2022, this facility was amended to extend the expiration date to August 2025, and to change the benchmark rate from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). There were no amounts outstanding under the Amended A&R Credit Agreement as of September 30, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2022, 2021, and 2019 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers. For the three and nine months ended September 30, 2022, the Company believes a comparison of its 2022 to 2019 (pre-pandemic) operating statistics is relevant and useful as the Company continues to recover from the pandemic. For the three and nine months ended September 30, 2022 and 2021, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

	Three months ended September 30,
	2022	2021	2022 Change to 2021		2019	2022 Change to 2019
Revenue passengers carried (000s)	34,434	29,303	17.5%		33,538	2.7%
Enplaned passengers (000s)	43,157	36,534	18.1%		41,098	5.0%
Revenue passenger miles (RPMs) (in millions)(a)	33,534	31,285	7.2%		32,889	2.0%
Available seat miles (ASMs) (in millions)(b)	39,272	38,756	1.3%		39,379	(0.3)%
Load factor(c)	85.4%	80.7%	4.7	pts.	83.5%	1.9	pts.
Average length of passenger haul (miles)	974	1,068	(8.8)%		981	(0.7)%
Average aircraft stage length (miles)	711	808	(12.0)%		737	(3.5)%
Trips flown	351,218	306,173	14.7%		348,237	0.9%
Seats flown (000s)(d)	54,609	47,544	14.9%		52,441	4.1%
Seats per trip(e)	155.5	155.3	0.1%		150.6	3.3%
Average passenger fare	$163.01	$144.24	13.0%		$155.95	4.5%
Passenger revenue yield per RPM (cents)(f)	16.74	13.51	23.9%		15.90	5.3%
Operating revenues per ASM (cents)(g)	15.84	12.07	31.2%		14.32	10.6%
Passenger revenue per ASM (cents)(h)	14.29	10.91	31.0%		13.28	7.6%
Operating expenses per ASM (cents)(i)	14.83	10.18	45.7%		12.24	21.2%
Operating expenses per ASM, excluding fuel (cents)	10.38	7.63	36.0%		9.47	9.6%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.23	7.43	37.7%		9.11	12.3%
Fuel costs per gallon, including fuel tax	$3.39	$2.01	68.7%		$2.07	63.8%
Fuel costs per gallon, including fuel tax, economic	$3.34	$2.04	63.7%		$2.07	61.4%
Fuel consumed, in gallons (millions)	515	491	4.9%		524	(1.7)%
Active fulltime equivalent Employees(j)	64,123	53,984	18.8%		60,590	5.8%
Aircraft at end of period(k)	742	737	0.7%		752	(1.3)%

	Nine months ended September 30,
	2022	2021	2022 Change to 2021		2019	2022 Change to 2019
Revenue passengers carried (000s)	93,688	69,686	34.4%		99,758	(6.1)%
Enplaned passengers (000s)	116,446	87,247	33.5%		121,480	(4.1)%
Revenue passenger miles (RPMs) (in millions)(a)	92,540	73,850	25.3%		98,121	(5.7)%
Available seat miles (ASMs) (in millions)(b)	110,978	95,316	16.4%		117,250	(5.3)%
Load factor(c)	83.4%	77.5%	5.9	pts.	83.7%	(0.3)	pts.
Average length of passenger haul (miles)	988	1,060	(6.8)%		984	0.4%
Average aircraft stage length (miles)	733	794	(7.7)%		746	(1.7)%
Trips flown	965,817	767,453	25.8%		1,022,311	(5.5)%
Seats flown (000s)(d)	149,913	119,171	25.8%		154,312	(2.9)%
Seats per trip(e)	155.2	155.3	(0.1)%		150.9	2.8%
Average passenger fare	$169.37	$136.45	24.1%		$154.99	9.3%
Passenger revenue yield per RPM (cents)(f)	17.15	12.88	33.2%		15.76	8.8%
Operating revenues per ASM (cents)(g)	15.90	11.27	41.1%		14.24	11.7%
Passenger revenue per ASM (cents)(h)	14.30	9.98	43.3%		13.19	8.4%
Operating expenses per ASM (cents)(i)	14.63	9.67	51.3%		12.29	19.0%
Operating expenses per ASM, excluding fuel (cents)	10.68	7.29	46.5%		9.52	12.2%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.52	7.10	48.2%		9.18	14.6%
Fuel costs per gallon, including fuel tax	$3.05	$1.87	63.1%		$2.09	45.9%
Fuel costs per gallon, including fuel tax, economic	$3.03	$1.92	57.8%		$2.09	45.0%
Fuel consumed, in gallons (millions)	1,438	1,203	19.5%		1,550	(7.2)%
Active fulltime equivalent Employees(j)	64,123	53,984	18.8%		60,590	5.8%
Aircraft at end of period(k)	742	737	0.7%		752	(1.3)%

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
(i) Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs," "cost per available seat mile," or "CASM," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(j) Included less than 500 Employees on Extended Emergency Time Off as of September 30, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.
(k) Included 24 Boeing 737 Next Generation aircraft in storage as of September 30, 2021. Also included 34 Boeing 737 MAX ("MAX") aircraft in long term storage as of September 30, 2019.

Financial Overview

The Company's financial results in 2021 and thus far in 2022, on both an accounting principles generally accepted in the United States ("GAAP") basis and non-GAAP basis, were impacted by the effects of the COVID-19 pandemic, which began in early 2020. The strong travel demand that began in March 2022 continued through third quarter 2022, producing operating revenues of $6.2 billion, a Company third quarter record. Leisure revenue trends were elevated compared with 2019 levels, while managed business revenues were down 28 percent compared with third quarter 2019.

The Company recorded third quarter and year-to-date GAAP and non-GAAP results for 2022, 2021, and 2019 as noted in the following tables. GAAP results for the three and nine months ended September 30, 2021, included impacts associated with payroll funding support ("Payroll Support") programs with the United States Department of the Treasury ("Treasury"), as referenced in Note 2 to the unaudited Condensed Consolidated Financial Statements. The Company believes comparisons of current year financial results to 2019 are relevant and show how the Company has continued to recover from the pandemic. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended September 30,
(in millions, except per share amounts)
GAAP	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating income	$395	$733	(46.1)%	$819	(51.8)%
Net income	$277	$446	(37.9)%	$659	(58.0)%
Net income per share, diluted	$0.44	$0.73	(39.4)%	$1.23	(64.0)%

Non-GAAP
Operating income (loss)	$425	$(59)	n.m.	$819	(48.1)%
Net income (loss)	$316	$(135)	n.m.	$659	(52.0)%
Net income (loss) per share, diluted	$0.50	$(0.23)	n.m.	$1.23	(59.0)%

	Nine months ended September 30,
(in millions, except per share amounts)
GAAP	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating income	$1,402	$1,526	(8.1)%	$2,292	(38.8)%
Net income	$759	$909	(16.5)%	$1,787	(57.5)%
Net income per share, diluted	$1.21	$1.49	(18.9)%	$3.29	(63.3)%

Non-GAAP
Operating income (loss)	$1,463	$(1,490)	n.m.	$2,292	(36.2)%
Net income (loss)	$950	$(1,356)	n.m.	$1,787	(46.8)%
Net income (loss) per share, diluted	$1.51	$(2.29)	n.m.	$3.29	(54.2)%

The comparison of the Company's financial results, as shown above on a GAAP basis for the three and nine months ended September 30, 2022 versus the three and nine months ended September 30, 2021, were impacted by the Payroll Support that significantly benefited 2021 results. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. On a non-GAAP basis, the Company's financial results improved significantly for the three and nine months ended September 30, 2022, versus the same prior year period due to the significant recovery in travel demand, which was aided by a reduction in COVID-19 cases and hospitalizations, an increase in vaccinations, and a decline in travel-related restrictions across the United States. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. These impacts combined resulted in a 32.9 percent and 64.3 percent increase in Operating revenues for the three and nine months ended September 30, 2022, respectively, versus the same prior year periods. Operating revenues for the three and nine months ended September 30, 2022, exceeded the comparative 2019 pre-pandemic levels primarily due to higher yields. Operating expenses for the three and nine months ended September 30, 2022, exceeded the comparative pre-pandemic 2019 levels primarily due to higher salaries, wages, and benefits and fuel prices.

2022 Outlook

The following tables present current selected financial guidance for fourth quarter and full year 2022:

4Q 2022 Estimation
Operating revenue compared with 2019 (a)	Up 13% to 17%
ASMs compared with 2019 (b)	Down ~2%
Economic fuel costs per gallon (c)(d)	$3.15 to $3.25
Fuel hedging premium expense per gallon	$0.03
Fuel hedging cash settlement gains per gallon	$0.37
ASMs per gallon (fuel efficiency)	77 to 79
CASM-X (e) compared with 2019 (f)	Up 14% to 18%
Scheduled debt repayments (millions)	~$320
Interest expense (millions)	~$70

2022 Estimation
ASMs compared with 2019 (b)	Down ~4.5%
Economic fuel costs per gallon (c)(d)	$3.05 to $3.15
Fuel hedging premium expense per gallon	$0.04
Fuel hedging cash settlement gains per gallon	$0.50
CASM-X (e) compared with 2019 (f)	Up 14% to 15%
Scheduled debt repayments (billions)	~$2.6
Interest expense (millions)	~$340
Aircraft (g)	768
Effective tax rate	24% to 26%
Capital spending (billions) (h)	~$4.0
(a) The Company believes that operating revenues compared with 2019 is a relevant measure of performance due to the significant impacts in 2020 and 2021 from the pandemic.
(b) Available seat miles (ASMs, or capacity). The Company's flight schedule is currently published for sale through July 10, 2023. The Company's fourth quarter 2022 guidance declined slightly from its previous estimation of down one percent to two percent, compared with fourth quarter 2019, primarily due to flight cancellations from the impact of Hurricane Ian. The Company continues to expect first quarter 2023 capacity to be up approximately 10 percent, compared with first quarter 2022, and currently expects second quarter 2023 capacity to be up approximately 14 percent, compared with second quarter 2022.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Items (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of October 19, 2022, fourth quarter and full year 2022 economic fuel costs per gallon are estimated to be in the range of $3.15 to $3.25 and $3.05 to $3.15, respectively, compared with the Company's previous estimations in the range of $3.00 to $3.10 and $2.95 to $3.05, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) Aircraft on property, end of period. The Company ended third quarter 2022 with 742 Boeing 737 aircraft. During fourth quarter 2022, the Company continues to expect 31 Boeing 737 MAX 8 (-8) aircraft deliveries. The Company now expects to retire 26 Boeing 737-700 (-700) aircraft in 2022, including 5 -700 retirements in fourth quarter 2022, compared with its previous guidance of 29 -700 retirements this year. As a result, the Company now expects to end the year with 768 aircraft, compared with its previous guidance of 765 aircraft. The delivery schedule for the Boeing 737 MAX 7 (-7) is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct. Furthermore, given the current ongoing status of the -7 certification and pace of expected deliveries for the remainder of this year, it is the Company's assumption that it will receive no -7 aircraft deliveries in 2022, and that the remaining 48 MAX aircraft reflected in its 2022 contractual order book will shift out of 2022.
(h) Represents the Company's current expectation, which assumes a total of 66 -8 aircraft deliveries in 2022. The Company continues to estimate $900 million in non-aircraft capital spending in 2022.

COVID-19 Pandemic Impacts
As detailed in Note 2 to the unaudited Condensed Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company received significant financial assistance from Treasury in the form of Payroll Support, and this assistance had a significant impact on the Company's reported GAAP financial results in 2021. Such impact ended in third quarter 2021, and the Company's 2022 results do not reflect the benefit of this Payroll Support, and its future periods are not expected to benefit from such Payroll Support. However, future cash flows will be impacted through the portion of Payroll Support that was in the form of loans that remain outstanding and will have to be repaid to Treasury.

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
For the three and nine months ended September 30, 2022, the Company hired approximately 1,800 and 9,000 Employees, respectively, net of attrition. The Company has been making additional investments to attract and retain talent, including the decision in fourth quarter 2021 to further raise the Company's starting hourly pay rates from $15 per hour to $17 per hour for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.
Company Overview

The Company has entered into supplemental agreements in 2022 with The Boeing Company ("Boeing") to increase aircraft orders and accelerate certain options with the goal of improving potential growth opportunities and frequencies to better align with the pre-pandemic operational route network, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. See Note 10 to the unaudited Condensed Consolidated

Financial Statements for further information. The Company expects that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 431 Boeing 737-700 ("-700") aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts.

The Company received 23 -8 aircraft during third quarter 2022, as expected, for a year-to-date total of 35 -8 aircraft deliveries received as of September 30, 2022. The Company ended third quarter 2022 with 742 aircraft, which reflects 11 -700 aircraft retirements during the quarter. While the Company remains contractually scheduled to receive 114 MAX deliveries this year, the Company continues to expect a portion of its deliveries to shift out of 2022 due to Boeing's supply chain challenges and the current status of the -7 certification, and that aircraft delivery delays are currently expected to extend into 2024. Based on continued discussions with Boeing regarding the pace of expected deliveries for the remainder of this year, the Company continues to estimate it will receive a total of 66 -8 aircraft deliveries in 2022, including 31 -8 deliveries in fourth quarter 2022, and no -7 deliveries in 2022. The Company now expects to retire 26 -700 aircraft in 2022, including 5 -700 retirements in fourth quarter 2022. As a result, the Company now expects to end the year with 768 aircraft. For information about potential impacts resulting from prolonged delays in the FAA issuing required certifications or approvals for the -7, see "Risk Factors – Operational Risks" included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Additionally in October 2022, the Company converted 17 2023 -7 firm orders to -8 firm orders, exercised three -7 options for delivery in 2024, accelerated 15 -7 firm orders from 2030 into 2026, and accelerated 10 -8 firm orders from 2031 into 2030.

The Company has published its flight schedule through July 10, 2023. The Company is expected to be limited by Pilot staffing constraints for the majority of 2023; therefore, it is not expected that aircraft delivery delays would result in required changes to the Company's published flight schedules. During 2022, the Company has primarily focused on restoring its network, principally in cities with a very strong Customer base, by adding city pair frequencies and connecting new service with existing points-of-strength to increase Customer depth.

In July 2022, the Company announced that flight credits will no longer expire. The Company expects that this policy change, combined with its other attractive brand attributes, will contribute to an increase in Customer loyalty. Flight credits resulting from canceling reservations previously were valid for no longer than one year from the date of original purchase. Flight credits for non-refundable fares will be issued as long as the reservation is cancelled more than 10 minutes prior to the scheduled departure. Flight credits or refunds for refundable fares will be issued regardless of cancellation time. Flight credits unexpired on, or created on or after July 28, 2022 do not expire and will show an expiration date (12/31/2040) until the Company's systems are updated. A flight credit with an expiration date on or before July 27, 2022, has expired in accordance with its existing expiration date.

On October 11, 2022, the Company's nearly 170 Aircraft Appearance Technicians, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), ratified a new five-year collective-bargaining agreement with the Company. The newly ratified agreement becomes amenable in July 2027.

On October 26, 2022, the Company reached a tentative collective-bargaining agreement with the International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), which represents the Company's more than 8,000 Customer Service Agents, Customer Representatives, and Source of Support Representatives. The ratification vote is scheduled to conclude in December 2022. If the tentative agreement is ratified, it will become amendable in December 2027.

As part of its commitment to corporate sustainability, on April 22, 2022, the Company published its 2021 One Report describing the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. The Company also published its first ever Diversity, Equity, and Inclusion ("DEI") Report on April 22, 2022. A companion piece to the One Report, the DEI Report takes a deeper dive into the Company's DEI goals, commitments, and initiatives and highlights the expected path forward. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.
Material Changes in Results of Operations

Comparison of three months ended September 30, 2022 and September 30, 2021

Operating Revenues

Total operating revenues for third quarter 2022 increased by $1.5 billion, or 32.9 percent, year-over-year, to $6.2 billion. Third quarter 2022 operating revenues per ASM (RASM) were 15.84 cents, an increase of 31.2 percent, compared with third quarter 2021. The dollar increase was primarily due to the improvement in leisure travel demand in third quarter 2022 versus the impacts to demand and bookings from the COVID-19 pandemic in third quarter 2021. For third quarter 2022, the year-over-year RASM increase was primarily driven by an increase in yield of 23.9 percent coupled with an increase in Load factor of 4.7 points. Also, as anticipated, the Company's third quarter 2022 operating revenues included a five point sequential operating revenue growth headwind from second quarter to third quarter 2022 unit revenues, compared with their respective 2019 levels, due to a shift in the timing of recognition of breakage revenue associated with the Company's July 2022 policy change to eliminate expiration dates on qualifying flight credits. See Note 6 to the unaudited condensed Consolidated Financial Statements for additional information.

Passenger revenues for third quarter 2022 increased by $1.4 billion, or 32.8 percent, year-over-year. On a unit basis, Passenger revenues increased 31.0 percent, year-over-year. The year-over-year increase in Passenger revenues on both a dollar and unit basis was primarily due to improvements in both leisure and business demand and bookings. The Company's revenue performance in third quarter 2022 was strong, despite a negative impact of approximately $18 million due to the flight disruptions caused by Hurricane Ian in late September 2022. This negative impact in third quarter 2022 was more than offset by improving leisure demand and close-in bookings in September 2022. In addition, the Company's third quarter 2022 operating revenues benefited from its loyalty program, including elevated point redemptions for flights and incremental revenue from its co-brand credit card agreement, as well as increased Upgraded Boarding take-rates following the new digital self-service launch in August 2022. While third quarter 2022 managed business revenues remained below 2019 levels, and softened in July and August compared with June 2022, the Company experienced sequential improvement from August to September, with September 2022 managed business revenues down 25 percent compared with September 2019 levels. Based on current trends, fourth quarter 2022 managed business revenues are estimated to be down in the range of 20 percent to 25 percent, compared with fourth quarter 2019.
Other revenues for third quarter 2022 increased by $158 million, or 39.0 percent, compared with third quarter 2021. On a dollar basis, approximately 65 percent of the increase was due the Company's co-brand credit card agreement secured in December 2021. The remaining increase was primarily due to revenue from business partners and improved retail spend on the Company's co-brand credit card with Chase Bank USA, N.A ("Chase").

Operating Expenses

Operating expenses for third quarter 2022 increased by $1.9 billion, or 47.6 percent, compared with third quarter 2021, while capacity increased 1.3 percent over the same prior year period. Approximately 40 percent of the operating expense increase was due to $763 million in Payroll Support allocated to offset a portion of salaries, wages, and benefits in third quarter 2021, compared with no support received in third quarter 2022. In addition, 40 percent of the dollar increase was due to higher Fuel and oil expense and 10 percent of the increase was due to higher Salaries, wages, and benefits. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2022 and 2021, followed by explanations of these changes on a dollar and per ASM basis, if applicable.

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2022		2021
Salaries, wages, and benefits	5.92	¢	5.48	¢	0.44	¢	8.0%
Payroll support and voluntary Employee programs, net	—		(2.00)		2.00		n.m.
Fuel and oil	4.45		2.55		1.90		74.5
Maintenance materials and repairs	0.52		0.65		(0.13)		(20.0)
Landing fees and airport rentals	1.01		0.97		0.04		4.1
Depreciation and amortization	0.85		0.83		0.02		2.4
Other operating expenses	2.08		1.70		0.38		22.4
Total	14.83	¢	10.18	¢	4.65	¢	45.7%
Operating expenses per ASM for third quarter 2022 increased by 45.7 percent, compared with third quarter 2021, primarily due to Payroll Support allocated in third quarter 2021 in addition to a significant increase in the Company's fuel cost per gallon, and higher Salaries, wages, and benefits. Operating expenses per ASM for third quarter 2022, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 8.4 percent, compared with third quarter 2021 primarily due to higher salaries and wages arising from a 14.7 percent increase in trips flown and step/pay rate increases for certain workgroups. The Company also continues to operate at suboptimal productivity levels, as headcount has grown at a faster pace than capacity, especially during 2022, and which is expected to continue into 2023. Headcount is expected to increase further in fourth quarter 2022 to support plans for network restoration in 2023, while capacity levels are expected to decline seasonally in fourth quarter 2022 compared with third quarter 2022, relative to their respective 2019 levels. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2022 increased by $200 million, or 9.4 percent, compared with third quarter 2021. On a per ASM basis, third quarter 2022 Salaries, wages, and benefits expense increased 8.0 percent, compared with third quarter 2021. On a dollar basis, approximately 50 percent of the increase was due to step/pay rate increases for certain workgroups, which included accruals associated with open labor contracts, and the remaining increase was driven by the 14.7 percent increase in trips flown.

Payroll support and voluntary Employee programs, net (a reduction to expense) had no amounts for third quarter 2022. Third quarter 2021 consisted primarily of $763 million of Payroll Support proceeds allocated (credit to expense) and a $10 million net reduction in the Extended ETO liability (reduction to expense) relating to certain Employees being recalled prior to their previously elected return dates.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for third quarter 2022 increased by $760 million, or 76.8 percent, compared with third quarter 2021. On a per ASM basis, third quarter 2022 Fuel and oil expense increased 74.5 percent. On a dollar basis, approximately 90 percent of the increase was attributable to an increase in jet fuel prices, and the remainder of the increase was due to an increase in fuel gallons consumed. The Company's third quarter 2022 average economic jet fuel price of $3.34 per gallon is net of approximately $219 million in gains from hedging activities. On a per ASM basis, the majority of the change was due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended September 30,
	2022	2021
Economic fuel costs per gallon	$3.34	$2.04
Fuel hedging premium expense (in millions)	$12	$25
Fuel hedging premium expense per gallon	$0.02	$0.05
Fuel hedging cash settlement gain per gallon	$0.43	$0.04

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's third quarter 2022 available seat miles per gallon ("fuel efficiency") decreased 3.4 percent, year-over-year, but increased 1.5 percent when compared with third quarter 2019. The year-over-year decrease was primarily driven by the Company's increased Load factor, partially offset by operating more of its most fuel-efficient -8 aircraft versus the prior year. The increase when compared with third quarter 2019 was due to operating more MAX aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The MAX remains critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide insurance against spikes in energy prices and significantly offset the market price increase in jet fuel in third quarter 2022. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate, Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of October 19, 2022.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	4Q 2022
$70	$2.65 - $2.75
$80	$2.90 - $3.00
Current Market (a)	$3.15 - $3.25
$100	$3.35 - $3.45
$110	$3.60 - $3.70
$120	$3.90 - $4.00

Fair market value	$189 million
Estimated premium costs	$13 million
(a) Brent crude oil average market prices as of October 19, 2022, was $91 per barrel for fourth quarter 2022.
(b) Based on the Company's existing fuel derivative contracts and market prices as of October 19, 2022, fourth quarter and full year 2022 economic fuel costs per gallon are estimated to be in the range of $3.15 to $3.25 and $3.05 to $3.15, respectively, compared with the Company's previous estimations in the range of $3.00 to $3.10 and $2.95 to $3.05, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, the impact of COVID-19 cases on air travel demand, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2022	63%
2023	50%
2024	15%
(a) Based on the Company's current available seat mile plans. The Company is currently 61 percent hedged for fourth quarter 2022.
(b) The Company's maximum fuel hedged percentage is calculated using the maximum number of gallons that are covered by derivative contracts divided by the Company's estimate of total fuel gallons to be consumed for each respective period. The Company's maximum number of gallons that are covered by derivative contracts may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes used to calculate the Company's maximum fuel hedged percentages, as market prices and the Company's fuel consumption fluctuate.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 4 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at September 30, 2022, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at September 30, 2022	Amount of gains deferred in AOCI at September 30, 2022 (net of tax)
Remainder of 2022	$128	$80
2023	321	156
2024	87	44
Total	$536	$280

Maintenance materials and repairs expense for third quarter 2022 decreased by $46 million, or 18.4 percent, compared with third quarter 2021. On a per ASM basis, Maintenance materials and repairs expense decreased 20.0 percent, compared with third quarter 2021. On a dollar and per ASM basis, the decrease was primarily due to a decrease in engines and components expense driven by the "power-by-the-hour" contract for the Company's -700 engines that expired at the end of 2021, in which expense was incurred based primarily upon engine hours flown. At January 1, 2022, a time and materials contract commenced, pursuant to which -700 engine expense is based on actual repairs. This decrease was partially offset by an increase in the cost of various airframe and engine repairs as a result of maintenance vendor price escalation, and an increase in heavy check volume due to deferring costs and reduced operations in third quarter 2021 due to the COVID-19 pandemic.

Landing fees and airport rentals expense for third quarter 2022 increased by $19 million, or 5.1 percent, compared with third quarter 2021. On a per ASM basis, Landing fees and airport rentals expense increased 4.1 percent, compared with third quarter 2021. On a dollar and per ASM basis, approximately 80 percent of the increase was due to a 14.7 percent increase in trips flown.

Depreciation and amortization expense for third quarter 2022 increased by $13 million, or 4.0 percent, compared with third quarter 2021. On a per ASM basis, Depreciation and amortization expense increased by 2.4 percent, compared with third quarter 2021. On a dollar and per ASM basis, approximately 50 percent of the increase was due to the acquisition of 35 -8 aircraft since third quarter 2021, 25 percent was due to accelerating the depreciation for 2022 -700 retirements, and 25 percent was due to decreasing the airframe salvage value for the entire -700 fleet, which was a change in estimate made near the end of third quarter 2022. This change in estimate was not material to third quarter 2022, nor is it material to future periods.

Other operating expenses for third quarter 2022 increased by $157 million, or 23.7 percent, compared with third quarter 2021. Included within this line item was aircraft rentals expense in the amounts of $49 million and $53 million for the three-month periods ended September 30, 2022 and 2021, respectively. On a per ASM basis, Other operating expenses increased 22.4 percent, compared with third quarter 2021. On a dollar and per ASM basis, approximately 30 percent of the increase was due to higher revenue related expenses (including credit card processing charges) and approximately 20 percent of the increase was due to higher personnel expenses. The majority of the remainder was due to various flight-driven expenses.

The Company continues to experience inflationary cost pressures in fourth quarter 2022, in particular with higher rates for labor, benefits, and airports. Fourth quarter 2022 costs are also pressured by the shifting of favorable airport settlements into third quarter 2022, as well as increased cost headwinds due to operating at suboptimal productivity levels.

The Company continues to estimate full year 2023 CASM-X to decrease compared with full year 2022, which includes estimated wage rate accruals for all workgroups beginning April 1, 2022 and forward. Fleet utilization is expected to be limited by Pilot staffing constraints for the majority of 2023, resulting in continued cost headwinds due to operating at suboptimal productivity levels until the Company is able to optimize staffing with its fleet—which is foundational to the plan to improve operating leverage. Due to operating at suboptimal productivity levels and ongoing inflationary cost pressures, first half 2023 CASM-X is currently expected to be in the range of flat to up 2 percent compared with first half 2022. The Company currently expects year-over-year capacity growth rate in second half 2023 to accelerate relative to year-over-year capacity growth rate in first half 2023. As such, second half 2023 CASM-X is currently expected to decrease in the low-to-mid single digit range compared with second half 2022. Projections do not reflect the potential impact of fuel and oil expense, special items, and profitsharing because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.

Other expenses (income)

Interest expense for third quarter 2022 decreased by $29 million, or 25.2 percent, compared with third quarter 2021, primarily due to elimination of the debt discount as a result of the Company's adoption of ASU 2020-06 and various debt repurchases throughout 2022. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for third quarter 2022 increased by $2 million, or 22.2 percent, compared with third quarter 2021, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for third quarter 2022 increased by $68 million, compared with third quarter 2021, primarily due to higher interest rates.

Loss on extinguishment of debt for third quarter 2022 increased by $64 million, compared with third quarter 2021, primarily due to repurchases of $184 million face value of the Company's 1.25 percent Convertible Notes due 2025 (the "Convertible Notes") in third quarter 2022.

The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in millions)	2022	2021
Mark-to-market impact from fuel contracts settling in current and future periods	$(38)	$3
Premium cost of fuel contracts not designated as hedges	(14)	11
Mark-to-market impact on deferred compensation plan investments	13	1
Other	—	2
	$(39)	$17

Income Taxes

The Company's effective tax rate was approximately 21.6 percent in third quarter 2022, compared with 25.7 percent in third quarter 2021. The lower tax rate for third quarter 2022 was primarily due to provision-to-return adjustments related to federal tax credits and a tax deduction for convertible debt losses. The Company currently estimates its annual 2022 effective tax rate to be approximately 24 percent to 26 percent.

Comparison of nine months ended September 30, 2022 and September 30, 2021

Operating Revenues

Passenger revenues for the nine months ended September 30, 2022, increased by $6.4 billion, or 66.9 percent, compared with the first nine months of 2021. On a unit basis, Passenger revenues increased 33.2 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis was primarily due to easing of negative impacts associated with the COVID-19 pandemic, which resulted in improvements in Passenger demand and bookings, the majority of which were for leisure oriented travel, in the first nine months of 2022, compared with the severe impacts to demand and bookings from the COVID-19 pandemic for the majority of the first nine months of 2021. For the first nine months of 2022, the year-over-year RASM increase was primarily driven by an increase in yield of 33.2 percent coupled with an increase in Load factor of 5.9 points.

Other revenues for the nine months ended September 30, 2022, increased by $551 million, or 50.5 percent, year-over-year. On a dollar basis, approximately 55 percent of the increase was associated with additional revenues generated from the Company's new co-brand credit card agreement secured in December 2021. The remaining increase in Other revenues is primarily due to revenue from business partners, including Chase, as the rebound in travel demand also resulted in higher spend on the Company's co-brand credit card, as well as additional revenues earned through the Company's rental car and hotel partners.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022, increased by $7.0 billion, or 76.3 percent, compared with the first nine months of 2021, while capacity increased 16.4 percent over the same prior year period. Approximately 40 percent of the operating expense increase was due to $2.7 billion in Payroll Support allocated to offset a portion of salaries, wages, and benefits in the first nine months of 2021, compared with no support received in the first nine months of 2022. In addition, approximately 30 percent of the increase was due to higher Fuel and oil expense and approximately 20 percent of the increase was due to higher Salaries, wages, and benefits. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2022 and 2021, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2022		2021		change		change
Salaries, wages, and benefits	6.11	¢	5.78	¢	0.33	¢	5.7%
Payroll support and voluntary Employee programs, net	—		(3.11)		3.11		n.m.
Fuel and oil	3.95		2.38		1.57		66.0
Maintenance materials and repairs	0.56		0.68		(0.12)		(17.6)
Landing fees and airport rentals	1.02		1.15		(0.13)		(11.3)
Depreciation and amortization	0.89		1.00		(0.11)		(11.0)
Other operating expenses	2.10		1.79		0.31		17.3
Total	14.63	¢	9.67	¢	4.96	¢	51.3%

Operating expenses per ASM for the first nine months of 2022 increased by 51.3 percent, compared with the first nine months of 2021. The majority of the year-over-year unit cost increase was driven by Payroll Support received in the first nine months of 2021, including from the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021. Operating expenses per ASM for the first nine months of 2022, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 2.7 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2022 increased by $1.3 billion, or 22.7 percent, compared with the first nine months of 2021. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2022 increased 5.7 percent, compared with the first nine months of 2021. On a dollar basis, approximately 40 percent of the increase was driven by an increase in trips, approximately 20 percent of the increase was due to step/pay rate increases for certain workgroups, which included accruals associated with open labor contracts, and approximately 10 percent of the increase was driven by $127 million of additional salaries, wages, and benefits expense as a result of incentive pay offered to the Company's Operations Employees through early February 2022 in an effort to address available staffing challenges related to the Omicron variant of COVID-19.

Payroll support and voluntary Employee programs, net (a reduction to expense) had no amounts for the first nine months of 2022. The first nine months of 2021 consisted primarily of the following items:

•$2.7 billion of Payroll Support proceeds allocated (credit to expense);
•$140 million net reduction in the Extended ETO liability (reduction to expense) relating to certain Employees being recalled prior to their previously elected return dates; and
•$120 million credit to expense associated with the Employee Retention Tax Credit for continuing to pay Employees' salaries during the time they were not working, as allowed under the CARES Act, and subsequent legislation.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Fuel and oil expense for the first nine months of 2022 increased by $2.1 billion, or 94.2 percent, compared with the first nine months of 2021. On a per ASM basis, Fuel and oil expense for the first nine months of 2022 increased 66.0 percent. On a dollar basis, approximately 80 percent of the increase was attributable to an increase in jet fuel prices per gallon, and the remainder of the increase was due to an increase in fuel gallons consumed. On a per ASM basis, the increase was primarily due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Nine months ended September 30,
	2022	2021
Economic fuel costs per gallon	$3.03	$1.92
Fuel hedging premium expense (in millions)	$65	$75
Fuel hedging premium expense per gallon	$0.05	$0.06
Fuel hedging cash settlement gains per gallon	$0.54	$0.02

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first nine months of 2022 decreased by $22 million, or 3.4 percent, compared with the first nine months of 2021. On a per ASM basis, Maintenance materials and repairs expense decreased 17.6 percent, compared with the first nine months of 2021. On a dollar basis, the decrease was primarily due to a decrease in engines and components expense due to the "power-by-the-hour" contract for the Company's -700 engines expiring at the end of 2021. This decrease was partially offset by the timing of regular airframe maintenance checks as some costs had previously been deferred while a portion of the fleet was placed into temporary storage during the COVID-19 pandemic. There were multiple other smaller increases on a dollar basis, primarily related to an increase in various repairs as a result of deferring costs and reduced operations in the first nine months of 2021 due to the COVID-19 pandemic.

Landing fees and airport rentals expense for the first nine months of 2022 increased by $36 million, or 3.3 percent, compared with the first nine months of 2021. On a per ASM basis, Landing fees and airport rentals expense decreased 11.3 percent, compared with the first nine months of 2021. On a dollar basis, the increase was primarily due to an increase in landing fees from the increased number of trips flown, partially offset by higher settlements and credits from various airports received in 2022.

Depreciation and amortization expense for the first nine months of 2022 increased by $35 million, or 3.7 percent, compared with the first nine months of 2021. On a per ASM basis, Depreciation and amortization expense decreased 11.0 percent, compared with the first nine months of 2021. On a dollar basis, approximately 50 percent of the increase was due to higher depreciation expense associated with the Company's Next-Gen fleet of -700 owned aircraft and engines planned for accelerated retirement dates in 2022, and approximately 35 percent of the increase was due to the acquisition of 35 -8 aircraft since third quarter 2021.

Other operating expenses for the first nine months of 2022 increased by $633 million, or 37.0 percent, compared with the first nine months of 2021. Included within this line item was aircraft rentals expense in the amount of $146 million and $155 million for the nine months ended September 30, 2022 and 2021, respectively. On a per ASM basis, Other operating expenses increased 17.3 percent, compared with the first nine months of 2021. On a dollar and per ASM basis, approximately 25 percent of the increase was due to higher revenue related expenses (including credit card processing charges) and approximately 20 percent of the increase was due to higher personnel expenses. The majority of the remaining increase was due to various flight-driven expenses.

Other expenses (income)

Interest expense for the first nine months of 2022 decreased by $71 million, or 20.7 percent, compared with the first nine months of 2021, primarily due to elimination of the debt discount due to the adoption of ASU 2020-06. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for the first nine months of 2022 increased by $4 million, or 14.8 percent, compared with the first nine months of 2021, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for the first nine months of 2022 increased by $95 million, compared with the first nine months of 2021, due to higher interest rates.

Loss on extinguishment of debt for the first nine months of 2022 increased by $180 million, compared with the first nine months of 2021, primarily due to repurchases of $468 million face value of the Company's Convertible Notes due 2025 during the first nine months of 2022.

The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in millions)	2022	2021
Mark-to-market impact from fuel contracts settling in current and future periods	$(23)	$(6)
Premium cost of fuel contracts not designated as hedges	(14)	32
Unrealized mark-to-market adjustment on available for sale securities	7	—
Mark-to-market impact on deferred compensation plan investment	84	(17)
Correction on investment gains related to prior periods	—	(60)
Other	3	7
	$57	$(44)

Income Taxes

The Company's effective tax rate was approximately 25.1 percent for the first nine months of 2022, compared with 27.1 percent for the first nine months of 2021. The year-over-year decline in the tax rate is due to higher state taxes in 2021 and tax planning benefits recognized in 2022 related to federal tax credits and a tax deduction for convertible debt losses.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2022	2021	Change	2022	2021	Change
Fuel and oil expense, unhedged	$1,931	$999		$5,079	$2,264
Add: Premium cost of fuel contracts designated as hedges	26	14		79	43
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(207)	(23)		(768)	(46)
Fuel and oil expense, as reported	$1,750	$990		$4,390	$2,261
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	(12)	5		(12)	19
Add (Deduct): Premium cost of fuel contracts not designated as hedges	(14)	11		(14)	32
Fuel and oil expense, excluding special items (economic)	$1,724	$1,006	71.4	$4,364	$2,312	88.8

Total operating expenses, net, as reported	$5,825	$3,946		$16,240	$9,213
Add: Payroll support and voluntary Employee programs, net	—	776		—	2,963
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	(12)	5		(12)	19
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		—	2
Add (Deduct): Premium cost of fuel contracts not designated as hedges	(14)	11		(14)	32
Deduct: Impairment of long-lived assets	(4)	$—		$(35)	$—
Total operating expenses, excluding special items	$5,795	$4,738	22.3	$16,179	$12,229	32.3
Deduct: Fuel and oil expense, excluding special items (economic)	(1,724)	(1,006)		(4,364)	(2,312)
Operating expenses, excluding Fuel and oil expense and special items	$4,071	$3,732	9.1	$11,815	$9,917	19.1
Deduct: Profitsharing expense	(57)	(77)		(175)	(186)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$4,014	$3,655	9.8	$11,640	$9,731	19.6

Operating income, as reported	$395	$733		$1,402	$1,526
Deduct: Payroll support and voluntary Employee programs, net	—	(776)		—	(2,963)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	12	(5)		12	(19)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		—	(2)
Add (Deduct): Premium cost of fuel contracts not designated as hedges	14	(11)		14	(32)
Add: Impairment of long-lived assets	4	—		35	$—
Operating income (loss), excluding special items	$425	$(59)	n.m.	$1,463	$(1,490)	n.m.

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2022	2021	Change	2022	2021	Change
Other (gains) losses, net, as reported	$(39)	$17		$57	$(44)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	38	(3)		23	6
Add (Deduct): Premium cost of fuel contracts not designated as hedges	14	(11)		14	(32)
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—	—		(7)	—
Other (gains) losses, net, excluding special items	$13	$3	n.m.	$87	$(70)	n.m.

Income before income taxes, as reported	$353	$600		$1,013	$1,248
Deduct: Payroll support and voluntary Employee programs, net	—	(776)		—	(2,963)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	12	(5)		12	(19)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		—	(2)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(38)	3		(23)	(6)
Add: Impairment of long-lived assets	4	—		35	—
Add: Unrealized mark-to-market adjustment on available for sale securities	—	—		7	—
Add: Loss on extinguishment of debt	76	12		192	12
Income (loss) before income taxes, excluding special items	$407	$(166)	n.m.	$1,236	$(1,730)	n.m.

Provision for income taxes, as reported	$76	$154		$254	$339
Add (Deduct): Net income (loss) tax impact of fuel and special items (b)	15	(185)		32	(713)
Provision (benefit) for income taxes, net, excluding special items	$91	$(31)	n.m.	$286	$(374)	n.m.

Net income, as reported	$277	$446		$759	$909
Deduct: Payroll support and voluntary Employee programs, net	—	(776)		—	(2,963)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	12	(5)		12	(19)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	—		—	(2)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(38)	3		(23)	(6)
Add: Loss on extinguishment of debt	76	12		192	12
Add: Impairment of long-lived assets	4	—		35	—
Add: Unrealized mark-to-market adjustment on available for sale securities	—	—		7	—
Add (Deduct): Net income (loss) tax impact of special items (b)	(15)	185		(32)	713
Net income (loss), excluding special items	$316	$(135)	n.m.	$950	$(1,356)	n.m.

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2022		2021		Change	2022		2021		Change

Net income per share, diluted, as reported	$0.44		$0.73			$1.21		$1.49
Add (Deduct): Impact of special items	0.12		(1.25)			0.38		(4.84)
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	(0.04)		—			(0.02)		(0.04)
Add (Deduct): Net income (loss) tax impact of special items (b)	(0.02)		0.30			(0.06)		1.17
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (c)	—		(0.01)			—		(0.07)
Net income (loss) per share, diluted, excluding special items	$0.50		$(0.23)		n.m.	$1.51		$(2.29)		n.m.

Operating expenses per ASM (cents)	14.83	¢	10.18	¢		14.63	¢	9.67	¢
Add (Deduct): Impact of special items	(0.01)		2.00			(0.03)		3.11
Deduct: Fuel and oil expense divided by ASMs	(4.45)		(2.55)			(3.95)		(2.38)
Deduct: Profitsharing expense divided by ASMs	(0.15)		(0.20)			(0.16)		(0.19)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	10.22	¢	9.43	¢	8.4	10.49	¢	10.21	¢	2.7

(a) See Note 4 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(c) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference, due to the Company being in a Net income position on a GAAP basis versus a Net loss position on a Non-GAAP basis for the three and nine months ended September 30, 2021. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.

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

In third quarter 2022, management determined that presentation within its income statement would be enhanced by classification of Loss on extinguishment of debt as a separate line item, rather than its prior presentation where it was included as a component of Other (gains) losses, net. Such losses are incurred as a result of opportunistic decisions made by the Company to prepay portions of its debt, most of which was taken on during the pandemic in order to provide liquidity during the prolonged downturn in air travel. Due to the nature of these losses, which are difficult to accurately predict, and due to the fact that they are not representative of the Company’s day-to-day airline operating performance, the Company has included such amounts as special items and thus excluded them from certain of its non-GAAP measures in the accompanying reconciliations.

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

Net cash provided by operating activities was $234 million for the three months ended September 30, 2022, compared with $575 million used in operating activities in the same prior year period. Net cash provided by operating activities was $3.2 billion for the nine months ended September 30, 2022, compared with $2.1 billion provided by operating activities in the same prior year period. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the nine months ended September 30, 2022, were largely impacted by the Company's net income (as adjusted for noncash items), a $700 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, and a $472 million cash tax refund from the Internal Revenue Service associated with the 2020 tax year. Operating cash flows for the nine months ended September 30, 2021, included $2.7 billion in Payroll Support program grant proceeds received and were also driven by an increase in Air traffic liability of $1.1 billion as a result of increased ticket sales from the increase in leisure travel demand. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company also used Net cash provided by operating activities to fund stock repurchases and pay dividends; however these shareholder return activities were suspended through September 30, 2022, due to restrictions associated with the payroll assistance under the Payroll Support programs and the Company's amended and restated revolving credit facility. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information.

Net cash used in investing activities totaled $1.1 billion during the three months ended September 30, 2022, compared with $412 million used in investing activities in the same prior year period. Net cash used in investing activities was $2.8 billion during the nine months ended September 30, 2022, compared with $1.1 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2022, Capital expenditures were $2.6 billion, compared with $325 million in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress and delivery payments made for current period and future aircraft deliveries during the nine months ended September 30, 2022, compared to the same prior year period, when progress payments were not made due to delivery credits provided by Boeing to the Company resulting from the settlement of 2020 estimated damages relating to the FAA grounding of the MAX aircraft.

The Company continues to estimate its 2022 capital spending to be approximately $4.0 billion, which assumes a total of 66 -8 aircraft deliveries in 2022. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company’s 2022 capital spending guidance continues to include approximately $900 million in non-aircraft capital spending.

Net cash used in financing activities was $1.9 billion during the three months ended September 30, 2022, compared with $157 million used in financing activities for the same prior year period. Net cash used in financing activities was $2.4 billion during the nine months ended September 30, 2022, compared with $923 million provided by financing activities for the same year period. The Company repaid $2.5 billion in debt and finance lease obligations, including a $1.3 billion prepayment for all of its outstanding 4.75% Notes due 2023 and the extinguishment of $486 million in principal of its Convertible Notes for cash payments totaling $648 million during the nine months ended September 30, 2022. The Company may engage in early debt repurchases from time to time and some of these early future repurchases are not included in the Company's current maturities of long-term debt. The Company's 2022 total debt repayments is expected to be $2.6 billion. During the nine months ended September 30, 2021, the Company borrowed $1.1 billion of loan proceeds under Payroll Support programs. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information. The Company repaid $298 million in debt and finance lease obligations, including the extinguishment of $80 million in principal of its Convertible Notes for a cash payment of $121 million during the nine months ended September 30, 2021.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In July 2022, this facility was amended to extend the expiration date to August 2025, and to change the benchmark rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR"). The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. Interest on the facility is based on the Company's credit ratings at the time of borrowing. At the Company's current ratings, the interest cost would be SOFR plus a credit spread adjustment of 10 basis points plus 200 basis points. The facility contains a financial covenant to maintain total liquidity, as defined in the Amended A&R Credit Agreement, of $1.5 billion at all times under the Amended A&R Credit Agreement; the Company was compliant with this requirement as of September 30, 2022. There were no amounts outstanding under the Amended A&R Credit Agreement as of September 30, 2022.

Although not the case at September 30, 2022 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $13.7 billion as of September 30, 2022, and anticipated future internally generated funds from operations. However, the COVID-19 pandemic continues to evolve and could have a material adverse impact on the Company's ability to meet its capital and operating commitments. See Note 2 to the unaudited Condensed Consolidated Financial Statements for further information on the impacts of the COVID-19.

As of September 30, 2022, the Company's total firm and option order book with Boeing was 632 aircraft. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of September 30, 2022:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	18	431	351	80
737-800	175	7	207	190	17
737 -8	175	2	104	75	29
Totals		13	742	616	126

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. This policy change required a change in the Company's process for estimating breakage associated with its revenue recognition policy. The Company is providing an updated Revenue Recognition Critical Accounting Policy below for the three months ended September 30, 2022.

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, travel credits that are expected to be used in the future, and loyalty benefits that are expected to be redeemed in the future. Air traffic liability typically fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s loyalty program.

For air travel on Southwest, the amount of tickets that will go unused, referred to as breakage, is estimated and recognized in Passenger revenue once the scheduled flight date has passed, in proportion to the pattern of rights exercised by the Customer, in accordance with Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"). Estimating the amount of tickets that will ultimately go unused involves some level of subjectivity and judgment. The majority of the Company's tickets sold are nonrefundable, although flight credits created when a Customer cancels or modifies an existing flight itinerary can be applied towards the purchase of future travel. Unused flight credits are the primary source of breakage. Breakage estimates are based on historical experience over many years. Fully refundable tickets rarely go unused.

As a result of the COVID-19 pandemic, for all Customer flight credits created or scheduled to expire between March 1 and September 7, 2020 associated with flight cancellations, the Company initially extended the expiration date to September 7, 2022. See Note 6 to the Consolidated Financial Statements for further information regarding these extended flight credits. Since the Company did not have historical data to enable it to accurately estimate the pattern of usage of these extended credits, these credits have been classified as a current liability throughout their history. Subsequently, on July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including these extended flight credits, will no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606 and the Company accounted for such change prospectively in third quarter 2022. On a sequential basis compared to second quarter 2022 results, this policy change to eliminate expiration dates on qualifying flight credits, in particular those that were set to expire on September 7, 2022, resulted in an estimated negative impact to third quarter breakage revenue in the range of $250 million to $300 million. However, since the majority of this estimated breakage was associated with the extended flight credits, the estimated impacts of this flight credit policy change beyond third quarter 2022 is not expected to be material. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including the extended travel credits that had been set to expire on September 7, 2022.

Also as a result of changes in observed Customer travel habits and behaviors during 2021 and the first six months of 2022, the Company increased its estimates of “normal” Customer flight credits that are expected to go unused, as Customer redemptions of these "normal" credits had been at a slower rate than the Company’s historical data for similar credits in periods prior to the COVID-19 pandemic. However, although the Company continues to believe a portion of Customer flight credits will go unused following the Company's change in policy, including a portion of flight credits issued after July 28, 2022, the Company expects its prospective breakage rate associated with such flight credits to be at or slightly lower than historical pre-pandemic levels.

Observed Customer behavior that differs from historical experience can cause actual ticket breakage to differ significantly from estimates. Assumptions about Customer behavior are reviewed frequently and corresponding adjustments are made to breakage estimates, as needed, when observed behaviors differ from historical experience. Assumptions about Customer behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused travel credit policies, seat availability, and economic factors. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual ticket breakage may vary from estimated amounts.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial guidance for fourth quarter and full year 2022 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance;
•the Company’s estimated fuel costs, hedging gains, and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans and expectations for the repayment of debt, its effective tax rate, and its capital spending;
•the Company’s fleet plans, including underlying expectations and dependencies;
•the Company’s fleet and network-related goals, including without limitation with respect to growth opportunities and frequencies, restoration of the Company’s network, reduction of operating costs, further fleet modernization with less carbon-intensive aircraft, and fleet utilization;
•the Company’s expectations related to its policy change with respect to the expiration of flight credits;
•the Company’s expectations with respect to managed business revenues;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, fears of terrorism or war, socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the Company's dependence on Boeing and the FAA with respect to the Company's fleet plans and deliveries, and other operational strategies and goals;
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
•the Company's dependence on third parties, in particular with respect to its fuel supply, and the impact on the Company's operations and results of operations of any third party delays or non-performance; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 4 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At September 30, 2022, the estimated fair value of outstanding contracts was a net asset of $536 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2022, the Company had nine counterparties for which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At September 30, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 4 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of September 30, 2022, at which such postings are triggered.

At September 30, 2022, $134 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of September 30, 2022, the Company does not have cash collateral exposure. See Note 4 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2022.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2022, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for further information about market risk, and Note 4 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During third quarter 2022, the Company implemented a new human capital management system, which includes processing of the Company's payroll. The Company's management has determined that the internal controls and procedures related to the information produced in the new human capital management system were effective as of the end of the period covered by this report.

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Fourth Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, the Second Amendment dated as of November 23, 2020, and the Third Amendment dated as of July 28, 2021, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of July 19, 2022.

10.2	Supplemental Agreement No. 18 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

October 28, 2022	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)