Form 10-K
period 2022-12-31
SOUTHWEST AIRLINES CO
filed 2023-02-07
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes   ☐  No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes   ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,357,830,046 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 3, 2023: 594,286,577 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 17, 2023, are incorporated into Part III of this Annual Report on Form 10-K.

-PART I-
Item 1.    Business
Company Overview

Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. At December 31, 2022, Southwest had a total of 770 Boeing 737 aircraft in its fleet and served 121 destinations in 42 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.

Industry

As discussed below under "Business – Worldwide Pandemic," beginning in March 2020, the travel industry was adversely impacted in 2020, 2021, and 2022 by the COVID-19 pandemic, including the Omicron variant in early 2022. Southwest, like other U.S. airlines, experienced significant negative impacts to passenger demand and revenues; however, the impact of the COVID-19 pandemic on some of these airlines was particularly severe because of the percentage of their operations that had historically been dependent on business and international travel, each of which suffered particular harm as a result of the pandemic. Demand for business travel declined significantly due to companies tightening or even suspending corporate travel. This not only reduced overall demand for air travel, but also resulted in a decrease in the percentage of full-fare purchases. Demand for international travel was significantly harmed by the imposition of international travel restrictions.

Southwest, like other U.S. airlines, continued to recover from the COVID-19 pandemic in 2022, while facing challenges such as the Omicron variant early in the year, higher fuel prices and other cost inflation, economic uncertainty, weather events, and, until the Company returned to pre-pandemic staffing levels in May 2022, operational challenges resulting from surges in leisure travel demand against constrained personnel resources. Overall, the U.S. airline industry saw a strong recovery of domestic leisure travel demand in 2022 as a result of declining reported COVID-19 cases throughout the United States and the easing of travel restrictions. Business travel, however, remained at a reduced level throughout 2022, as compared with pre-pandemic levels.

The airline industry has historically been an extremely volatile industry subject to numerous other challenges. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as economic recessions, jet fuel price volatility, unscheduled maintenance disruptions, U.S. government shutdowns, acts of terrorism, severe weather, and natural disasters.

Historically, airline industry results have been particularly susceptible to fuel price volatility. In 2022, the industry experienced a very challenging fuel environment, as compared with recent years, with year-over-year fuel prices significantly higher throughout 2022.

Worldwide Pandemic

In March 2020, the World Health Organization classified the novel coronavirus, COVID-19, as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company experienced significant disruptions in travel and reduced bookings throughout the remainder of 2020, 2021, and early 2022 as a result of the pandemic and subsequent variants of COVID-19. Following a significant negative impact to revenues and bookings in January and February 2022, which included increased trip cancellations and staffing challenges associated with the Omicron variant, the Company saw improvements in revenue trends in March 2022 and throughout the remainder of 2022 as COVID-19 cases significantly trended downward.

During the pandemic, the Company substantially enhanced its cash holdings by obtaining significant financing in the capital markets, through payroll funding support ("Payroll Support") with the U.S. Department of Treasury ("Treasury"), and elsewhere. In addition, the Company offered voluntary separation and extended time-off programs for its Employees, which significantly reduced the Company's active headcount, to better match the reduced level of travel demand, especially during the early stages of the pandemic. The unpredictable fluctuating extent of the travel demand recovery, combined with the reduction in the Company's available workforce during 2020 and 2021, contributed to operational challenges during early parts of 2022 as the Company aggressively hired new Employees throughout 2022 in order to return to the staffing levels necessary for operational demands. The Company returned to pre-pandemic staffing levels in May 2022.

For further information on risks related to COVID-19, as well as the significant impacts of COVID-19 on the Company's operations, financial performance, and liquidity, see "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Notes 2, 7, and 9 to the Consolidated Financial Statements.

Company Operations

Route Structure

Southwest has historically principally provided point-to-point service, rather than the "hub-and-spoke" service provided by most major U.S. airlines. The hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations exclusively through one or more central transfer points, Southwest's route structure has allowed for more direct nonstop routing than hub-and-spoke service. While the Company does not operate a traditional hub-and-spoke model, in recent years the Company has increasingly focused on designing its network around core stations in an effort to provide greater connectivity, and support operational reliability and recoverability. In addition, the Company has focused its efforts in 2022 and thus far in 2023 towards restoring its pre-pandemic network, including long-haul service. Approximately 74 percent of the Company's Customers flew nonstop during 2022, compared with 73 percent during 2021, and compared with 72 percent during 2020, and, as of December 31, 2022, Southwest served 825 nonstop city pairs, compared with 788 as of December 31, 2021, and compared with 667 as of December 31, 2020. For 2022, the Company’s average aircraft trip stage length was 728 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 790 miles and an average duration of approximately 2.1 hours in 2021, and as compared with an average aircraft trip stage length of 743 miles and an average duration of approximately 2.0 hours in 2020.

Southwest’s route network has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 12 weekday roundtrips between Dallas Love Field and Houston Hobby (and an additional five to Houston Bush), eight weekday roundtrips between Denver and Chicago Midway (and an additional six to Chicago O'Hare), ten weekday roundtrips between Los Angeles International and Las Vegas, 12 weekday round trips between Burbank and Oakland, and 13 weekday roundtrips between Phoenix and Denver. Southwest complements its high-frequency short-haul routes with long-haul nonstop service including flights between Hawaii and California, Las Vegas, and Phoenix, and between markets such as Los Angeles and Nashville, New York LaGuardia and Houston, Los Angeles and Baltimore, Oakland and Houston, and San Diego and Baltimore.

The Company continually works to optimize its route network and schedule through the adjustment of frequencies in its existing markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. The Company's network and schedule optimization efforts were particularly beneficial in addressing the impacts of the COVID-19 pandemic. For example, these efforts enabled the Company to add cities in key existing markets, as well as opportunistically introduce service in other markets during the pandemic. As part of the Company's recovery from the impacts of the COVID-19 pandemic, the Company remains focused on maturing newer markets and restoring its network to pre-pandemic levels through adding back breadth and frequency to the

Company's network while balancing its network schedule with its crew resources. The Company began service to 14 new destinations in 2021. The additional service has created additional regional and international connectivity that has been structured to grow the Company's presence in strategic markets that serve as cornerstones for its network and provide additional options for Customers to reach their final destinations. The Company expects to complement and strengthen its existing route network in or near cities where its Customer base is large, along with adding easier access to popular leisure-oriented destinations.

The COVID-19 pandemic had a particularly negative impact on the Company's international operations and led to the Company's suspension of international operations at the beginning of the pandemic. The Company has since resumed service to all 14 of its international destinations.

Cost Structure

A key component of the Company's business strategy is its focus on cost discipline and charging competitively low fares. The Company's low-cost strategy includes, among other elements, (i) the use of a single aircraft type, the Boeing 737, (ii) the Company's route structure, and (iii) its historically productive Employees. Southwest's use of a single aircraft type has historically allowed for simplified scheduling, maintenance, flight operations, safety management, and training activities. Southwest's route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and is designed to allow for high Employee productivity (lower headcount per aircraft). The Company continues to focus on restoring its route network, with nearly all planned 2023 capacity growth going toward adding depth and breadth in key Southwest markets, which is designed to improve Employee productivity and operational resilience.

The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency (available seat miles per fuel gallon consumed). The Company focuses on minimizing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, in 2022, the Company added 68 Boeing 737-8 (“-8”) aircraft to its fleet, with the goal of lowering operating costs, improving potential growth opportunities, restoring the Company's network closer to pre-pandemic levels, reducing carbon emissions per available seat mile, and further modernizing the Company's fleet with more fuel efficient aircraft.

Fuel and oil expense can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Fuel and oil expense for 2022 increased significantly compared with 2021, primarily due to higher market jet fuel prices. Fuel and oil expense remained the Company's second largest operating cost for 2022. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel for each year beginning in 2011 and during each quarter of 2022.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
2020	$1,849	$1.45	14.4%
2021	$3,310	$1.98	23.5%
2022	$5,975	$3.10	26.2%
First Quarter 2022	$1,004	$2.30	20.7%
Second Quarter 2022	$1,636	$3.36	29.4%
Third Quarter 2022	$1,750	$3.39	30.0%
Fourth Quarter 2022	$1,585	$3.27	24.2%

The Company’s fuel efficiency was aided in 2022, as compared with 2021, through the addition of 68 -8 aircraft to its fleet and by the retirement of 26 of its oldest, least fuel-efficient Boeing 737-700 (“-700”) aircraft. However, the Company’s fuel efficiency decreased in 2022, as compared with 2021, primarily as a result of the Company’s significantly increased Load factor and operating more of its least fuel- efficient -700 aircraft versus 2021 when many of the Company’s -700 aircraft were in storage. While the Company was contractually scheduled to receive 114 Boeing 737 MAX (“MAX”) deliveries in 2022, including exercised options, 46 of these aircraft were undelivered due to The Boeing Company's ("Boeing") supply chain challenges and delays in the Boeing 737-7 (“-7”) certification. The Company expects the remaining 46 contractual undelivered aircraft to shift into future years. The Company continues to plan for 27 Boeing -700 retirements in 2023, and 30-35 Boeing -700 retirements annually for the next several years thereafter. The Company exercised a total of 91 MAX options during 2022 and held 147 remaining MAX options at December 31, 2022, in addition to 417 firm orders of MAX aircraft to be delivered through 2030. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts (e.g., through accelerated retirements of the Company's -700 aircraft) if growth opportunities do not materialize. Given current supply chain and aircraft delivery delays, the Company will continue working with Boeing to solidify future delivery dates. For further information regarding the Company’s contractual order book see “Properties” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The delivery schedule for the -7 is dependent on the Federal Aviation Administration (“FAA”) issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The Company continues to undertake a number of other fuel conservation initiatives, which are discussed in detail under "Environmental Sustainability."

The table below sets forth the Company's available seat miles produced per fuel gallon consumed over the last five years:

	Year ended December 31,
	2022	2021	2020	2019	2018
Available seat miles per fuel gallon consumed	77.3	79.2	81.3	75.7	76.3

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

Salaries, wages, and benefits expense constituted approximately 41.0 percent of the Company's operating expenses during 2022 and was the Company's largest operating cost. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements, and increased labor costs have negatively impacted the Company's low-cost competitive position. The Company's labor costs, and risks associated therewith, are discussed in more detail below under "Risk Factors," "Business - Employees," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Fare Structure

General

Southwest offers a relatively simple fare structure that features competitive fares and product benefits, including unrestricted fares, as well as lower fares available on a restricted basis. In 2022, Southwest introduced a new fare product, "Wanna Get Away PlusTM," that adds more flexibility, options, and rewards to Southwest’s fare lineup.

Southwest fare products include four major categories: "Wanna Get Away®," "Wanna Get Away Plus," "Anytime," and "Business Select®," to provide Customers options when choosing a fare. All fare products include the privilege of two free checked bags (weight and size limits apply). Southwest does not charge fees for cancellations or changes to flight reservations although fare differences may apply.

•"Wanna Get Away" fares are generally the lowest fares and are typically subject to advance purchase requirements. They are non-refundable, but, subject to Southwest's No-Show Policy, flight credit for the fare paid for unused travel by the Customer ("flight credit") may be applied towards future travel on Southwest. Wanna Get Away fares earn six Rapid Rewards® points, under Southwest's Rapid Rewards loyalty program, for each dollar spent on the base fare. The Company's loyalty program is discussed below under "Rapid Rewards Loyalty Program."
•“Wanna Get Away Plus” fares are non-refundable, but, subject to Southwest’s No-Show Policy, flight credit may be applied towards future travel on Southwest. “Wanna Get Away Plus” fares earn eight Rapid Rewards points for each dollar spent on the base fare. “Wanna Get Away Plus” fares offer Transferable Flight CreditTM that enables Customers to transfer an eligible unused flight credit to another traveler for future use. Both must be Rapid Rewards members and only one transfer is permitted. For bookings through a Southwest Business (corporate travel) channel, a transfer may only be made to an employee of the same organization. Subject to Southwest’s No-Show Policy, “Wanna Get Away Plus” fares also enable a same-day confirmed change, free of airline charges, if there is an open seat on another flight that departs on the same day as the original flight and is between the same cities, but the Customer is required to pay any additional government taxes and fees associated with changes in their itinerary. If there is no open seat on this different flight, a traveler may request to be added to the standby list for that flight.
•"Anytime" fares are, subject to Southwest's No-Show Policy, refundable if canceled, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare. “Anytime” fares also receive EarlyBird Check-In®. See

“Ancillary Services” below for further information about EarlyBird Check-In. Additionally, “Anytime” fares receive Priority Lane and Express Lane access through check-in and security lines where available. Further, “Anytime” fares receive all of the benefits of “Wanna Get Away Plus” fares, including Transferrable Flight Credit and same-day confirmed changes and standby listings.
•"Business Select" fares are, subject to Southwest's No-Show Policy, refundable if canceled, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group "A," 12 Rapid Rewards points per dollar spent on the base fare - the highest loyalty point multiplier of all Southwest fare products, and one complimentary premium beverage coupon for the day of travel (Customers must be of legal drinking age to drink alcoholic beverages). “Business Select” fares also receive all of the benefits of “Anytime” fares, including Priority Lane and Express Lane access through check-in and security lines where available, Transferable Flight Credit, and same-day confirmed changes and standby listings.

Southwest's No-Show Policy applies if a Customer does not change or cancel a flight segment at least ten minutes prior to scheduled departure and the Customer does not travel on the scheduled flight. In such event, subject to certain exceptions, all segments associated with the reservation will be canceled, and (i) with respect to a "Wanna Get Away" and “Wanna Get Away Plus” fares, the fare paid for unused travel will be forfeited; and (ii) with respect to an "Anytime" or "Business Select" fare, the fare paid for unused travel will be held as a flight credit for future travel on Southwest.

In order to enhance and expand upon its already generous and flexible ticketing policies, the Company announced in 2022 that flight credits will no longer expire. The Company expects that this policy change, combined with its other attractive brand attributes, will contribute to an increase in Customer loyalty. Flight credits result from canceling reservations and previously were valid for no longer than one year from the date of original purchase, with the exception of certain flight credits that were set to expire or were created during the early stages of the pandemic, which were originally given extended expiration dates. Flight credits for non-refundable fares are issued as long as the reservation is cancelled more than 10 minutes prior to the scheduled departure. Flight credits or refunds for refundable fares are issued regardless of cancellation time. Flight credits unexpired on, or created on or after July 28, 2022, do not expire and will show an expiration date (12/31/2040) until the Company’s systems are updated. A flight credit with an expiration date on or before July 27, 2022, has expired in accordance with its existing expiration date.

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

When available, Southwest sells Upgraded Boarding at the airport or on Customer mobile devices, which allows a Customer to pay for an open priority boarding position in the first 15 positions in its "A" boarding group.

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

Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and/or achieve tier status such as A-List or Companion Pass faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare ticket (including many fare sales) requiring fewer points, or by being able to redeem at the last minute, if seats are still available for sale. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, and restaurants), as well as by using Southwest's co-branded Chase® Visa credit card. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

Southwest's Rapid Rewards loyalty program features tier status and Companion Pass programs for the most active Members, including "A-List" and "A-List Preferred" status. A Member who flies 25 qualifying one-way flight segments booked through Southwest or earns 35,000 tier qualifying points per calendar year will qualify for A-List status. A Member who flies 50 qualifying one-way flights booked through Southwest or earns 70,000 tier qualifying points per calendar year will qualify for A-List Preferred status. The Member will maintain A-List or A-List Preferred status for the remainder of the calendar year in which the status is earned and for the entire calendar year immediately following. Both A-List and A-List Preferred Members enjoy benefits such as priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight satellite internet service on WiFi-enabled aircraft, where available. Members who attain A-List or A-List Preferred status receive priority boarding privileges. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding position available (generally, an "A" boarding pass). If an A-List or A-List Preferred Member's plans change, subject to Southwest’s No Show Policy, they are entitled to same-day confirmed change, free of airline charges, if there is an open seat on another flight that departs on the same day as the original flight and is between the same cities, but the Customer is required to pay any additional government taxes and fees associated with changes in their itinerary. If there is no open seat on this different flight, a traveler may request to be added to the standby list for that flight. Another feature of the Rapid Rewards loyalty program is the Companion Pass. Members who fly 100 qualifying one-way flights or earn 135,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of charges (other than taxes and fees). The Companion Pass is valid for the remainder of the calendar year in which status is earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.

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

For 2022, Customers of Southwest redeemed approximately 9.2 million flight awards, accounting for approximately 15.0 percent of revenue passenger miles flown. For 2021, Customers of Southwest redeemed approximately 8.1 million flight awards, accounting for approximately 17.3 percent of revenue passenger miles flown. For 2020, Customers of Southwest redeemed approximately 4.1 million flight awards, accounting for approximately 15.8 percent of revenue passenger miles flown. The Company's accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

Investments in Customer Experience

During 2022, the Company announced its multi-year plan to modernize and transform the Customer Experience. These enhancements, expected to cost over $2 billion over a five-year period, include the Company’s plans to:

•bring enhanced WiFi connectivity onboard aircraft;
•install latest-technology onboard power ports on MAX aircraft beginning in 2023 to charge personal devices at every seat;
•offer larger overhead bins on new aircraft deliveries beginning in 2023 with more space and easier access to carryon items;
•introduce more entertainment options and a wider selection of refreshments in the cabin; and
•enable new self-service capabilities to bring elevated ease in doing business with the Company, benefitting Employees and Customers.

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

As noted above under “Investments in Customer Experience,” the Company has announced plans to bring enhanced WiFi connectivity onboard its aircraft in order to improve speed, reliability, and bandwidth. In addition to latest-generation upgraded Wifi hardware on its new deliveries, the Company is in the process of upgrading WiFi on its existing fleet. The Company also plans to install latest-generation onboard USB A and USB C power ports on every seat onboard MAX aircraft beginning in 2023, with a space-saving system that maintains legroom.

As noted above under “Investments in Customer Experience,” the Company has enhanced the entertainment options onboard its aircraft. The free inflight entertainment offerings include over 125 free movies-on-demand each month and free app messaging via iMessage or WhatsApp. The television product consists of 16 live channels and approximately 70 on-demand recorded episodes from popular television series. In addition, the onboard entertainment portal offers free digital music and live streaming radio service to Customers within the onboard entertainment portal.

Southwest.com and Direct to Customer Distribution Approach

The Company primarily offers its fare products directly to Customers through its Internet website, Southwest.com, and the Southwest App. For the years ended December 31, 2022, and December 31, 2021, approximately 83 percent and 86 percent, respectively, of the Company’s Passenger revenues originated from Southwest.com or the

Southwest App (including revenues from SWABIZ®, the Company's online booking tool designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest). This "direct to Customer" distribution approach has historically provided a cost advantage for the Company because it eliminates fees associated with the use of third party distribution channels such as third party online travel platforms. The Company augments its direct to Customer distribution approach by offering a broad suite of digital platforms to support Customers' travel needs, including full featured websites and apps. These digital platforms help Customers book and manage their Southwest air travel and also facilitate the purchase of the Company’s ancillary products, including Fare Upgrades, EarlyBird, Upgraded Boarding, vacation packages, rental car reservations, hotel reservations, and travel activities. In addition, the digital platforms provide self-service tools for reservation management and Customer support.

As noted above under “Investments in Customer Experience,” the Company continued to make significant digital investments in 2022 to improve the travel experience. All digital storefronts were updated to enable Customers to buy the Wanna Get Away Plus fare product along with updates to other fare products activated in May 2022. The Company also completed the activation of a buy now, pay later platform across all digital storefronts enabling Customers with additional payment options within the Android, iOS, mobile web and desktop platforms. Venmo was also added as a payment option for purchase of Inflight Internet while onboard. Further, new functionality for the Company’s digital platforms and airport kiosks now help give Customers the ability to move more efficiently from curb to gate. Customers are now able to purchase Upgraded Boarding on their mobile devices without standing in line at the airport. The Company has also given Customers the ability to add lap child travelers when booking online and has added lap child check-in at self-service kiosks to empower Customers with more self-service options.

The Company’s digital help center and related features also underwent optimization to better prepare Customers for using the Company’s products and services. Improvements were made to digital trip cards, which now provide targeted trip information such as weather advisories and airport alerts. The Airport Information page was updated with mobile friendly features and is now more easily searchable to improve Customers’ day of travel wayfinding. Digital experiences were also updated to provide additional context on the Flight Credits Don’t Expire policy change. Introducing more self-service options builds on the Company’s effort to reduce wait times with improved and simplified online change functionality. Recent improvements were designed to reduce the need for Customers to call to make flight changes, and therefore reduce hold times to allow Southwest Representatives more availability for specialized Hospitality and Customer Service.

Southwest Business® Initiatives

In addition to improvements in the Company's consumer-direct Southwest.com channel of distribution, in recent years the Company has taken significant action, including investments in Employees, processes, and technology, in order to grow its corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest.

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

The Company utilizes Airlines Reporting Corporation to implement industry-standard processes to handle the settlement of tickets booked through Travelport, Amadeus, and Sabre channels. The Company also utilizes ATPCO Routehappy to provide detailed product information that supports robust shopping and selling processes in third party booking channels.

In 2022, the Company launched its new travel portal, Southwest Business Assist™. The self-service tool enables corporate travel buyers, travel decision makers, and travel management companies to better manage their business travel on Southwest using dashboards, reports, automated processing of travel benefits, and Customer Service. The on-demand self-service tool provides access to real-time information and reporting. Southwest Business has also continued to invest in and enhance its online booking tool SWABIZ®, with mobile capabilities. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also facilitates car and hotel booking.

Marketing

During 2022, the Company continued to market its competitive points of differentiation and Customer-friendly policies, specifically focusing on flexibility and ease for Customers. Southwest continues to be the only major U.S. airline that offers to all ticketed Customers up to two checked bags that fly free (subject to weight and size limits). Further, Southwest continues to offer low fares and no change fees (although fare differences may apply), cancellation fees (subject to the Company’s No Show policy), or hidden fees. The Company also continued to market that its Rapid Rewards points do not expire, and began marketing its new policy that flight credits do not expire. Southwest also does not impose additional fees for items such as seat selection, soft drinks and snacks where available, curb-side check-in where available, and telephone reservations.

During 2022, the Company also marketed its multi-year plan to modernize and transform the Customer Experience through, among other things, enhanced WiFi connectivity onboard its aircraft in order to improve speed, reliability, and bandwidth, new in-seat power, larger overhead bins, and Upgraded Boarding self-service. See "Investments in Customer Experience" for further information.

The Company also continues to promote all of the many other reasons to fly Southwest in its marketing, such as its hospitality, low fares, expanded network, Customer Service, free inflight entertainment, Southwest Business offerings, and its Rapid Rewards loyalty program.

Technology Initiatives

The Company is focused on the prioritization and execution of its technology investments through an evolving multi-year plan for technology, with the goal of developing stronger, more adaptable, more efficient, and more reliable technology systems to support the Company's strategic priorities. The Company has committed, and plans to continue to commit, significant resources to technology improvements in support of its ongoing operations and initiatives. During 2022, among other things, the Company added technology for (i) a new fare product launch; (ii) a new human resources and payroll system; (iii) a new business travel management system; and (iv) enhanced cyber controls and monitoring. During 2021, the Company achieved the significant milestone of getting all of its aircraft into a single system for aircraft maintenance and record-keeping. This was one of the most critical maintenance system updates the Company has undertaken in its history.

The Company invests significantly in technology resources including, among others, the Company's systems related to (i) flight planning and scheduling; (ii) daily flight schedule management; (iii) aircraft turn capabilities; (iv) crew mobility and scheduling; (v) foundational operating systems; (vi) ancillary products, including vacation packages; (vii) revenue management; (viii) Customer Service Agent mobility; (ix) technology infrastructure and cybersecurity; and (x) improved Customer self-service offerings.

Environmental Sustainability

The Company remains steadfast in its desire to pursue, implement, and enhance initiatives to address the Company's impact on the environment. Over the years, the Company has undertaken a number of initiatives that have a direct impact on its fuel conservation and emissions-related reduction efforts, such as the following:

•introduction of the MAX aircraft into the Company's fleet, which is more fuel-efficient and releases fewer CO₂ emissions per available seat mile than the Company's previous generation of 737 aircraft;
•installation of winglets, which reduce drag and increase fuel efficiency, on all aircraft in the Company's fleet;
•application of periodic engine washes;
•implementation of procedures for the use of electric ground power and pre-conditioned air for aircraft at the gate, when available;
•replacement of eligible internal combustion ground support equipment with electric equipment at select locations;
•deployment of auto-throttle and vertical navigation to maintain optimum cruising speeds;
•implementation of engine start procedures to support the Company's single engine taxi procedures;
•implementation of procedures on the timing of auxiliary power unit starts on originating flights to reduce auxiliary power unit usage;
•implementation of fuel planning initiatives to safely reduce loading of excess fuel;
•retrofitting of aircraft cabin interiors to reduce weight;
•implementation of procedures to reduce aircraft engine idle speed while on the ground, which also increases engine life;
•utilization of Company-optimized routes (including flying the best wind routes to take advantage of tailwinds or to minimize headwinds);
•improvements in flight planning algorithms to better match the Company's aircraft flight management system and thereby enabling the Company to fly at the most efficient altitudes;
•substitution of Pilot and Flight Attendant flight bags and paper manuals with lighter Electronic Flight Bag tablets; and
•implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft, allowing crews to time the descent to minimize thrust inputs).

The Company participates in Required Navigation Performance ("RNP") operations as part of the FAA's Performance Based Navigation program, a key component of the Next Generation Transportation System (“NextGen”), which is intended to modernize the U.S. air traffic system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, satellite navigation (instead of less precise ground-based navigation), and new flight procedures to enhance navigational and operational capabilities, improve fuel efficiency, and minimize greenhouse gas emissions. RNP approaches, which are published by the FAA, are currently available at 66 of the airports Southwest serves. Southwest continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.

In 2021, the Company announced near- and long-term environmental sustainability goals, in addition to a series of actions and initiatives designed to assist the Company in achieving these goals. The Company continually monitors developments related to climate change and evaluates its goals and progress against these developments. The Company expects its path toward achievement of these goals will depend on, among other things (i) increased use of sustainable aviation fuel (“SAF”), which is not presently available at scale or at prices competitive to jet fuel; (ii) improved fuel efficiency from fleet renewal or planned fuel efficiency initiatives; (iii) operational initiatives; and (iv) technological innovation.

During 2022, the Company joined the Vision 2045 campaign, a collaboration among multiple organizations and companies to share films and resources that aim to inspire businesses and people to take action toward a more sustainable future. In addition, during 2022, the Company invested in SAFFiRE Renewables, LLC (“SAFFiRE”), a company formed by D3MAX, LLC, as part of a Department of Energy (“DOE”)-backed project to develop and produce scalable SAF. Funded with a DOE grant matched by the Company's investment, SAFFiRE intends to utilize technology developed by the DOE's National Renewable Energy Laboratory to convert corn stover, a widely available waste feedstock in the United States, into renewable ethanol that then would be upgraded into SAF.

As part of its commitment to corporate sustainability, the Company has published the Southwest One Report describing the Company's environmental sustainability goals, actions, initiatives, and strategies, which include the foregoing and other efforts to address greenhouse gas emissions and other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Southwest One Report and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

Regulation

The airline industry is heavily regulated, especially by the federal government, and there are a significant number of governmental agencies and legislative bodies that have the ability to directly or indirectly affect the Company and/or the airline industry financially and/or operationally. Examples of regulations affecting the Company and/or the airline industry, that have been or may be imposed by several of these governmental agencies and legislative bodies, are discussed below.

Economic and Consumer Protection Regulation

Regulation by the U.S. Department of Transportation

The U.S. Department of Transportation ("DOT") regulates economic operating authority for air carriers and consumer protection for airline passengers. The DOT may take legal enforcement action against air carriers for violating their regulations by imposing civil penalties up to $37,377 per occurrence.

To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience & Necessity from the DOT. A Certificate of Public Convenience & Necessity is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via code-sharing with another airline. Exemptions granted by the DOT to serve international markets are generally limited in duration and are subject to periodic renewal requirements. The DOT may revoke a certificate or exemption, in whole or in part, for failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate or exemption itself.

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

In addition, the Passenger Protection Rules require airlines to (i) display ontime performance on their websites; (ii) adopt customer service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of airlines' flights; (iv) provide information to passengers on how to file complaints; (v) respond in a timely and substantive fashion to consumer complaints; (vi) pay compensation to each passenger denied boarding involuntarily from an oversold flight; (vii) refund any checked bag fee for permanently lost luggage; (viii) prominently disclose all potential fees for optional ancillary services on their websites; and (ix) refund passenger fees paid for ancillary services if a flight cancels or oversells and a passenger is unable to take advantage of such services.

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

The DOT took actions throughout 2022 to bolster its Passenger Protection Rules in certain respects. For example, in response to many refund-related complaints during the COVID-19 pandemic, the DOT issued a proposed rule intended to provide passengers with rights to a refund of a non-refundable ticket, in certain situations, such as when there is a public health emergency, or when a passenger has a serious communicable disease. In addition, the DOT issued a proposed rule that would require more robust fee disclosure for critical ancillary services on all distribution channels where airline tickets are sold. The Company does not expect either proposed rule, if finalized, to have a significant impact on the Company given its existing policies and practices with respect to travel credits and critical ancillary services.

The DOT also issued a Notice in July 2022 that it would begin auditing airline family seating processes, in an effort to ensure 13-and-under children are able to sit adjacent to an accompanying adult without paying a seat fee. The Company formed a multi-disciplinary internal team to address the DOT Notice, and presented the Company’s plan to DOT.

Following the operational challenges across the industry during the summer of 2022, the DOT increased its review of airline operational performance. In January 2023, the DOT began investigating the Company due to the significant travel disruption at the end of December 2022 to assess the Company's compliance with DOT regulatory requirements.

The DOT also has statutory authority to prohibit discrimination by airlines against consumers on the basis of (i) disability; and (ii) race, religion, national origin, sex, or ancestry.

In March 2022, the DOT published a proposed rule on accessible lavatories. If finalized, the rule would require airlines to have one accessible (larger) lavatory on narrow-body aircraft (a) ordered 18 years after the effective date of the final rule; or (b) delivered 20 years after the effective date of the final rule; or (c) that are part of a new type-

certified design filed with the FAA or a foreign carrier’s safety authority one (1) year after the effective date of the final rule. The proposed rule would not require a retrofit of existing aircraft. The Company anticipates that this proposed rule, if finalized, could impose substantial costs on the Company and have a material effect on the Company's capital expenditures, earnings, and competitive position. The DOT has indicated it expects to finalize its proposed rule on larger lavatories in 2023.

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

Airline passengers are also required to pay a Passenger Facility Charge (“PFC”), a user fee that is authorized via federal statute but assessed by each airport. The maximum PFC is $4.50 per passenger enplanement. New or higher aviation taxes or user fees (including but not limited to the PFC), as well as new legislative mandates, may be imposed by Congress. One major piece of legislation that Congress is expected to address in 2023 is FAA reauthorization. Congress is expected to pass an FAA reauthorization bill by late 2023. This legislation could be the vehicle for increases in one or more of the taxes and fees discussed above, as well as new mandates on the DOT, FAA, and/or TSA to begin or complete rulemakings that could impact airline operations and/or finances.

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

On October 12, 2022, the FAA finalized new rules requiring that flight attendants scheduled to a duty period of 14 hours or less be given a scheduled rest period of at least 10 consecutive hours and that the rest period is not reduced under any circumstances. Previous rules required a scheduled rest period of at least nine consecutive hours, and allowed for a reduction to eight consecutive hours under certain circumstances. In anticipation of the final rules, the Company voluntarily implemented the new minimum rest requirements on July 1, 2022.

In July 2022, the FAA issued a proposed rule that would require that airlines have an installed physical secondary barrier to provide additional protection against unauthorized access to an aircraft’s flight deck. The FAA’s proposed rule contemplates a two-year compliance period from the effective date of a final rule after which any transport category airplane manufactured and used in regularly scheduled passenger-carrying operations would be required to have installed physical secondary barrier meeting the requirements of the rule. Compliance with the proposed rule could impose substantial costs on the Company. The FAA has indicated it plans to issue a final rule in 2023.

The FAA Reauthorization Act of 2018 contains provisions directing the FAA to examine whether to issue new regulations establishing minimum dimensions for seat size based on safety considerations. In August 2022, the FAA began soliciting stakeholder comments on the topic. If the FAA issues a rule with minimum dimensions that exceed the Company’s current seat dimensions, the Company could incur substantial compliance costs.

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

Passenger and Occupational Health Regulation

The Company is subject to various other federal, state, and local laws and regulations relating to health and occupational safety, including Department of Health and Human Services, Centers for Disease Control and Prevention (“CDC”), Occupational Safety and Health Administration, and Food and Drug Administration regulations. In response to the COVID-19 pandemic, federal, state, and local government authorities implemented directives, orders, and regulations intended to mitigate the spread of the virus, and in response, the Company modified its practices, policies, and procedures, as appropriate. For example, the CDC and TSA issued orders, effective February 1, 2021, mandating the wearing of face masks on all commercial flights and within airports, subject to certain limited exceptions. On April 18, 2022, a federal judge in Florida struck down the federal mask mandate in transportation as outside of the CDC’s authority. As a result of this development, the Company modified its policies to no longer require the wearing of masks onboard its aircraft.

New health requirements or standards, whether mandated by government agencies or voluntarily adopted by the Company, related to the COVID-19 pandemic or otherwise intended to mitigate the spread of communicable diseases could affect the Company’s costs and performance.

For further information pertaining to the FAA’s oversight and regulatory authority, as well as health and safety regulations related to COVID-19, see “Risk Factors - Legal, Regulatory, Compliance, and Reputational Risks, and COVID-19 Risks.”

Security Regulation

Pursuant to the Aviation and Transportation Security Act ("ATSA"), the TSA, a federal agency of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA and related statutes address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport and aircraft access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks.

Under ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company's operations, costs, and Customer experience. For example, as part of its security measures, the TSA regulates the types of liquid items that can be carried onboard aircraft. In addition, as part of its Secure Flight program, the TSA requires airlines to collect a passenger's full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for more extensive security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA's multi-layered, risk-based approach to airport security also includes physical pat down procedures at security checkpoints. These procedures have raised privacy concerns by some air travelers, and have caused delays at screening checkpoints.

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

Environmental Regulation

The Company is subject to various federal laws and regulations relating to the protection of the environment, including the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as well as state and local laws and regulations. These laws and regulations govern aircraft drinking water, emissions, storm water discharges from operations, and the disposal of materials such as jet fuel, chemicals, hazardous waste, and aircraft deicing fluid.

Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at various airport sites. The Company has not historically experienced any airport site environmental liability that has had a material adverse effect on its capital expenditures, earnings, or competitive position. However, many airports, as well as federal, state and local governmental authorities, are increasingly focused on groundwater contamination caused by what are sometimes referred to as “forever chemicals,” most notably per- and polyfluoroalkyl substances (“PFAS”). PFAS have been used in many manufacturing and industrial applications over many decades and can be found in numerous products, including building materials and household products. Most notably for aviation, PFAS are a key component in aqueous film-forming foam (“AFFF”), which are commonly available for use to fight petroleum-based fires at both commercial and military aviation facilities. The FAA and the U.S. Department of Defense have strict performance specifications for fire suppression systems, which has contributed to the use of AFFF/PFAS over the decades. PFAS is now the focus of regulatory oversight at airports, as well as the source of litigation by airports against AFFF manufacturers. Moreover, regulatory authorities at the federal, state, and local levels are contemplating both the prohibition of PFAS-based AFFF and costly remediation efforts at airports to address groundwater contamination. In addition, the U.S. Environmental Protection Agency (the "EPA") is expected to finalize a rule listing two specific types of PFAS, perfluorooctanoic acid and perfluorooctanesulfonic acid, which may be found in AFFF, as hazardous substances under CERCLA. The evolving legal and regulatory activity surrounding PFAS could lead to an inadequate supply of FAA-certified AFFF throughout the aviation system and/or increased operating costs at certain airports. Moreover, listing PFAS compounds under CERCLA may give rise to strict, joint and several liability for removal, remedial, response, and other costs, the costs of which could be material.

The federal government and the United Nations’ International Civil Aviation Organization ("ICAO") have implemented legislative and regulatory proposals and introduced voluntary measures to address climate change by reducing greenhouse gas emissions. At the federal level, in July 2016, the EPA issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA adopted aircraft greenhouse gas emissions standards in December 2020. These standards apply to airframe and aircraft engine manufacturers, and align with the standards previously adopted by ICAO. On November 15, 2021, the EPA affirmed the agency will not reconsider the rule adopting the standards; however, several states and non-government organizations have filed legal petitions challenging the EPA’s adoption of the rule, which remain unresolved at this time. The Company does not expect to incur any material costs related to the EPA’s GHG aircraft rules at this time and the rules are not expected to adversely impact the Company's current aircraft fleet; however, the Company cannot guarantee that more stringent standards will not be adopted by the EPA in the future that could require material capital expenditures to modernize or replace its aircraft fleet or incur other costs related to GHG emissions from its aircraft.

In addition to aircraft emissions standards, ICAO implemented a "global market-based measure" framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system applicable to aircraft operators designed to cap the growth of emissions related to international aviation. ICAO's Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA") program is a global market-based measure intended to cap carbon emissions from international civil aviation at their 2019 levels from 2021 to 2023 and 85 percent of their 2019 levels from 2024 to 2035, addressing carbon emissions from the growth of international air traffic by requiring that international aviation emissions above these levels be offset or reduced through the use of CORSIA Eligible Fuel, such as a CORSIA sustainable aviation fuel, or CORSIA Eligible Emissions Units. The U.S. federal government has opted to participate in the voluntary phases of the CORSIA program from 2021-2026 (additional phases extend through 2035). As part of the CORSIA program, the Company is currently monitoring its international emissions for reporting purposes. Data collected from applicable international flight activity in 2019 forms the baseline and is used in the calculations to determine subsequent carbon offsetting requirements under the CORSIA program. To the extent CORSIA revises any of its emission accounting methodologies or options for meeting emission reduction levels, the Company could face increased costs to purchase additional volumes of SAF, carbon offsets, or take other measures to comply with the CORSIA program. To date, the Company has not incurred any material costs related to its compliance with CORSIA; however, the Company could experience material costs as a result of any future expansion of its international operations, which would increase its compliance obligations under CORSIA, the need to purchase additional carbon offsets or volumes of SAF than what the Company has currently projected based on any changes to the CORSIA program, or other unforeseeable reasons given the evolving nature of climate change related laws, regulations, and programs. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations. Until the timing, scope, and extent of such future developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results.

There are additional areas of federal rulemaking underway with respect to climate change-related matters that could also increase the Company’s compliance obligations and costs and expenditures related to the same. In addition, to the extent these rules mandate additional disclosure on matters related to climate change, it is possible that such disclosures may impact lending or investment decisions of third parties, and consequently the Company could face greater restrictions on or increased costs of access to capital if the Company is not perceived as meeting any climate change-related standards established by such third parties. For example, on March 21, 2022, the U.S. Securities and Exchange Commission (“SEC”) proposed The Enhancement and Standardization of Climate-Related Disclosures for Investors. The proposed rule amendments would require a domestic or foreign registrant to include certain climate-related information in its registration statements and periodic reports, such as on Form 10-K, including: climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the registrant’s governance of climate-related risks and relevant risk management processes; the registrant’s greenhouse gas emissions, which for accelerated and large accelerated filers and with respect to certain emissions, would be subject to assurance; certain climate-related financial statement metrics and related disclosures in a note to its audited financial statements; and information about climate-related targets and goals, and transition plan, if any. A final rule is expected in 2023. The Company may incur increased costs with respect to modifying existing disclosure controls, financial reporting practices, and the gathering and reporting of emissions data, in order to comply with the SEC’s final rule. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change.

Separately, on November 10, 2022, the Biden-Harris Administration proposed the Federal Supplier Climate Risks and Resilience Rule, which would require major Federal contractors to publicly disclose their greenhouse gas emissions and climate-related financial risks and set science-based emissions reduction targets verified by the Science-Based Target initiative and in accordance with third-party standards that preclude the use of carbon offsets to achieve emission reduction goals. The Company is currently monitoring the proposed rule; however, compliance with the rule as proposed could require the Company to incur increased costs in the form of increased reporting obligations, modify its operations to meet emission reduction targets, accelerate its fleet replacement plans, or otherwise revise or restate its existing sustainability goals.

In addition to climate change, aircraft noise continues to be an environmental focus, especially as the FAA implements new flight procedures as part of its NextGen airspace modernization program discussed above. The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, provided they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system and meet other requirements. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs and can limit the ability of air carriers to expand operations at the affected airports.

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

In general, government efforts at the international, federal, state, or local levels to address worldwide climate change, manage greenhouse gas emissions, and reduce aircraft noise, to the extent pursued or implemented, could affect the Company, aircraft operators, original equipment manufacturers, producers and sellers of aviation fuel, and other third parties on which the Company is dependent. Additional legislative or regulatory activity in this area could require modifications to the Company’s equipment, operations, and strategy, and have a material effect on the Company's capital expenditures, earnings, or competitive position.

Data Privacy and Cybersecurity Regulation

The Company is subject to federal, state, and foreign laws relating to the collection, use, retention, security, and transfer of personal information. The interpretation and application of many data privacy legal obligations is rapidly evolving. The Company continues to monitor a growing set of data privacy legal requirements, including with respect to consumer and employee access and control over personal information.

The Company has experienced heightened legislative and regulatory focus on cybersecurity, from both airline‑specific and broadly-applicable cybersecurity legal obligations. As a result, the Company must comply with a developing set of cybersecurity requirements including reporting, coordination, and affirmative risk‑management obligations related to information technology systems and operational technology systems.

The Company expects federal, state, and other governments to assess and implement increasingly challenging data privacy and cybersecurity legal obligations, which could result in expanded compliance burdens, costs, and enforcement risks for the Company.

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

Insurance

The Company carries insurance of types customary in the airline industry and in amounts the Company deems adequate to protect the Company and its property and to comply both with applicable regulations and certain of the Company's credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, pollution, D&O/fiduciary, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation. In addition, the Company carries a cybersecurity insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures. The Company also manages insured risk through the use of reinsurance programs, pooling mechanisms, and a wholly-owned captive insurance subsidiary.

Although the Company has been able to purchase aviation, property, liability, pollution, and D&O/fiduciary insurance via the commercial insurance marketplace, available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss from future events, including acts of terrorism and severe weather events. Further, available cybersecurity insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss. With respect to any insurance claims, policy coverages and claims are subject to acceptance by the many insurers involved and may require arbitration, mediation, and/or litigation to effectively settle the claims over prolonged periods of time.

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

Pricing can be driven by a variety of factors. For example, under normal circumstances, airlines may discount fares to drive traffic in new markets, stimulate traffic in existing markets, and/or grow market share in existing markets.

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

Routes, Loyalty Programs, and Schedules

The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. While the Company has a robust, route network in the United States, some major airlines have more extensive global route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as strategic alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and also allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company continues to evaluate and implement initiatives to better enable itself to offer additional itineraries, and has opened 18 new airports since the COVID-19 pandemic began, which has significantly increased its domestic route network.

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

Other Forms of Competition

Technology advancements have provided alternatives to air travel, such as videoconferencing, business communication platforms, and the Internet, and these alternatives significantly increased in scope during the COVID-19 pandemic. The Company is subject to the risk that the significantly increased use of these alternatives could result in permanent changes to consumer behavior and thereby negatively affect demand for air travel.

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

Employees

Total Employees and Labor Union Activity

At December 31, 2022, the Company had 66,656 active full-time equivalent Employees, consisting of 28,199 air operations (including Pilots, Flight Attendants, Dispatchers, Flight Simulator Technicians, Flight Crew Training Instructors, and Meteorologists), 19,679 ground operations (including Ramp, Operations, Provisioning, and Freight Agents, and Customer Service Agents), 3,275 Customer Representatives and Source of Support Representatives, 3,458 maintenance and engineering (including Material Specialists, Mechanics, Aircraft Appearance Technicians, and Facilities Maintenance Technicians), and 12,045 additional “noncontract” Employees. The Company has consistently utilized active full-time equivalent Employees to determine various metrics that measure productivity and efficiency, so it has chosen to not include inactive Employees in the figure, which totaled an additional 4,060 Employees as of December 31, 2022. In addition, the active full-time equivalent Employees figure includes an adjustment to count all part-time Employees as a 0.5 full-time equivalent Employee. The Company continues to focus on its hiring needs to meet schedule demands. The labor force participation rate remains depressed despite an increase in jobs, especially in the transportation and hospitality industries. There is an ongoing battle for talent, leading to less candidate supply and a decline in qualified candidates.

Approximately 83 percent of Company Employees at December 31, 2022, were represented by labor unions. The Company uses active full-time equivalent Employees to measure productivity and efficiency, but when considering total demographics of Employees, the Company looks at total headcount, active and inactive Employees, irrespective of part-time or full-time status. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the "status quo" for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in "self-help." "Self-help" includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2022:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representatives	Status of Agreement
Southwest Pilots	9,342	Southwest Airlines Pilots' Association ("SWAPA")	In negotiations
Southwest Flight Attendants	18,105	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	In negotiations
Southwest Ramp, Operations, Provisioning, Freight Agents	15,260	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	In negotiations
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,694	International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM 142")	Amendable December 2027
Southwest Material Specialists (formerly known as Stock Clerks)	448	International Brotherhood of Teamsters, Local 19 ("IBT 19")	Amendable April 2024
Southwest Mechanics	2,766	Aircraft Mechanics Fraternal Association ("AMFA")	Amendable August 2024
Southwest Aircraft Appearance Technicians	194	AMFA	Amendable July 2027
Southwest Facilities Maintenance Technicians	50	AMFA	In negotiations. Tentative agreement was reached and ratified in January 2023. Amendable November 2027.
Southwest Dispatchers	472	Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550")	In negotiations. Tentative Agreement was reached in January 2023 and was ratified in February 2023. Amendable June 2027.
Southwest Flight Simulator Technicians	56	International Brotherhood of Teamsters ("IBT")	Amendable May 2024
Southwest Flight Crew Training Instructors	212	Transportation Workers of America, AFL-CIO, Local 557 ("TWU 557")	Amendable January 2027
Southwest Meteorologists	12	TWU 550	In negotiations

Human Capital Resources

General

The Company’s hiring, development, and retention of a diverse and talented workforce is a priority that includes: (i) providing opportunities for learning, development, career growth, and movement within the Company; (ii) evaluating compensation and benefits, and rewarding performance; (iii) investing in physical, emotional, and financial health of Employees; (iv) obtaining Employee feedback; (v) maintaining and enhancing Company culture; and (vi) communicating with the Board of Directors on a routine basis on key topics, including executive succession planning.

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

The Company regularly conducts Employee surveys to assess job satisfaction of its Employees, and uses information from the surveys to improve the Company’s ability to attract, develop, and retain talented Employees who will help advance the Company. For many years, the bonus opportunity for the Company's senior leadership group, including its executive officers, has been tied to the Company's performance relative to multiple pre-established performance metrics, which have from time to time included the Company’s diversity, equity, and inclusion (“DEI”) initiatives and/or the Company's voluntary turnover rate for Employees. In addition to bonus opportunities for the Company’s senior leadership group, the Company has implemented performance-based compensation programs for other non-contract Employee leaders, including managers, supervisors, team leads, and certain other Employees.

Diversity, Equity, and Inclusion

DEI is also an integral part of the Company’s culture and processes that support recruitment, hiring, training, retention, and advancement. In an effort to advance the Company's DEI, the Company has established the following goals:

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

Additionally, the Company’s Board of Directors is seeking to increase its diverse representation by 2025. The Company has a dedicated DEI Department that provides regular updates to the Compensation Committee of the Company's Board of Directors. To advance the Company's goals with respect to inclusion, the DEI Department has launched a multi-year training plan to increase the cultural competency of the Company's workforce.

The Company has taken tangible steps to update the required infrastructure, processes, and practices to meet these objectives. The DEI Department formed an Executive Steering Committee to support the strategic direction of this progress. In addition, the Company evolved its talent acquisition processes by requiring diverse candidate pools for leadership positions, deploying inclusion training for all hiring Leaders, and creating a Diversity Recruiting Center of Excellence. The Company also works with community partners in support of its efforts to continue developing diverse and inclusive talent pipelines and expanding recruiting efforts. The Company also recently launched a formal Sponsorship and Mentorship Program. In addition to current initiatives, the DEI Department has established a five-year enterprise strategic plan to continue advancing DEI efforts throughout the organization. The Company's motivation is to be a healthy organization where Employees thrive, feel appreciated, valued, and have an authentic sense of belonging.

In 2022, the Company also published its first ever DEI Report. A companion piece to the Southwest One Report, the DEI Report takes a deeper dive into the Company's DEI goals and initiatives and highlights the expected path forward. Information contained in the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the DEI Report and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the DEI Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

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

Item 1A.    Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Other risks are described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and related Notes thereto. The Company's business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occur, it could materially harm the Company's business, financial condition, or results of operations, or impair the Company's ability to implement its strategic plans. In that case, the market price of the Company's common stock could decline. The following risk factors are summarized as financial; operational; information technology; COVID-19; and legal, regulatory, compliance, and reputational.

Financial Risks

•The airline industry is particularly sensitive to changes in economic conditions, and continued or future unfavorable economic conditions could negatively affect the Company’s results of operations and require the Company to adjust its business strategies.
•The Company's business can be significantly impacted by the availability of jet fuel and high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.
•The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company's ability to control its costs.
•The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.
•The airline industry is intensely competitive.

Operational Risks

•The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Prolonged delays in the FAA issuing required certifications or approvals for the -7, or further regulatory actions by the FAA with respect to the MAX aircraft, could materially and adversely affect the Company’s business plans, strategies, and results of operations.
•The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives or if the Company were unable to employ sufficient numbers of qualified Employees to maintain its operations.
•The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers, (ii) if Boeing or other suppliers were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or (iii) in the event of a mechanical or regulatory issue associated with the Company's aircraft parts or equipment.
•The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, or other hostilities, even if not made directly on the airline industry, could significantly harm the airline industry and the Company's operations.
•Interruptions or disruptions in service at one of the Company’s core stations could have a material adverse impact on its operations.
•The Company’s operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company’s business, results of operations, and financial condition.
•The airline industry is made up of inherently complex systems, and is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations.

Information Technology Risks

•The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in implementation of the Company's information systems could materially adversely affect its operations.
•Developing and expanding data security and privacy requirements could increase the Company's operating costs, and any failure of the Company to maintain the security of certain Customer, Employee, and business-related information could result in damage to the Company's reputation and could be costly to remediate.

COVID-19 Risks

•The COVID-19 pandemic, including associated variants, has materially and adversely affected, and could in the future materially and adversely affect, the Company’s results of operations, financial position, and liquidity.
•The Company has entered into agreements with Treasury with respect to funding support; pursuant to these agreements the Company has agreed to certain restrictions on how it operates its business and uses its cash, which could limit the ability of the Company to take actions that it otherwise might have determined were in the best interests of the Company and its Shareholders.

Legal, Regulatory, Compliance, and Reputational Risks

•The Company is subject to extensive FAA regulation that may necessitate modifications to the Company’s operations, business plans, and strategies.

•Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business.
•The Company is subject to various environmental requirements and risks, including increased regulation, changing consumer preferences, physical, environmental, and climate risks, and risks associated with climate change.
•The Company is subject to risks related to its voluntary sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.
•The Company's future results will suffer if it is unable to effectively manage its international operations and/or Extended Operations.
•The Company is currently subject to pending litigation, and if judgment were to be rendered against the Company in litigation, such judgment could adversely affect the Company's operating results.
•Conflicting federal, state, and local laws and regulations may impose additional requirements and restrictions on the Company’s operations, which could increase the Company’s operating costs, result in service disruptions, and increase litigation risk.
•The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise, including with respect to the Company's voluntary ESG-related goals and disclosures.
•The Company’s Bylaws designate specific courts as the exclusive forum for certain legal actions between the Company and its Shareholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s Shareholders to bring a claim in a judicial forum viewed by the Shareholders as more favorable for disputes with the Company or the Company’s directors, officers, or other Employees.

Financial Risks

The airline industry is particularly sensitive to changes in economic conditions; in the event of continued or future unfavorable economic conditions or economic uncertainty, the Company's results of operations could be further negatively affected, which could require the Company to further adjust its business strategies.

The airline industry, which is subject to relatively high fixed costs and highly variable and unpredictable demand, is particularly sensitive to changes in economic conditions, including changes in consumer discretionary spending as a result of inflation, rising interest rates, or other factors. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns and have resulted in reduced spending for both leisure and business travel. For some consumers, leisure travel is a discretionary expense, and short-haul travelers, in particular, have the option to replace air travel with surface travel. As has become particularly evident as a result of the COVID-19 pandemic, businesses and other travelers are able to forego air travel by using other communications such as videoconferencing, business communication platforms, and the Internet. In addition, to the extent business travel recovers from the COVID-19 pandemic, businesses may require the purchase of less expensive tickets to reduce costs. This, in turn, can result in a decrease in average revenue per seat. During unfavorable economic conditions, low fares are often used to stimulate traffic. However, offering low fares typically hampers the ability of airlines to counteract any increases in fuel, labor, and other costs. Any continuing or future U.S. or global economic uncertainty could further negatively affect the Company's results of operations and could cause the Company to further adjust its business strategies. Additionally, because expenses of a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic could adversely affect the Company's results of operations.

The Company's business can be significantly impacted by the availability of jet fuel and high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 26.2 percent of the Company's operating expenses for 2022. As discussed under "Business - Cost Structure," Fuel and oil expense for 2022 increased significantly compared with 2021, primarily due to higher market jet fuel prices and in part due to higher capacity in response to consumer demand. The cost of fuel can be extremely volatile and unpredictable and subject to factors outside of the Company’s control. Even a small change in market fuel prices can significantly affect profitability. Furthermore, volatility in fuel prices can be due to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political, environmental (including those related to climate change), and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limitations and/or disruptions in domestic refining or pipeline operations or capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates. In addition, the occurrence of extreme weather events (regardless of cause), such as flooding, acute or prolonged winter storms, tropical storms, and hurricanes, can also disrupt the jet fuel supply chain and affect fuel prices.

The Company's ability to mitigate the impact of fuel price increases could also be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices and in some cases could in fact result in hedging losses, which could result in the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company's earnings.

In addition, the Company is subject to the risk that its fuel derivatives will no longer qualify for hedge accounting under applicable accounting standards, or that the derivative instruments utilized will not effectively offset changes in the price of the jet fuel consumed, which can create additional earnings volatility. Adjustments in the Company's overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, could continue to affect the Company's results of operations. In addition, there can be no assurance that the Company will be able to cost-effectively hedge against increases in fuel prices.

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

The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in that supply could present significant challenges to the Company's operations and could ultimately cause the cancellation of flights and/or the inability of the Company to provide service to a particular airport. The airline industry could face potential fuel shortages in 2023 due to pipeline capacity constraints resulting from the shifting of jet fuel allocations during the COVID-19 pandemic as well as a national shortage of interstate trucking capacity. The Company is working with aviation industry stakeholders to address these issues. However, unless there is additional jet fuel distribution capacity, whether by pipeline and/or by truck, there could be temporary disruptions (e.g., flight cancellations or passenger caps) at one or more of the Company’s airports in 2023, especially during peak travel periods. For additional discussion of the availability of jet fuel and SAF, please see “The Company is subject to risks related to its voluntary sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.”

The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company's ability to control its costs.

The Company's low-cost structure has been one of its primary competitive advantages, as it has generally enabled the Company to offer low fares, drive traffic volume, grow market share, and protect profits. The COVID-19 pandemic has forced the Company and the Company's competitors to implement significant cost reduction measures. Competitor cost reduction measures such as accelerated fleet retirements, capacity cuts, and network reductions, could have a negative impact on the Company's relative cost position.

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

The Company's low-cost structure can also be negatively impacted by costs over which the Company has limited control. These include costs such as fuel, labor, airport, and regulatory compliance costs. Jet fuel and oil constituted approximately 26.2 percent of the Company's operating expenses during 2022, and the Company's ability to control the cost of fuel is subject to the external factors discussed in “The Company's business can be significantly impacted by the availability of jet fuel and high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.”

Salaries, wages, and benefits constituted approximately 41.0 percent of the Company's operating expenses during 2022. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements. This limited control has negatively impacted the Company's low-cost position, in particular in the context of the Company's cost reduction efforts during the COVID-19 pandemic. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce makes up approximately 83 percent of its Employees and has had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Additionally, as indicated under "Business - Employees," the majority of Southwest's unionized Employees, including its Pilots; Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; and Meteorologists are in unions currently in negotiations for labor agreements, which could result in additional pressure on the Company's low-cost structure. Further, in response to staffing challenges, the Company has increased the minimum pay for certain of its workforce and provided incentive pay in certain instances.

As discussed under "Business - Regulation," the airline industry is heavily regulated, and the Company's regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company's control. Additionally, because of airport infrastructure updates and other factors, the Company has experienced increased space rental rates at various airports in its network. Further, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, as it has at times during the pandemic, certain fixed airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company.

The Company is reliant upon third-party vendors and service providers, and the Company's low-cost advantage is dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties. Disruptions to capital markets, shortages of skilled personnel, supply chain disruptions, increased regulation, geopolitical developments, and/or adverse economic conditions could subject certain of the Company's third-party vendors and service providers to significant financial pressures, which could lead to delays and other performance issues, ceased operations, or even bankruptcies among these third-party vendors and service providers. If a third-party vendor or service provider is unable to fulfill its commitments to the Company, the Company may be unable to replace that third-party vendor or service provider in a short period of time, or at competitive terms, which could have a material adverse effect on the Company's results of operations.

As discussed under "Business - Insurance," the Company carries insurance of types customary in the airline industry. Although the Company has been able to purchase aviation, property, liability, pollution, cybersecurity, and D&O/fiduciary insurance via the commercial insurance marketplace, costs have generally increased, and it is more difficult and, in some cases not possible, to obtain insurance for certain activities and weather-related events. For instance, the cost of insurance premiums related to hail and wind damage has increased for certain facilities, and certain flood insurance is no longer available. Available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect against the Company's risk of loss from future events, including acts of terrorism and severe weather events. With respect to any insurance claims, policy coverages and claims are subject to acceptance by the many insurers involved and may require arbitration and/or mediation to effectively settle the claims over prolonged periods of time. In addition, an aircraft accident or other incident involving Southwest could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident involving Southwest, even if fully insured, could also have a material adverse effect on the public's perception of the Company, which could harm its reputation and business.

As discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant unit cost pressure in 2020, 2021, and 2022 following the onset of the COVID-19 pandemic. Except for changes in the price of fuel, changes in operating expenses for airlines have been largely driven by changes in capacity. However, the Company's operating expenses are largely fixed once flight schedules are published; and the Company experienced capacity lower than 2019 during 2020, 2021, and 2022 due to the COVID-19 pandemic, which has continued to pressure unit costs. During the COVID-19 pandemic, the Company has made schedule adjustments based on consumer demand, booking trends, and available crew resources. The limits on availability of crew resources could continue to require the Company to make additional schedule adjustments and could have a material adverse impact on the Company's results of operations.

The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.

The Company is reliant on the success of its revenue strategies and other strategic plans and initiatives to grow and to help offset increasing costs. The execution of the Company's strategic plans has been significantly negatively affected by the COVID-19 pandemic. Nevertheless, the Company began to take actions in 2021 and 2022 to add staffing and increase the starting wage rate for certain workgroups, manage its fleet and fleet order book, and better optimize its network in an effort to position itself to opportunistically recover and grow as the pandemic subsides. The timely and effective execution of the Company's strategies is dependent upon, among other factors, (i) the Company's ability to balance its network schedule and capacity with the availability and location of its crew resources; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; (iii) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (iv) as discussed below, the Company’s ability to maintain satisfactory relations with its Employees or its Employees’ representatives; and (v) the Company's dependence on third parties with respect to the execution of its strategic plans.

The airline industry is intensely competitive.

As discussed in more detail under "Business - Competition," the airline industry is intensely competitive. The Company's primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet. The Company's revenues are sensitive to the actions of other carriers with respect to pricing, routes, loyalty programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, cost structure, aircraft fleet, strategic alliances, and code-sharing and similar activities.

Operational Risks

The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. Prolonged delays in the FAA issuing required certifications or approvals for the -7, or further regulatory actions by the FAA with respect to the MAX aircraft, could materially and adversely affect the Company’s business plans, strategies, and results of operations.

The Boeing 737 MAX aircraft are crucial to the Company’s growth plans and fleet modernization initiatives. The Company operates the -8 out of the 737 MAX family of aircraft and is awaiting delivery of the -7 out of the 737 MAX family of aircraft. The Company's contractual delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

Boeing no longer manufactures versions of the 737 other than the 737 MAX family of aircraft. If the 737 MAX aircraft were to again become unavailable for the Company’s flight operations, or if the -7 certification is not completed in a timely manner, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs; (ii) secure extensive regulatory approvals; and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.

The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives.

The airline business is labor intensive, and for the year ended December 31, 2022, Salaries, wages, and benefits expense represented approximately 41.0 percent of the Company's operating expenses. As of December 31, 2022, approximately 83 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related matters (some of which relate to negotiated items) that have impacted the Company's results of operations include hiring/retention rates, attendance, pay rates, outsourcing, work rules, health care costs, and retirement benefits. Additionally, the majority of the Company’s unionized Employees are in unions currently in negotiations for labor agreements which could result in additional pressure on the Company's low-cost structure. The Company’s results could be materially adversely affected in the event of conflicts with its Employees or its Employees’ representatives.

The Company’s business is labor intensive; therefore, the Company would be adversely affected if it were to continue to be unable to employ sufficient numbers of qualified Employees to maintain its operations.

The Company’s success depends on its ability to attract and retain skilled personnel. The impact of the COVID-19 pandemic has heightened the Company’s exposure to its labor risks. In connection with the drastic reduction in travel demand due to the pandemic, in 2020 the Company offered voluntary separation and extended time-off programs to Employees. This negatively impacted the Company's ability to staff appropriately when demand for leisure travel returned. At the same time, competition for skilled personnel became fierce, which led to operational challenges in the first half of 2022. In addition, the Company has been required to provide incentive pay and increase certain starting wage rates to address these challenges. Staffing-related challenges could continue to intensify and limit the Company's ability to optimally adjust capacity. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could continue to adversely affect the Company’s operations.

The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers, (ii) if Boeing or other suppliers were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or (iii) in the event of a mechanical or regulatory issue associated with the Company's aircraft parts or equipment.

The Company is dependent on Boeing as its sole supplier for many of its aircraft parts. The Company is also dependent on sole or limited suppliers for certain other aircraft parts, equipment, and services. If Boeing, or other suppliers, were unable or unwilling to timely provide adequate products or support for their products, were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or in the event of a mechanical or regulatory issue associated with engines or other parts, the Company's operations could be materially adversely affected. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft equipment were to become less competitive.

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

Interruptions or disruptions in service at one of the Company’s core stations could have a material adverse impact on its operations.

In recent years, the Company has increasingly focused on designing its network around core stations in an effort to provide greater connectivity and support operational reliability and recoverability. A significant interruption or disruption in service at one of the Company’s core stations, resulting from air traffic control systems, weather incidents, performance by third-party service providers, interruption of the Company’s technology, the availability and location of the Company’s crew resources, fuel supplies, or otherwise, could result in the cancellation or delay of a significant portion of the Company’s flights and, as a result, could have a severe impact on its business, results of operations and financial condition.

The Company’s operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company’s business, results of operations, and financial condition.

While the Company operates across a diverse geographic footprint, its operations at times have been adversely and materially impacted by severe weather, such as Hurricanes Harvey and Irma in 2017 and Winter Storm Elliott in December 2022. Depending on location, the Company’s assets and route network are or could be exposed to ongoing risks arising from a variety of adverse weather conditions or localized natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, tropical storms, tornadoes, floods, sea-level rise, severe winter weather, sustained or extreme cold or heat, drought, or other disturbances, actual or threatened. Extreme weather conditions, including increases in the frequency, severity, or duration of severe weather events (whether or not caused by anthropogenic climate change), can disrupt air travel from time to time, ground planes, damage equipment and increase maintenance costs, cause delays and cancellations or other network disruptions, require implementation of weight limitations due to increased temperatures, increase turbulence-related injuries, cause increases in fuel consumption to avoid such weather, disrupt the Company’s supply chains (including fuel, parts, and service provider disruptions), and otherwise adversely affect the Company’s assets, operations, and infrastructure. These events can decrease revenue, increase costs, and adversely impact the Company’s financial condition. Prolonged interruptions or disruptions at airports can and do also adversely impact the Company’s business and results of operations. The Company also may incur significant costs to reestablish or relocate affected business functions, aircraft, and Employees. Moreover, any resulting economic dislocations could adversely affect demand for the Company’s services, resulting in an adverse effect on its business, results of operations, and financial condition.

The airline industry is made up of inherently complex systems, and is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations.

In addition to the unpredictable economic conditions and fuel costs previously discussed, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

•adverse weather and natural disasters and the associated effects on the Company's operations, which have, in certain circumstances, such as Winter Storm Elliott, impacted the Company's operational recovery to a greater degree than other airlines;
•changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, for example, changes in travel patterns due to weather, government restrictions or sequestration);
•actual or potential disruptions in the air traffic control system (including, for example, as a result of FAA system outages or inadequate FAA staffing levels due to government restrictions or sequestration);
•actual or perceived delays at various airports resulting from government restrictions (including, for example, longer wait-times at TSA checkpoints due to inadequate TSA staffing levels);
•changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;
•delays in deliveries of new aircraft (including, for example, due to delays in FAA certification or due to the closure of the FAA's aircraft registry during government restrictions);
•collective bargaining requirements and demands;
•reliance on third-party facilities, goods, and/or services essential to its operations and/or business such as airports, de-icing services, fuel supply and delivery, and weather data and other critical information;
•outbreaks of disease such as the COVID-19 pandemic; and
•actual or threatened war, terrorist attacks, government travel warnings to certain destinations, travel restrictions, and political instability.

Because airline systems are inherently and unavoidably complex, large or small events, especially when in combination, can create opportunity for a systemic incident. The potential triggers for incidents and failures change constantly because of changing technology, work organization, efforts to eradicate those potential triggers, and other factors. Events or combinations of events such as those described above, have had, and could have, a material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company is also reliant upon the performance of third parties for timely and effective implementation and support of many of its technology initiatives, to provide required data and information services, and for maintaining adequate information security measures within the services and/or software they deliver, and such third parties are occasionally not timely in providing the services required by the Company. If any of the Company's significant technologies or automated systems were to cease functioning, or if its third-party service providers or data providers were to fail to adequately and timely provide required information or reports, technical support, system maintenance, security, or software upgrades for any of the Company's existing systems, the Company could experience service interruptions, delays, and loss of critical data, which could harm its operations and result in financial losses and reputational damage.

In the ordinary course of business, the Company's systems will continue to require modification and refinements to address operational reliability, growth, and changing business requirements. In addition, the Company's systems may require modification to enable the Company to comply with changing regulatory requirements. Modifications and refinements to the Company's systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. In addition, the Company's operations could be adversely affected, or the Company could face imposition of regulatory penalties, if it were unable to timely or effectively modify its systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.

The Company has experienced material technology system interruptions and delays that have made its websites and operational systems unavailable or slow to respond, which has prevented the Company from efficiently processing Customer transactions or providing services. Any future system interruptions or delays could reduce the Company's operating revenues and the attractiveness of its services, as well as increase the Company's costs. Similarly, the Company has experienced operational challenges in connection with severe weather events and associated crew scheduling, such as during and subsequent to Winter Storm Elliott. While the Company is still assessing the causes of the disruption, the Company’s preliminary assessment is that the crew scheduling software worked as designed during this event. However, due to a number of factors, including unanticipated changes in the severity of the weather, the Company began implementing frequent close-in flight cancellations. As the situation escalated and close-in flight cancellations grew, the volume of unanticipated changes was too great to efficiently address through the crew scheduling software, resulting in individual crew member assignment updates being delayed in a significant number of instances. Without updated, accurate crew member data, the Company’s crew scheduling software could not reassign crew members to solve for flights with crew coverage issues. As a result, the Company is working to enhance its crew scheduling software to help the Company during events that could result in a large number of broken crew pairings. The Company believes the unanticipated crew scheduling challenges, together with several other factors, contributed to the extent of the operational disruption. Any future operational disruptions or delays could reduce the Company’s operating revenues and the attractiveness of its services, as well as increase the Company’s costs.

The Company's technologies and related systems and functions could be damaged or interrupted by catastrophic events beyond its control such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, malware, ransomware, security breaches, and similar events or disruptions generally beyond the Company’s control. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company's business and services less attractive and subject the Company to liability. Any of these events could damage the Company's reputation and be expensive to remedy.

Developing and expanding data security and privacy requirements could increase the Company's operating costs, and any failure of the Company to maintain the security of certain Customer, Employee, and business-related information could result in damage to the Company's reputation and could be costly to remediate. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to the Company’s business practices, monetary penalties, increased cost of operations, or other harm to the Company’s business.

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

In addition, in response to these types of threats, there has been heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, the Company must monitor a growing and fast-evolving set of legal requirements in this area. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance requirements, costs, and enforcement risks. It is possible that these types of inquiries regarding cybersecurity breaches increase in frequency and scope. In addition, new laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations may require the Company to incur additional costs and restrict its business operations, and may require the Company to change how it uses, collects, stores, transfers, or otherwise processes certain types of personal information and to implement new processes to comply with those laws and its Customers’ exercise of their rights thereunder. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach may be costly. Any failure or perceived failure by the Company or its third-party service providers to comply with any applicable federal, state, or similar foreign laws, rules, regulations, industry standards, policies, certifications, or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings, or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on the Company’s reputation, business, financial condition, and results of operations.

The Company has a dedicated cybersecurity team and program that focuses on current and emerging data security matters. The Company continues to assess and invest in the growing needs of the cybersecurity team through the allocation of skilled personnel, ongoing training, and support of the adoption and implementation of technologies coupled with cybersecurity risk management frameworks. Additionally, as cyber incidents and disruptions to technology networks become increasingly sophisticated, the Company may also incur significant costs to modify, upgrade, or enhance its cybersecurity measures to protect against such attacks. The Company may not be able to anticipate, detect, or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection.

During the majority of 2020, and continuing through 2021 and 2022, the Company has offered the ability to work remotely to many of the Company's office and clerical Employees, including many of its Employees at the Company's headquarters campus. Maintaining a remote work force significantly increases the risk of cyber incidents and events, such as computer viruses and security breaches, due to increased targeted attacks, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

The Company carries a cybersecurity insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures. However, available cybersecurity insurance with regards to data protection and business interruption could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss of its data or proprietary and confidential information.

COVID-19 Risks

The COVID-19 pandemic, including associated variants, has materially and adversely affected, and could in the future materially and adversely affect, the Company’s results of operations, financial position, and liquidity.

The COVID-19 pandemic, including associated variants materially and adversely affected passenger demand and bookings, thereby materially and adversely affecting operating income and cash flows from operations during 2020, 2021, and early 2022. Any further impact of the COVID-19 pandemic on the Company’s business and its financial and operational performance will depend on future developments, including (i) the duration, spread, severity, or any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus; (ii) the effectiveness, availability, and usage of vaccines; (iii) the impact of government mandates, directives, orders, regulations, and other governmental actions related to the COVID-19 pandemic; (iv) the extent of the impact of the COVID-19 pandemic on overall demand for air travel and the Company's related business plans and decisions; (v) the impact of the COVID-19 pandemic on the Company's ability to retain key Employees; and (vi) the impact of the COVID-19 pandemic on the Company’s access to capital, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic may also materially and adversely affect the Company’s supply chain. For example, the Company is dependent on Boeing as its sole supplier for many of its aircraft parts. The Company is also dependent on (i) sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services; (ii) third-

party vendors; and (iii) service providers. The COVID-19 pandemic has resulted, and could continue to result, in delays and other performance issues, ceased operations, or even bankruptcies among these suppliers, third-party vendors, and service providers. Further failures of suppliers, third-party vendors, or service providers to timely provide adequate products or support for their products, or otherwise fulfill their commitments to the Company, could materially adversely affect the Company’s operations.

The effects of the COVID-19 pandemic on the financial markets may materially and adversely affect the Company’s access to capital and cost of capital, including its ability to raise funds through equity or debt financings. If the Company’s credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to the Company’s rating levels, the airline industry, or the Company, the Company’s access to capital and the cost of any debt financing would be negatively affected. The terms of future debt agreements could include more restrictive covenants or require incremental collateral, which could further restrict the Company’s business operations. There is no guarantee that debt or equity financings will be available in the future to fund the Company’s obligations, or that they will be available on terms consistent with the Company’s expectations.

Some businesses have continued to restrict non-essential travel for their employees, which has kept demand for business air travel below pre-pandemic levels. Consumer behavior related to traveling may continue to be negatively impacted by adverse changes in business travel patterns or adverse changes in the perceived or actual economic climate, including declines in income levels and/or loss of wealth resulting from the impact of the COVID-19 pandemic or from economic conditions. The COVID-19 pandemic continues to evolve.

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

Since the start of the pandemic, the Company entered into definitive documentation with Treasury with respect to Payroll Support pursuant to three separate Payroll Support programs: the "PSP1 Payroll Support Program" in April 2020 under the Coronavirus Aid, Relief, and Economic Security Act; the "PSP2 Payroll Support Program” in January 2021 under the Consolidated Appropriations Act, 2021; and the "PSP3 Payroll Support Program" in April 2021 under the American Rescue Plan Act of 2021. Pursuant to these agreements, the Company has agreed to certain ongoing restrictions on, and requirements with respect to, its business and operations, including the following:

•The Company was prohibited from repurchasing its common stock and from paying dividends or making capital contributions with respect to its common stock through September 30, 2022;
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

The FAA promulgates and enforces regulations affecting the airline industry, and exercises extensive regulatory oversight of the Company’s operations. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft and/or the responsive investment of operational and financial resources. The issuance of new FAA regulations, regulatory amendments, or orders or directives, such as FAA restrictions associated with certain wireless telecommunications systems, could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice. Government regulation affecting the Company is discussed in more detail in “Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business” and under “Business - Regulation.”

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

As discussed under "Business - Regulation," airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company's strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over its operations, including, but not limited to:

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
•changes to environmental regulations;
•enhanced emissions and climate reporting obligations;
•mandates on and regulation of existing products and services;
•new or increased taxes or fees, such as with respect to potential increases to the federal corporate income tax rate, and such as those contained in the Inflation Reduction Act, including a potential corporate alternative minimum tax or potential taxes imposed on share repurchases, which may affect the Company’s decisions with respect to capital markets;

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

The Company is subject to various environmental requirements and risks, including increased regulation, changing consumer preferences, physical, environmental, and climate risks, and risks associated with climate change.

The Company is subject to federal, state, local, and international laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges to water systems, safe drinking water, and the management of hazardous substances and waste materials. In addition, while the Company cannot predict what requirements may be imposed in the future, federal, state, local, and international legislative and regulatory bodies are generally increasingly focused on climate change and reducing greenhouse gas emissions (“GHG”), including CO2 emissions. For example, as discussed in more detail under “Business – Regulation,” the federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization have implemented legislative and regulatory proposals and voluntary measures intended to reduce GHG emissions. Future policy, legal, regulatory, or other market developments could require the Company to reduce its emissions, modify its supply chain practices or aspects of its operations, make capital investments to purchase specific types of equipment or technologies, secure carbon offset credits, disclose or report additional GHG information, or otherwise incur additional costs related to climate objectives or because of the Company’s GHG emissions. Until the timing, scope, and extent of such future policy, legal, regulatory, or other market developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change.

Furthermore, to the extent that the Company may seek to achieve its voluntary climate goals and mandatory climate obligations through the use of carbon offsets, it may be exposed to additional costs associated with the procurement of offsets or limited supply in the voluntary carbon offsets market. In addition, to the extent the Company does utilize offsets, it will need to obtain these offsets from third parties, and while the Company generally seeks to purchase only quality offsets verified by reputable third parties, it can make no guarantees that the underlying offset project will provide the full or any claimed GHG emission reduction benefits.

Concern among consumers of the impacts of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate, and customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying. Longer-term changes in weather patterns could adversely impact any of the Company’s destination cities and, as a result, alter the travel behavior of its Customers. The Company’s collateral to secure loans, including in the form of aircraft, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase the Company’s financing costs. In addition, major financial institutions have begun to announce greenhouse gas emissions reductions targets for their financed activities in the aviation sector. To the extent that the Company's climate targets are not perceived to align with those of its lenders, the Company's access to credit may be adversely impacted.

Finally, the potential acute and chronic physical effects of climate change, such as increased frequency, duration, and severity of extreme weather events, longer-term changes in weather patterns, and other climate-related events, could affect the Company’s operations, infrastructure, and financial results. The Company could incur significant costs to improve the climate resiliency of its operations, infrastructure, and supply chain, and otherwise prepare for, respond to, and mitigate such physical effects of climate change. The Company could also incur additional airport fees or other costs related to the infrastructure which supports the commercial aviation industry. The Company is not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change. For additional disclosure related to impacts to the Company’s operations resulting from extreme weather events, see the Risk Factor entitled, “The Company's operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company's business, results of operations, and financial condition” in the “Operational Risks” section.

The Company is subject to risks related to its voluntary sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.

In addition to responding to legislative and regulatory requirements, the Company has voluntarily set near- and long-term environmental sustainability plans and goals. The achievement of these plans and goals is materially dependent on the performance of third parties and government action, and these goals could be adversely affected by changes in third party expectations, methodologies, and priorities. The Company expects its path toward achievement of these goals to depend on, among other things (i) increased use of SAF, which is not presently available at scale or at prices competitive to jet fuel; (ii) improved fuel efficiency from fleet modernization; (iii) operational initiatives; and (iv) technological innovation.

The Company is attempting to diversify its sources of jet fuel or otherwise seek to limit its reliance on fossil-fuel based fuels, such as through increasing the volumes of SAF used in its operations. Supplies of SAF are limited and may not be developed in sufficient quantities to support the Company’s business or sustainability goals. The Company cannot guarantee that it will be able to purchase SAF on a cost-effective basis due to supply constraints; technology challenges in the production, development, transportation, storage, and distribution of SAF; inability to scale SAF on a commercially competitive basis; failures by governments to implement or extend policies and incentives (including tax credits) to reduce the cost or incentivize production of SAF; compliance with and/or changes to taxes and regulations; failure of industry standards, accounting protocols, or other applicable requirements to allow the Company to realize benefits from SAF (including blend limitations); or requirements related to GHG emissions, carbon costs, or climate related goals. In addition, SAF has a limited distribution system and is subject to higher transportation risks than jet fuel.

The Company’s ability to achieve its environmental sustainability goals is subject to risks and uncertainties, many of which are outside of its control. These risks and uncertainties include, but are not limited to: the Company’s ability to successfully implement its business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions; the Company’s ability to implement its fleet modernization or planned fuel efficiency initiatives; availability and ability to utilize SAF at economical prices and with expected carbon intensity reductions; advancement in modernizing air traffic control systems; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to GHG emissions, carbon costs, or climate-related goals; changes to emission accounting methodologies; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; or other new developments related to the potential impacts of climate change. There is no assurance that the Company will be able to successfully execute its strategies and achieve its previously announced environmental and sustainability goals.

The Company also makes certain disclosures regarding sustainability, including the Company’s sustainability goals to address carbon emissions, and many of these disclosures are necessarily based on (i) estimates and assumptions that are inherently difficult to assess and may involve third party data that the Company does not independently verify, and (ii) timelines that are longer than the timelines associated with the Company’s required disclosures. Given the estimates, assumptions, and timelines used to create these disclosures, the materiality of these disclosures is inherently difficult to assess in advance, and given the uncertainty of the estimates and assumptions used to create these disclosures, the Company may not be able to anticipate in advance whether or the degree to which it will or will not be able to meet its sustainability plans or goals, or how expensive it will be to do so.

The Company’s reputation or brand, as well as its Customer and other stakeholder relationships, could be adversely impacted as a result of, among other things, (i) any failure to meet its sustainability plans or goals, including those that relate to climate change; (ii) the Company’s impact on the environment; or (iii) public pressure from investors or policy groups to change the Company's policies. In the future, the Company's efforts to meet its sustainability plans or goals may divert Company resources or management's attention from other matters.

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

The Company is currently subject to pending litigation, and if judgment were to be rendered against the Company in litigation, such judgment could adversely affect the Company's operating results.

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

The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise, including with respect to the Company's voluntary ESG-related goals and disclosures.

The Company operates in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. The Company’s reputation or brand, as well as its customer and other stakeholder relationships, could be adversely impacted as a result of, among other things, (i) any failure to meet its ESG plans or goals; (ii) customer perceptions of the Company’s advertising campaigns, sponsorship arrangements or marketing programs; (iii) customer perceptions of the Company’s use of social media; (iv) customer perceptions of statements made by the Company, its Employees and executives, agents, or other third parties; or (v) public pressure from investors or policy groups to change the Company's policies. To the extent that the Company is unable to respond timely and appropriately to negative publicity, the Company’s reputation and brand can be harmed. Damage to the Company’s overall reputation and brand could have a negative impact on its financial results and require additional resources for the Company to rebuild its reputation.

The Company’s Bylaws designate specific courts as the exclusive forum for certain legal actions between the Company and its Shareholders, which could increase costs to bring a claim, discourage claims, or limit the ability of the Company’s Shareholders to bring a claim in a judicial forum viewed by the Shareholders as more favorable for disputes with the Company or the Company’s directors, officers, or other Employees.

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

The Company’s Bylaws also provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933 (the “Securities Act”). We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Aircraft
Southwest operated a total of 770 Boeing 737 aircraft as of December 31, 2022, of which 58 and 36 were under operating and finance leases, respectively. The following table details information on the 770 aircraft as of December 31, 2022:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned (a)	Number Leased (b)
737-700	143	18	426	378	48
737-800	175	7	207	190	17
737 -8	175	2	137	108	29
Totals		12	770	676	94

(a)As discussed further in Note 7 to the Consolidated Financial Statements, 83 of the Company's aircraft were pledged as collateral as of December 31, 2022, associated with outstanding secured borrowings.
(b)See Note 8 to the Consolidated Financial Statements for more information on the Company's lease transactions.

The delivery schedule below reflects contractual commitments, although the timing of future deliveries is uncertain. For purposes of the delivery schedule below, the Company has included the remaining 46 of its 2022 contractual undelivered aircraft within its 2023 contractual commitments, and has not made any further adjustments to this schedule based on current estimations. The Company is planning for approximately 100 -8 aircraft deliveries in 2023. The delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct. As of December 31, 2022, the Company had firm deliveries and options for Boeing 737 -7 and 737 -8 aircraft as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders		-7 or -8 Options		Total
2023	31	105		—		136	(a)
2024	41	—		45		86	(b)
2025	30	—		56		86
2026	30	15		40		85
2027	15	15		6		36
2028	15	15		—		30
2029	20	30		—		50
2030	—	55		—		55
	182	235	(c)	147	(b)	564
(a) The Company has included the remaining 46 of its 2022 contractual undelivered aircraft (14 -7s and 32 -8s) within its 2023 contractual commitments. Due to Boeing's supply chain challenges and the current status of the -7 certification, the Company currently estimates approximately 100 MAX aircraft deliveries in 2023. The 2023 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2022 Contractual Deliveries Remaining	14	32	46
2023 Contractual Deliveries	17	73	90
2023 Contractual Total	31	105	136
(b) In January 2023, the Company exercised 10 -7 options for delivery in 2024.

(c ) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.

Ground Facilities and Services

Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, Denver International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. The Company has announced its intent to build a new aircraft maintenance facility, expected to be completed in 2025, at Baltimore-Washington International Airport.

The Company has commitments associated with various airport improvement projects, including construction at Houston Hobby International Airport. This project includes the construction of new facilities and the rebuilding or modernization of existing facilities. Additional information regarding these projects is provided in Note 5 to the Consolidated Financial Statements.

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company including (a) an energy-efficient, modern building, called TOPS, which houses certain operational and training functions, including the Company's 24-hour operations and (b) the Wings Complex, consisting of a Leadership Education and Aircrew Development (LEAD) Center (housing the Company's 26 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage.

As of December 31, 2021, the Company operated seven Customer Support and Services call centers. During 2022, the Company closed all seven physical locations of the Customer Support and Services call centers and transitioned Customer Support and Services Employees to remote work.

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

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman ("Sherman Complaint"). The complaint alleges that Boeing and the Company colluded to conceal defects with the Boeing 737 MAX ("MAX") aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. On September 3, 2021, the trial court issued an order under Rule 23(a) and 23(b)(3) certifying four classes of persons associated with ticket purchases for flights during the period of August 29, 2017, through March 13, 2019, comprised of (i) those who purchased tickets (without being reimbursed) for flights on Southwest Airlines during the class period, except for those whose flights were solely on routes where, at the time of the ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, (ii) those who reimbursed a Southwest Airlines ticket purchaser and thus bore the economic burden for a Southwest Airlines ticket for a flight meeting the preceding criteria set forth in (i) above, (iii) those who purchased tickets (without being reimbursed) for flights on American Airlines during the class period, except for those whose flights were solely on routes where, at the time of ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, and (iv) those who reimbursed an American Airlines ticket purchaser and thus bore the economic burden for an American Airlines ticket for a flight meeting the preceding criteria set forth in (iii) above. On September 17, 2021, the Company filed a petition for permission immediately to appeal the class certification ruling to the Fifth Circuit Court of Appeals. Boeing also filed such a petition. Plaintiffs filed their oppositions to the petitions on September 27, 2021. On September 30, 2021, the Fifth Circuit Court of Appeals granted the Company (and Boeing) permission to appeal the class certification ruling. On December 22, 2021, in response to a motion to stay the trial court proceedings filed by the Company and Boeing, the Fifth Circuit stayed all proceedings, including the pursuit of any discovery, in the trial court pending disposition of the class certification appeal by the Fifth Circuit. Following full briefing on the merits of the appeal, a three-judge panel of the Fifth Circuit heard oral argument of the appeal on July 5, 2022. On November 21, 2022, the Fifth Circuit issued an opinion concluding that, among other things, the plaintiffs "have offered no plausible theory of economic harm" and "have suffered no injury in fact and lack Article III standing," and so their "case therefore must be dismissed." The

Fifth Circuit reversed the trial court's September 3, 2021 certification order and remanded the case to the trial court with instructions to dismiss the case for lack of jurisdiction. On December 5, 2022, the plaintiffs filed a Petition for Rehearing En Banc, which seeks to have the appeal reheard by the Fifth Circuit. On January 10, 2023, the Company and Boeing filed a joint response to the Petition. The Petition remains pending before the Fifth Circuit. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to continue vigorously defending itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of the prior-filed Sherman Complaint on appeal in the Fifth Circuit, improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

On January 12, 2023, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaint seeks damages on behalf of a putative class of persons who purchased the Company's common stock between June 13, 2020, and December 31, 2022. The complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiff's positions are without merit, and intends to vigorously defend itself in all respects.

On or about January 24, 2023, legal counsel for a purported Southwest shareholder sent a letter to the Company’s senior officers and Board of Directors demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. The demand letter broadly asserts that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company.

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

Item 4.     Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 1, 2023.

Name	Position	Age
Gary C. Kelly	Executive Chairman of the Board	67
Robert E. Jordan	President & Chief Executive Officer	62
Andrew M. Watterson	Chief Operating Officer	56
Ryan C. Green	Executive Vice President & Chief Commercial Officer	46
Tammy Romo	Executive Vice President & Chief Financial Officer	60
Linda B. Rutherford	Chief Administration & Communications Officer	56
Mark R. Shaw	Executive Vice President & Chief Legal & Regulatory Officer & Corporate Secretary	60

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

Robert E. Jordan has served as the Company's Chief Executive Officer since February 2022 and as its President since January 2023. Mr. Jordan has been a member of the Company's Board of Directors since February 2022. Mr. Jordan also served as Executive Vice President & Incoming Chief Executive Officer from June 2021 to February 2022, Executive Vice President Corporate Services from July 2017 to June 2021, Executive Vice President & Chief Commercial Officer from September 2011 to July 2017, Executive Vice President Strategy & Planning from May 2008 to September 2011, Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.

Andrew M. Watterson has served as the Company's Chief Operating Officer since October 2022. Mr. Watterson also served as Executive Vice President & Chief Commercial Officer from January 2020 to October 2022, Executive Vice President & Chief Revenue Officer from July 2017 to January 2020, Senior Vice President & Chief Revenue Officer from January 2017 to July 2017, Senior Vice President of Network & Revenue from January 2016 to January 2017, and as Vice President of Network Planning & Performance from October 2013 to January 2016.

Ryan C. Green has served as the Company’s Executive Vice President & Chief Commercial Officer since October 2022. Mr. Green also served as Senior Vice President & Chief Marketing Officer from February 2019 to October 2022, Vice President & Chief Marketing Officer from April 2017 to February 2019, Vice President Marketing from February 2016 to April 2017, Managing Director Customer Strategy and Development from October 2013 to February 2016, Senior Director Loyalty & Partnerships from July 2010 to October 2013, Director Customer Loyalty from November 2007 to July 2010, Senior Manager Loyalty Marketing from January 2007 to November 2007, and Manager Business Development from July 2004 to January 2007. Mr. Green joined the Company in 2002 in the Marketing Department.

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

Linda B. Rutherford has served as the Company’s Chief Administration & Communications Officer since October 2022. Ms. Rutherford also served as Executive Vice President People & Communications from June 2021 to October 2022, Senior Vice President & Chief Communications Officer from October 2017 to June 2021, Vice President & Chief Communications Officer from January 2016 to October 2017, Vice President Communications & Strategic Outreach from April 2007 to January 2016, Vice President Public Relations & Community Affairs from December 2005 to April 2007, Director Public Relations from May 2001 to December 2005, Senior Manager Public Relations from February 1999 to May 2001, and Manager Public Relations from February 1997 to February 1999. Ms. Rutherford joined the Company in 1992 as a Public Relations Coordinator.

Mark R. Shaw has served as the Company's Executive Vice President & Chief Legal & Regulatory Officer since November 2018. Mr. Shaw has also served as the Company’s Corporate Secretary since August 2022. Mr. Shaw also served as Executive Vice President, Chief Legal & Regulatory Officer, & Corporate Secretary from August 2018 to November 2018, Senior Vice President, General Counsel, & Corporate Secretary from July 2015 to August 2018, Vice President, General Counsel, & Corporate Secretary from February 2013 to July 2015, and as Associate General Counsel - Corporate & Transactions from February 2008 to February 2013. Mr. Shaw joined the Company in 2000 as an Attorney in the General Counsel Department.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." Although the Company has a history of declaring dividends on a quarterly basis, the Company suspended the payment of dividends following its 174th consecutive quarterly dividend which was declared and paid in first quarter 2020. Pursuant to the "PSP1 Payroll Support Program" under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), as supplemented by the "PSP2 Payroll Support Program” under the Consolidated Appropriations Act, 2021, and the "PSP3 Payroll Support Program" under the American Rescue Plan Act of 2021, the Company was prohibited from paying dividends with respect to its common stock through September 30, 2022. On December 6, 2022, the Company reinstated and declared a quarterly cash dividend of $.18 per share to Shareholders of record at the close of business on January 10, 2023, on all shares then issued and outstanding. The quarterly dividend was paid on January 31, 2023. The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Company’s Board of Directors may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 3, 2023, there were approximately 11,378 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2022, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2017, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

200
175
150
125
100
75
50
25
Total Cumulative Return - Dollars
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Southwest Airlines Co.
S&P 500
NYSE ARCA Airline

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Southwest Airlines Co.	$100	$72	$85	$73	$67	$53
S&P 500	$100	$96	$126	$149	$191	$157
NYSE ARCA Airline	$100	$79	$96	$73	$72	$47

Issuer Repurchases

On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, including restrictions on the Company pursuant to the PSP3 Payroll Support Program through September 30, 2022, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has suspended share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
YEAR IN REVIEW
The Company's financial results in 2021 and 2022, on both an accounting principles generally accepted in the United States ("GAAP") basis and non-GAAP basis, continued to be affected by the COVID-19 pandemic, which began in early 2020. The Omicron variant of COVID-19 both impacted travel demand and created staffing challenges for the Company, particularly during January and February 2022. However, strong travel demand, especially associated with leisure travel, accelerated during March 2022 and continued through the remainder of the year, producing record operating revenues of $23.8 billion for 2022. Managed business revenues improved during 2022, but remained below 2019 levels, including approximately 20 percent below fourth quarter 2019 levels in fourth quarter 2022.

In late December 2022, the Company experienced wide-scale operational disruptions as extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged in its efforts to realign flight crews, flight schedules, and fleet for a period of several days during this peak demand travel period. The Company returned to a normal operating schedule on December 30, 2022. However, this disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 to December 31, 2022. The Company estimates the financial impact of this disruption was approximately $800 million on a pre-tax basis, and resulted in the Company reporting a net loss of $220 million for fourth quarter 2022. A significant portion of this impact was due to the loss of Operating revenue associated with the flight cancellations that is estimated to be approximately $410 million. The remaining impact primarily related to a net increase of approximately $390 million in operating expenses, primarily due to travel expense reimbursements to Customers, the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers that are expected to be redeemed, and premium pay and additional compensation for Employees, which were partially offset by lower fuel and oil and profitsharing expenses.

Following the disruption, the Company has put mitigation elements in place to reduce the risk of future operational disruptions that could impede the travel plans of its Customers. These elements, along with efforts that remain in progress, currently include:
•Creating an early indicator dashboard that closely monitors operational health and signals an alert if the Company approaches predefined operational thresholds,
•Establishing supplemental staffing that can quickly mobilize to support Crew recovery efforts,
•Enhancing its Crew engagement technology to better communicate with large numbers of Crew Members during frequent schedule changes, and
•Updating and upgrading the Company’s Crew recovery system to not only solve current and future schedules, but also provide the ability to optimize established schedules as they are being revised during irregular operations.

Going forward, the Company is also taking additional steps to understand and review the disruption, which will determine the Company's future actions. The Company has engaged Oliver Wyman, a third-party global aviation consulting firm, to complete an assessment of the event and make recommendations of additional mitigation steps for consideration. In addition, the Company’s Board of Directors has established an Operations Review Committee that is working with the Company's Management to help oversee the Company's response. The Company will continue to provide further information regarding these ongoing efforts in future periods.

The Company recorded year-to-date GAAP and non-GAAP results for 2022, 2021, and 2019 as noted in the following tables. The Company believes comparisons of current year financial results to 2019 are relevant and show how the Company has continued to recover from the pandemic. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

(in millions, except per share amounts)	Year ended December 31,
GAAP	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating income	$1,017	$1,721	(40.9)	$2,957	(65.6)
Net income	$539	$977	(44.8)	$2,300	(76.6)
Net income per share, diluted	$0.87	$1.61	(45.7)	$4.27	(79.5)

Non-GAAP
Operating income (loss)	$1,120	$(1,281)	n.m.	$2,957	(62.1)
Net income (loss)	$723	$(1,271)	n.m.	$2,300	(68.6)
Net income (loss) per share, diluted	$1.16	$(2.15)	n.m.	$4.27	(72.8)

The comparison of the Company's financial results, as shown above on a GAAP basis for the year ended December 31, 2022, versus the year ended December 31, 2021, were impacted by the Company's receipt of $2.7 billion in grant allocations of payroll funding support ("Payroll Support") from the United States Department of the Treasury ("Treasury") in 2021 that significantly benefited 2021 results. See Note 2 to the Consolidated Financial Statements for further information. Operating revenues for year ended December 31, 2022, increased 50.8 percent versus 2021 and operating revenues for the year ended December 31, 2022, exceeded the comparative 2019 pre-pandemic levels and was a Company annual record primarily due to strong leisure demand and higher yields. Operating expenses for the year ended December 31, 2022, exceeded the comparative pre-pandemic 2019 levels primarily due to higher salaries, wages, and benefits expense and fuel prices.

On a non-GAAP basis, the Company's financial results improved significantly for the year ended December 31, 2022, versus the same prior year period due to the significant recovery in travel demand, which was aided by a reduction in COVID-19 cases and hospitalizations, an increase in vaccinations, and a decline in travel-related restrictions across the United States. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Operating Statistics

The Company provides the operating data below for the years ended December 31, 2022, 2021, and 2019 because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for prior periods, as well as against the performance of the Company’s peers.

For the year ended December 31, 2022, the Company believes a comparison of its 2022 to 2019 (pre-pandemic) operating statistics is relevant and useful as the Company continues to recover from the pandemic. For the twelve months ended December 31, 2022 and 2021, most of these operating statistics were significantly impacted by the COVID-19 pandemic and decisions the Company made as a result of the pandemic although the effect in 2022 was primarily in first quarter. See Note 2 to the Consolidated Financial Statements for further information.

	Year ended December 31,
	2022	2021	2022 Change to 2021	2019	2022 Change to 2019
Operating Data:
Revenue passengers carried (000s)	126,586	99,111	27.7%	134,056	(5.6)%

Enplaned passengers (000s)	156,982	123,264	27.4%	162,681	(3.5)%
Revenue passenger miles (RPMs) (in millions)(a)	123,843	103,562	19.6%	131,345	(5.7)%
Available seat miles (ASMs) (in millions)(b)	148,467	132,006	12.5%	157,254	(5.6)%
Load factor(c)	83.4%	78.5%	26.1 pts.	83.5%	(5.0) pts.
Average length of passenger haul (miles)	978	1,045	(6.4)%	980	(0.2)%
Average aircraft stage length (miles)	728	790	(7.8)%	748	(2.7)%
Trips flown	1,298,219	1,066,934	21.7%	1,367,727	(5.1)%
Seats flown (000s)(d)	201,913	165,580	21.9%	206,390	(2.2)%
Seats per trip(e)	155.5	155.2	0.2%	150.9	3.0%
Average passenger fare	$169.12	$141.92	19.2%	$154.98	9.1%
Passenger revenue yield per RPM (cents)(f)	17.29	13.58	27.3%	15.82	9.3%
Operating revenues per ASM (cents)(g)(j)	16.04	11.96	34.1%	14.26	12.5%
Passenger revenue per ASM (cents)(h)	14.42	10.66	35.3%	13.21	9.2%
Operating expenses per ASM (cents)(i)	15.36	10.66	44.1%	12.38	24.1%
Operating expenses per ASM, excluding fuel (cents)	11.33	8.15	39.0%	9.62	17.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.25	7.98	41.0%	9.19	22.4%
Fuel costs per gallon, including fuel tax	$3.10	$1.98	56.6%	$2.09	48.3%
Fuel costs per gallon, including fuel tax, economic	$3.07	$2.01	52.7%	$2.09	46.9%
Fuel consumed, in gallons (millions)	1,922	1,668	15.2%	2,077	(7.5)%
Active full-time equivalent Employees (j)	66,656	55,093	21.0%	60,767	9.7%
Aircraft at end of period (k)	770	728	5.8%	747	3.1%
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
(j)Included less than 250 Employees on Extended Emergency Time Off program as of December 31, 2021. See Note 2 to the Consolidated Financial Statements for further information.
(k)Included four and six Boeing 737-700 ("700") Next Generation aircraft in temporary storage as of December 31, 2022 and December 31, 2021, respectively. Also included 34 Boeing 737 MAX aircraft in long-term storage as of December 31, 2019. See Note 17 to the Consolidated Financial Statements for further information.

2023 Outlook

The following tables present selected financial guidance for first quarter and full year 2023:

1Q 2023 Estimation
Operating revenue, year-over-year	Up 20% to 24%
ASMs, year-over-year (a)	Up ~10%
Economic fuel costs per gallon (b) (c)	$3.25 to $3.35
Fuel hedging premium expense per gallon	$0.06
Fuel hedging cash settlement gains per gallon	$0.16
ASMs per gallon (fuel efficiency)	78 to 80
CASM-X, year-over-year (d) (e)	Up 2% to 4%
Scheduled debt repayments (millions) (f)	~$60
Interest expense (millions)	~$65

2023 Estimation
ASMs, year-over-year (a)	Up 16% to 17%
Economic fuel costs per gallon (b) (c)	$2.90 to $3.00
Fuel hedging premium expense per gallon	$0.06
Fuel hedging cash settlement gains per gallon	$0.14
CASM-X, year-over-year (d) (e)	Down 6% to 8%
Scheduled debt repayments (millions)	~$85
Interest expense (millions)	~$250
Aircraft (g)	843
Effective tax rate	23% to 24%
Capital spending (billions) (h)	$4.0 to $4.5
(a) Available seat miles (ASMs, or capacity). The Company's flight schedule is currently published for sale through August 14, 2023. The Company continues to expect second quarter 2023 capacity to increase approximately 14 percent, year-over-year.
(b) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Items (also referred to as "excluding special items").
(c) Based on the Company's existing fuel derivative contracts and market prices as of January 20, 2023, first quarter and full year 2023 economic fuel costs per gallon are estimated to be in the range of $3.25 to $3.35 and $2.90 to $3.00, respectively, compared with the Company's previous estimations in the range of $3.00 to $3.10 and $2.85 to $2.95, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(d) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profitsharing.
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
(f) The Company expects to retire approximately $50 million in principal related to a lease buyout transaction in first quarter 2023, shifting this payment forward from the previous monthly payments scheduled throughout the remainder of 2023 and beyond. Combined with the retirement of $191 million in principal related to a lease buyout transaction in fourth quarter 2022, the Company's full year 2023 scheduled debt repayments remained roughly the same as its previous guidance.
(g) Aircraft on property, end of period. The Company ended 2022 with 770 Boeing 737 aircraft. The Company continues to estimate approximately 100 Boeing 737 MAX ("MAX") aircraft deliveries in 2023, including 30 Boeing 737-8 ("-8") aircraft deliveries expected in first quarter 2023. The Company continues to expect to retire 27 Boeing -700 aircraft in 2023, including

5 -700 retirements in first quarter 2023. As a result of receiving two additional -8 deliveries in fourth quarter 2022, as compared with the Company's previous estimation, the Company now expects to end 2023 with 843 aircraft, compared with its previous guidance of 841 aircraft. The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct. See Note 5 to the Consolidated Financial Statements for further information on the Company's aircraft commitments with Boeing.
(h) Represents the Company's current estimate which continues to assume approximately 100 Boeing MAX aircraft deliveries and $1.2 billion in non-aircraft capital spending in 2023.

Thus far in January 2023, the Company has experienced an increase in flight cancellations and a deceleration in bookings, primarily for January and February 2023 travel, which are assumed to be associated with the operational disruptions in December 2022. As a result, the Company currently estimates a negative revenue impact in the range of $300 million to $350 million in first quarter 2023. Encouragingly, booking trends have improved sequentially this month, including notable strength in Rapid Rewards® redemptions. Currently, March 2023 leisure booking and yield trends appear strong, and are trending in line with the Company's expectations at the time of its Investor Day in early December 2022. The recent improvements in close-in booking trends are encouraging, and the Company currently expects March 2023 managed business revenues to be roughly restored to March 2019 levels.

The Company continues to experience year-over-year inflationary and other cost pressures in first quarter 2023, in particular from higher labor rates and accruals for all Employee work groups, as well as higher rate estimates for benefits and airport costs. The Company currently expects its first quarter 2023 CASM-X to increase in the range of 2 percent to 4 percent, year-over-year—approximately two points higher than its previous guidance of flat to up 2 percent, year-over year. Half of the two-point increase is attributable to a continuation of premium pay in January 2023 related to the December 2022 operational disruptions, and the remainder of the increase is primarily due to an increase in labor accruals for the Company's open labor contracts.

The Company currently expects its full year 2023 CASM-X to decrease in the range of 6 percent to 8 percent, year-over-year—approximately five points lower than its previous guidance to decrease in the range of 1 percent to 3 percent, year-over-year. The vast majority of the five-point decrease in 2023 is due to the year-over-year impact from lower fourth quarter 2022 available seat miles and higher fourth quarter 2022 operating expenses than expected—both attributable to the December 2022 operational disruptions—offset slightly by an increase in 2023 labor accruals for the Company’s open labor contracts. The Company plans to hire more than 7,000 new Employees, net of attrition, in 2023, a nearly 40 percent decrease from 2022 net hiring levels.

COVID-19 Pandemic Impacts

As detailed in Notes 2 and 7 to the Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company received significant financial assistance from Treasury in the form of Payroll Support, and this assistance had a significant impact on the Company's reported GAAP financial results in 2021. Such impact ended in third quarter 2021, and the Company's 2022 results do not reflect the benefit of this Payroll Support, and its future periods are not expected to benefit from such Payroll Support. However, future cash flows will be impacted through the portion of Payroll Support that was in the form of loans that remain outstanding and will have to be repaid to Treasury.

During second quarter 2020, the Company introduced Voluntary Separation Program 2020 ("Voluntary Separation Program") and the Extended Emergency Time Off ("Extended ETO") program which helped closer align staffing to reduced flight schedules and enabled the Company to avoid involuntary furloughs and layoffs associated with the impacts of the pandemic. Approximately 16,000 Employees elected to participate in one of these programs. All Employees that elected to participate in the Extended ETO program have since returned or been recalled to work, or have chosen to permanently separate from the Company, and no Employees were on Extended ETO past March 31, 2022. The Company realized approximately $1.1 billion of full year 2021 cost savings from the Voluntary Separation Program and Extended ETO but experienced no material cost savings from these programs beyond 2021. See Note 2 to the Consolidated Financial Statements for further information.

For the year ended December 31, 2022, the Company hired more than 11,500 Employees, net of attrition, and had returned to overall pre-pandemic staffing levels in May 2022. Thus, the Company's number of active full-time equivalents Employees increased by 21.0 percent from December 31, 2021 to December 31, 2022, while the year-over-year increase in capacity or ASMs was 12.5 percent. The Company has been making additional investments to attract and retain talent, including the decision in fourth quarter 2021 to further raise the Company's starting hourly pay rates from $15 per hour to $17 per hour for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.

Company Overview

The Company has entered into supplemental agreements in 2022 with The Boeing Company ("Boeing") to increase aircraft orders and accelerate certain options with the goals of improving potential growth opportunities and frequencies to better align with the pre-pandemic operational route network, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. See Note 5 to the Consolidated Financial Statements for further information. The Company expects that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 426 -700 aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of the Company's environmental sustainability efforts. The Company's order book with Boeing as of December 31, 2022, consists of a total of 417 MAX firm orders (182 -7 aircraft and 235 -8 aircraft) for the years 2023 through 2030 and 147 MAX options (-7s or -8s) for years 2024 through 2027. Given Boeing's supply chain challenges and the current status of the -7 certification, aircraft delivery delays are currently expected to extend into 2024.

The Company ended 2022 with 770 Boeing 737 aircraft, including 137 -8 aircraft. During 2022, the Company retired 26 -700 aircraft and took delivery of 68 -8 aircraft. The Company also completed the purchase of 31 finance lease -700 aircraft and is expecting to finalize the purchase of eight additional finance lease -700 aircraft by the end of February 2023. See Note 8 to the Consolidated Financial Statements for further detail.

The Company has published its flight schedule through August 14, 2023. The Company is expected to be limited by Pilot staffing constraints for the majority of 2023; therefore, it is not expected that aircraft delivery delays would result in required changes to the Company's published flight schedules. During 2022, the Company has primarily focused on restoring its network, principally in cities with a very strong Customer base, by adding city pair frequencies and connecting new service with existing points-of-strength to increase Customer depth.

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

In July 2022, the Company announced that flight credits will no longer expire. The Company expects that this policy change, combined with its other attractive brand attributes, will contribute to an increase in Customer loyalty. Flight credits resulting from canceling reservations previously were valid for no longer than one year from the date of original purchase. Flight credits for non-refundable fares will be issued as long as the reservation is cancelled more than 10 minutes prior to the scheduled departure. Flight credits or refunds for refundable fares will be issued regardless of cancellation time. Flight credits unexpired on, or created on or after July 28, 2022 do not expire and will show an expiration date (12/31/2040) until the Company's systems are updated. A flight credit with an expiration date on or before July 27, 2022, has expired in accordance with its previously stated expiration date. See Note 6 to the Consolidated Financial Statements for further information.

On December 6, 2022, the Company's Board of Directors reinstated and declared a quarterly cash dividend of $0.18 per share to Shareholders of record at the close of business on January 10, 2023, on all shares then issued and outstanding, to be paid on January 31, 2023. The Company's quarterly dividend of $0.18 per share, or $0.72 per share annualized, is equivalent to its dividend prior to the pandemic.

In 2021, the Company announced near- and long-term environmental sustainability goals, in addition to a series of actions and initiatives designed to assist the Company in achieving these goals. The Company continually monitors developments related to climate change and evaluates its goals and progress against these developments. The Company expects its path toward achievement of these goals will depend on, among other things (i) increased use of sustainable aviation fuel (“SAF”), which is not presently available at scale or at prices competitive to jet fuel; (ii) improved fuel efficiency from fleet renewal or planned fuel efficiency initiatives; (iii) operational initiatives; and (iv) technological innovation.

During 2022, the Company joined the Vision 2045 campaign, a collaboration among multiple organizations and companies to share films and resources that aim to inspire businesses and people to take action toward a more sustainable future. In addition, during 2022, the Company invested in SAFFiRE Renewables, LLC (“SAFFiRE”), a company formed by D3MAX, LLC, as part of a Department of Energy (“DOE”)-backed project to develop and produce scalable, SAF. Funded with a DOE grant matched by the Company's investment, SAFFiRE intends to utilize technology developed by the DOE's National Renewable Energy Laboratory to convert corn stover, a widely available waste feedstock in the United States, into renewable ethanol that then would be upgraded into SAF.

As part of its commitment to corporate sustainability, on April 22, 2022, the Company published its 2021 One Report describing the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. The Company also published its first ever Diversity, Equity, and Inclusion ("DEI") Report on April 22, 2022. A companion piece to the One Report, the DEI Report takes a deeper dive into the Company's DEI goals, and initiatives and highlights the expected path forward. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report, the DEI Report, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.

2022 Compared with 2021

Operating Revenues
Passenger revenues for 2022 increased by $7.3 billion, or 52.2 percent, compared with 2021. On a unit basis, Passenger revenues increased 35.3 percent, year-over-year. The increase in Passenger revenues on both a dollar and unit basis was primarily due to the easing of negative impacts associated with the COVID-19 pandemic, which resulted in improvements in Passenger demand and bookings, the majority of which were for leisure oriented travel, in 2022, compared with the severe decline in demand and bookings resulting from the COVID-19 pandemic for the majority of 2021. For 2022, the year-over-year RASM increase was primarily driven by an increase in yield of 27.3 percent coupled with an increase in Load factor of 4.9 points.

Freight revenues for 2022 decreased by $10 million, or 5.3 percent, compared with 2021, primarily due to capacity challenges driven by an increase in Passenger demand resulting in reduced space for cargo shipments.

Other revenues for 2022 increased by $692 million, or 45.0 percent, compared with 2021. On a dollar basis, approximately 55 percent of the increase was associated with additional revenues generated from the Company's new co-brand credit card agreement with Chase Bank USA, N.A. ("Chase") secured in December 2021. The remaining increase in Other revenues was primarily due to revenue from business partners, including Chase, as the rebound in travel demand also resulted in higher spend on the Company's co-brand credit card, as well as additional revenues earned through the Company's rental car and hotel partners.

Operating Expenses

Operating expenses for 2022 increased by $8.7 billion, or 62.0 percent, compared with 2021, while capacity increased 12.5 percent over the same prior year period. Approximately 30 percent of the operating expense increase was due to $2.7 billion in Payroll Support allocated to offset a portion of salaries, wages, and benefits in 2021, compared with no support received in 2022. In addition, approximately 30 percent of the increase was due to higher Fuel and oil expense and approximately 20 percent of the increase was due to higher Salaries, wages, and benefits. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2022 and 2021, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Year ended December 31,				Per ASM		Percent
(in cents, except for percentages)	2022		2021		change		change
Salaries, wages, and benefits	6.31	¢	5.87	¢	0.44	¢	7.5%
Payroll support and voluntary Employee programs, net	—		(2.24)		2.24		n.m.
Fuel and oil	4.03		2.51		1.52		60.6
Maintenance materials and repairs	0.58		0.65		(0.07)		(10.8)
Landing fees and airport rentals	1.02		1.10		(0.08)		(7.3)
Depreciation and amortization	0.91		0.96		(0.05)		(5.2)
Other operating expenses	2.51		1.81		0.70		38.7
Total	15.36	¢	10.66	¢	4.70	¢	44.1%

Operating expenses per ASM for 2022 increased by 44.1 percent, compared with 2021. Approximately, 50 percent of the year-over-year unit cost increase was driven by Payroll Support received in 2021, including from the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021. Approximately, 30 percent of the increase was due to an increase in fuel expense. Operating expenses per ASM for 2022, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased, year-over-year primarily due to an increase in Other Operating Expense due to Winter Storm Elliott and the operation disruption. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2022 increased by $1.6 billion, or 21.1 percent, compared with 2021. On a per ASM basis, Salaries, wages, and benefits expense for 2022 increased 7.5 percent, compared with 2021. On a dollar basis, approximately 40 percent of the increase was driven by an increase in capacity and number of trips flown, approximately 30 percent of the increase was due to step/pay rate increases for certain workgroups, which included open labor contract accruals, and approximately 15 percent of the increase was a result of incentive, gratitude, and premium pay offered to the Company's Operations Employees in an effort to address available staffing challenges related to the Omicron variant in first quarter 2022 and challenges related to the operational disruption in December 2022.

The following table sets forth the Company’s unionized Employee groups with amendable contracts that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representatives	Amendable Date
Southwest Pilots	9,342	Southwest Airlines Pilots' Association ("SWAPA")	September 2020
Southwest Flight Attendants	18,105	Transportation Workers of America, AFL-CIO, Local 556 ("TWU 556")	November 2018
Southwest Ramp, Operations, Provisioning, Freight Agents	15,260	Transportation Workers of America, AFL-CIO, Local 555 ("TWU 555")	February 2021
Southwest Meteorologists	12	TWU 550	June 2019

On October 11, 2022, the Company's nearly 170 Aircraft Appearance Technicians, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), ratified a new five-year collective-bargaining agreement with the Company. The newly ratified agreement becomes amenable in July 2027.

On December 15, 2022, the Company's more than 8,000 Customer Service Agents, Customer Representatives, and Source of Support Representatives, represented by the International Association of Machinists and Aerospace Workers, AFL-CIO ("IAM"), ratified a new five-year collective-bargaining agreement with the Company. The newly ratified agreement becomes amendable in December 2027.

On December 30, 2022, the Company's more than 200 Flight Instructors, represented by the Transport Workers Union ("TWU"), ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in January 2027.

On January 31, 2023, the Company's 50 Facilities Maintenance Technicians, represented by AMFA, ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in November 2027.

On February 4, 2023, the Company's more than 400 Dispatchers, represented by the TWU, ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in June 2027.

Payroll support and voluntary Employee programs, net had no amounts for 2022, and was a reduction to expense in 2021 and consisted primarily of the following items:

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

See Note 2 to the Consolidated Financial Statements for further information.

Fuel and oil expense for 2022 increased by $2.7 billion, or 80.5 percent, compared with 2021. On a per ASM basis, Fuel and oil expense for 2022 increased 60.6 percent. On a dollar basis, approximately 80 percent of the increase was attributable to an increase in jet fuel prices per gallon, and the remainder of the increase was due to an increase in fuel gallons consumed. On a per ASM basis, the increase was primarily due to higher jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Year ended December 31,
(per gallon)	2022	2021
Economic fuel costs per gallon	$3.07	$2.01
Fuel hedging premium expense (in millions)	$78	$100
Fuel hedging premium expense per gallon	$0.04	$0.06
Fuel hedging cash settlement gains per gallon	$0.49	$0.05

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's 2022 available seat miles per gallon ("fuel efficiency") declined 2.4 percent, year-over-year, due to increased load factors and the removal from storage and increased usage of certain of the Company's least fuel-efficient aircraft, the -700, to support sequentially increasing flight schedules. When compared with 2019, fuel efficiency increased by 2.1 percent due to the March 2021 return to service of the Company's most fuel-efficient aircraft, the MAX. The MAX remains critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals. See Note 17 to the Consolidated Financial Statements for further information.

As of January 20, 2023, on an economic basis, the Company had derivative contracts in place related to expected future fuel consumption as follows:

Period	Maximum fuel hedged percentage (a)(b)
2023	50%
2024	39%

(a) Based on the Company's current available seat mile plans. The Company is currently 56 percent hedged in first quarter 2023, 51 percent hedged in second quarter 2023, and 47 percent hedged in second half 2023.
(b)The Company's maximum fuel hedged percentage is calculated using the maximum number of gallons that are covered by derivative contracts divided by the Company's estimate of total fuel gallons to be consumed for each respective period. The Company's maximum number of gallons that are covered by derivative contracts may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that ultimately get exercised in any given period may vary significantly from the volumes used to calculate the Company's maximum fuel hedged percentages, as market prices and the Company's fuel consumption fluctuate.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income (loss) ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 11 to the Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at December 31, 2022, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2022	Amount of gains deferred in AOCI at December 31, 2022 (net of tax)
2023	$352	$177
2024	160	57
Total	$512	$234

Assuming no changes to the Company's current fuel derivative portfolio, but including all previous hedge activity for fuel derivatives that have not yet settled, and considering only the expected net cash receipts related to hedges that will settle, the Company is providing the below sensitivity table for first quarter 2023 and full year 2023 jet fuel prices at different crude oil assumptions as of January 20, 2023, and for expected premium costs associated with settling contracts each period, respectively.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	First Quarter 2023	Full Year 2023
$60	$2.45 to $2.55	$2.20 to $2.30
$70	$2.80 to $2.90	$2.50 to $2.60
$80	$3.10 to $3.20	$2.80 to $2.90
Current Market (a)	$3.25 to $3.35	$2.90 to $3.00
$90	$3.40 to $3.50	$3.05 to $3.15
$100	$3.65 to $3.75	$3.35 to $3.45
$110	$3.90 to $4.00	$3.60 to $3.70

Fair market value	$80 million	$363 million
Estimated premium costs	$30 million	$121 million

(a) Brent crude oil average market prices as of January 20, 2023, were approximately $87 and $85 per barrel for first quarter 2023 and full year 2023, respectively.
(b) The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate ("WTI") and Brent crude oil; however, the economic fuel price per gallon sensitivities provided, assume the relationship between Brent crude oil and refined products based on market prices as of January 20, 2023. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Maintenance materials and repairs expense for 2022 decreased by $2 million, or 0.2 percent, compared with 2021. On a per ASM basis, Maintenance materials and repairs expense decreased 10.8 percent, compared with 2021. On a dollar and per ASM basis, the decrease was primarily due to a decrease in engines and components expense driven by the Company's "power-by-the-hour" contract for the -700 engines expiring at the end of 2021, in which expense was incurred based primarily upon engine hours flown. At January 1, 2022, a time and materials contract commenced, pursuant to which -700 engine expense is based on actual repairs. This decrease was partially offset by an increase in the cost of various airframe and engine repairs as a result of maintenance vendor price escalation and an increase in heavy airframe check volume due to deferring costs and reduced operations in 2021 due to the COVID-19 pandemic.

Landing fees and airport rentals expense for 2022 increased by $52 million, or 3.6 percent, compared with 2021. On a per ASM basis, Landing fees and airport rentals expense decreased 7.3 percent, compared with 2021. On a dollar basis, approximately 50 percent of the increase was due to an increase in landing fees from the increased number of trips flown and approximately 50 percent was due to an increase in space rental rates and usage at various stations throughout the network, partially offset by higher settlements received from various airports in 2022.

Depreciation and amortization expense for 2022 increased by $79 million, or 6.2 percent, compared with 2021. On a per ASM basis, Depreciation and amortization expense decreased by 5.2 percent, compared with 2021. On a dollar basis, approximately 50 percent of the increase was due to several technology assets being placed into service since 2021, 35 percent of the increase was primarily due to the purchase of 68 -8 aircraft since 2021, and the remainder was due to decreasing the airframe salvage value for the entire owned -700 fleet and accelerating the depreciation for certain -700 aircraft planned for early retirement in 2023.

Other operating expenses for 2022 increased by $1.3 billion, or 56.0 percent, compared with 2021. Included within this line item was aircraft rentals expenses in the amount of $195 million and $205 million for 2022 and 2021, respectively. On a per ASM basis, Other operating expenses increased 38.7 percent, compared with 2021. On a dollar and per ASM basis, approximately 40 percent of the increase was driven by costs associated with the December 2022 operational disruption, including estimated travel expense reimbursements being provided to impacted Customers and the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers that are expected to be redeemed. Approximately 20 percent of the increase was due to higher revenue related expenses (including credit card processing charges) associated with the significant increase in Passenger revenues versus 2021. The majority of the remainder of the year-over-year increases on a dollar and per ASM basis was due to various flight-driven expenses.

Other expenses (income)

Interest expense for 2022 decreased by $127 million, or 27 percent, compared with 2021. Approximately 60 percent of the decrease was due to elimination of the debt discount due to the adoption of ASU 2020-06, and 40 percent of the decrease was due to various debt repurchases throughout 2022, resulting in less fixed interest expense. See Note 3 to the Consolidated Financial Statements for further information.

Capitalized interest for 2022 increased by $3 million, or 8.3 percent, compared with 2021, primarily due to an increase in average progress payment balances for scheduled future aircraft deliveries.

Interest income for 2022 increased by $204 million, compared with 2021, due to higher interest rates.

Loss on extinguishment of debt for 2022 increased by $165 million, compared with 2021, primarily due to repurchases of $486 million face value of the Company's 1.25% Convertible Notes due 2025 (the "Convertible Notes") during 2022. See Note 7 to the Consolidated Financial Statements for further information.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's hedging activities. See Note 11 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for 2022 and 2021:

	Year ended December 31,
(in millions)	2022	2021
Mark-to-market impact from fuel contracts settling in current and future periods	$(41)	$(7)
Premium cost of fuel contracts not designated as hedges	(28)	43
Unrealized mark-to-market adjustment on available for sale securities	4	—
Mark-to-market impact on deferred compensation plan investment	74	(33)
Correction on investment gains related to prior periods	—	(60)
Other	3	7
	$12	$(50)

Income Taxes

The Company's annual 2022 effective tax rate was 25.9 percent, compared with 26.3 percent in 2021. The year-over-year decline in the tax rate is due to higher state taxes in 2021 and tax planning benefits recognized in 2022 related to federal tax credits and a partial tax deduction for losses incurred on repurchases of the Convertible Notes.

2021 Compared with 2020

The Company's comparison of 2021 results to 2020 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2022	2021	Change
Fuel and oil expense, unhedged	$6,780	$3,350
Add: Premium cost of fuel contracts designated as hedges	105	57
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(910)	(97)
Fuel and oil expense, as reported	$5,975	$3,310
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	(40)	8
Add (Deduct): Premium cost of fuel contracts not designated as hedges	(28)	43
Fuel and oil expense, excluding special items (economic)	$5,907	$3,361	75.8%

Total operating expenses, net, as reported	$22,797	$14,069
Add: Payroll support and voluntary Employee programs, net	—	2,960
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	(40)	8
Add: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	3
Add (Deduct): Premium cost of fuel contracts not designated as hedges	(28)	43
Deduct: Impairment of long-lived assets	(35)	(12)
Total operating expenses, excluding special items	$22,694	$17,071	32.9%
Deduct: Fuel and oil expense, excluding special items (economic)	(5,907)	(3,361)
Operating expenses, excluding Fuel and oil expense and special items	$16,787	$13,710	22.4%
Deduct: Profitsharing expense	(127)	(230)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$16,660	$13,480	23.6%

Operating income, as reported	$1,017	$1,721
Deduct: Payroll support and voluntary Employee programs, net	—	(2,960)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	40	(8)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	(3)
Add (Deduct): Premium cost of fuel contracts not designated as hedges	28	(43)
Add: Impairment of long-lived assets	35	12
Operating income (loss), excluding special items	$1,120	$(1,281)	n.m.

Other (gains) losses, net, as reported	$12	$(50)
Add: Mark-to-market impact from fuel contracts settling in current and future periods	41	7
Add (Deduct): Premium cost of fuel contracts not designated as hedges	28	(43)
Deduct: Unrealized mark-to-market adjustment on available for sale securities	(4)	—
Other (gains) losses, net, excluding special items	$77	$(86)	n.m.
	Year ended December 31,		Percent
	2022	2021	Change

Income before income taxes, as reported	$728	$1,325
Deduct: Payroll support and voluntary Employee programs, net	—	(2,960)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	40	(8)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—	(3)
Add: Impairment of long-lived assets	35	12
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods	(41)	(7)
Add: Unrealized mark-to-market adjustment on available for sale securities	4	—
Add: Loss on extinguishment of debt	193	28
Income (loss) before income taxes, excluding special items	$959	$(1,613)	n.m.

Provision for income taxes, as reported	$189		$348
Add (Deduct): Net income (loss) tax impact of fuel and special items (b)	47		(690)
Provision (benefit) for income taxes, net, excluding special items	$236		$(342)		n.m.

Net income, as reported	$539		$977
Deduct: Payroll support and voluntary Employee programs, net	—		(2,960)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which losses (gains) were reclassified from AOCI (a)	40		(8)
Deduct: Interest rate swap agreements terminated in a prior period, but for which losses were reclassified from AOCI (a)	—		(3)
Add: Impairment of long-lived assets	35		12
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(41)		(7)
Add: Loss on extinguishment of debt	193		28
Add: Unrealized mark-to-market adjustment on available for sale securities	4		—
Add (Deduct): Net income (loss) tax impact of special items (b)	(47)		690
Net income (loss), excluding special items	$723		$(1,271)		n.m.

Net income per share, diluted, as reported	$0.87		$1.61
Add (Deduct): Impact of special items	0.36		(4.80)
Deduct: Net impact of net income (loss) above from fuel contracts divided by dilutive shares	—		(0.02)
Add (Deduct): Net income (loss) tax impact of special items (b)	(0.07)		1.12
Deduct: GAAP to Non-GAAP diluted weighted average shares difference (c)	—		$(0.06)
Net income (loss) per share, diluted, excluding special items	$1.16		$(2.15)		n.m.
Operating expenses per ASM (cents)	15.36	¢	10.66	¢
Add (Deduct): Impact of special items	(0.03)		2.23
Deduct: Fuel and oil expense divided by ASMs	(4.03)		(2.51)
Deduct: Profitsharing expense divided by ASMs	(0.08)		(0.17)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.22	¢	10.21	¢	9.9%
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

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis, especially during 2020, for the entire airline industry, including the Company. However, due to the Company's pre-pandemic low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during 2020, as Customer cancellations and ticket refunds spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 and Note 11 to the Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed and assistance obtained under Payroll Support programs.

Net cash provided by operating activities for 2022 was $3.8 billion, and net cash provided by operating activities for 2021 was $2.3 billion. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2022 were largely impacted by the Company's net income (as adjusted for noncash items), a $525 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, a $472 million cash tax refund from the Internal Revenue Service associated with the 2020 tax year, and a $139 million cash excise tax refund for excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in amounts due back to the Company. Cash flows associated with entering into new fuel derivatives, which are classified as Other, net, operating cash flows, were net outflows of $81 million in 2022 and $34 million in 2021. See Note 11 to the Consolidated Financial Statements for further information. Operating cash flows for 2021 included $2.7 billion in Payroll Support program grant proceeds received and $591 million increase in Air traffic liability driven by increased ticket sales related to an increase in leisure travel demand. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used Net cash provided by operating activities to fund stock repurchases and pay dividends; however these shareholder return activities were suspended through September 30, 2022, due to restrictions associated with the payroll assistance under the Payroll Support programs and the Company's amended and restated revolving credit facility. On December 6, 2022, the Company reinstated and declared a quarterly cash dividend of $0.18 per share to Shareholders of record at the close of business on January 10, 2023, on all shares then issued and outstanding, to be paid on January 31, 2023. See Note 2 to the Consolidated Financial Statements for further information on restrictions associated with the Payroll Support Programs.

Net cash used in investing activities for 2022 was $3.7 billion, and net cash used in investing activities for 2021 was $1.3 billion. Investing activities in both years included Capital expenditures, and changes in the balance of the Company's short-term and noncurrent investments. Capital expenditures were $3.9 billion, compared with $505 million in the same prior year period. Capital expenditures increased, year-over-year, largely due to a substantial increase in progress and delivery payments made for current period and future aircraft deliveries during 2022, compared to the same prior year period, when progress payments were not made through November 2021 due to delivery credits provided by Boeing to the Company resulting from the settlement of 2020 estimated damages relating to the FAA grounding of the MAX aircraft. See Note 17 to the Consolidated Financial Statements for further information. Capital expenditures during 2022 also included approximately $174 million associated with the Company's purchase of 31 finance leased aircraft from the lessor. See Note 8 to the Consolidated Financial Statements for further information.

The Company estimates its 2023 capital spending to be in the range of $4.0 billion to $4.5 billion, which assumes approximately 100 MAX aircraft deliveries in 2023. The Company's 2023 capital spending guidance continues to include approximately $1.2 billion in non-aircraft capital spending. Including both capital spending and operating expense budgets, the Company currently expects to spend approximately $1.3 billion in 2023 on technology investments, upgrades, and system maintenance.

Net cash used in financing activities for 2022 was $3.0 billion, and net cash provided by financing activities for 2021 was $359 million, respectively. During 2022, the Company repaid $3.1 billion in debt and finance lease obligations, including a $1.3 billion prepayment for all of its outstanding 4.75% Notes due 2023 and the extinguishment of $486 million in principal of its Convertible Notes for cash payments totaling $648 million. The Company may engage in early debt repurchases from time to time and some of these early future repurchases are not included in the Company's current maturities of long-term debt. Also, see investing activities section above and Note 8 to the Consolidated Financial Statements for further information on the Company's purchase of finance leased aircraft, which resulted in a $191 million elimination of the Company's remaining finance lease obligations for these aircraft. During 2021, the Company's financing activities included borrowing $1.1 billion under Payroll Support programs. See Note 2 to the Consolidated Financial Statements for further information. The Company also repaid $905 million in debt and finance lease obligations, including the extinguishment of $203 million in principal of its Convertible Notes for cash payments totaling $293 million during 2021.

A discussion of the Company's most significant drivers impacting cash flow for 2020 are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under Part II Item 7, Liquidity and Capital Resources.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). There were no amounts outstanding under the Amended A&R Credit Agreement as of December 31, 2022. See Note 7 to the Consolidated Financial Statements for further information.

Although not the case at December 31, 2022 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $12.3 billion as of December 31, 2022, and anticipated future internally generated funds from operations. See Note 2 to the Consolidated Financial Statements for further information on the impacts of the COVID-19 pandemic.

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

Debt

See Note 7 to the Consolidated Financial Statements for further detail on the Company's debt and the timing of expected and future principal payments. The Company also has significant future obligations associated with fixed interest payments associated with its debt. As of December 31, 2022, future interest payments associated with its fixed rate debt (excluding interest associated with finance leases) were $239 million in 2023, $238 million in 2024, $198 million in 2025, $166 million in 2026, $114 million in 2027, and $161 million thereafter.

The Company's Convertible Notes did not meet the criteria to be converted by holders as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2022. If the provisions were met to allow holders to exercise their conversion option on these instruments, all of the remaining convertible notes would be reclassified as a current obligation. Also, the Company has engaged in transactions with certain convertible debt holders to purchase their instruments in private transactions from time to time in cash, and may continue to do so in future periods. The Company considers its prevailing stock price, the trading price of its convertible debt instruments, and its available liquidity in determining how much of these instruments it may attempt to repurchase in such transactions.

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

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2022 and in previous years, which has enabled the Company to accelerate cash tax benefits of depreciation. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to accelerate the cash income tax benefits related to aircraft purchases. Due to the Company's net taxable loss incurred in 2020, and a provision within the CARES Act that allowed entities to carry back such 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid, the Company received a significant cash tax refund of $472 million associated with this taxable loss from the Internal Revenue Service during second quarter 2022. The Company was in a net taxable loss position in 2022 and has federal and state operating loss carryforwards, $275 million and $43 million (tax-effected), respectively, to reduce taxable income in future periods. See Note 15 to the Consolidated Financial Statements for further information. The Company has paid in the past, and will continue to pay in the future, cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

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

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, flight credits that are expected to be used in the future, and loyalty benefits that are expected to be redeemed in the future. Air traffic liability typically fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s loyalty program. See Note 1 to the Consolidated Financial Statements for information about the Company's revenue recognition policies.

For air travel on Southwest, the amount of tickets (which includes flight credits--also referred to as partial tickets), that will go unused, referred to as breakage, is estimated and recognized in Passenger revenue once the scheduled flight date has passed, in proportion to the pattern of rights exercised by the Customer, in accordance with Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"). Estimating the amount of tickets that will ultimately go unused involves some level of subjectivity and judgment. The majority of the Company's tickets sold are nonrefundable, although flight credits created when a Customer cancels or modifies an existing flight itinerary can be applied towards the purchase of future travel. Unused flight credits are the primary source of breakage. Breakage estimates are based on historical experience over many years. Fully refundable tickets rarely go unused.

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

As a result of changes in observed Customer travel habits and behaviors during 2021 and 2022, the Company increased its estimates of “normal” Customer flight credits that are expected to go unused, as Customer redemptions of these "normal" credits had been at a slower rate than the Company’s historical data for similar credits in periods prior to the COVID-19 pandemic. Although the Company continues to believe a portion of Customer flight credits will go unused following the Company's change in policy, including a portion of flight credits issued after July 28, 2022, the Company expects its prospective breakage rate associated with such flight credits to be at or slightly lower than historical pre-pandemic levels due to the fact that such flight credits no longer have an expiration date.

Observed Customer behavior that differs from historical experience can cause actual ticket breakage to differ significantly from estimates. Assumptions about Customer behavior are reviewed frequently and corresponding adjustments are made to breakage estimates, as needed, when observed behaviors differ from historical experience. Assumptions about Customer behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused flight credit policies, seat availability, and economic factors. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual ticket breakage may vary from estimated amounts.

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. At December 31, 2022, these consisted of its fuel derivative option contracts, which were an asset of $512 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 11 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 12 to the Consolidated Financial Statements for more information about fair value measurements.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. At December 31, 2022, the Company was a party to over 125 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2022, market "spot" prices for Brent crude oil peaked at a high average daily price of approximately $128 per barrel and hit a low average daily price of approximately $76 per barrel. During 2021, market spot prices ranged from a high average daily price of approximately $86 per barrel to a low average daily price of approximately $51 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, the extent of the COVID-19 pandemic, and general economic conditions, among other items. Historically, the financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of December 31, 2022, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $194 million.

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

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. At December 31, 2022, the loyalty liabilities were approximately $5.2 billion, including $3.0 billion classified within Air traffic liability and $2.2 billion classified as Air traffic liability – noncurrent.

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

The majority of the points sold to business partners are through the Southwest co-branded credit card agreement ("Agreement") with Chase Bank USA, N.A. Consideration received as part of this Agreement is subject to ASC 606. The most recent instance in which the Agreement was amended was in fourth quarter 2021. The Agreement has the following multiple elements: travel points to be awarded, use of the Southwest Airlines’ brand and access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These elements are combined into two performance obligations, transportation and marketing, and consideration from the Agreement is allocated based on the relative selling price of each performance obligation.

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception, including each time in which the Agreement has been materially amended. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2022, causing a change to the allocation of proceeds to air transportation would not have had a material impact on the Company's Operating revenues for the year ended December 31, 2022.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the breakage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of breakage expected for all loyalty points. The Company updates this model at least annually, and applies the new breakage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the breakage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2022, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated breakage rate would have resulted in a change to Passenger revenue of approximately $152 million (an increase in breakage would have resulted in an increase in revenue and a decrease in breakage would have resulted in a decrease in revenue). Given that Member behavior will continue to develop as the program matures, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has interest rate risk in its interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2022, the Company operated a total of 94 aircraft under operating and finance leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 11 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company expects to consume approximately 2.2 billion gallons of jet fuel in 2023. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $22 million for 2023, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2022, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods. See Note 11 to the Consolidated Financial Statements for further information. The Company may increase or decrease the volume of fuel hedged based on its expectation of future market prices and its forecasted fuel consumption levels, while considering the significant cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk at December 31, 2022, was an asset of $512 million. In addition, $106 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2022. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2022, prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $191 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant at December 31, 2022, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2022, the Company had eight counterparties for which the derivatives held were an asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At December 31, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 11 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2022, at which such postings are triggered.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. The Company has found that financial derivative instruments in commodities, such as West Texas Intermediate ("WTI") crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. In addition, to add further protection, the Company may periodically enter into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

The Company also has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2022, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

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

    Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s strategy is to maintain a conservative balance sheet and grow capacity steadily and profitably under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a "BBB+" rating with Fitch, a "BBB" rating with Standard & Poor’s, and a "Baa1" credit rating with Moody’s as of December 31, 2022, all of which are considered "investment grade." See Note 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

The Company's senior unsecured notes outstanding as of December 31, 2022 are all fixed-rate obligations. See Note 7 to the Consolidated Financial Statements for further information.

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

The Company's total debt divided by total assets was 22.9 percent as of December 31, 2022.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $9.5 billion, and short-term investments, which totaled $2.8 billion at December 31, 2022. See Notes 1 and 12 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2022, would have resulted in an approximate $100 million change in the fair value of the Company’s fixed-rate debt instruments. See Note 12 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s invested cash (excluding cash collateral deposits held, if applicable) and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2022 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have resulted in an approximate $47 million impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable) and short-term investments outstanding at December 31, 2022, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its Amended A&R Credit Agreement, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its Amended A&R Credit Agreement, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s Amended A&R Credit Agreement contains a financial covenant to maintain total liquidity, as defined therein, of $1.5 billion at all times. As of December 31, 2022, the Company was in compliance with this covenant and there were no amounts outstanding under the Amended A&R Credit Agreement. However, if conditions change and the Company fails to meet the minimum standards set forth in the Amended A&R Credit Agreement, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 11 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2022.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of December 31, 2022, no holdbacks were in place.

As of December 31, 2022, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,492	$12,480
Short-term investments	2,800	3,024
Accounts and other receivables	1,040	1,357
Inventories of parts and supplies, at cost	790	537
Prepaid expenses and other current assets	686	638
Total current assets	14,808	18,036

Property and equipment, at cost:
Flight equipment	23,725	21,226
Ground property and equipment	6,855	6,342
Deposits on flight equipment purchase contracts	376	—
Assets constructed for others	28	6
	30,984	27,574
Less allowance for depreciation and amortization	13,642	12,732
	17,342	14,842
Goodwill	970	970
Operating lease right-of-use assets	1,394	1,590
Other assets	855	882
	$35,369	$36,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,004	$1,282
Accrued liabilities	2,043	1,624
Current operating lease liabilities	225	239
Air traffic liability	6,064	5,566
Current maturities of long-term debt	42	453
Total current liabilities	10,378	9,164

Long-term debt less current maturities	8,046	10,274
Air traffic liability - noncurrent	2,186	2,159
Deferred income taxes	1,985	1,770
Noncurrent operating lease liabilities	1,118	1,315
Other noncurrent liabilities	969	1,224
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 888,111,634 shares issued in 2022 and 2021	888	888
Capital in excess of par value	4,037	4,224
Retained earnings	16,261	15,774
Accumulated other comprehensive income	344	388
Treasury stock, at cost: 294,111,813 and 295,991,525 shares in 2022 and 2021, respectively	(10,843)	(10,860)
Total stockholders' equity	10,687	10,414
	$35,369	$36,320

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income (Loss)
(in millions, except per share amounts)

	Year ended December 31,
	2022	2021	2020
OPERATING REVENUES:
Passenger	$21,408	$14,066	$7,665
Freight	177	187	161
Other	2,229	1,537	1,222
Total operating revenues	23,814	15,790	9,048

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	9,376	7,743	6,811
Payroll support and voluntary Employee programs, net	—	(2,960)	(967)
Fuel and oil	5,975	3,310	1,849
Maintenance materials and repairs	852	854	750
Landing fees and airport rentals	1,508	1,456	1,240
Depreciation and amortization	1,351	1,272	1,255
Other operating expenses	3,735	2,394	1,926
Total operating expenses, net	22,797	14,069	12,864

OPERATING INCOME (LOSS)	1,017	1,721	(3,816)

OTHER EXPENSES (INCOME):
Interest expense	340	467	349
Capitalized interest	(39)	(36)	(35)
Interest income	(217)	(13)	(32)
Loss on extinguishment of debt	193	28	—
Other (gains) losses, net	12	(50)	158
Total other expenses (income)	289	396	440

INCOME (LOSS) BEFORE INCOME TAXES	728	1,325	(4,256)
PROVISION (BENEFIT) FOR INCOME TAXES	189	348	(1,182)
NET INCOME (LOSS)	$539	$977	$(3,074)
NET INCOME (LOSS) PER SHARE, BASIC	$0.91	$1.65	$(5.44)
NET INCOME (LOSS) PER SHARE, DILUTED	$0.87	$1.61	$(5.44)

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$539	$977	$(3,074)
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($44), $142, and $2	(143)	469	4
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $6, $2, and ($8)	19	7	(25)
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of $24, $25, and ($15)	80	84	(48)
Other, net of deferred taxes of $—, ($13), and $7	—	(47)	25
OTHER COMPREHENSIVE INCOME (LOSS)	$(44)	$513	$(44)
COMPREHENSIVE INCOME (LOSS)	$495	$1,490	$(3,118)

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2022, 2021, and 2020
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2019	$808	$1,581	$17,945	$(61)	$(10,441)	$9,832
Repurchase of common stock	—	—	—	—	(451)	(451)
Issuance of common stock, net of issuance costs	80	2,144	—	—	—	2,224
Issuance of common and treasury stock pursuant to Employee stock plans	—	17	—	—	17	34
Share-based compensation	—	17	—	—	—	17
Cash dividends, $0.18 per share	—	—	(94)	—	—	(94)
Stock warrants	—	40	—	—	—	40
Equity feature of convertible notes, net of issuance costs	—	392	—	—	—	392
Comprehensive loss	—	—	(3,074)	(44)	—	(3,118)
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments	—	—	20	(20)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	22	—	—	15	37
Share-based compensation	—	58	—	—	—	58
Stock warrants	—	45	—	—	—	45
Equity feature of partial extinguishment of convertible notes	—	(92)	—	—	—	(92)
Comprehensive income	—	—	977	513	—	1,490
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt (See Note 3)	$—	$(300)	$55	$—	$—	$(245)
Issuance of common and treasury stock pursuant to Employee stock plans	$—	$29	$—	$—	$17	$46
Share-based compensation	$—	$84	$—	$—	$—	$84
Cash dividends, $0.18 per share	$—	$—	$(107)	$—	$—	$(107)
Comprehensive income	$—	$—	$539	$(44)	$—	$495
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687

    See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$539	$977	$(3,074)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,351	1,272	1,255
Impairment of long-lived assets	35	12	32
Unrealized mark-to-market adjustment on available for sale securities	4	—	—
Unrealized/realized (gain) loss on fuel derivative instruments	(2)	(15)	15
Deferred income taxes	228	(21)	(716)
Gain on sale-leaseback transactions	—	—	(222)
Loss on extinguishment of debt	193	28	—
Changes in certain assets and liabilities:
Accounts and other receivables	422	(701)	(294)
Other assets	(66)	75	415
Accounts payable and accrued liabilities	936	38	231
Air traffic liability	525	591	1,623
Other liabilities	(334)	(103)	(306)
Cash collateral received from (provided to) derivative counterparties	(69)	141	9
Other, net	28	28	(95)
Net cash provided by (used in) operating activities	3,790	2,322	(1,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,924)	(505)	(515)
Supplier proceeds	—	—	428
Proceeds from sale-leaseback transactions	—	—	815
Assets constructed for others	(22)	(6)	—
Purchases of short-term investments	(5,592)	(5,824)	(5,080)
Proceeds from sales of short-term and other investments	5,792	5,071	4,336
Net cash used in investing activities	(3,746)	(1,264)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	—	2,294
Proceeds from issuance of long-term debt	—	—	5,622
Proceeds from term loan credit facility	—	—	3,683
Proceeds from revolving credit facility	—	—	1,000
Proceeds from convertible notes	—	—	2,300
Proceeds from Payroll Support Program loan and warrants	—	1,136	1,016
Proceeds from Employee stock plans	45	51	48
Repurchase of common stock	—	—	(451)
Payments of long-term debt and finance lease obligations	(2,437)	(612)	(839)
Payments of term loan credit facility	—	—	(3,683)
Payments of revolving credit facility	—	—	(1,000)
Payments of cash dividends	—	—	(188)
Payments of terminated interest rate derivative instruments	—	—	(59)
Payments for repurchases and conversions of convertible debt	(648)	(293)	—
Capitalized financing items	—	—	(134)
Other, net	8	77	49
Net cash provided by (used in) financing activities	(3,032)	359	9,658

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,988)	1,417	8,515

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,480	11,063	2,548

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,492	$12,480	$11,063

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$305	$336	$212
Income taxes	$20	$445	$19

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt (See Note 3)	$245	$—	$—
Right-of-use assets acquired under operating leases	$58	$327	$915
Flight equipment acquired against supplier credit memo	$—	$569	$—
Assets constructed for others	$—	$309	$145
Remeasurement of right-of-use asset and lease liability	$—	$343	$—

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

In late December 2022, Winter Storm Elliott impacted a significant portion of the United States, leading to wide-scale operational disruptions for the Company. In attempting to recover from this weather event, the Company was challenged in its efforts to realign flight crews, flight schedules, and fleet for a period of days during this peak demand travel period. As a result, the Company canceled a significant number of flights between December 21 and December 29, before ultimately restoring its full flight schedule on December 30, 2022. These canceled flights resulted in a significant reduction in Passenger revenues during this period. In addition, the Company incurred significant costs associated with this event and has recorded these expenses during December 2022, which are included in the accompanying Consolidated Statement of Income, totaling approximately $390 million, net. These estimated items included reimbursements to Customers impacted by the cancellations for costs they incurred, the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers that are expected to be redeemed, and premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts. The financial impacts of the event to the Company also included lower fuel and oil and profitsharing expenses. As a result of this event, the Company recorded a net loss for fourth quarter 2022 in the amount of $220 million.

Certain prior period amounts have been reclassified to conform to the current presentation. In the Consolidated Statement of Income (Loss) for the year ended December 31, 2021, the Company has reclassified $28 million, respectively, from Other (gains) losses, net to Loss on extinguishment of debt.

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

As of December 31, 2022 and 2021, $106 million and $175 million, respectively, in cash collateral deposits were held by the Company from its fuel hedge counterparties, and no cash collateral deposits were held by or provided by the Company to its interest rate hedge counterparties for either period. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 11 for further information on these collateral deposits and fuel derivative instruments.

Short-term and Noncurrent Investments

Short-term investments consist of investments with original maturities of greater than three months but less than twelve months when purchased. These are primarily short-term securities issued by the U.S. Government and certificates of deposit issued by domestic banks. All of these investments are classified as available-for-sale

Notes to Consolidated Financial Statements
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

Accounts and Other Receivables

Accounts and other receivables are initially recorded at cost and are evaluated for collectability in every period. They primarily consist of the amounts due from the Company's business partners and other suppliers, amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s loyalty program, and tax receivables from overpayment or net operating losses that are allowed to be carried back to prior periods to claim refunds against prior taxes paid. See Note 16 for further information. The allowance for doubtful accounts was immaterial at December 31, 2022 and 2021. In addition, the provision for doubtful accounts and write-offs for 2022, 2021, and 2020 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel and flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial at December 31, 2022, and 2021. In addition, the Company’s provision for obsolescence and write-offs for 2022, 2021, and 2020 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, and 5 to 30 years for ground property and equipment. As of December 31, 2022, residual values estimated for aircraft range from 13 percent to 18 percent, and generally range from 0 to 10 percent for ground property and equipment. Assets constructed for others consists of airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. See Note 5 for further information. Leasehold improvements are amortized as a component of depreciation expense over the estimated useful life of the asset or the remaining term of the underlying lease, whichever is less. In certain situations, the term of the lease may include periods covered by renewal options, if renewal is reasonably certain.

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset group, a significant change in the long-lived asset group’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset group. If an asset group is deemed to be impaired, an impairment loss is recorded for the excess of the asset group's book value in relation to its estimated fair value. During 2022, 2021, and 2020, the Company recorded impairment charges of $28 million, $12 million, and $32 million, respectively, associated with the accelerated retirement of 10, 8, and 20 of its 737-700 aircraft.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements
calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value calculated using the quantitative approach, an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit.
The Company’s intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports. Indefinite lived slots of $295 million are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2022 and 2021.

The Company applied the qualitative approach during its 2022 impairment tests, and no impairment was determined to exist for Goodwill or indefinite-lived intangible assets.

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e, when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, flight credits that are expected to be used in the future, and loyalty benefits that are expected to be redeemed in the future. The majority of the Company’s tickets sold are nonrefundable. Southwest has a No-Show policy that applies to fares that are not canceled or changed by a Customer at least ten minutes prior to a flight's scheduled departure. Nonrefundable tickets that are sold but not flown on the travel date, and are canceled in accordance with the No-Show policy, can be applied to future travel. Refundable tickets that are sold but not flown on the travel date can also be applied to future travel. A small percentage of tickets (or partial tickets) will go unused, which is sometimes referred to as breakage. The Company estimates the amount of tickets that will go unused and recognizes such amounts in Passenger revenue in proportion to the pattern of flights taken by the Customers, once the flight date has lapsed. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary or does not cancel in accordance with the No-Show policy as the Company has then fulfilled its performance obligation. Amounts collected from passengers for ancillary services are also recognized when the service is provided, which is typically the flight date.

Initial breakage estimates for both tickets and flight credits available for future use are routinely adjusted based on the likelihood that the ticket or flight credit will be used or refunded back to the Customer. During 2020 and in parts of 2021 though, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. For all Customer flight credits created or that would have otherwise expired between March 1 and September 7, 2020, associated with flight cancellations, the Company previously extended the expiration date to September 7, 2022. On July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including these extended flight credits, will no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606 and the Company accounted for such change prospectively in third quarter 2022. Breakage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions about the Customers' future travel behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused flight credit policies, seat availability, and economic factors. As a result of the Company's policy change for flight credits in 2022, as well as changes in Customer behavior during 2020 and 2021, the amount of breakage realized on a prospective basis is expected to be lower and more stable than it has been during the pandemic. See Note 6 for further information.

Approximately $811 million, approximately $475 million, and approximately $184 million of the Company's Operating revenues in 2022, 2021, and 2020, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $23.0 billion, approximately $15.3 billion, and approximately $8.9 billion in 2022, 2021, and 2020, respectively, were attributable to domestic operations.

Notes to Consolidated Financial Statements

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to business partners participating in the Company’s Rapid Rewards loyalty program. The loyalty liability represents performance obligations that will be satisfied when a Rapid Rewards loyalty member redeems points for travel or other goods and services. Points earned from flight activity are valued at their relative standalone selling price by applying fair value based on historical redemption patterns. Points earned from business partner activity, which primarily consist of points sold, along with related marketing services, to companies participating in the Rapid Rewards loyalty program, are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partner’s customers. For points that are expected to remain unused, the Company recognizes breakage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company records passenger revenue related to air transportation when the transportation is delivered. The marketing elements are recognized as Other - net revenue when earned. The Company’s liability for loyalty benefits includes a portion that is expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that is not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate. See Note 6 for further information.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2022, 2021, and 2020 was $224 million, $185 million, and $156 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income (Loss).

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

Software Capitalization

Notes to Consolidated Financial Statements

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $928 million and $886 million at December 31, 2022, and 2021, respectively. Computer software depreciation expense was $232 million, $213 million, and $203 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income (Loss). The Company evaluates internal use software for impairment on a quarterly basis; if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2022, 2021, or 2020.

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

The Company uses the portfolio approach for releasing income tax effects associated with amounts reclassified out of Accumulated other comprehensive income (loss).

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

Concentration Risk

Approximately 83 percent of the Company’s Employees are unionized and are covered by collective-bargaining agreements. A portion of the Company's unionized Employees, including its Pilots, Flight Attendants, Ramp Agents, Dispatchers, Facilities Maintenance Technicians, and Meteorologists, which had contracts that became amendable on or before December 31, 2022, were in discussions on labor agreements as of December 31, 2022. Those unionized Employee groups in discussions represent approximately 65 percent of the Company’s Employees as of December 31, 2022.

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

Notes to Consolidated Financial Statements
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

As of December 31, 2022, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. On March 13, 2019, the FAA issued an emergency order for all U.S. airlines to ground the MAX aircraft, including the 34 MAX aircraft in the Company's fleet. On November 18, 2020, the FAA rescinded the emergency order and issued official requirements to enable U.S. airlines to return the MAX to service. The Company returned the MAX to revenue service on March 11, 2021, after the Company met all FAA requirements and its Pilots completed updated, MAX-related training. The Boeing 737 MAX aircraft are crucial to the Company's growth plans and fleet modernization initiatives. The Company's contractual delivery schedule for the Boeing 737-7 ("-7") is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

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

2. WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company experienced significant disruptions in travel and reduced bookings throughout the remainder of 2020 and for the entirety of 2021 as a result of the pandemic and subsequent

Notes to Consolidated Financial Statements
variants of COVID-19. Following a significant negative impact to revenues and bookings in January and February 2022, which included increased trip cancellations and staffing challenges associated with the Omicron variant, the Company saw improvements in revenue trends in March 2022 and throughout the remainder of 2022 as COVID-19 cases significantly trended downward and bookings for summer travel accelerated. The Company continues to monitor demand for air travel and proactively adjust its published flight schedules and capacity in response.

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

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued a promissory note in favor of Treasury (classified as a component of Long term debt less current maturities in the Consolidated Balance Sheet) and entered into a warrant agreement with Treasury (classified as a component of Stockholders' equity in the Consolidated Balance Sheet). The following table provides the details from the PSP1, PSP2 and PSP3 Payroll Support programs:

(dollars in millions, shares in thousands)	Grant	Promissory Note	Warrants	Total Payroll Support Proceeds	Warrants (shares)	Warrant Strike Price as of December 31, 2022	Promissory Note Maturity Date

PSP1	$2,337	$976	$40	$3,354	2,676	$36.47/share	April 19, 2030

PSP2	$1,393	$566	$27	$1,987	1,223	$46.28/share	January 15, 2031

PSP3	$1,310	$526	$18	$1,852	899	$58.51/share	April 23, 2031

Total	$5,040	$2,068	$85	$7,193	4,798
In connection with the receipt of Payroll Support, the Company has been subject to certain restrictions, including the elimination of share repurchases and dividends through September 30, 2022 and limits on executive compensation until April 1, 2023.

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

On June 1, 2020, the Company announced Voluntary Separation Program 2020 ("Voluntary Separation Program"), a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges

Notes to Consolidated Financial Statements
based on years of service. A total of over 4,200 Employees elected to participate in the Voluntary Separation Program.

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

The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $109 million and $446 million of the liability balances were relieved during 2022 and 2021, respectively, through payments to Employees, leaving a balance of $219 million and $328 million as of December 31, 2022 and December 31, 2021. The liability associated with the Extended ETO program was fully relieved at March 31, 2022. During 2021, the Company determined that it was no longer probable that the remaining portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $140 million credit to expense during 2021. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying Consolidated Statement of Income (Loss), and are in addition to the allocation of the PSP2 Payroll Support Program and PSP3 Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $2.7 billion for the year ended December 31, 2021.

3. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On November 17, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The new standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard was effective for all entities under the scope for financial statements issued for annual periods beginning after December 15, 2021, but early adoption was permitted. The Company adopted the standard early as of December 31, 2021. See Note 2 for further information on the Company's treatment of government assistance received.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard was effective for fiscal years beginning after December 15, 2021, and the standard was adopted and applied prospectively by the Company as of January 1, 2022, but the adoption and application did not have a significant impact on the Company's financial statements and disclosures, including interim periods.

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any

Notes to Consolidated Financial Statements
contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the twelve months ended December 31, 2022.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock, made targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance, and amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard was effective for fiscal years beginning after December 15, 2021, and the Company adopted this standard as of January 1, 2022, utilizing the modified retrospective method. Under the modified approach, the Company applied guidance to all financial instruments that were outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Upon adoption, the Company reclassified the remaining equity component of $300 million, from Additional paid-in capital to Long-term debt associated with its 1.25% Convertible Senior Notes due 2025 (the "Convertible Notes"), and no longer records amortization of the debt discount to Interest expense. The cumulative effect from prior period amortization of the debt discount that has been recorded to Interest expense, offset by reductions to Capital in excess of par value related to the requisition of the equity component through previous repurchases, resulted in a $55 million adjustment to the opening balance of Retained earnings upon adoption. The new standard requires the use of the if-converted method to calculate diluted EPS, which is generally more dilutive, rather than the treasury stock method as was the Company's policy pre-adoption. For the year ended December 31, 2022, the impact of adopting this new standard was a decrease to the Company's Net Income in the amount of $80 million, or $0.16 per diluted share, as a result of higher losses recognized on the Company's extinguishment transactions following the elimination of the equity component of the Convertible Notes, partially offset by the elimination of the non-cash interest expense associated with the prior debt discount amortization. See Note 4.

4. NET INCOME (LOSS) PER SHARE

Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions except per share amounts). Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average of shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. An immaterial number of shares related to the Company's restricted stock units, stock warrants, and convertible notes were excluded from the denominator for the fiscal years ended December 31, 2022, 2021, and 2020 because inclusion of such shares would be antidilutive.

	Year ended December 31,
	2022	2021	2020
NUMERATOR:
Net income (loss)	$539	$977	$(3,074)
Add: Interest expense (a)	22	—	—
Net income attributable to common stockholders	$561	$977	$(3,074)

DENOMINATOR:
Weighted-average shares outstanding, basic	593	592	565
Dilutive effects of convertible notes (a) (b)	47	15	—
Dilutive effects of stock warrants	—	1	—
Dilutive effect of restricted stock units	2	1	—
Adjusted weighted-average shares outstanding, diluted	642	609	565

NET INCOME (LOSS) PER SHARE:
Basic	$0.91	$1.65	$(5.44)
Diluted	$0.87	$1.61	$(5.44)

(a) As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method for purposes of diluted net income per share, which requires the Company to assume that all Convertible Notes were converted and outstanding for the entire period. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is more dilutive, regardless of the type of settlement. For the year ended December 31, 2022, all shares issuable on conversion were included in the denominator. See Notes 3 and 7 for further information regarding the new standard and the Convertible Notes.
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

5. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 7), and lease arrangements (see Note 8). During the year ended December 31, 2022, the Company entered into supplemental agreements with The Boeing Company ("Boeing") to replace the majority of its 2023 -7 firm orders with Boeing 737-8 ("-8") firm orders, among other adjustments to its near-term contractual order book. The Company also had firm orders in place with Boeing for 235 -8 aircraft and 182 -7 aircraft, as well as options for 147 -7 or -8 aircraft, as of December 31, 2022. See Note 17 for further information on the Company's MAX aircraft.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of both supply chain constraints as well as achieving FAA certification of one of its new

Notes to Consolidated Financial Statements
aircraft types, the -7, for which Southwest expects to be the launch customer. Therefore, for purposes of the Company’s aircraft order commitments with Boeing, it has assumed that any aircraft that were contractually due but remain undelivered as of December 31, 2022, have been rolled into the Company’s 2023 commitments, until such time as the Company and Boeing either revise the aircraft order book or Boeing is able to catch up on its commitments. Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of December 31, 2022, were: $3.2 billion in 2023 (of which approximately $2.3 billion primarily relates to the existing scheduled 90 MAX aircraft to be delivered in 2023 and $956 million relates to 46 MAX aircraft that were contractually committed for 2022, but were not received), $1.2 billion in 2024, $953 million in 2025, $1.4 billion in 2026, $1.1 billion in 2027, and $5.8 billion thereafter.

In addition, subsequent to December 31, 2022, and through February 2, 2023, the Company has exercised 10 -7 options for delivery in 2024, resulting in the Company's 2024 capital commitments increasing to $1.4 billion.

William P. Hobby Airport

In March 2022, the Company finalized an agreement with the City of Houston, Texas (the "City") which owns William P. Hobby Airport ("Hobby") that is managed and operated by the City's Houston Airport System. Under the agreement, the Company will develop, design, and construct seven new gates in Hobby's West Concourse. Six gates will be for domestic use, with the remaining gate used for international travel, and the gates will include passenger hold rooms, passenger loading bridges, aircraft parking positions, increased baggage handling capacity, and other enabling network items.

The project is estimated to be completed in 2025 at a total cost of $250 million. The Company will provide initial funding for the majority of the project, but is expected to be reimbursed for such funding from the City on a monthly basis and therefore would not significantly impact the Company’s liquidity. The City plans to fund these reimbursements utilizing rates and charges collected from current and future Hobby occupants, including the Company. After the project is complete, the Company will have the right to lease six of the additional gates in the West Concourse on a preferential basis in accordance with the terms and conditions for the use of preferential use gates, and use one gate in the West Concourse on a common-use basis.

The Company currently believes that due to its control over the associated assets during the construction period, as well as its agreed upon role in overseeing and managing this project, it will be considered the owner of this project for accounting purposes. Amounts expended in 2022 and expected to be expended in 2023 associated with this project are not material.

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

Notes to Consolidated Financial Statements
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

Although the City of Dallas received commitments from various sources that helped to fund portions of the LFMP project, including the FAA, the Transportation Security Administration, and the City of Dallas' Aviation Fund, the majority of the funds used were from the issuance of bonds. The Company guaranteed principal and interest payments on bonds issued by the LFAMC, of which only the "Series 2012" bonds remain outstanding. Given the Company’s guarantee associated with the Series 2012 bonds, the remaining debt service amount is considered a minimum lease payment under ASC Topic 842, Leases, and therefore remains a lease liability with a corresponding right-of-use asset within the Company’s Consolidated Balance Sheet.

As of December 31, 2022, $70 million of principal remained outstanding associated with the Series 2012 bonds. The net present values of the future principal and interest payments associated with the bonds were $77 million and $89 million as of December 31, 2022 and 2021, respectively, and were reflected as part of the Company's operating lease right–of–use assets and lease obligations in the Consolidated Balance Sheet.

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

Based on the wide-scale operational disruptions for the Company that led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company could be subject to fines and/or penalties resulting from investigations by the Department of Transportation or other government agencies as well as litigation from Customers and Shareholders. See Note 1 for further information. The Company is currently not able to estimate a range of possible loss for such items.

6. REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2022, 2021, and 2020:

Notes to Consolidated Financial Statements

	Year ended December 31,
(in millions)	2022	2021	2020
Passenger non-loyalty	$17,645	$11,377	$6,303
Passenger loyalty - air transportation	3,028	2,136	1,003
Passenger ancillary sold separately	735	553	359
Total passenger revenues	$21,408	$14,066	$7,665

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

Notes to Consolidated Financial Statements
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

As of the years ended December 31, 2022 and 2021, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2022	December 31, 2021
Air traffic liability - passenger travel and ancillary passenger services	$3,061	$2,936
Air traffic liability - loyalty program	5,189	4,789
Total Air traffic liability	$8,250	$7,725

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2022 and 2021 were as follows (in millions):

	Year ended December 31,
	2022	2021
Air traffic liability - loyalty program - beginning balance	$4,789	$4,447
Amounts deferred associated with points awarded	3,506	2,523
Revenue recognized from points redeemed - Passenger	(3,028)	(2,136)
Revenue recognized from points redeemed - Other	(78)	(45)
Air traffic liability - loyalty program - ending balance	$5,189	$4,789

Notes to Consolidated Financial Statements
Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2022 and 2021 were as follows (in millions):

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	22,012
Revenue from amounts included in contract liability opening balances	(4,976)
Revenue from current period sales	(16,511)
Balance at December 31, 2022	$8,250

Air traffic liability
Balance at December 31, 2020	$7,133
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	14,702
Revenue from amounts included in contract liability opening balances	(2,945)
Revenue from current period sales	(11,165)
Balance at December 31, 2021	$7,725

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

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure. This announcement was considered a contract modification under applicable accounting guidance and the Company accounted for such change prospectively in third quarter 2022. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including the extended flight credits that had been set to expire on September 7, 2022. As the Company continues to believe that a portion of Customer flight credits issued after July 28, 2022, will not be redeemed, it continues to estimate and record breakage associated with such amounts. The amount of breakage realized on a prospective basis, however, is expected to be lower and more stable than it has been during the pandemic as a result of this policy change.

The amount of Customer flight credits represents approximately 9 percent and 16 percent of the total Air traffic liability balance at December 31, 2022, and December 31, 2021, respectively, compared to approximately 2 percent of the Air traffic liability balance as of December 31, 2019.

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to Members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability and fares. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately two years of the date the points are issued. Despite the Company's policy change with regards to flight credits, it currently does not expect the amount of flight credits that will be redeemed beyond twelve months to be material as of the financial statement date.

Notes to Consolidated Financial Statements
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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2022, 2021, and 2020 the Company recognized $2.1 billion, $1.4 billion, and $1.1 billion, respectively.

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

7. FINANCING ACTIVITIES

(in millions)	December 31, 2022	December 31, 2021
Secured
Pass Through Certificates due 2022 - 6.24%	$—	$71
Unsecured
2.75% Notes due 2022	$—	$300
4.75% Notes due 2023	—	1,250
1.25% Convertible Notes due 2025	1,611	1,842
5.25% Notes due 2025	1,302	1,550
3.00% Notes due 2026	300	300
3.45% Notes due 2027	300	300
5.125% Notes due 2027	1,727	2,000
7.375% Debentures due 2027	114	116
2.625% Notes due 2030	500	500
1.000% Payroll Support Program Loan due April 2030 (See Note 2)	976	976
1.000% Payroll Support Program Loan due January 2031 (See Note 2)	566	566
1.000% Payroll Support Program Loan due April 2031 (See Note 2)	526	526
Finance leases	189	459
	$8,111	$10,756
Less current maturities	42	453
Less debt discount and issuance costs	23	29
	$8,046	$10,274

During 2020, the Company issued $2.0 billion of unsecured notes due 2027, of which $1.3 billion was issued June 8, 2020 (the “$1.3 billion 2027 Notes”) and $700 million was issued July 31, 2020 (the “$700 million 2027 Notes”). The notes bear interest at 5.125%. Interest is payable semi-annually in arrears. The $700 million 2027 Notes were offered as an additional issuance of the Company’s $1.3 billion 2027 Notes issued on June 8, 2020. The $700 million 2027 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. A portion of the proceeds from the $1.3 billion 2027

Notes to Consolidated Financial Statements
Notes was used to repay a portion of the then outstanding Amended and Restated 364-Day Credit Agreement balance. The Company made early prepayments on the notes of $272 million throughout 2022, utilizing available cash on hand.

During 2020, the Company issued $1.55 billion of unsecured notes due 2025, of which $1.25 billion was issued May 4, 2020 (the “$1.25 billion 2025 Notes”) and $300 million was issued July 31, 2020 (the “$300 million 2025 Notes”). The notes bear interest at 5.250%. Interest is payable semi-annually in arrears. The $300 million 2025 Notes were offered as an additional issuance of the Company’s $1.25 billion 2025 Notes issued on May 4, 2020. The $300 million 2025 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. The proceeds from the $1.25 billion 2025 Notes were used to repay a portion of the then outstanding Amended and Restated 364-Day Credit Agreement balance. The Company made early prepayments on the notes of $248 million throughout 2022, utilizing available cash on hand.

During 2020, the Company issued $1.25 billion of unsecured notes due 2023, of which $750 million was issued May 4, 2020 (the “$750 million 2023 Notes”) and $500 million was issued June 8, 2020 (the “$500 million 2023 Notes”). The notes bore interest at 4.750%. Interest was payable semi-annually in arrears. The $500 million 2023 Notes were offered as an additional issuance of the Company's $750 million 2023 Notes issued on May 4, 2020. The $500 million 2023 Notes were issued at a premium and this premium has been included within Capitalized financing items in the Consolidated Statement of Cash Flows. The proceeds from the $750 million 2023 Notes and a portion of the proceeds of the $500 million 2023 Notes were used to repay a portion of the then outstanding Amended and Restated 364-Day Credit Agreement balance. The Company prepaid the notes in full on August 31, 2022, utilizing available cash on hand.

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2022. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate is 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's cash dividend to be paid in January 2023, the bond conversion rate will change to 26.1250 on January 9, 2023. As of December 31, 2022, the if-converted value of the Convertible Notes was less than the principal amount by $201 million, using the Company's closing stock price.

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

Notes to Consolidated Financial Statements
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

(in millions)	December 31, 2022	December 31, 2021
Equity component:
Carrying amount of Convertible Notes	$—	$311
Carrying amount of issuance costs	—	(11)
Net carrying amount	$—	$300
Liability component:
Principal amount	$1,611	$2,097
Unamortized debt discount	—	(255)
Net carrying amount	$1,611	$1,842

The Company recognized interest expense associated with the Convertible Notes as follows:

(in millions)	December 31, 2022	December 31, 2021
Non-cash amortization of the debt discount	$—	$73
Non-cash amortization of debt issuance costs	12	9
Contractual coupon interest	22	28
Total interest expense	$34	$110

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to conversion terms, contingencies, or exercise prices for the year ended December 31, 2022. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the year ended December 31, 2022.

Notes to Consolidated Financial Statements
During the years ended December 31, 2022 and 2021, the Company paid $3.1 billion and $905 million, respectively, in debt and finance lease obligations, which included scheduled debt and lease payments, partial extinguishment of Convertible Notes, and the early prepayment of debt. Additionally, an immaterial number of Convertible Note conversions were exercised and settled during 2021, compared with no conversions settled in 2022. The following tables present the details of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt (excluding payments on finance leases) for the years ended December 31, 2022 and 2021.

	Year ended December 31, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs	Accrued Interest
1.25% Convertible Notes due 2025	$649	$486	$171	$(9)	$1
5.125% Notes due 2027	285	272	7	2	4
4.75% Notes due 2023	1,278	1,250	9	—	19
5.25% Notes due 2025	258	248	6	—	4
Total	$2,470	$2,256	$193	$(7)	$28

	Year ended December 31, 2021
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs	Reduction to Capital in excess of par value
1.25% Convertible Notes due 2025	$293	$203	$28	$(30)	$92

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In July 2022, this facility was amended to extend the expiration date to August 2025, and to change the benchmark rate from London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). For the twelve months ended December 31, 2022 and 2021 there were no amounts outstanding under the Amended A&R Credit Agreement.

Generally, amounts outstanding under the Amended A&R Credit Agreement bear interest at interest rates based on either the SOFR rate (selected by the Company for designated interest periods) or the “alternate base rate” (being the highest of (1) the Wall Street Journal prime rate, (2) one-month adjusted SOFR (one-month SOFR plus 0.1 percent) plus 1 percent, and (3) the Federal Reserve Bank of New York Rate, plus 0.5 percent). The underlying SOFR rate is subject to a floor of 1 percent per annum and the “alternate base rate” is subject to a floor of 1 percent per annum.

The Amended A&R Credit Agreement contains customary representations and warranties, covenants, and events of default. The Amended A&R Credit Agreement is secured by a pool of 83 aircraft and related assets, each with a minimum appraised value ratio requirement. Under the Amended A&R Credit Agreement, the Company is required to maintain a minimum level of liquidity of $1.5 billion (defined as the sum of (i) the aggregate amount available to be borrowed under the Amended A&R Credit Agreement plus (ii) the aggregate amount of unrestricted cash and cash equivalents of the Company plus (iii) the aggregate amount of short-term investments of the Company). For the twelve months ended December 31, 2022 and 2021, the Company was in compliance with this covenant and all other covenants in the Amended A&R Credit Agreement. The Amended A&R Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion.

Notes to Consolidated Financial Statements
During February 2020, the Company issued $500 million senior unsecured notes due 2030. The notes bear interest at 2.625 percent. Interest is payable semi-annually in arrears.

During November 2017, the Company issued $300 million senior unsecured notes due 2022. The notes bore interest at 2.75 percent. Interest was payable semi-annually in arrears. The Company paid the loans in full on November 14, 2022, utilizing available cash on hand.

Also during November 2017, the Company issued $300 million senior unsecured notes due 2027. The notes bear interest at 3.45 percent. Interest is payable semi-annually in arrears.

During November 2016, the Company issued $300 million senior unsecured notes due 2026. The notes bear interest at 3.00 percent. Interest is payable semi-annually in arrears.
On October 3, 2007, grantor trusts established by the Company issued $500 million Pass Through Certificates consisting of $412 million 6.15 percent Series A certificates and $88 million 6.65 percent Series B certificates. A separate trust was established for each class of certificates. The trusts used the proceeds from the sale of certificates to acquire equipment notes in the same amounts, which were issued by the Company on a full recourse basis. Payments on the equipment notes held in each trust were passed through to the holders of certificates of such trust. The equipment notes were issued for each of 16 Boeing 737-700 ("-700") aircraft owned by the Company and were secured by a mortgage on each aircraft. The equipment notes matured and were paid in full on August 1, 2022, utilizing available cash on hand.

On February 28, 1997, the Company issued $100 million of senior unsecured 7.375 percent debentures due March 1, 2027. Interest is payable semi-annually. The debentures may be redeemed, at the option of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of the principal amount of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $162 million at December 31, 2022.

The net book value of the assets pledged as collateral for the Company’s secured borrowings, primarily aircraft, was $2.0 billion at December 31, 2022. This included aircraft with net book values of approximately $296 million, in which the associated debt had been repaid as of December 31, 2022, but for which the liens have been or will be formally removed in 2023.

As of December 31, 2022, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest on finance leases) are as follows:

(in millions)
2023	$42
2024	41
2025	2,943
2026	322
2027	2,147
Thereafter	2,602
Total	$8,097

Notes to Consolidated Financial Statements
8. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. As allowed under ASC 842, Leases, the Company has elected a practical expedient to exclude from recognition lease assets and lease liabilities associated with leases that have an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2022, 2021, and 2020.

As of December 31, 2022, the Company held aircraft leases with remaining terms extending up to 11 years. The aircraft leases generally can be renewed for three months to three years at rates based on the fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material.

In second quarter 2020, the Company entered into transactions with third parties, involving ten of the Company’s Boeing 737-800 aircraft and ten of the Company's -8 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. The Company sold the ten 737-800 aircraft to a third party for $405 million, then immediately leased the aircraft back for approximately ten years. The Company sold the ten 737-8 aircraft to a third party for $410 million, then immediately leased the aircraft back for approximately 13 years. As such, the aircraft were de-recognized from Property and equipment at their remaining net book values. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying Consolidated Balance Sheet. For 2020, the 737-800 and 737-8 sale-leaseback transactions resulted in a recognized gain of $153 million and $69 million, respectively, reflected within Other operating expenses, net in the accompanying Consolidated Statement of Income (Loss).

On December 5, 2022, the Company signed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft purchase is finalized, the Company relieves its related lease liability and will continue to recognize the cost of the aircraft within Property and equipment section in the Consolidated Balance Sheet. As of December 31, 2022, the Company completed the purchase of 31 aircraft, with the remaining eight aircraft expected to be finalized by the end of February 2023. The Company paid the lessor $365 million as part of this transaction, of which $191 million was recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows. The remaining $174 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for 2022. Upon completion of this purchase, the Company will have 28 finance leased aircraft remaining. There was no gain or loss recorded as a result of these transactions.

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have remaining lease terms extending up to 38 years. Certain leases can be renewed from one year to 11 years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Because of the variable nature of these rates, these leases are not recorded as a right-of-use asset or a lease liability on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the applicable accounting guidance with lease terms extending up to four years. Certain leases can be renewed from six months to three years.

Notes to Consolidated Financial Statements
Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets (net)	$1,394	$1,590
Finance	Property and equipment (net of allowance for depreciation and amortization of $634 million and $679 million)	297	556
Total lease assets		$1,691	$2,146

Liabilities
Current
Operating	Current operating lease liabilities	$225	$239
Finance	Current maturities of long-term debt	42	82
Noncurrent
Operating	Noncurrent operating lease liabilities	1,118	1,315
Finance	Long-term debt less current maturities	147	377
Total lease liabilities		$1,532	$2,013

The components of lease costs, included in the Consolidated Statement of Income (Loss), were as follows:

(in millions)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease cost - aircraft (a)	$188	$204	$216
Operating lease cost - other	84	81	89
Short-term lease cost	2	1	1
Variable lease cost	1,447	1,406	1,260
Amortization of finance lease liabilities	106	112	113
Interest on finance lease liabilities	15	19	22
Total net lease cost	$1,842	$1,823	$1,701
(a) Net of sublease income of $17 million, $41 million, and $78 million for the years ended December 31, 2022, 2021, and 2020.

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

(in millions)	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$303	$346	$398
Operating cash flows for finance leases	16	19	22
Financing cash flows for finance leases	78	83	85
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	58	327	915

Notes to Consolidated Financial Statements

As of December 31, 2022, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2023	$266	$49
2024	228	46
2025	187	33
2026	178	24
2027	174	22
Thereafter	522	36
Total lease payments	$1,555	$210
Less imputed interest	(212)	(21)
Total lease obligations	1,343	189
Less current obligations	(225)	(42)
Long-term lease obligations	$1,118	$147

The table below presents additional information related to the Company's leases:

Weighted average remaining lease term	December 31, 2022	December 31, 2021
Operating leases	8 years	8 years
Finance leases	6 years	6 years

Weighted average discount rate
Operating leases (a)	3.6%	3.5%
Finance leases	3.9%	3.8%

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

Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. In connection with the receipt of Payroll Support, the Company was prohibited from paying dividends with respect to its common stock through September 30, 2022. See Note 2 for further information on the Payroll Support programs. On December 6, 2022, the Company announced that the Board reinstated and declared a quarterly cash dividend of $.18 per share to Shareholders of record at the close of business on January 10, 2023, on all shares then issued and outstanding. At December 31, 2022, the Company had 75 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 34 million shares had not been granted) through various share-based compensation arrangements. See Note 10 to the Consolidated Financial Statements for information regarding the Company's equity plans.

10. STOCK PLANS

Share-based Compensation

Notes to Consolidated Financial Statements
The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income (Loss) for the years ended December 31, 2022, 2021, and 2020, reflects share-based compensation expense of $84 million, $58 million, and $17 million, respectively. The total tax impact recognized in earnings from share-based compensation arrangements for the years ended December 31, 2022, 2021, and 2020, was not material. As of December 31, 2022, there was $56 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all unvested shares associated with time-based restricted stock unit awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which was approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2022, 2021, and 2020.

The RSUs are scheduled to vest with respect to one-third of the shares covered thereby annually. Other than in connection with death or disability, vesting is subject to the individual’s continued service as an Employee, Board member, or advisor through the vesting date. However, with respect to the RSUs granted in 2021 and 2022, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” any outstanding unvested RSUs will remain outstanding as if the individual’s service has not terminated and will continue to vest in accordance with the schedule set forth in the notice of the grant. An individual's termination of service will be considered a "qualified retirement" if (a) the individual has completed at least 10 years of continuous service; (b) the individual’s age plus completed years of continuous service equal at least 65 at the time of the individual’s termination of service; and (c) the individual has not been terminated for cause.

Under the 2020 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's return on invested capital, after tax (“ROIC”) performance and ranges from zero PBRSUs to 200 percent of granted PBRSUs. ROIC for the Performance Period was the average of the ROIC over the three full fiscal years within the Performance Period (2020, 2021, and 2022), and vesting is also subject generally to the individual’s continued employment or service. Based on actual ROIC for the Performance Period, the number of PBRSUs expected to vest for the 2020 grants was zero.

With respect to PBRSUs granted in 2021, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's cumulative Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the years 2022 and 2023 and ranges from 10 percent of granted PBRSUs to 300 percent of granted PBRSUs, only after a minimum performance level has been achieved. However, in the event the Company's pre-tax average return on invested capital for 2021 and 2022 exceeds the median (i.e., 50th percentile) average return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent.

Under the 2022 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero PBRSUs to 300 percent of granted PBRSUs. Adjusted ROIC for the Performance Period is the average of the ROIC over the three full fiscal years within the Performance Period (2022, 2023, and 2024), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

Notes to Consolidated Financial Statements

With respect to PBRSUs granted in 2021 and 2022, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” such individual’s PBRSUs will remain outstanding as if the individual’s service has not terminated and will otherwise be settleable in accordance with the notice of grant and applicable terms and conditions; however, the number of shares received upon settlement will be prorated based on the individual’s number of days of service between the date of grant and the end of the performance period.

For all RSU and PBRSU grants, forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are trued-up to actuals over the vesting period. For all RSU and PBRSU grants, the Company recognizes all expense on a straight-line basis over the vesting period, as adjusted for qualified retirement provisions, with any changes in expense due to the number of RSUs and PBRSUs expected to vest being modified on a prospective basis.

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2019	1,545		$57.65
Granted	1,235	(a)	56.89
Vested	(715)		54.70
Surrendered	(103)		58.04
Outstanding December 31, 2020	1,962		57.81
Granted	1,463	(b)	46.58
Vested	(790)		59.48
Surrendered	(74)		51.36
Outstanding December 31, 2021	2,561		51.81
Granted	1,041	(c)	44.88
Vested	(559)		51.85
Surrendered	(100)		48.59
Outstanding December 31, 2022	2,943		47.97
(a) Includes 519 thousand PBRSUs
(b) Includes 466 thousand PBRSUs
(c) Includes 700 thousand PBRSUs

In addition, the Company granted approximately 42 thousand shares of unrestricted stock at a weighted average grant price of $44.23 in 2022, approximately 27 thousand shares at a weighted average grant price of $60.39 in 2021, and approximately 54 thousand shares at a weighted average grant price of $29.60 in 2020, to members of its Board of Directors.

A remaining balance of up to 16 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 18 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

Notes to Consolidated Financial Statements
The following table provides information about the Company’s ESPP activity during 2022, 2021, and 2020:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2020	1,386	$34.39	$3.82
December 31, 2021	1,083	$47.31	$5.19
December 31, 2022	1,453	$36.10	$4.02
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

As of December 31, 2022, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	December 31, 2022	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2022
2023	1,084	WTI crude oil and Brent crude oil
2024	748	WTI crude oil and Brent crude oil
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

If a derivative initially does not qualify or ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the Consolidated Statement of Income (Loss) in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices or volumes of fuel purchased, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Certain types of derivative instruments do not qualify for hedge accounting, including those that result in a net sold position (sold gallons exceeding purchased gallons). Increased volatility in certain commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though certain derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes they continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.

During 2020 and 2021, as a result of the drastic drop in demand for air travel due to the COVID-19 pandemic, the Company's forecast for 2020 and 2021 fuel purchases and consumption was significantly reduced, causing the Company to be in an estimated "over-hedged" position for second, third, and fourth quarter 2020, and full year 2021. Therefore, the Company de-designated a portion of its fuel hedges related to these periods, and reclassified approximately $39 million and $6 million in losses from AOCI into Other (gains) losses, net, during 2020 and 2021, respectively. The Company did not have any such situations occur during 2022.
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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

Notes to Consolidated Financial Statements

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$352	$409	$—	$—
Fuel derivative contracts (gross)	Other assets	160	287	—	—
Interest rate derivative contracts	Other assets	14	—	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	—	4
Total derivatives designated as hedges		$526	$696	$—	$4
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2022	2021
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$106	$80
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	—	95
Receivable from third parties for fuel contracts	Accounts and other receivables	34	8

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of December 31, 2022, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Consolidated Financial Statements

Offsetting of derivative assets
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet		Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$352	$(106)	(b)	$246		$409	$(80)	$329
Fuel derivative contracts	Other assets	$160	$—		$160	(a)	$287	$(95)	$192	(a)
Interest rate derivative contracts	Other assets	$14	$—		$14	(a)	$—	$—	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2022					December 31, 2021
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$106	$(106)	(b)	$—		$80	$(80)	$—
Fuel derivative contracts	Other assets	$—	$—		$—	(a)	$95	$(95)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$—	$—		$—		$4	$—	$4

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income (Loss) for the years ended December 31, 2022 and 2021:

Location and amount recognized in income on cash flow hedging relationships
	Year ended December 31, 2022		Year ended December 31, 2021
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other (gains)/losses, net	Other operating expenses
Total	$(832)	$7	$4	$6	$6

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	(832)	—	4	6	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	7	—	—	6

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) Loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2022	2021
Fuel derivative contracts	$(494)	$(461)
Interest rate derivatives	(14)	(2)
Total	$(508)	$(463)

Derivatives not designated as hedges
	(Gain) Loss recognized in income on derivatives

	Year ended
	December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2022	2021
Fuel derivative contracts	$(41)	$(13)	Other (gains) losses, net

The Company also recorded expense (benefit) associated with premiums paid (received) for fuel derivative contracts that settled/expired during 2022, 2021, and 2020. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact of premiums paid or received for fuel derivative contracts and their location within the Consolidated Statement of Income (Loss) during the period the contract settles:

Notes to Consolidated Financial Statements

	Premium (benefit) expense recognized in income on derivatives

	Year ended December 31,			Location of premium (benefit) expense recognized in income on derivatives

(in millions)	2022	2021	2020
Fuel derivative contracts designated as hedges	$105	$57	$64	Fuel and oil
Fuel derivative contracts not designated as hedges	$(28)	$43	$34	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of December 31, 2022, recorded in AOCI, were approximately $179 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2022.

Interest Rate Swaps

The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges. The Company did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented. Several of the Company's interest rate swap agreements qualify for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in earnings.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling an asset of $14 million are cash flow hedges and are classified as components of Other assets. The corresponding offsetting adjustment related to the asset associated with the Company’s cash flow hedges is to AOCI. See Note 13.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At December 31, 2022, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2022, at which such postings are triggered:

Notes to Consolidated Financial Statements

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$139	$66	$107	$23	$68	$40	$53	$16	$512
Cash collateral held from CP	106	—	—	—	—	—	—	—	106
Letters of credit (LC)	—	—	—	—	—	—		—	—
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)

(a) Individual counterparties with fair value of fuel derivatives <$16 million.
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

As of December 31, 2022, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills and time deposits), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Notes to Consolidated Financial Statements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and December 31, 2021:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,040	$9,040	$—	$—
Commercial paper	179	—	179	—
Certificates of deposit	23	—	23	—
Time deposits	250	—	250	—
Short-term investments:
Treasury bills	2,226	2,226	—	—
Certificates of deposit	124	—	124	—
Time deposits	450	—	450	—
Fuel derivatives:
Option contracts (b)	512	—	—	512
Interest rate derivatives (see Note 11)	14	—	14	—
Equity Securities	235	235	—	—
Total assets	$13,053	$11,501	$1,040	$512
(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$12,340	$12,340	$—	$—
Commercial paper	90	—	90	—
Time deposits	50	—	50	—
Short-term investments:
Treasury bills	2,399	2,399	—	—
Time deposits	625	—	625	—
Fuel derivatives:
Option contracts (b)	696	—	—	696
Equity Securities	288	288	—	—
Total assets	$16,488	$15,027	$765	$696
Liabilities
Interest rate derivatives (see Note 11)	$(4)	$—	$(4)	$—
(a) Cash equivalents are primarily composed of money market investments.

Notes to Consolidated Financial Statements
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2022 and 2021:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2021	$696
Total gains for the period
Included in earnings	41	(a)
Included in other comprehensive income	645
Purchases	79	(b)
Settlements	(949)
Balance at December 31, 2022	$512
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2022	$122
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Income (Loss).
(b) The purchase and sale of fuel derivatives is recorded gross based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2020	$134
Total gains for the period
Included in earnings	7	(a)
Included in other comprehensive loss	609
Purchases	34	(b)
Settlements	(88)
Balance at December 31, 2021	$696
The amount of total gains for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2021	$541
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at December 31, 2022:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	2023	26-48%	42%
			2024	34-45%	37%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2022, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
1.25% Convertible Notes due 2025	1,611	1,917	Level 2
5.25% Notes due 2025	1,302	1,308	Level 2
3.00% Notes due 2026	300	276	Level 2
3.45% Notes due 2027	300	276	Level 2
5.125% Notes due 2027	1,727	1,713	Level 2
7.375% Debentures due 2027	114	120	Level 2
2.625% Notes due 2030	500	415	Level 2
1.000% Payroll Support Program Loan due April 2030	976	850	Level 3
1.000% Payroll Support Program Loan due January 2031	566	475	Level 3
1.000% Payroll Support Program Loan due April 2031	526	436	Level 3

Notes to Consolidated Financial Statements
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting, unrealized gains and losses on certain investments, and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2022 and 2021:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$(119)	$(66)	$(43)	$91	$32	$(105)
Cumulative effect of adopting ASU 2016-01 as of January 1, 2018	—	—	—	(31)	11	(20)
Changes in fair value	601	3	109	—	(166)	547
Reclassification to earnings	10	6	—	(60)	10	(34)
Balance at December 31, 2021	$492	$(57)	$66	$—	$(113)	$388
Changes in fair value	645	18	106	—	(179)	590
Reclassification to earnings	(832)	7	(2)	—	193	(634)
Balance at December 31, 2022	$305	$(32)	$170	$—	$(99)	$344

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2022:

Year ended December 31, 2022

(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Income (Loss)
AOCI components
Unrealized (gain) on fuel derivative instruments	$(832)	Fuel and oil expense
	—	Other (gains) losses, net
	(195)	Less: Tax expense
	$(637)	Net of tax
Unrealized loss on interest rate derivative instruments	7	Other operating expenses
	2	Less: Tax expense
	$5	Net of tax
Unrealized (gain) on defined benefit plan	$(2)	Other (gains) losses, net
	—	Less: Tax expense
	$(2)	Net of tax

Total reclassifications for the period	$(634)	Net of tax

14. EMPLOYEE RETIREMENT PLANS
Defined Contribution Plans

Southwest has defined contribution plans covering substantially all of its Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code of 1986, as

Notes to Consolidated Financial Statements
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

Amounts associated with the Company's defined contribution plans expensed in 2022, 2021, and 2020, reflected as a component of Salaries, wages, and benefits, were $793 million, $749 million, and $561 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation ("APBO") for the years ended December 31, 2022 and 2021:

(in millions)	2022	2021
APBO at beginning of period	$330	$428
Service cost	19	25
Interest cost	9	10
Benefits paid	(11)	(24)
Actuarial gain	(106)	(109)
APBO at end of period	$241	$330

During 2022, the Company recorded a $106 million actuarial gain as a decrease to the APBO with an offset to AOCI. This 2022 actuarial gain is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial gain was an increase in the discount rate used.

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $17 million in 2023, $17 million in 2024, $18 million in 2025, $19 million in 2026, $19 million in 2027, and $113 million for the next five years thereafter.

The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other non-current liabilities on the Company’s Consolidated Balance Sheet at December 31, 2022 and 2021.

(in millions)	2022	2021
Funded status	$(241)	$(330)
Unrecognized net actuarial gain	(173)	(69)
Unrecognized prior service cost	3	3
Accumulated other comprehensive income	170	66
Consolidated Balance Sheet liability	$(241)	$(330)

Notes to Consolidated Financial Statements

The consolidated periodic postretirement benefit cost for the years ended December 31, 2022, 2021, and 2020, included the following:

(in millions)	2022	2021	2020
Service cost	$19	$25	$22
Interest cost	9	10	10
Amortization of prior service cost	$—	—	1
Amortization of net gain	(2)	—	—
Curtailment	—	—	53
Special termination benefits	—	—	2
Net periodic postretirement benefit cost	$26	$35	$88

Service cost and Special termination benefits are recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income (Loss). Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2022, 2021, and 2020:

	2022	2021	2020
Weighted-average discount rate	5.60%	2.90%	2.45%
Assumed healthcare cost trend rate (a)	6.50%	6.25%	6.75%

(a)The assumed healthcare cost trend rate is expected to be 6.50% for 2023, then decline gradually to 4.75% by 2030 and remain level thereafter.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate increased during 2022 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

Notes to Consolidated Financial Statements
15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2022 and 2021, are as follows:

(in millions)	2022	2021
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,279	$2,883
Prepaid insurance	238	189
Operating lease right-of-use assets	311	356
Other	154	188
Total deferred tax liabilities	3,982	3,616
DEFERRED TAX ASSETS:
Accrued employee benefits	424	341
Rapid rewards loyalty liability	616	636
Operating lease liabilities	313	371
Customer flight credits	43	305
Net operating losses and tax credits (a)	310	36
Other	291	157
Total deferred tax assets	1,997	1,846
Net deferred tax liability	$1,985	$1,770
(a) At December 31, 2022 and 2021, the Company had approximately $43 million and $44 million, respectively, of state net operating loss carryforwards (tax effected) to reduce future state taxable income. These state net operating loss carryforwards will expire in years 2025 - 2041 if unused. At December 31, 2022, the Company had $275 million (tax effected) of federal net operating loss carryforwards that were generated in 2022. The federal net operating loss can be carried forward indefinitely.

The provision (benefit) for income taxes is composed of the following:

(in millions)	2022	2021	2020
CURRENT:
Federal (a)	$(36)	$337	$(273)
State	(3)	33	(5)
Change in federal statutory rate (b)	—	(2)	(188)
Total current	(39)	368	(466)
DEFERRED:
Federal (a)	208	(43)	(589)
State	20	23	(127)
Total deferred	228	(20)	(716)
Income tax provision (benefit)	$189	$348	$(1,182)
(a) The CARES Act allows entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. The Company filed the refund claim with the IRS, and received a refund of $472 million during second quarter 2022.
(b) The benefit is representative of the excess refund generated as the result of carrying the 2020 losses back to a period when the federal statutory tax rate was 35 percent as opposed to the current tax rate of 21 percent.

Notes to Consolidated Financial Statements
The effective tax rate on Income (loss) before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2022	2021		2020
Tax at statutory U.S. tax rates	$153	$278		$(894)
State income taxes, net of federal benefit	12	45		(115)
Change in federal statutory tax rate	—	(2)	(a)	(188)	(a)
Convertible debt repurchases	31	21		10
Federal tax credits	(13)	(2)		(1)
Other, net	6	8		6
Total income tax provision (benefit)	$189	$348		$(1,182)
(a) The benefit is representative of the excess refund generated as the result of carrying the 2020 losses back to a period when the federal statutory tax rate was 35 percent as opposed to the current tax rate of 21 percent.

The only periods subject to examination for the Company’s federal tax return are 2020, 2021 and 2022 tax years. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

16. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2022	December 31, 2021
Trade receivables	$117	$58
Credit card receivables	85	83
Business partners and other suppliers	478	432
Taxes receivable (a)	133	699
Fuel hedging and receivables	34	8
Other	193	77
Accounts and other receivables	$1,040	$1,357

(in millions)	December 31, 2022	December 31, 2021
Derivative contracts	$174	$192
Intangible assets, net	296	295
Other	385	395
Other assets	$855	$882

(in millions)	December 31, 2022	December 31, 2021
Accounts payable trade	$277	$156
Salaries, withholdings and payroll taxes	456	368
Ticket taxes and fees	242	236
Aircraft maintenance payable	65	42
Fuel payable	188	170
Dividends payable	107	—
Customer reimbursements and refunds (b)	311	—
Other payable	358	310
Accounts payable	$2,004	$1,282

Notes to Consolidated Financial Statements

(in millions)	December 31, 2022	December 31, 2021
Voluntary Separation Program	72	92
Profitsharing and savings plans	167	262
Vacation pay	484	451
Health	261	152
Workers compensation	164	141
Property and income taxes	37	65
Interest	45	46
Deferred supplier payments (c)	—	80
Contract labor and non-contract incentive accruals (d)	563	150
Other	250	185
Accrued liabilities	$2,043	$1,624

(in millions)	December 31, 2022	December 31, 2021
Voluntary Separation Program	147	233
Postretirement obligation	241	330
Other deferred compensation	331	369
Other	250	292
Other noncurrent liabilities	$969	$1,224

(a) This amount includes approximately $472 million as of December 31, 2021, associated with a significant cash tax refund expected as a result of the CARES Act allowing entities to carry back 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid. The refund was received by the Company during second quarter 2022. This amount as of December 31, 2021, also includes excise taxes remitted to taxing authorities for which the subsequent flights were canceled by Customers, resulting in a refund due back to the Company. The excise tax refund of approximately $139 million was received during fourth quarter 2022.
(b) This amount includes customer reimbursement expenses due to the December 2022 operational disruption and refund submissions that had yet to be processed at year-end due to the volume of refund requests as a result of the operational disruption in December. The requests are expected to be processed in first quarter 2023. See Note 1 for further information.
(c) Represents amounts owed at December 31, 2021, for aircraft deliveries received that were subsequently relieved via future payments to supplier. See Note 17 for further information.
(d) Primarily consists of anticipated contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay.

For further information on fuel derivative and interest rate derivative contracts, see Note 11.

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceed 10 percent of Total operating expenses, net.

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

The most significant financial impacts of the grounding resulting from the FAA's emergency order were the lost revenues, operating income, operating cash flows, and delayed capital expenditures, directly associated with the Company's grounded MAX fleet and other new aircraft that were not able to be delivered.
During 2019, the Company entered into a Memorandum of Understanding with Boeing to compensate Southwest for estimated financial damages incurred during 2019 related to the grounding of the MAX. The terms of the agreement are confidential, but were intended to provide for a substantial portion of the Company’s financial damages associated with both the 34 MAX aircraft that were grounded as of March 13, 2019, as well as the 41 additional MAX aircraft the Company was scheduled to receive (28 owned MAX from Boeing and 13 leased MAX from third parties) from March 13, 2019 through December 31, 2019. The Company will account for substantially all of the proceeds received from Boeing as a reduction in cost basis spread across both the existing 31 owned MAX in the Company’s fleet at the time, and the Company’s future firm aircraft deliveries as of the date of the agreement. A total of $428 million in proceeds received in cash from Boeing are reflected within Investing Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2020. No material financial impacts of the agreement were realized in the Company’s earnings during the years ended December 31, 2020, 2021, or 2022.

During December 2020, the Company entered into an agreement with Boeing to compensate the Company for estimated financial damages incurred during 2020 related to the grounding of the MAX. The terms of the agreement are confidential, but the compensation was in the form of credit memos taken against future payments due to Boeing as aircraft were delivered in accordance with the amended delivery schedule, or as future progress payments were due. The Company accounted for substantially all of the compensation received from Boeing as a reduction in cost basis spread across both the existing owned MAX in the Company’s fleet, and the Company’s future firm aircraft deliveries from Boeing as of the date of the agreement. During fourth quarter 2021, the Company fully utilized the credits from Boeing, and no credits remained as of December 31, 2021. No material financial impacts of the agreement were realized in the Company’s earnings for the year ended December 31, 2022.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments in 2022 due to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Notes to Consolidated Financial Statements
below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Notes to Consolidated Financial Statements

Valuation of fuel derivative instruments
Description of the Matter
As described in Notes 1, 11, and 12 to the consolidated financial statements, the Company’s fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange and require the Company to estimate their fair values. The fair value of fuel option contracts is determined using option pricing models with inputs such as commodity prices, strike prices, risk-free interest rates, term to expiration and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3 fair value measures. The Company analyzes volatility information for reasonableness and compares it to similar information received from external sources and limited observable market data. The fair value of the option contracts considers both the intrinsic value and any remaining time value associated with the derivatives that have not settled.

Auditing the fair value measurement of fuel option contracts is complex and requires significant judgment in order to evaluate the application of the option pricing model and evaluating the reasonableness of the unobservable input of implied volatility used in the fair value measurement of the Company’s fuel option contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate the fair value of fuel option contracts, including controls that related to the volatility input.

To test the valuation of fuel derivative instruments, our audit procedures included, among others, involving internal valuation specialists to assist in the testing of the significant inputs into the option pricing model by comparing the market data inputs, including volatility, to external sources. With the support of our specialists, we also tested the application of and the computational accuracy of the option pricing model by performing independent corroborative calculations. Additionally, we compared the Company’s fuel option contract valuations to the counterparty valuations, which were independently obtained as part of our audit procedures.

Loyalty Program - Valuation of co-brand marketing component
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company executed an amended co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”), through which the Company primarily sells loyalty points and the use of its brand and access to its Rapid Rewards Member lists to Chase. The Company estimated the selling prices and volumes of the contract deliverables over the term of the Agreement to determine the allocation of proceeds to the Southwest Airlines brand and access to Rapid Rewards Member lists (collectively, the “marketing component”). The Company estimated the standalone selling price of each of the performance obligations and projected cash flows over the term of the Agreement to determine the allocation of proceeds to each of the performance obligations, including the marketing component.

Auditing the valuation of the marketing component of the co-brand agreement with Chase was complex and highly judgmental due to the absence of observable standalone selling prices. A change in the estimated selling price of the marketing component could have a material impact on the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the estimated standalone selling price of the marketing component and the completeness and accuracy of the data underlying the estimate.

To test the estimated selling price of the marketing component, our audit procedures included, among others, involving a valuation specialist to assist in testing the methodology used to develop the estimated standalone selling price of the marketing component and assessing the reasonableness of certain inputs used to develop the estimate. Additionally, we assessed the sensitivity of the Company’s recognized revenue to changes in the inputs used to estimate the standalone selling price of the marketing component.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.

Dallas, Texas
February 6, 2023

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 6, 2023 expressed an unqualified opinion thereon.

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
February 6, 2023

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

On February 1, 2023, the Company's Board of Directors approved the Company's Third Amended and Restated Bylaws ("Amended and Restated Bylaws"), effective as of such date. Among other matters, the Amended and Restated Bylaws (i) revise procedures and disclosure requirements for the nomination of directors to address new Rule 14a-19 of the Securities Exchange Act of 1934 relating to universal proxy cards; (ii) provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of claims under the Securities Act of 1933; (iii) clarify certain provisions about some of the Company's officer positions; (iv) clarify that a resigning director or executive officer must provide written notice of such resignation; (v) clarify the power of the chair of a meeting of shareholders of the Company to establish certain rules and procedures for, and make determinations with respect to, such meeting; (vi) adopt gender-neutral pronoun designations; and (vii) make other minor administrative, modernizing, clarifying and conforming changes, including adding certain clarifying language to better conform the Amended and Restated Bylaws to the Texas Business Organizations Code. The foregoing summary of the amendments to the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Form 10-K and is incorporated herein by reference.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,942,886	(1)	$—	(2)	33,823,841	(3)
Equity Compensation Plans not Approved by Security Holders	—		$—		—
Total	2,942,886		$—	(2)	33,823,841

(1)Restricted share units settleable in shares of the Company’s common stock.
(2)Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.
(3) Of these shares, (i) 18,426,805 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 15,397,036 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,029,685 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The Company's independent registered public accounting firm is Ernst & Young LLP, Dallas, TX, Auditor Firm ID: 42.

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.2	Third Amended and Restated Bylaws of the Company, effective February 1, 2023.

4.1
Specimen certificate representing common stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-7259)).

4.2
Indenture dated as of September 17, 2004, between the Company and Wells Fargo Bank, N.A., Trustee (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-7259)).

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

10.1
Form of Amended and Restated Executive Service Recognition Plan Executive Employment Agreement between the Company and certain Officers of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.2
Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of February 1, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-7259)). (2)

10.3
Southwest Airlines Co. Amended and Restated Severance Plan for Directors (as amended and restated effective May 19, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7259)).

10.4
Southwest Airlines Co. Outside Director Incentive Plan (as amended and restated effective May 16, 2007) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-7259)).

10.5	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 18, 2015 (File No. 1-7259)). (2)

10.6	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

10.7
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

10.10
Form of Indemnification Agreement between the Company and its Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2009 (File No. 1-7259)).

10.11
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-7259)). (2)

10.11(a)
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (effective 2021) (incorporated by reference to Exhibit 10.13(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
Fourth Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, the Second Amendment dated as of November 23, 2020, and the Third Amendment dated as of July 28, 2021, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of July 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-7259)).

10.18
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company; Supplemental Agreement No. 1; Supplemental Agreement No. 2; Supplemental Agreement No. 3; Supplemental Agreement No. 4; Supplemental Agreement No. 5; Supplemental Agreement No. 6; Supplemental Agreement No. 7; Supplemental Letter Agreement No. 6-1162-KLK-0059R3; Supplemental Agreement No. 8; Supplemental Agreement No. 9; Supplemental Agreement No. 10; and Supplemental Letter Agreement No. 03729-LA-1808800 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 11 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-MISC-2001512 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CJM-039 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Agreement No. 12 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CAF-0390R2 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 13 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 14 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 15 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 16 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 17 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 18 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-7259)). (1)

10.18(a)	Supplemental Agreement No. 19 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.19	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

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

10.32
Form of Restricted Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-7259)). (2)

10.33
Form of Restricted Cash Performance Award and Terms and Conditions (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-7259)). (2)

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

SOUTHWEST AIRLINES CO.

February 6, 2023	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 6, 2023, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ ROBERT E. JORDAN	President & Chief Executive Officer & Director (Principal Executive Officer)
Robert E. Jordan

/s/ TAMMY ROMO	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ GARY C. KELLY	Executive Chairman of the Board
Gary C. Kelly

/s/ RON RICKS	Vice Chairman of the Board
Ron Ricks

/s/ DAVID W. BIEGLER	Director
David W. Biegler

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ JOHN G. DENISON	Director
John G. Denison

/s/ THOMAS W. GILLIGAN	Director
Thomas W. Gilligan

/s/ DAVID P. HESS	Director
David P. Hess

/s/ NANCY B. LOEFFLER	Director
Nancy B. Loeffler

/s/ JOHN T. MONTFORD	Director
John T. Montford

/s/ CHRISTOPHER P. REYNOLDS	Director
Christopher P. Reynolds