Form 10-Q
period 2023-03-31
SOUTHWEST AIRLINES CO
filed 2023-04-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on April 27, 2023: 595,073,046

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2023 and 2022
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,359	$9,492
Short-term investments	3,315	2,800
Accounts and other receivables	1,250	1,040
Inventories of parts and supplies, at cost	736	790
Prepaid expenses and other current assets	614	686
Total current assets	14,274	14,808

Property and equipment, at cost:
Flight equipment	24,577	23,725
Ground property and equipment	7,008	6,855
Deposits on flight equipment purchase contracts	283	376
Assets constructed for others	34	28
	31,902	30,984
Less allowance for depreciation and amortization	13,878	13,642
	18,024	17,342
Goodwill	970	970
Operating lease right-of-use assets	1,380	1,394
Other assets	898	855
	$35,546	$35,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,729	$2,004
Accrued liabilities	2,118	2,043
Current operating lease liabilities	233	225
Air traffic liability	7,217	6,064
Current maturities of long-term debt	32	42
Total current liabilities	11,329	10,378

Long-term debt less current maturities	7,999	8,046
Air traffic liability - noncurrent	1,980	2,186
Deferred income taxes	1,888	1,985
Noncurrent operating lease liabilities	1,112	1,118
Other noncurrent liabilities	936	969
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,058	4,037
Retained earnings	15,995	16,261
Accumulated other comprehensive income	197	344
Treasury stock, at cost	(10,836)	(10,843)
Total stockholders' equity	10,302	10,687
	$35,546	$35,369

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2023	2022
OPERATING REVENUES:
Passenger	$5,105	$4,135
Freight	41	42
Other	560	517
Total operating revenues	5,706	4,694

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	2,478	2,229
Fuel and oil	1,547	1,004
Maintenance materials and repairs	240	211
Landing fees and airport rentals	408	346
Depreciation and amortization	365	324
Other operating expenses	952	731
Total operating expenses, net	5,990	4,845

OPERATING LOSS	(284)	(151)

OTHER EXPENSES (INCOME):
Interest expense	66	93
Capitalized interest	(6)	(9)
Interest income	(125)	(3)
Loss on extinguishment of debt	—	72
Other (gains) losses, net	(14)	72
Total other expenses (income)	(79)	225

LOSS BEFORE INCOME TAXES	(205)	(376)
BENEFIT FOR INCOME TAXES	(46)	(98)

NET LOSS	$(159)	$(278)

NET LOSS PER SHARE, BASIC	$(0.27)	$(0.47)

NET LOSS PER SHARE, DILUTED	$(0.27)	$(0.47)

COMPREHENSIVE INCOME (LOSS)	$(306)	$225

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	594	592
Diluted	594	592
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	1	—	—	7	8
Share-based compensation	—	20	—	—	—	20
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(159)	(147)	—	(306)
Balance at March 31, 2023	$888	$4,058	$15,995	$197	$(10,836)	$10,302

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	—	—	7	7
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	(278)	503	—	225
Balance at March 31, 2022	$888	$3,940	$15,551	$891	$(10,853)	$10,417
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159)	$(278)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	365	324
Impairment of long-lived assets	—	16
Unrealized mark-to-market adjustment on available for sale securities	(4)	5
Unrealized/realized (gain) loss on fuel derivative instruments	—	34
Deferred income taxes	(52)	(97)
Loss on extinguishment of debt	—	72
Changes in certain assets and liabilities:
Accounts and other receivables	(232)	(334)
Other assets	50	(44)
Accounts payable and accrued liabilities	(72)	177
Air traffic liability	947	885
Other liabilities	(47)	(105)
Cash collateral received from (provided to) derivative counterparties	(30)	385
Other, net	(60)	31
Net cash provided by operating activities	706	1,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,046)	(510)
Assets constructed for others	(6)	(4)
Purchases of short-term investments	(2,204)	(925)
Proceeds from sales of short-term and other investments	1,679	1,300
Net cash used in investing activities	(1,577)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	9	6
Payments of long-term debt and finance lease obligations	(59)	(93)
Payments of cash dividends	(214)	—
Payments for repurchases and conversions of convertible debt	—	(230)
Other, net	2	3
Net cash used in financing activities	(262)	(314)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,133)	618
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,492	12,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,359	$13,098

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$19	$20
Income taxes	$2	$4

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt	$—	$245
Right-of-use assets acquired under operating leases	$47	$24
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Income (Loss)
5. Revenue
6. Net Loss Per Share
7. Fair Value Measurements
8. Supplemental Financial Information
9. Commitments and Contingencies
10. Financing Activities

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

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. The Company returned to a normal operating schedule on December 30, 2022. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For first quarter 2023, these events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased expenses of approximately $55 million, which are included in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023. These expenses included reimbursements to Customers impacted by the cancellations for costs they incurred in excess of the amounts accrued as of December 31, 2022, adjustments to the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers as a result of changes in the estimates of the points expected to be redeemed, and additional premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts. The financial impacts of the event to the Company also included the elimination of profitsharing expenses for the quarter. The continuing effects of this event significantly contributed to the Company recording a net loss for first quarter 2023 in the amount of $159 million.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2023 and 2022 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2023. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2022, the Company has reclassified $72 million from Other (gains) losses, net to Loss on extinguishment of debt.

2.    NEW ACCOUNTING PRONOUNCEMENTS

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the three months ended March 31, 2023.

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

As of March 31, 2023, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	March 31, 2023	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2023
Remainder of 2023	813	West Texas Intermediate ("WTI") crude oil and Brent crude oil
2024	1,265	WTI crude oil and Brent crude oil
2025	227	Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices and the Company's flight schedule fluctuate.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Qualification is re-evaluated quarterly, and all periodic changes in fair value of the derivatives designated as hedges are recorded in Accumulated other comprehensive income ("AOCI") until the underlying jet fuel is consumed. See Note 4.

When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations where a derivative ceased to qualify for hedge accounting during 2022, or during the three months ended March 31, 2023.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	3/31/2023	12/31/2022
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$228	$352
Fuel derivative contracts (gross)	Other assets	167	160
Interest rate derivative contracts	Other assets	13	14
Total derivatives designated as hedges		$408	$526
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2023	2022
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$65	$106
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	11	—
Receivable from third parties for fuel contracts	Accounts and other receivables	15	34

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of March 31, 2023, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company has the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2023				December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$228	$(65)	$163		$352	$(106)	$246
Fuel derivative contracts	Other assets	$167	$(11)	$156	(a)	$160	$—	$160	(a)
Interest rate derivative contracts	Other assets	$13	$—	$13	(a)	$14	$—	$14	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2023			December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$65	$(65)	$—	$106	$(106)	$—
Fuel derivative contracts	Other assets	$11	$(11)	$—	$—	$—	$—

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended March 31, 2023		Three months ended March 31, 2022
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(28)	$2	$(203)	$2

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) reclassified from AOCI into income	(28)	—	(203)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	2

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2023	2022
Fuel derivative contracts	$125	$(654)
Interest rate derivatives	2	(4)
Total	$127	$(658)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	March 31,
(in millions)	2023	2022
Fuel derivative contracts	$—	$34	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2023 and 2022. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	March 31,
(in millions)	2023	2022
Fuel derivative contracts designated as hedges	$30	$26	Fuel and oil

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of March 31, 2023, recorded in AOCI, were approximately $75 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2023.

Interest Rate Swaps
The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges. The Company did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented. All of the Company's interest rate swap agreements qualify for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in earnings.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. At March 31, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2023, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$96	$51	$78	$23	$55	$29	$48	$15	$395
Cash collateral held from CP	76	—	—	—	—	—	—	—	76
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
(a) Individual counterparties with fair value of fuel derivatives < $16 million.
(b) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(c) Thresholds may vary based on changes in credit ratings within investment grade.
(d) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net loss and Comprehensive income (loss) for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(in millions)	2023	2022
NET LOSS	$(159)	$(278)
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($44) and $151	(147)	498
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $0 and $2	—	5
Total other comprehensive income (loss)	$(147)	$503
COMPREHENSIVE INCOME (LOSS)	$(306)	$225

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2023:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items		Deferred tax impact	Accumulated other comprehensive income
Balance at December 31, 2022	$305	$(32)	$170		$(99)	$344
Changes in fair value	(163)	(2)	—		38	(127)
Reclassification to earnings	(28)	2	—	(a)	6	(20)
Balance at March 31, 2023	$114	$(32)	$170		$(55)	$197

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2023:

Three months ended March 31, 2023
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized (gain) on fuel derivative instruments	$(28)	Fuel and oil expense
	(6)	Less: Tax expense
	$(22)	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$(20)	Net of tax

5.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in millions)	2023	2022
Passenger non-loyalty	$4,082	$3,364
Passenger loyalty - air transportation	825	624
Passenger ancillary sold separately	198	147
Total passenger revenues	$5,105	$4,135

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2023, and December 31, 2022, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2023	December 31, 2022
Air traffic liability - passenger travel and ancillary passenger services	$4,007	$3,061
Air traffic liability - loyalty program	5,190	5,189
Total Air traffic liability	$9,197	$8,250

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2023 and 2022 were as follows (in millions):

	Three months ended March 31,
	2023	2022
Air traffic liability - loyalty program - beginning balance	$5,189	$4,789
Amounts deferred associated with points awarded	846	736
Revenue recognized from points redeemed - Passenger	(825)	(624)
Revenue recognized from points redeemed - Other	(20)	(17)
Air traffic liability - loyalty program - ending balance	$5,190	$4,884

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2023 and 2022 were as follows (in millions):

Air traffic liability
Balance at December 31, 2022	$8,250
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	6,072
Revenue from amounts included in contract liability opening balances	(2,568)
Revenue from current period sales	(2,557)
Balance at March 31, 2023	$9,197

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	5,038
Revenue from amounts included in contract liability opening balances	(1,881)
Revenue from current period sales	(2,272)
Balance at March 31, 2022	$8,610

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

Customer flight credits represents approximately 7 percent and 9 percent of the total Air traffic liability balance at March 31, 2023, and December 31, 2022, respectively.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the three months ended March 31, 2023 and 2022, the Company recognized $521 million and $486 million, respectively.

6.    NET LOSS PER SHARE
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

	Three months ended March 31,
	2023	2022
NUMERATOR:
Net loss	$(159)	$(278)
Add: Interest expense	—	—
Net loss attributable to common stockholders	(159)	(278)

DENOMINATOR:
Weighted-average shares outstanding, basic and diluted	594	592

NET LOSS PER SHARE:
Basic	$(0.27)	$(0.47)
Diluted	$(0.27)	$(0.47)

Antidilutive amounts excluded from calculations:
Convertible debt	42	47
Restricted stock units	3	—
Stock warrants	1	—

7.    FAIR VALUE MEASUREMENTS

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

As of March 31, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), interest rate derivative

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023, and December 31, 2022:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,497	$7,497	$—	$—
Commercial paper	224	—	224	—
Certificates of deposit	13	—	13	—
Time deposits	625	—	625	—
Short-term investments:
Treasury bills	3,116	3,116	—	—
Certificates of deposit	150	—	150	—
Time deposits	49	—	49	—
Fuel derivatives:
Option contracts (b)	395	—	—	395
Interest rate derivatives (see Note 3)	13	—	13	—
Equity Securities	236	236	—	—
Total assets	$12,318	$10,849	$1,074	$395
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,040	$9,040	$—	$—
Commercial paper	179	—	179	—
Certificates of deposit	23	—	23	—
Time deposits	250	—	250	—
Short-term investments:
Treasury bills	2,226	2,226	—	—
Certificates of deposit	124	—	124	—
Time deposits	450	—	450	—
Fuel derivatives:
Option contracts (b)	512	—	—	512
Interest rate derivatives (see Note 3)	14	—	14	—
Equity Securities	235	235	—	—
Total assets	$13,053	$11,501	$1,040	$512
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2023, or the year ended December 31, 2022. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2022	$512
Total gains (losses) for the period
Included in other comprehensive income	(163)
Purchases	104	(a)
Settlements	(58)
Balance at March 31, 2023	$395
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2023	$(145)
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 at March 31, 2023:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Second quarter 2023	26-42%	35%
			Third quarter 2023	32-43%	38%
			Fourth quarter 2023	34-42%	38%
			2024	31-42%	33%
			2025	30-31%	30%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2023, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
1.25% Convertible Notes due 2025	1,611	1,831	Level 2
5.25% Notes due 2025	1,302	1,308	Level 2
3.00% Notes due 2026	300	281	Level 2
3.45% Notes due 2027	300	281	Level 2
5.125% Notes due 2027	1,727	1,727	Level 2
7.375% Debentures due 2027	113	121	Level 2
2.625% Notes due 2030	500	427	Level 2
1.000% PSP1 Loan due 2030	976	866	Level 3
1.000% PSP2 Loan due 2031	566	487	Level 3
1.000% PSP3 Loan due 2031	526	448	Level 3

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2023	December 31, 2022
Trade receivables	$64	$117
Credit card receivables	185	85
Business partners and other suppliers	545	478
Taxes receivable	129	133
Fuel hedging and receivables	15	34
Other	312	193
Accounts and other receivables	$1,250	$1,040

(in millions)	March 31, 2023	December 31, 2022
Derivative contracts	$169	$174
Intangible assets, net	295	296
Equity securities	236	261
Other	198	124
Other assets	$898	$855

(in millions)	March 31, 2023	December 31, 2022
Accounts payable trade	$272	$277
Salaries, withholdings and payroll taxes	368	456
Ticket taxes and fees	434	242
Aircraft maintenance payable	91	65
Fuel payable	113	188
Dividends payable	—	107
Customer reimbursements and refunds (a)	17	311
Accrued third party services	240	196
Other payable	194	162
Accounts payable	$1,729	$2,004

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	March 31, 2023	December 31, 2022
Voluntary Separation Program	$69	$72
Profitsharing and savings plans	32	167
Vacation pay	495	484
Health	289	261
Workers compensation	166	164
Property and income taxes	53	37
Interest	164	45
Bonus and incentive pay (b)	626	563
Other	224	250
Accrued liabilities	$2,118	$2,043

(in millions)	March 31, 2023	December 31, 2022
Voluntary Separation Program	$125	$147
Postretirement obligation	242	241
Other deferred compensation	326	331
Other	243	250
Other noncurrent liabilities	$936	$969

(a) This amount includes customer reimbursement expenses due to the Company's December 2022 operational disruption and refund submissions that had yet to be processed.
(b) Primarily consists of anticipated contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay.

For further information on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Total operating expenses, net.

9.    COMMITMENTS AND CONTINGENCIES

William P. Hobby Airport

In March 2022, the Company executed a Memorandum of Agreement ("MOA") with the City of Houston, Texas (the "City") which owns William P. Hobby Airport ("Hobby") that is managed and operated by the City's Houston Airport System. Under the MOA, the Company will manage the development, design, and construction of seven new gates in Hobby's West Concourse.

The project is currently estimated to be completed in 2025 or 2026 at a cost of at least $250 million, based on initial projections. The Company will provide initial funding for the majority of the project, but is expected to be reimbursed for such funding from the City on a monthly basis and therefore should not significantly impact the Company’s liquidity. The City plans to fund these reimbursements utilizing rates and charges collected from current and future Hobby occupants, including the Company.

Based on the MOA, as well as a terminal lease amendment expected to be finalized prior to the beginning of significant construction, the Company has determined that it does not control the assets during the construction

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

period for accounting purposes, and thus will record the amounts funded for the project as a receivable until reimbursed by the City, and the balance is derecognized.

Contractual Obligations and Contingent Liabilities and Commitments

During 2022, the Company entered into supplemental agreements with The Boeing Company ("Boeing") to replace the majority of its 2023 Boeing 737 MAX 7 ("-7") firm orders with Boeing 737 MAX 8 ("-8") firm orders, among other adjustments to its near-term order book. During first quarter 2023, the Company exercised 15 -7 options for delivery in 2024 and converted 11 2024 -7 firm orders to -8 firm orders.

The delivery schedule below reflects commitments, although the timing of future deliveries is uncertain. For purposes of the delivery schedule below, the Company has included the remaining 46 of its 2022 contractual undelivered aircraft within its 2023 commitments, and has not made any further adjustments to this schedule based on current estimations. The Company now expects it will receive approximately 70 -8 aircraft deliveries in 2023. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. Given the current supply chain and aircraft delivery delays, the Company will continue working with Boeing to solidify future delivery dates.

Additional information regarding the Company's order book is included in the following table as of March 31, 2023:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2023	31		105		—	136	(c)
2024	45		11		30	86
2025	30		—		56	86
2026	30		15		40	85
2027	15		15		6	36
2028	15		15		—	30
2029	20		30		—	50
2030	—		55		—	55
2031	—		—		—	—
	186	(a)	246	(b)	132	564

(a) The delivery timing for the -7 is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.
(b) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.
(c) Includes 30 -8 deliveries received through March 31, 2023. In addition, the Company has included the remaining 46 of its 2022 contractual undelivered aircraft (14 -7s and 32 -8s) within its 2023 commitments. Due to Boeing's supply chain challenges and the current status of the -7 certification, the Company currently estimates approximately 70 -8 aircraft deliveries in 2023. The 2023 detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2022 Contractual Deliveries Remaining	14	32	46
2023 Contractual Deliveries	17	73	90
2023 Total	31	105	136

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of both supply chain constraints as well as awaiting achievement of the FAA's certification of the -7, for which Southwest expects to be the launch customer. Therefore, for purposes of the Company’s aircraft

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

order commitments with Boeing, the Company has assumed that any aircraft that were contractually due but remain undelivered as of December 31, 2022, have been rolled into the Company’s 2023 commitments, until such time as the Company and Boeing revise the aircraft order book. Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of March 31, 2023, were: $1.6 billion in 2023 (of which approximately $956 million relates to 46 MAX aircraft that were contractually committed for 2022 but were not received), $1.5 billion in 2024, $993 million in 2025, $1.4 billion in 2026, $1.1 billion in 2027, $1.3 billion in 2028, and $4.5 billion thereafter.

Subsequent to March 31, 2023 and through April 27, 2023, the Company has exercised 11 -7 options for delivery in 2024, and converted eight 2024 -7 firm orders to -8 firm orders, resulting in the Company's 2024 capital commitments increasing to $1.7 billion.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

Based on the wide-scale operational disruption for the Company, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company could be subject to fines and/or penalties resulting from investigations by the Department of Transportation or other government agencies. The Company could also face monetary damages or other costs resulting from litigation initiated by Customers and/or Shareholders. The Company is currently not able to estimate a range of possible loss for such items.

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

10. FINANCING ACTIVITIES

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of Convertible Senior Notes (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 1.25% and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2023. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's cash dividends paid in January 2023 and March 2023, the bond conversion rate changed to 26.1250 on January 9, 2023,

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

and changed to 26.2650 on March 7, 2023. The net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of March 31, 2023 and December 31, 2022.

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended March 31,
(in millions)	2023	2022
Non-cash amortization of debt issuance costs	3	3
Contractual coupon interest	5	6
Total interest expense	$8	$9

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies during the three months ended March 31, 2023. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three months ended March 31, 2023.

The following table presents the impact of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt (excluding payments on finance leases) for the three months ended March 31, 2022. No such instances of partial extinguishment or early prepayment of debt occurred for the three months ended March 31, 2023.

	Three months ended March 31, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs	Accrued Interest
1.25% Convertible Notes due 2025	$230	$164	$69	$(3)	$—
5.125% Notes due 2027	34	30	3	—	1
Total	$264	$194	$72	$(3)	$1

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In July 2022, this facility was amended to extend the expiration date to August 2025 and to change the benchmark rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). For the three months ended March 31, 2023 and 2022, there were no amounts outstanding under the Amended A&R Credit Agreement.

On December 5, 2022, the Company signed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft was purchased, the Company relieved its related lease liability but continues to recognize the cost of the aircraft within Property and equipment in the unaudited Condensed Consolidated Balance Sheet. As of March 31, 2023, the Company had completed the purchase of all 39 aircraft, including the 31 aircraft purchased in 2022. The Company paid the lessor $88 million as part of this transaction for the remaining eight aircraft in first quarter 2023, of which $50 million was recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. The remaining $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for the three months ended March 31, 2023. The Company has 28 finance leased aircraft remaining. There was no gain or loss recorded as a result of these transactions.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2023 and 2022 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2023	2022	Change
Revenue passengers carried (000s)	30,231	26,029	16.1%
Enplaned passengers (000s)	37,666	32,005	17.7%
Revenue passenger miles (RPMs) (in millions)(a)	29,547	26,483	11.6%
Available seat miles (ASMs) (in millions)(b)	38,062	34,384	10.7%
Load factor(c)	77.6%	77.0%	0.6	pts.
Average length of passenger haul (miles)	977	1,017	(3.9)%
Average aircraft stage length (miles)	715	765	(6.5)%
Trips flown	334,121	287,751	16.1%
Seats flown (000s)(d)	52,719	44,547	18.3%
Seats per trip(e)	157.8	154.8	1.9%
Average passenger fare	$168.88	$158.88	6.3%
Passenger revenue yield per RPM (cents)(f)	17.28	15.62	10.6%
Operating revenues per ASM (cents)(g)	14.99	13.65	9.8%
Passenger revenue per ASM (cents)(h)	13.41	12.03	11.5%
Operating expenses per ASM (cents)(i)	15.74	14.09	11.7%
Operating expenses per ASM, excluding fuel (cents)	11.67	11.17	4.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.67	11.06	5.5%
Fuel costs per gallon, including fuel tax	$3.19	$2.30	38.7%
Fuel costs per gallon, including fuel tax, economic	$3.19	$2.30	38.7%
Fuel consumed, in gallons (millions)	483	436	10.8%
Active fulltime equivalent Employees	69,868	58,865	18.7%
Aircraft at end of period(j)	793	722	9.8%

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
(j) Included four Boeing 737 Next Generation aircraft in storage as of March 31, 2023 and March 31, 2022.

Financial Overview

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. The Company returned to a normal operating schedule on December 30, 2022. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For first quarter 2023, these events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased expenses primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations. The Company estimates the financial impact of this disruption on the first quarter 2023 results was approximately $380 million on a pre-tax basis.

During and immediately following the disruption, the Company took measures to mitigate the risk of a recurrence, including:

•Creating an early indicator dashboard that closely monitors operational health and signals an alert if the Company approaches predefined operational thresholds;
•Establishing supplemental staffing that can quickly mobilize to support Crew recovery efforts;
•Updating and upgrading the Company's Crew optimization software; and
•Implementing organizational changes designed to improve coordination and communication between the Company's operating teams.

In addition, the Company conducted a thorough internal review, working with its Board of Directors, and engaged aviation consultancy Oliver Wyman for a third-party assessment. As a result of the Company's review and Oliver Wyman's assessment, the Company has developed a three-part tactical action plan to boost operational resiliency in key areas across the Company:

•Improve Winter Operations: The Company plans to reinforce airport infrastructure, increase available equipment, and bolster overall winter preparedness at key airports where there is potential for severe winter weather in order to help its Employees function more effectively in severe weather. Additionally, the Company plans to (i) increase available equipment to manage the effects of winter weather such as deicing trucks, pads, and ground equipment; (ii) increase storage capacity of deicing fluid at key airports; (iii) add engine covers and heaters to protect aircraft and ground equipment in very low temperatures; (iv) implement new tools that provide Pilots additional real-time insight into the amount of time they have to depart after an aircraft has been deiced; and (v) add staff at airports where extreme cold requires rotating Ground Operations Employees working outside.
•Accelerate Operational Investments: The Company is currently budgeted to spend more than $1.3 billion on investments, upgrades, and maintenance of information technology systems in 2023 and is reprioritizing its timeline for upgrading tools and technology to assist the Company recover its operations faster during extreme winter weather.
•Enhance Cross-Team Collaboration: The Company is enhancing collaboration across Teams and improving the tools and procedures to streamline communication and decision-making, and has already consolidated the Team that designs the flight schedule with the Team overseeing the day-to-day operations into one Department.

No assurance can be given that these efforts to boost operational resiliency in key areas across the Company will be successful. See "Risk Factors – The airline industry is made up of inherently complex systems, and is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations" included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Company recorded first quarter results for 2023 and 2022 on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following table. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended March 31,
(in millions, except per share amounts)
GAAP	2023	2022	2023 Change to 2022
Operating loss	$(284)	$(151)	88.1%
Net loss	$(159)	$(278)	(42.8)%
Net loss per share, diluted	$(0.27)	$(0.47)	(42.6)%

Non-GAAP
Operating loss	$(284)	$(135)	110.4
Net loss	$(163)	$(191)	(14.7)
Net loss per share, diluted	$(0.27)	$(0.32)	(15.6)

The comparison of the Company's financial results, as shown above on a GAAP and non-GAAP basis for the three months ended March 31, 2023, versus the three months ended March 31, 2022, reflect the effects of the Omicron variant of COVID-19, which reduced travel demand and created staffing challenges for the Company, particularly during January and February 2022, as well as the previously mentioned Winter Storm Elliott and the Company's December 2022 operational disruption. On a GAAP basis, the Company's results for the three months ended March 31, 2022 also included a $72 million loss on extinguishment of debt due to the repurchase of the Company's Convertible Senior Notes (the "Convertible Notes"). See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

2023 Outlook

The following tables present current selected financial guidance for second quarter and full year 2023:

2Q 2023 Estimation
RASM (a), year-over-year	Down 8% to 11%
ASMs (b), year-over-year	Up ~14%
Economic fuel costs per gallon (c)(d)	$2.45 to $2.55
Fuel hedging premium expense per gallon	$0.06
Fuel hedging cash settlement gains per gallon	$0.13
ASMs per gallon (fuel efficiency)	78 to 80
CASM-X (e), year-over-year (f)	Up 5% to 8%
Scheduled debt repayments (millions)	~$10
Interest expense (millions)	~$65

2023 Estimation
ASMs (b), year-over-year	Up 14% to 15%
Economic fuel costs per gallon (c)(d)	$2.60 to $2.70
Fuel hedging premium expense per gallon	$0.06
Fuel hedging cash settlement gains per gallon	$0.10
CASM-X (e), year-over-year (f)	Down 2% to 4%
Scheduled debt repayments (millions)	~$85
Interest expense (millions)	~$250
Aircraft (g)	814
Effective tax rate	23% to 24%
Capital spending (billions) (h)	~$3.5
(a) Operating revenue per available seat mile (RASM, or unit revenues).
(b) Available seat miles (ASMs, or capacity). The Company's flight schedule is currently published for sale through November 4, 2023. The Company currently expects third quarter 2023 capacity to increase in the range of 11 percent to 13 percent, and fourth quarter 2023 capacity to increase in the range of 20 percent to 22 percent, both year-over-year. Included in the Company's updated capacity guidance is a decrease in previously planned year-over-year capacity as a result of delivery delays at Boeing, planned in the post-summer time period from September through December 2023.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of April 19, 2023, second quarter and full year 2023 economic fuel costs per gallon are estimated to be in the range of $2.45 to $2.55 and $2.60 to $2.70, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(e) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profitsharing (CASM-X).
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
(g) Aircraft on property, end of period. Due to delivery delays, the Company now estimates approximately 70 Boeing 737 MAX 8 ("-8") aircraft deliveries in 2023, compared with its previous guidance of approximately 90 -8 aircraft deliveries. The Company now expects to retire 26 Boeing 737-700 ("-700") aircraft in 2023, compared with its previous guidance to retire 27 -700 aircraft. As a result, the Company now expects to end 2023 with 814 aircraft. The delivery schedule for the 737 MAX 7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience supply chain challenges, so the Company therefore offers no assurances that current estimations and timelines are correct.
(h) The Company now estimates its 2023 capital spending to be approximately $3.5 billion, which assumes approximately 70 -8 aircraft deliveries, compared with its previous 2023 capital spending estimate of approximately $4.0 billion, which assumed approximately 90 -8 aircraft deliveries. The Company now estimates its full year 2023 aircraft spending to be approximately $2.3 billion, compared with its previous guidance of approximately $2.8 billion, and continues to estimate its full year 2023 non-aircraft capital spending to be approximately $1.2 billion.

The Company's second quarter 2023 RASM guidance includes a headwind of approximately four and a half points, year-over-year. This headwind is driven by approximately $300 million of additional breakage revenue in second quarter 2022—a higher-than-normal amount related to flight credits issued during the pandemic that were set to expire unused—and the Company's July 2022 policy change to eliminate expiration dates on qualifying flight credits, which resulted in the percentage of breakage revenue normalizing to historical levels beginning in third quarter 2022. Flight credits that never expire, along with Rapid Rewards points that never expire, are industry-leading, Customer-friendly policies.

The current booking curve appears to have returned close to pre-pandemic norms, and leisure demand and yields continue to be strong heading into the busy summer travel season. While March 2023 managed business revenues largely recovered to March 2019 levels, the Company expects corporate revenue trends to continue to be choppy as Customer travel patterns evolve post-pandemic. However, the Company continues to expect further sequential recovery in managed business revenues in second quarter 2023 compared with first quarter 2023, driven by anticipated growth in corporate accounts and passengers.

The Company recently selected the Amadeus Network Revenue Management product as its new revenue management system provider—slightly ahead of the mid-2023 implementation timing outlined at the Company's 2022 Investor Day. The Company was pleased with initial observations during the production pilot and is excited about the potential for incremental revenue, driven primarily by improved science in forecasting and network optimization. The Amadeus product is now fully implemented and is currently managing all bookings and departure dates.

The Company expects second quarter 2023 CASM-X to increase in the range of 5 percent to 8 percent, year-over-year. In addition to general inflationary cost pressures, the year-over-year increase is primarily due to higher labor rates, including market wage rate accruals, for all Employee work groups, as well as the timing of planned maintenance expenses for the Company's Boeing 737-800 ("-800") fleet. The Company currently expects its full year 2023 CASM-X to decrease in the range of 2 percent to 4 percent, year-over-year.

Company Overview

For the three months ended March 31, 2023, the Company hired approximately 2,900 Employees, net of attrition. The Company's number of active full-time equivalent Employees increased by 18.7 percent from March 31, 2022 to March 31, 2023, while the year-over-year increase in capacity or ASMs was 10.7 percent. The Company has made additional investments to attract and retain talent, including raising the Company's starting hourly pay rates for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.

On January 31, 2023, the Company's 50 Facilities Maintenance Technicians, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in November 2027.

On February 4, 2023, the Company's more than 400 Dispatchers, represented by the Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550"), ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in June 2027.

On April 19, 2023, the Company reached a tentative collective-bargaining agreement with TWU 550, which represents the Company's 12 Meteorologists. The ratification vote is scheduled to conclude by April 30, 2023. If the tentative agreement is ratified, it will become amendable in June 2028.

The Company ended first quarter 2023 with 793 Boeing 737 aircraft, including 167 -8 aircraft. During first quarter 2023, the Company retired seven -700 aircraft, took delivery of 30 -8 aircraft, and completed the purchase of eight finance lease -700 aircraft. While the Company was contractually scheduled to receive 114 MAX deliveries in 2022, a portion of these deliveries shifted out of 2022 due to Boeing's supply chain challenges and the current status of the -7 certification, and aircraft delivery delays extended into 2023. As a result, the Company now expects to end 2023 with 814 aircraft. For information about potential impacts resulting from prolonged delays related to the 737 MAX family of aircraft, see "Risk Factors – Operational Risks" included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Company entered into supplemental agreements in 2022 with Boeing to increase aircraft orders and accelerate certain options with the goals of improving potential growth opportunities and frequencies to better align with the pre-pandemic operational route network, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information. The Company expects that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 419 -700 aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts. The Company's order book with Boeing as of March 31, 2023 consists of a total of 432 MAX firm orders (186 -7 aircraft and 246 -8 aircraft) for the years 2023 through 2030 and 132 MAX options (-7s or -8s) for the years 2024 through 2027. Additionally in April 2023, the Company exercised 11 -7 options for delivery in 2024. Given Boeing's supply chain challenges and the current status of the -7 certification, aircraft delivery delays are currently expected to extend into 2024.

The Company has published its flight schedule through November 4, 2023. However, the Company is expected to publish updated flight schedules for post-summer 2023 in light of the recently announced aircraft delivery delays from Boeing. Despite the delays, the Company continues to expect its network to be roughly restored to pre-pandemic levels by the end of this year. The Company remains focused on maturing new markets that launched during the pandemic and shifting capacity growth to restoring core markets.

As part of its commitment to corporate sustainability, the Company is expected to publish its 2022 One Report describing the Company's sustainability strategies on May 3, 2023, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. The Company also is expected to publish its Diversity, Equity, and Inclusion ("DEI") Report on May 3, 2023. A companion piece to the One Report, the DEI Report takes a deeper dive into the Company's DEI goals and initiatives and highlights the Company's DEI plans for the future. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report, the DEI Report, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.
Material Changes in Results of Operations

Comparison of three months ended March 31, 2023 and March 31, 2022

Operating Revenues

Total operating revenues for first quarter 2023 increased by $1.0 billion, or 21.6 percent, year-over-year, to achieve a first quarter record of $5.7 billion. First quarter 2023 operating revenues per ASM (RASM) were 14.99 cents, an increase of 9.8 percent, compared with first quarter 2022. The dollar increase was primarily due to an improvement in leisure and business travel demand in first quarter 2023 versus first quarter 2022. For first quarter 2023, the year-over-year RASM increase was primarily driven by an increase in yield of 10.6 percent coupled with an increase in Load factor of 0.6 points.

Passenger revenues for first quarter 2023 increased by $970 million, or 23.5 percent, year-over-year. On a unit basis, Passenger revenues increased 11.5 percent, year-over-year. The year-over-year increase in Passenger revenues on both a dollar and unit basis was primarily due to improvements in both leisure and business demand and bookings.

Other revenues for first quarter 2023 increased by $43 million, or 8.3 percent, compared with first quarter 2022. On a dollar basis, approximately 45 percent of the increase was due to revenue from Chase Bank USA, N.A ("Chase"), as the rebound in travel demand also resulted in higher spend on the Company's co-brand credit card, and approximately 35 percent of the increase was due to higher rates earned with business partners in first quarter 2023.

Operating Expenses

Operating expenses for first quarter 2023 increased by $1.1 billion, or 23.6 percent, compared with first quarter 2022, while capacity increased 10.7 percent over the same prior year period. Approximately 47.4 percent of the dollar increase was due to higher Fuel and oil expense and 21.7 percent of the increase was due to higher Salaries, wages, and benefits. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2023 and 2022, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2023		2022
Salaries, wages, and benefits	6.51	¢	6.48	¢	0.03	¢	0.5%
Fuel and oil	4.07		2.92		1.15		39.4
Maintenance materials and repairs	0.63		0.61		0.02		3.3
Landing fees and airport rentals	1.07		1.01		0.06		5.9
Depreciation and amortization	0.96		0.94		0.02		2.1
Other operating expenses	2.50		2.13		0.37		17.4
Total	15.74	¢	14.09	¢	1.65	¢	11.7%

Operating expenses per ASM for first quarter 2023 increased by 11.7 percent, compared with first quarter 2022, primarily due to a significant increase in the Company's fuel cost per gallon, and higher Salaries, wages, and benefits. Operating expenses per ASM for first quarter 2023, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 5.9 percent, compared with first quarter 2022 primarily due to continued inflationary cost pressures, in particular with higher labor rates, including market wage rate accruals, for all Employee work groups, increased technology spending, and higher rates for airport and benefits costs. The remainder of the increase was driven primarily by operational disruption-related expenses, including travel expense reimbursements to Customers and an increase in the expected redemption rate of Rapid Rewards points offered as a gesture of goodwill to Customers.

Salaries, wages, and benefits expense for first quarter 2023 increased by $249 million, or 11.2 percent, compared with first quarter 2022. On a per ASM basis, first quarter 2023 Salaries, wages, and benefits expense increased 0.5 percent, compared with first quarter 2022. On a dollar basis, approximately 65 percent of the increase was driven by an increase in capacity and number of trips flown, and 20 percent of the increase was due to step/pay rate increases for certain workgroups, which included open labor contract accruals.

Fuel and oil expense for first quarter 2023 increased by $543 million, or 54.1 percent, compared with first quarter 2022. On a per ASM basis, first quarter 2023 Fuel and oil expense increased 39.4 percent. On a dollar basis, approximately 80 percent of the increase was attributable to an increase in the Company's average economic jet fuel cost per gallon, and the remainder of the increase was due to an increase in fuel gallons consumed. The Company's first quarter 2023 average economic jet fuel price of $3.19 per gallon is net of approximately $58 million in cash settlements from hedging activities. On a per ASM basis, the majority of the change was also due to higher average economic jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended March 31,
	2023	2022
Economic fuel costs per gallon	$3.19	$2.30
Fuel hedging premium expense (in millions)	$30	$26
Fuel hedging premium expense per gallon	$0.06	$0.06
Fuel hedging cash settlement gain per gallon	$0.12	$0.52

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's first quarter 2023 available seat miles per gallon ("fuel efficiency") decreased 0.1 percent, year-over-year, due to network restoration, which includes bringing back additional short-haul flights, adding pressure to fuel efficiency. However, continued deliveries of the Company's most fuel-efficient aircraft, the MAX, are expected to offset this pressure and remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide insurance against spikes in energy prices and significantly offset the market price increase, year-over-year, in jet fuel in first quarter 2023. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of April 19, 2023.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	2Q 2023	2023
$60	$1.85 - $1.95	$2.20 - $2.30
$70	$2.15 - $2.25	$2.40 - $2.50
$80	$2.35 - $2.45	$2.60 - $2.70
Current Market (a)	$2.45 - $2.55	$2.60 - $2.70
$90	$2.60 - $2.70	$2.75 - $2.85
$100	$2.80 - $2.90	$2.90 - $3.00
$110	$3.00 - $3.10	$3.05 - $3.15

Fair market value	$70 million	$262 million
Estimated premium costs	$30 million	$121 million
(a) Brent crude oil average market prices as of April 19, 2023, were $83 and $82 per barrel for second quarter and full year 2023, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of April 19, 2023, second quarter and full year 2023 economic fuel costs per gallon are estimated to be in the range of $2.45 to $2.55 and $2.60 to $2.70, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2023	50%
2024	51%
2025	10%
(a) Based on the Company's current available seat mile plans. The Company is currently 51 percent hedged for second quarter 2023 and 48 percent hedged for second half 2023.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI at March 31, 2023, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2023	Amount of gains (losses) deferred in AOCI at March 31, 2023 (net of tax)
Remainder of 2023	$187	$74
2024	177	14
2025	31	(1)
Total	$395	$87

Maintenance materials and repairs expense for first quarter 2023 increased by $29 million, or 13.7 percent, compared with first quarter 2022. On a per ASM basis, Maintenance materials and repairs expense increased 3.3 percent, compared with first quarter 2022. On a dollar and per ASM basis, the increase was primarily due to an increase in engine shop visits and various other engine repairs.

Landing fees and airport rentals expense for first quarter 2023 increased by $62 million, or 17.9 percent, compared with first quarter 2022. On a per ASM basis, Landing fees and airport rentals expense increased 5.9 percent, compared with first quarter 2022. On a dollar and per ASM basis, the increase was primarily due to higher rental and landing fee rates throughout the network, partially offset by higher settlements received from various airports in first quarter 2023.

Depreciation and amortization expense for first quarter 2023 increased by $41 million, or 12.7 percent, compared with first quarter 2022. On a per ASM basis, Depreciation and amortization expense increased by 2.1 percent, compared with first quarter 2022. On a dollar and per ASM basis, approximately 70 percent of the increase was primarily due to the acquisition of 98 -8 aircraft since first quarter 2022, and the remaining increase was primarily due to decreasing the airframe salvage value for the entire -700 fleet, which was a change in estimate made near the end of third quarter 2022. This change in estimate was not material to first quarter 2023, nor is it expected to be material to future periods.

Other operating expenses for first quarter 2023 increased by $221 million, or 30.2 percent, compared with first quarter 2022. Included within this line item was aircraft rentals expense in the amounts of $50 million and $48 million for the three-month periods ended March 31, 2023 and 2022, respectively. On a per ASM basis, Other operating expenses increased 17.4 percent, compared with first quarter 2022. On a dollar and per ASM basis, approximately 40 percent of the increase was due to higher interrupted trip expense driven by costs associated with the December 2022 operational disruption, approximately 15 percent was due to higher personnel expenses driven by an increase in Crew overnights associated with the increase in capacity, approximately 10 percent of the increase was due to higher professional fees driven by an increase in technology spending, and the majority of the remainder of the year-over-year increase was due to various flight-driven expenses.

Other expenses (income)

Interest expense for first quarter 2023 decreased by $27 million, or 29.0 percent, compared with first quarter 2022, primarily due to various debt repurchases since first quarter 2022.

Interest income for first quarter 2023 increased by $122 million, compared with first quarter 2022, primarily due to higher interest rates earned on the Company's cash and short-term investments.

Loss on extinguishment of debt for first quarter 2023 decreased by $72 million compared with first quarter 2022, primarily due to the partial extinguishment of the Company's Convertible Notes in first quarter 2022, compared to none in first quarter 2023.

The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in millions)	2023	2022
Mark-to-market impact from fuel contracts settling in current and future periods	$—	$34
Unrealized mark-to-market adjustment on available for sale securities	(4)	5
Mark-to-market impact on deferred compensation plan investments	(10)	33
	$(14)	$72

Income Taxes

The Company's effective tax rate was 22.0 percent in first quarter 2023, compared with 26.1 percent in first quarter 2022. The year-over-year decline in the tax rate was primarily due to the absence of losses on convertible debt repurchases, which were largely disallowed as a tax deduction in 2022. The Company currently estimates its annual 2023 effective tax rate to be in the range of 23 percent to 24 percent.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2023	2022	Change
Fuel and oil expense, unhedged	$1,575	$1,207
Add: Premium cost of fuel contracts designated as hedges	30	26
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(58)	(229)
Fuel and oil expense, as reported (economic)	$1,547	$1,004	54.1

Total operating expenses, net, as reported	$5,990	$4,845
Deduct: Impairment of long-lived assets	—	$(16)
Total operating expenses, excluding special items	$5,990	$4,829	24.0
Deduct: Fuel and oil expense, as reported (economic)	(1,547)	(1,004)
Operating expenses, excluding Fuel and oil expense and special items	$4,443	$3,825	16.2
Deduct: Profitsharing expense	—	(37)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$4,443	$3,788	17.3

Operating loss, as reported	$(284)	$(151)
Add: Impairment of long-lived assets	—	16
Operating loss, excluding special items	$(284)	$(135)	110.4

Other (gains) losses, net, as reported	$(14)	$72
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	—	(34)
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	4	(5)
Other (gains) losses, net, excluding special items	$(10)	$33	n.m.

Loss before income taxes, as reported	$(205)	$(376)
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	—	34
Add: Impairment of long-lived assets	—	16
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	(4)	5
Add: Loss on extinguishment of debt	—	72
Loss before income taxes, excluding special items	$(209)	$(249)	(16.1)

Benefit for income taxes, as reported	$(46)	$(98)
Add: Net loss tax impact of fuel and special items (b)	—	40
Benefit for income taxes, net, excluding special items	$(46)	$(58)	(20.7)

Net loss, as reported	$(159)	$(278)
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	—	34
Add: Loss on extinguishment of debt	—	72
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	(4)	5
Deduct: Net loss tax impact of special items (b)	—	(40)
Add: Impairment of long-lived assets	—	16
Deduct: GAAP to Non-GAAP tax rate difference (c)	—	—
Net loss, excluding special items	$(163)	$(191)	(14.7)

	Three months ended March 31,				Percent
	2023		2022		Change

Net loss per share, diluted, as reported	$(0.27)		$(0.47)
Add: Impact of special items	—		0.16
Add: Net impact of net loss above from fuel contracts divided by dilutive shares	—		0.06
Deduct: Net loss tax impact of special items (b)	—		(0.07)
Net loss per share, diluted, excluding special items	$(0.27)		$(0.32)		(15.6)

Operating expenses per ASM (cents)	15.74	¢	14.09	¢
Deduct: Impact of special items	—		(0.04)
Deduct: Fuel and oil expense divided by ASMs	(4.07)		(2.92)
Deduct: Profitsharing expense divided by ASMs	—		(0.11)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.67	¢	11.02	¢	5.9

(a) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

1.Noncash impairment charges, primarily associated with adjustments to the salvage values for previously retired airframes;
2.Unrealized mark-to-market adjustment associated with certain available for sale securities; and
3.Losses associated with the partial extinguishment of the Company's Convertible Notes and early prepayment of debt. These losses are also now presented as a separate line item in the unaudited Condensed

Consolidated Statement of Comprehensive Income (Loss), rather than its prior presentation where it was included as a component of Other (gains) losses, net. Such losses are incurred as a result of opportunistic decisions made by the Company to prepay portions of its debt, most of which was incurred during the pandemic in order to provide liquidity during the prolonged downturn in air travel.

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

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2023 was $706 million, and net cash provided by operating activities for the three months ended March 31, 2022 was $1.1 billion. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the three months ended March 31, 2023, were largely impacted by the Company's net income (as adjusted for noncash items), a $947 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, a $215 million decrease due to the payment of Customer reimbursement expenses related to the December 2022 operational disruption, a $127 million decrease due to the funding of the Company's ProfitSharing Plan contribution for 2022, and a $106 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. The operating cash flows for the three months ended March 31, 2022 included an $885 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, and included a $385 million increase in cash collateral received from derivative counterparties due to an increase in the value of the Company's fuel hedge portfolio, driven by increases in the forward curve year-to-date. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, pay dividends, and provide working capital.

Net cash used in investing activities for the three months ended March 31, 2023 was $1.6 billion, and net cash used in investing activities for the three months ended March 31, 2022 was $139 million. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2023, Capital expenditures were $1.0 billion, compared with $510 million in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress and delivery payments made for current period and future aircraft deliveries during the three months ended March 31, 2023, compared to the same prior year period.

Based on anticipated aircraft delivery delays from Boeing, the Company now expects it will receive approximately 70 -8 aircraft deliveries in 2023. Due to these recent changes to expected 2023 aircraft deliveries, the Company now estimates its 2023 capital spending to be approximately $3.5 billion. This assumes approximately $2.3 billion in aircraft capital spending, and continues to assume approximately $1.2 billion in non-aircraft capital spending, which includes tens of millions in operational disruption-related investments.

Net cash used in financing activities for the three months ended March 31, 2023 was $262 million, and net cash used in financing activities for the three months ended March 31, 2022 was $314 million. The Company paid $214 million in cash dividends to Shareholders and repaid $59 million in finance lease obligations during first quarter 2023. The Company may engage in early debt repurchases from time to time and some of these early future repurchases are not included in the Company's current maturities of long-term debt. The Company's 2023 total debt repayments are expected to be $85 million. During the three months ended March 31, 2022, the Company repaid $323 million in debt and finance lease obligations, including the early extinguishment of $164 million in principal of its Convertible Notes for a cash payment of $230 million.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). There were no amounts outstanding under the Amended A&R Credit Agreement as of March 31, 2023. See Note 10 to the Consolidated Financial Statements for further information.

Although not the case at March 31, 2023 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $11.7 billion as of March 31, 2023, and anticipated future internally generated funds from operations. In addition, the Company continues to maintain a large base of unencumbered assets and investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of March 31, 2023, the Company's total firm and option order book with Boeing was 564 aircraft. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of March 31, 2023:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	18	419	379	40
737-800	175	8	207	190	17
737 -8	175	2	167	138	29
Totals		12	793	707	86

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s expectations with respect to steps taken to mitigate the risk of an operational disruption recurrence;
•the Company’s expectations associated with its tactical action plan to boost operational resiliency, including with respect to expected benefits and planned expenditures;
•the Company’s financial guidance for second quarter and full year 2023 and factors that could impact the Company’s financial results;
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
•the Company’s expectations regarding passenger demand, revenue trends, and bookings, including with respect to managed business revenues and the potential benefits of a new revenue management system;
•the Company’s fleet and network-related goals, including without limitation with respect to growth opportunities and frequencies, reduction of operating costs, further modernizing its fleet with less carbon-intensive aircraft, restoration of the Company’s network and core markets, and maturation of newer markets;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, banking conditions, fears of terrorism or war, socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the Company's dependence on Boeing, Boeing’s suppliers, and the FAA with respect to the Company's fleet plans and deliveries, and other operational strategies and goals;
•the impact of labor and hiring matters on the Company’s business decisions, plans, strategies, and results;

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
•the Company's dependence on other third parties, in particular with respect to its technology plans, its tactical action plans and expectations related to operational resiliency, its fuel supply, Global Distribution Systems, and the impact on the Company's operations and results of operations of any third party delays or non-performance;
•the Company's ability to obtain and maintain adequate infrastructure and equipment to support its operations and initiatives;
•the emergence of additional costs or effects associated with the December 2022 operational disruption, including litigation, government investigation and actions, and internal actions;
•the impact of governmental regulations and other governmental actions on the Company's plans, strategies, financial results, and operations;
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
•the impact of fears or actual acts of terrorism or war, political instability, cyber-attacks, and other factors beyond the Company’s control on the Company’s plans, financial results, operations, and ability to adequately insure against risks; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. At March 31, 2023, the estimated fair value of outstanding contracts was a net asset of $395 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2023, the Company had eight counterparties for which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. At March 31, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of March 31, 2023, at which such postings are triggered.

At March 31, 2023, $76 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of March 31, 2023, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2023.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2023, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance.

The Company denies all allegations of wrongdoing, believes the plaintiff’s positions are without merit, and intends to vigorously defend itself in all respects.

On July 11, 2019, a complaint alleging violations of federal and state laws and seeking certification as a class action was filed against Boeing and the Company in the United States District Court for the Eastern District of Texas in Sherman ("Sherman Complaint"). The complaint alleges that Boeing and the Company colluded to conceal defects with the Boeing 737 MAX ("MAX") aircraft in violation of the Racketeer Influenced and Corrupt Organization Act ("RICO") and also asserts related state law claims based upon the same alleged facts. The complaint seeks damages on behalf of putative classes of customers who purchased tickets for air travel from either the Company or American Airlines between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, equitable monetary relief, injunctive relief, declaratory relief, and attorneys’ fees and other costs. On September 13, 2019, the Company filed a motion to dismiss the complaint and to strike certain class allegations. Boeing also moved to dismiss. On February 14, 2020, the trial court issued a ruling that granted in part and denied in part the motions to dismiss the complaint. The trial court order, among other things: (i) dismissed without prejudice various state law claims that the plaintiffs abandoned in response to the motions, (ii) dismissed with prejudice the remaining state law claims, including fraud by concealment, fraud by misrepresentation, and negligent misrepresentation on the grounds that federal law preempts those claims, and (iii) found that plaintiffs lack Article III standing to pursue one of the plaintiffs’ theories of RICO injury. The order denied the motion to dismiss with respect to two RICO claims premised upon a second theory of RICO injury and denied the motion to strike the class allegations at the pleadings stage. On September 3, 2021, the trial court issued an order under Rule 23(a) and 23(b)(3) certifying four classes of persons associated with ticket purchases for flights during the period of August 29, 2017, through March 13, 2019, comprised of (i) those who purchased tickets (without being reimbursed) for flights on Southwest Airlines during the class period, except for those whose flights were solely on routes where, at the time of the ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, (ii) those who reimbursed a Southwest Airlines ticket purchaser and thus bore the economic burden for a Southwest Airlines ticket for a flight meeting the preceding criteria set forth in (i) above, (iii) those who purchased tickets (without being reimbursed) for flights on American Airlines during the class period, except for those whose flights were solely on routes where, at the time of ticket purchase(s), a MAX plane was not scheduled for use (or actually used) and had not previously been used, and (iv) those who reimbursed an American Airlines ticket purchaser and thus bore the economic burden for an American Airlines ticket for a flight meeting the preceding criteria set forth in (iii) above. On September 17, 2021, the Company filed a petition for permission immediately to appeal the class certification ruling to the Fifth Circuit Court of Appeals. Boeing also filed such a petition. Plaintiffs filed their oppositions to the petitions on September 27, 2021. On September 30, 2021, the Fifth Circuit Court of Appeals granted the Company (and Boeing) permission to appeal the class certification ruling. On December 22, 2021, in response to a motion to stay the trial court proceedings filed by the Company and Boeing, the Fifth Circuit stayed all proceedings, including the pursuit of any discovery, in the trial court pending disposition of the class certification appeal by the Fifth Circuit. Following full briefing on the merits of the appeal, a three-judge panel of the Fifth Circuit heard oral argument of the appeal on July 5, 2022. On November 21, 2022, the Fifth Circuit issued an opinion concluding that, among other things, the plaintiffs "have offered no plausible theory of economic harm" and "have suffered no injury in fact and lack Article III standing," and so their "case therefore must be dismissed." The Fifth Circuit reversed the trial court's September 3, 2021 certification order and remanded the case to the trial court with instructions to dismiss the case for lack of jurisdiction. On December 5, 2022, the plaintiffs filed a Petition for Rehearing En Banc, which sought to have the appeal reheard by the Fifth Circuit. On March 9, 2023, the Fifth Circuit denied the Petition for Rehearing. On March 23, 2023, the trial court entered a final judgment dismissing the case for lack of jurisdiction.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of the prior-filed Sherman Complaint on appeal in the Fifth Circuit, improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Two complaints alleging violations of federal securities laws and seeking certification as a class action have been filed (on January 10, 2023 and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Securities Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and the parties seeking appointment have continued filing briefs on the issue. The Court has set a status conference for May 22, 2023. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Since about January 24, 2023, the Company’s senior officers and Board of Directors have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. The Company and its Board of Directors intend to address the derivative and books and records demands in accordance with the applicable Texas statutes governing such demands.

Based on the Company's wide-scale operational disruption, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company could be subject to fines and/or penalties resulting from investigations by the Department of Transportation or other governmental agencies.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) On May 15, 2019, the Company’s Board of Directors authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has suspended share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2
Third Amended and Restated Bylaws of the Company, effective February 1, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-7259)).

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

SOUTHWEST AIRLINES CO.

April 28, 2023	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)