Form 10-Q
period 2023-06-30
SOUTHWEST AIRLINES CO
filed 2023-07-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on July 27, 2023: 595,633,723

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2023 and 2022
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2023 and 2022
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2023 and 2022
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,158	$9,492
Short-term investments	3,021	2,800
Accounts and other receivables	1,233	1,040
Inventories of parts and supplies, at cost	714	790
Prepaid expenses and other current assets	535	686
Total current assets	14,661	14,808

Property and equipment, at cost:
Flight equipment	25,229	23,725
Ground property and equipment	7,159	6,855
Deposits on flight equipment purchase contracts	324	376
Assets constructed for others	43	28
	32,755	30,984
Less allowance for depreciation and amortization	14,159	13,642
	18,596	17,342
Goodwill	970	970
Operating lease right-of-use assets	1,335	1,394
Other assets	957	855
	$36,519	$35,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,882	$2,004
Accrued liabilities	2,468	2,043
Current operating lease liabilities	226	225
Air traffic liability	7,121	6,064
Current maturities of long-term debt	31	42
Total current liabilities	11,728	10,378

Long-term debt less current maturities	7,994	8,046
Air traffic liability - noncurrent	1,938	2,186
Deferred income taxes	2,057	1,985
Noncurrent operating lease liabilities	1,077	1,118
Other noncurrent liabilities	936	969
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,103	4,037
Retained earnings	16,571	16,261
Accumulated other comprehensive income	58	344
Treasury stock, at cost	(10,831)	(10,843)
Total stockholders' equity	10,789	10,687
	$36,519	$35,369

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Passenger	$6,409	$6,119	$11,514	$10,254
Freight	47	47	87	89
Other	581	562	1,142	1,079
Total operating revenues	7,037	6,728	12,743	11,422

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	2,786	2,220	5,264	4,450
Fuel and oil	1,403	1,636	2,950	2,640
Maintenance materials and repairs	271	210	511	420
Landing fees and airport rentals	459	388	867	733
Depreciation and amortization	367	325	731	649
Other operating expenses	956	791	1,909	1,523
Total operating expenses, net	6,242	5,570	12,232	10,415

OPERATING INCOME	795	1,158	511	1,007

OTHER EXPENSES (INCOME):
Interest expense	65	93	130	186
Capitalized interest	(5)	(11)	(11)	(20)
Interest income	(144)	(28)	(269)	(31)
Loss on extinguishment of debt	—	43	—	116
Other (gains) losses, net	(7)	25	(21)	96
Total other expenses (income)	(91)	122	(171)	347

INCOME BEFORE INCOME TAXES	886	1,036	682	660
PROVISION FOR INCOME TAXES	203	276	158	178

NET INCOME	$683	$760	$524	$482

NET INCOME PER SHARE, BASIC	$1.15	$1.29	$0.88	$0.83

NET INCOME PER SHARE, DILUTED	$1.08	$1.20	$0.84	$0.77

COMPREHENSIVE INCOME	$544	$674	$238	$899

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	595	593	595	593
Diluted	639	635	639	640
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	1	—	—	7	8
Share-based compensation	—	20	—	—	—	20
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive loss	—	—	(159)	(147)	—	(306)
Balance at March 31, 2023	$888	$4,058	$15,995	$197	$(10,836)	$10,302
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	5	16
Share-based compensation	—	34	—	—	—	34
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	683	(139)	—	544
Balance at June 30, 2023	888	4,103	16,571	58	(10,831)	10,789

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	—	—	7	7
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	(278)	503	—	225
Balance at March 31, 2022	$888	$3,940	$15,551	$891	$(10,853)	$10,417
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	3	13
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	760	(86)	—	674
Balance at June 30, 2022	$888	$3,966	$16,311	$805	$(10,850)	$11,120
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$683	$760	$524	$482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	367	325	731	649
Impairment of long-lived assets	—	15	—	31
Unrealized mark-to-market adjustment on available for sale securities	—	4	(4)	7
Unrealized/realized (gain) loss on fuel derivative instruments	6	(20)	6	15
Deferred income taxes	209	272	157	174
Loss on extinguishment of debt	—	43	—	116
Changes in certain assets and liabilities:
Accounts and other receivables	44	439	(188)	105
Other assets	58	(1)	109	(45)
Accounts payable and accrued liabilities	364	328	293	506
Air traffic liability	(137)	(92)	809	793
Other liabilities	(44)	(103)	(90)	(209)
Cash collateral received from (provided to) derivative counterparties	(16)	(101)	(46)	284
Other, net	(118)	37	(178)	69
Net cash provided by operating activities	1,416	1,906	2,123	2,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(925)	(987)	(1,971)	(1,497)
Assets constructed for others	(8)	(3)	(14)	(6)
Purchases of short-term investments	(1,522)	(1,545)	(3,727)	(2,470)
Proceeds from sales of short-term and other investments	1,828	980	3,508	2,280
Net cash used in investing activities	(627)	(1,555)	(2,204)	(1,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	14	13	22	19
Payments of long-term debt and finance lease obligations	(8)	(53)	(67)	(146)
Payments of cash dividends	—	—	(214)	—
Payments for repurchases and conversions of convertible debt	—	(178)	—	(409)
Other, net	4	3	6	6
Net cash provided by (used in) financing activities	10	(215)	(253)	(530)

NET CHANGE IN CASH AND CASH EQUIVALENTS	799	136	(334)	754
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,359	13,098	9,492	12,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,158	$13,234	$9,158	$13,234

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$96	$141	$115	$161
Income taxes	$6	$7	$8	$11

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt	$—	$—	$—	$245
Right-of-use assets acquired under operating leases	$22	$3	$69	$27
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Income
5. Revenue
6. Net Income Per Share
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

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. These events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased first quarter 2023 expenses by approximately $55 million, which are included in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income for the six months ended June 30, 2023. These first quarter 2023 expenses included reimbursements to Customers impacted by the cancellations for costs they incurred in excess of the amounts accrued as of December 31, 2022, adjustments to the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers as a result of changes in the estimates of the points expected to be redeemed, and additional premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts. There were no material impacts to operating revenues or expenses for the three months ended June 30, 2023 as a result of this disruption.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2023 and 2022 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have been better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2023. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Certain prior period amounts have been reclassified to conform to the current presentation. In the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022, the Company has reclassified $43 million and $116 million from Other (gains) losses, net to Loss on extinguishment of debt.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the six months ended June 30, 2023.

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

As of June 30, 2023, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	June 30, 2023	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2023
Remainder of 2023	542	West Texas Intermediate ("WTI") crude oil, Brent crude oil, and Heating oil
2024	1,265	WTI crude oil and Brent crude oil
2025	1,033	Brent crude oil
2026	151	Brent crude oil
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

When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations where a derivative ceased to qualify for hedge accounting during 2022, or during the six months ended June 30, 2023.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2023	12/31/2022	6/30/2023	12/31/2022
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$128	$352	$—	$—
Fuel derivative contracts (gross)	Other assets	194	160	—	—
Interest rate derivative contracts	Other assets	14	14	—	—
Total derivatives designated as hedges		$336	$526	$—	$—
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$17	$—	$23	$—
Total derivatives		$353	$526	$23	$—
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2023	2022
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$27	$106
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	33	—
Receivable from third parties for fuel contracts	Accounts and other receivables	10	34

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of June 30, 2023, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2023				December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$145	$(50)	$95		$352	$(106)	$246
Fuel derivative contracts	Other assets	$194	$(33)	$161	(a)	$160	$—	$160	(a)
Interest rate derivative contracts	Other assets	$14	$—	$14	(a)	$14	$—	$14	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2023			December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$50	$(50)	$—	$106	$(106)	$—
Fuel derivative contracts	Other assets	$33	$(33)	$—	$—	$—	$—

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2023 and 2022:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended June 30, 2023		Three months ended June 30, 2022
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(14)	$2	$(306)	$2

(Gain) loss on cash flow hedging relationships:
Commodity contracts:
Amount of (gain) reclassified from AOCI into income	(14)	—	(306)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	2

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Location and amount recognized in income on cash flow and fair value hedging relationships
	Six months ended June 30, 2023		Six months ended June 30, 2022
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(42)	$3	$(508)	$3

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) reclassified from AOCI into income	(42)	—	(508)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	3	—	3

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2023	2022
Fuel derivative contracts	$126	$(140)
Interest rate derivatives	(1)	(7)
Total	$125	$(147)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2023	2022
Fuel derivative contracts	$252	$(792)
Interest rate derivatives	—	(12)
Total	$252	$(804)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2023	2022
Fuel derivative contracts	$6	$(20)	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Six months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2023	2022
Fuel derivative contracts	$6	$15	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and six months ended June 30, 2023 and 2022. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2023	2022
Fuel derivative contracts designated as hedges	$30	$26	Fuel and oil

	Premium expense recognized in income on derivatives

	Six months ended		Location of premium expense recognized in income on derivatives
	June 30,
(in millions)	2023	2022
Fuel derivative contracts designated as hedges	$61	$53	Fuel and oil

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized losses from fuel hedges as of June 30, 2023, recorded in AOCI, were approximately $13 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to June 30, 2023.

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

to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of June 30, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2023, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	Other (a)	Total
Fair value of fuel derivatives	$69	$39	$59	$18	$50	$23	$41	$17	$316
Cash collateral held from CP	60	—	—	—	—	—	—	—	60
Option to substitute LC for cash	N/A	N/A	(b)	(b)	(b)	N/A	(b)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)
Cash is received from CP	>0(c)	>150(c)	>250(c)	>125(c)	>100(c)	>70(c)	>100(c)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(d)	(d)	(d)	(d)	(d)	(d)	(d)
(a) Individual counterparties with fair value of fuel derivatives < $18 million.
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

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
(in millions)	2023	2022
NET INCOME	$683	$760
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($42) and ($29)	(137)	(95)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $3	2	9
Other, net of deferred taxes of $4 and $—	(4)	—
Total other comprehensive loss	$(139)	$(86)
COMPREHENSIVE INCOME	$544	$674

	Six months ended June 30,
(in millions)	2023	2022
NET INCOME	$524	$482
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($86) and $122	(284)	403
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $1 and $5	2	14
Other, net of deferred taxes of $4 and $—	(4)	—
Total other comprehensive income (loss)	$(286)	$417
COMPREHENSIVE INCOME	$238	$899

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2023:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at March 31, 2023	$114	$(32)	$170	$(55)	$197
Changes in fair value	(165)	1	—	39	(125)
Reclassification to earnings	(14)	2	—	(2)	(14)
Balance at June 30, 2023	$(65)	$(29)	$170	$(18)	$58

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$305	$(32)	$170	$(99)	$344
Changes in fair value	(328)	—	—	76	(252)
Reclassification to earnings	(42)	3	—	5	(34)
Balance at June 30, 2023	$(65)	$(29)	$170	$(18)	$58

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2023:

Three months ended June 30, 2023
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized (gain) on fuel derivative instruments	$(14)	Fuel and oil expense
	(3)	Less: Tax expense
	$(11)	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Other operating expenses
	1	Less: Tax expense
	$1	Net of tax
Other	—	Other
	4	Less: Tax Expense
	$(4)	Net of tax

Total reclassifications for the period	$(14)	Net of tax

Six months ended June 30, 2023
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized (gain) on fuel derivative instruments	$(42)	Fuel and oil expense
	(10)	Less: Tax expense
	$(32)	Net of tax
Unrealized loss on interest rate derivative instruments	$3	Other operating expenses
	1	Less: Tax expense
	$2	Net of tax
Other	—	Other
	4	Less: Tax Expense
	$(4)	Net of tax

Total reclassifications for the period	$(34)	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Passenger non-loyalty	$5,183	$5,118	$9,265	$8,482
Passenger loyalty - air transportation	989	821	1,814	1,445
Passenger ancillary sold separately	237	180	435	327
Total passenger revenues	$6,409	$6,119	$11,514	$10,254

As of June 30, 2023, and December 31, 2022, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2023	December 31, 2022
Air traffic liability - passenger travel and ancillary passenger services	$3,980	$3,061
Air traffic liability - loyalty program	5,079	5,189
Total Air traffic liability	$9,059	$8,250

The balance in "Air traffic liability - passenger travel and ancillary passenger services" also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's "Air traffic liability - loyalty program" for the three and six months ended June 30, 2023 and 2022 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Air traffic liability - loyalty program - beginning balance	$5,190	$4,884	$5,189	$4,789
Amounts deferred associated with points awarded	903	842	1,750	1,579
Revenue recognized from points redeemed - Passenger	(989)	(821)	(1,814)	(1,445)
Revenue recognized from points redeemed - Other	(25)	(21)	(46)	(39)
Air traffic liability - loyalty program - ending balance	$5,079	$4,884	$5,079	$4,884

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2023 and 2022 were as follows (in millions):

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Air traffic liability
Balance at December 31, 2022	$8,250
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	12,369
Revenue from amounts included in contract liability opening balances	(4,170)
Revenue from current period sales	(7,390)
Balance at June 30, 2023	$9,059

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	11,086
Revenue from amounts included in contract liability opening balances	(3,029)
Revenue from current period sales	(7,264)
Balance at June 30, 2022	$8,518

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure. As the Company continues to believe that a portion of Customer flight credits issued after July 28, 2022, will not be redeemed, it continues to estimate and record breakage associated with such amounts. The amount of Customer flight credits represents approximately 7 percent and 9 percent of the total Air traffic liability balance as of June 30, 2023, and December 31, 2022, respectively.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase Bank USA, N.A, within Other operating revenues. For the three months ended June 30, 2023 and 2022, the Company recognized $540 million and $522 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized $1.1 billion and $1.0 billion, respectively.

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2023 and 2022, an immaterial number of shares related to the Company's restricted stock units and stock warrants were excluded from the denominator because inclusion of such shares would be antidilutive.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023		2022
NUMERATOR:
Net income	$683	$760	$524		$482
Add: Interest expense	5	4	10		8
Net income attributable to common stockholders	688	764	534		490

DENOMINATOR:
Weighted-average shares outstanding, basic	595	593	595		593
Dilutive effects of Convertible Notes	42	41	42	(a)	46
Dilutive effect of restricted stock units	2	1	2		1
Adjusted weighted-average shares outstanding, diluted	639	635	639		640

NET INCOME PER SHARE:
Basic	$1.15	$1.29	$0.88		$0.83
Diluted	$1.08	$1.20	$0.84		$0.77

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

As of June 30, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$8,702	$8,702	$—	$—
Commercial paper	134	—	134	—
Certificates of deposit	22	—	22	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	2,827	2,827	—	—
Certificates of deposit	194	—	194	—
Fuel derivatives:
Option contracts (b)	339	—	—	339
Interest rate derivatives (see Note 3)	14	—	14	—
Equity Securities	255	255	—	—
Total assets	$12,787	$11,784	$664	$339
Liabilities
Fuel derivatives:
Option contracts (b)	$(23)	$—	$—	$(23)
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,040	$9,040	$—	$—
Commercial paper	179	—	179	—
Certificates of deposit	23	—	23	—
Time deposits	250	—	250	—
Short-term investments:
Treasury bills	2,226	2,226	—	—
Certificates of deposit	124	—	124	—
Time deposits	450	—	450	—
Fuel derivatives:
Option contracts (b)	512	—	—	512
Interest rate derivatives (see Note 3)	14	—	14	—
Equity Securities	235	235	—	—
Total assets	$13,053	$11,501	$1,040	$512
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2023, or the year ended December 31, 2022. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at March 31, 2023	$395
Total gains (losses) for the period
Included in earnings	(6)	(a)
Included in other comprehensive income	(165)
Purchases	137	(b)
Settlements	(45)
Balance at June 30, 2023	$316
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$(6)	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$(152)
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2022	$512
Total gains (losses) for the period
Included in earnings	(6)	(a)
Included in other comprehensive income	(328)
Purchases	241	(b)
Settlements	(103)
Balance at June 30, 2023	$316
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$(6)	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023	$(265)
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of June 30, 2023:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Third quarter 2023	20-37%	30%
			Fourth quarter 2023	29-35%	32%
			2024	27-36%	29%
			2025	28-29%	28%
			2026	26-29%	28%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of June 30, 2023, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
1.25% Convertible Notes due 2025	1,611	1,861	Level 2
5.25% Notes due 2025	1,302	1,291	Level 2
3.00% Notes due 2026	300	276	Level 2
3.45% Notes due 2027	300	276	Level 2
5.125% Notes due 2027	1,727	1,715	Level 2
7.375% Debentures due 2027	112	118	Level 2
2.625% Notes due 2030	500	426	Level 2
1.000% PSP1 Loan due 2030	976	866	Level 3
1.000% PSP2 Loan due 2031	566	496	Level 3
1.000% PSP3 Loan due 2031	526	456	Level 3

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2023	December 31, 2022
Trade receivables	$97	$117
Credit card receivables	191	85
Business partners and other suppliers	592	478
Taxes receivable	39	133
Fuel hedging and receivables	10	34
Other	304	193
Accounts and other receivables	$1,233	$1,040

(in millions)	June 30, 2023	December 31, 2022
Derivative contracts	$175	$174
Intangible assets, net	296	296
Equity securities	255	235
Other	231	150
Other assets	$957	$855

(in millions)	June 30, 2023	December 31, 2022
Accounts payable trade	$305	$277
Salaries, withholdings and payroll taxes	356	456
Ticket taxes and fees	475	242
Aircraft maintenance payable	82	65
Fuel payable	111	188
Dividends payable	107	107
Customer reimbursements and refunds (a)	7	311
Accrued third party services	273	196
Other payable	166	162
Accounts payable	$1,882	$2,004

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	June 30, 2023	December 31, 2022
Voluntary Separation Program	$67	$72
Profitsharing and savings plans	152	167
Vacation pay	507	484
Health	296	261
Workers compensation	116	164
Property and income taxes	65	37
Interest	34	45
Bonus and incentive pay (b)	931	563
Other	300	250
Accrued liabilities	$2,468	$2,043

(in millions)	June 30, 2023	December 31, 2022
Voluntary Separation Program	$104	$147
Postretirement obligation	241	241
Other deferred compensation	357	331
Other	234	250
Other noncurrent liabilities	$936	$969

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

9.    COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Contingent Liabilities and Commitments

During 2022, the Company entered into supplemental agreements with The Boeing Company ("Boeing") to replace the majority of its 2023 Boeing 737 MAX 7 ("-7") firm orders with Boeing 737 MAX 8 ("-8") firm orders, among other adjustments to its near-term order book. During second quarter 2023, the Company exercised 30 -7 options for delivery in 2024 and converted 24 2024 -7 firm orders to -8 firm orders.

The delivery schedule below reflects commitments, although the timing of future deliveries is uncertain as a result of delays in the manufacturing and certification process. For purposes of the delivery schedule below, the Company has included the remaining 46 of its 2022 contractual undelivered aircraft within its 2023 commitments, and has not made any further adjustments to this schedule based on current estimations. The Company continues to plan for approximately 70 -8 aircraft deliveries from Boeing and 26 -700 retirements in 2023. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company is working to reflow its order book with Boeing.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Additional information regarding the Company's order book is included in the following table as of June 30, 2023:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2023	31		105		—	136	(c)
2024	51		35		—	86
2025	30		—		56	86
2026	30		15		40	85
2027	15		15		6	36
2028	15		15		—	30
2029	20		30		—	50
2030	—		55		—	55
2031	—		—		—	—
	192	(a)	270	(b)	102	564

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
(c) Includes 51 -8 deliveries received year-to-date through June 30, 2023. In addition, the Company has included the remaining 46 of its 2022 contractual undelivered aircraft (14 -7s and 32 -8s) within its 2023 commitments. The Company continues to plan for approximately 70 -8 aircraft deliveries in 2023. The 2023 order book detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2022 Contractual Deliveries Remaining	14	32	46
2023 Contractual Deliveries	17	73	90
2023 Total	31	105	136

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of both supply chain constraints as well as awaiting achievement of the FAA's certification of the -7, for which Southwest expects to be the launch customer. Therefore, for purposes of the Company’s aircraft order commitments with Boeing, the Company has assumed that any aircraft that were contractually due but remain undelivered as of December 31, 2022, have been rolled into the Company’s 2023 commitments, until such time as the Company and Boeing revise the aircraft order book. Based on the Company's existing agreement with Boeing, capital commitments associated with its firm orders as of June 30, 2023, were: $1.2 billion remaining in 2023 (and approximately $956 million, which relates to 46 MAX aircraft that were contractually committed for 2022 but were not received), $2.1 billion in 2024, $992 million in 2025, $1.4 billion in 2026, $1.1 billion in 2027, $1.3 billion in 2028, and $4.3 billion thereafter.

Contingencies
The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

Based on the wide-scale operational disruption for the Company, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company could be subject to fines and/or penalties resulting from investigations by the Department of Transportation or other government agencies. See Note 1. The Company could also face monetary damages or other costs resulting from litigation initiated by Customers and/or Shareholders. The Company is currently not able to estimate a range of possible loss for such items.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2023. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's cash dividends declared in May 2023, the bond conversion rate changed to 26.4038 on June 20, 2023. The net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of June 30, 2023 and December 31, 2022.

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Non-cash amortization of debt issuance costs	$3	$3	$5	$7
Contractual coupon interest	5	6	10	12
Total interest expense	$8	$9	$15	$19

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies during the six months ended June 30, 2023. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three and six months ended June 30, 2023.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the impact of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt (excluding payments on finance leases) for the three and six months ended June 30, 2022. No such instances of partial extinguishment or early prepayment of debt occurred for the three and six months ended June 30, 2023.

	Three months ended June 30, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs
1.25% Convertible Notes due 2025	$178	$138	$42	$(2)
5.125% Notes due 2027	27	26	1	—
4.75% Notes due 2023	3	3	—	—
5.25% Notes due 2025	1	1	—	—
Total	$209	$168	$43	$(2)

	Six months ended June 30, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs
1.25% Convertible Notes due 2025	$409	$302	$112	$(5)
5.125% Notes due 2027	61	56	4	1
4.75% Notes due 2023	3	3	—	—
5.25% Notes due 2025	1	1	—	—
Total	$474	$362	$116	$(4)

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"), which expires in August 2025. For the six months ended June 30, 2023 and 2022, there were no amounts outstanding under the Amended A&R Credit Agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2023 and 2022 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2023	2022	Change
Revenue passengers carried (000s)	35,715	33,224	7.5%
Enplaned passengers (000s)	44,787	41,284	8.5%
Revenue passenger miles (RPMs) (in millions)(a)	35,505	32,523	9.2%
Available seat miles (ASMs) (in millions)(b)	42,579	37,322	14.1%
Load factor(c)	83.4%	87.1%	(3.7)	pts.
Average length of passenger haul (miles)	994	979	1.5%
Average aircraft stage length (miles)	728	727	0.1%
Trips flown	365,089	326,848	11.7%
Seats flown (000s)(d)	57,904	50,758	14.1%
Seats per trip(e)	158.6	155.3	2.1%
Average passenger fare	$179.44	$184.17	(2.6)%
Passenger revenue yield per RPM (cents)(f)	18.05	18.81	(4.0)%
Operating revenues per ASM (cents)(g)	16.53	18.03	(8.3)%
Passenger revenue per ASM (cents)(h)	15.05	16.39	(8.2)%
Operating expenses per ASM (cents)(i)	14.66	14.92	(1.7)%
Operating expenses per ASM, excluding fuel (cents)	11.37	10.54	7.9%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.08	10.32	7.4%
Fuel costs per gallon, including fuel tax	$2.60	$3.36	(22.6)%
Fuel costs per gallon, including fuel tax, economic	$2.60	$3.36	(22.6)%
Fuel consumed, in gallons (millions)	538	486	10.7%
Active fulltime equivalent Employees	71,299	62,289	14.5%
Aircraft at end of period(j)	803	730	10.0%

	Six months ended June 30,
	2023	2022	Change
Revenue passengers carried (000s)	65,947	59,253	11.3%
Enplaned passengers (000s)	82,452	73,289	12.5%
Revenue passenger miles (RPMs) (in millions)(a)	65,052	59,006	10.2%
Available seat miles (ASMs) (in millions)(b)	80,641	71,706	12.5%
Load factor(c)	80.7%	82.3%	(1.6)	pts.
Average length of passenger haul (miles)	986	996	(1.0)%
Average aircraft stage length (miles)	722	745	(3.1)%
Trips flown	699,210	614,599	13.8%
Seats flown (000s)(d)	110,622	95,305	16.1%
Seats per trip(e)	158.2	155.1	2.0%
Average passenger fare	$174.60	$173.06	0.9%
Passenger revenue yield per RPM (cents)(f)	17.70	17.38	1.8%
Operating revenues per ASM (cents)(g)	15.80	15.93	(0.8)%
Passenger revenue per ASM (cents)(h)	14.28	14.30	(0.1)%
Operating expenses per ASM (cents)(i)	15.17	14.52	4.5%
Operating expenses per ASM, excluding fuel (cents)	11.51	10.84	6.2%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.36	10.68	6.4%
Fuel costs per gallon, including fuel tax	$2.88	$2.86	0.7%
Fuel costs per gallon, including fuel tax, economic	$2.88	$2.86	0.7%
Fuel consumed, in gallons (millions)	1,021	923	10.6%
Active fulltime equivalent Employees	71,299	62,289	14.5%
Aircraft at end of period(j)	803	730	10.0%

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
(j) Included three and four Boeing 737 Next Generation aircraft in storage as of June 30, 2023 and June 30, 2022, respectively.

Financial Overview

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For first quarter 2023, these events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased expenses primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations. The financial impact of this disruption on the first quarter 2023 results was approximately $380 million on a pre-tax basis. There were no material impacts to operating revenues or expenses for the three months ended June 30, 2023, as a result of this disruption.

To boost operational resiliency in key areas across the Company and to mitigate the risk of a recurrence, the Company developed a three-part tactical action plan focused on improving winter operations, accelerating operational-related investments, and enhancing cross-team collaboration. The Company's action plan was released in March 2023.

No assurance can be given that these efforts to boost operational resiliency in key areas across the Company will be successful in eliminating the risk of a recurrence. See "Risk Factors – The airline industry is made up of inherently complex systems, and is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations" included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Company recorded second quarter and year-to-date results for 2023 and 2022 on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended June 30,
(in millions, except per share amounts)
GAAP	2023	2022	2023 Change to 2022
Operating income	$795	$1,158	(31.3)%
Net income	$683	$760	(10.1)%
Net income per share, diluted	$1.08	$1.20	(10.1)%

Non-GAAP
Operating income	$807	$1,173	(31.2)
Net income	$693	$825	(16.0)
Net income per share, diluted	$1.09	$1.30	(16.2)

The Company's financial results for the three months ended June 30, 2023, on a GAAP and non-GAAP basis, decreased compared to the same prior year period primarily due to higher salaries, wages, and benefits expense. Additionally, the same prior year period included approximately $300 million of additional breakage revenue driven by higher than normal flight credits issued during the pandemic that were set to expire unused, prior to the Company's July 2022 policy change to eliminate expiration dates on qualifying flight credits. The percentage of breakage revenue normalized to historical levels beginning in third quarter 2022.

	Six months ended June 30,
(in millions, except per share amounts)
GAAP	2023	2022	2023 Change to 2022
Operating income	$511	$1,007	(49.3)%
Net income	$524	$482	8.7%
Net income (loss) per share, diluted	$0.84	$0.77	9.8%

Non-GAAP
Operating income	$523	$1,038	(49.6)%
Net income	$530	$633	(16.3)%
Net income per share, diluted	$0.85	$1.00	(15.0)%

The Company's financial results, as shown above on a GAAP and non-GAAP basis, for the six months ended June 30, 2023 included a negative financial impact of approximately $380 million on a pre-tax basis related to the December 2022 operational disruption. The same prior year period included additional breakage revenue driven by higher than normal flight credits issued during the pandemic that were set to expire unused, prior to the Company's July 2022 policy change to eliminate expiration dates on qualifying flight credits. The percentage of breakage revenue normalized to historical levels beginning in third quarter 2022. This additional revenue for the six months ended June 30, 2022 was partially offset by the effects of the Omicron variant of COVID-19, which reduced travel demand, particularly during January and February 2022. Operating income for the first six months ended June 30, 2023 also decreased compared to the same prior year period primarily due to higher salaries, wages, and benefits expense, partially offset by higher interest income. On a GAAP basis, the Company's results for the six months ended June 30, 2022 also included a $116 million loss on extinguishment of debt due to the repurchase of a portion of the Company's Convertible Senior Notes (the "Convertible Notes"). See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

2023 Outlook

The following tables present current selected financial guidance for third quarter and full year 2023:

3Q 2023 Estimation
RASM (a), year-over-year	Down 3% to 7%
ASMs (b), year-over-year	Up ~12%
Economic fuel costs per gallon (c)(d)	$2.55 to $2.65
Fuel hedging premium expense per gallon	$0.05
Fuel hedging cash settlement gains per gallon	$0.08
ASMs per gallon (fuel efficiency)	79 to 80
CASM-X (c)(e), year-over-year (f)	Up 3.5% to 6.5%
Scheduled debt repayments (millions)	~$8
Interest expense (millions)	~$63

2023 Estimation
ASMs (b), year-over-year	Up 14% to 15%
Economic fuel costs per gallon (c)(d)	$2.70 to $2.80
Fuel hedging premium expense per gallon	$0.06
Fuel hedging cash settlement gains per gallon	$0.09
CASM-X (c)(e), year-over-year (f)	Down 1% to 2%
Scheduled debt repayments (millions)	~$83
Interest expense (millions)	~$255
Aircraft (g)	814
Effective tax rate	23% to 24%
Capital spending (billions)	~$3.5
(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b)Available seat miles ("ASMs" or "capacity"). The Company's flight schedule is currently published for sale through March 6, 2024. The Company continues to expect fourth quarter 2023 capacity to increase in the range of 20 percent to 22 percent, year-over-year, and currently expects first quarter 2024 capacity to increase in the range of 14 percent to 16 percent, year-over-year, of which nearly 90 percent is from the carryover effect of capacity growth in 2023.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of July 19, 2023, third quarter, fourth quarter, and full year 2023 economic fuel costs per gallon are estimated to be in the range of $2.55 to $2.65, $2.50 to $2.60, and $2.70 to $2.80, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(e) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profitsharing ("CASM-X").
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
(g) Aircraft on property, end of period. The Company continues to plan for approximately 70 Boeing 737-8 ("-8") aircraft deliveries and 26 Boeing 737-700 ("-700") aircraft retirements in 2023, ending the year with 814 aircraft. The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience supply chain challenges, so the Company therefore offers no assurances that current estimations and timelines are correct.

Thus far, the Company has experienced strong leisure demand and yields for July travel. Based on current booking and revenue trends, the Company anticipates a third quarter 2023 RASM decline of 3 percent to 7 percent, year-over-year, driven by challenging comparisons from the pent-up travel demand surge in 2022, and higher than seasonally-normal growth, as the Company works to close out the restoration of the network and normalizes the utilization of the fleet.

The Company expects third quarter 2023 CASM-X to increase in the range of 3.5 percent to 6.5 percent, year-over-year, primarily due to continued inflationary cost pressures, including higher labor rates for all Employee workgroups and increased market wage rate accruals. Overall, nominal cost trends are expected to remain fairly consistent sequentially from second quarter 2023. The Company currently expects its full year 2023 CASM-X to decrease in the range of 1 percent to 2 percent, year-over-year.

Company Overview

For the six months ended June 30, 2023, the Company hired approximately 4,400 Employees, net of attrition. The Company's number of active full-time equivalent Employees increased by 14.4 percent from June 30, 2022 to June 30, 2023, primarily to support the Company's restoration of its flight schedule after emerging from the pandemic, as well as the year-over-year growth in capacity. The Company has made additional investments to attract and retain talent, including raising the Company's starting hourly pay rates for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.

On April 30, 2023, the Company's 12 Meteorologists, represented by the Transportation Workers Union Local 550 (“TWU 550”), ratified a new five-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in May 2028.
On July 27, 2023, the Company's 2,865 Mechanics & Related Employees, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in August 2027.

The Company ended second quarter 2023 with 803 Boeing 737 aircraft, including 188 -8 aircraft. During second quarter 2023, the Company retired 11 -700 aircraft and took delivery of 21 -8 aircraft. While the Company was contractually scheduled to receive 114 MAX deliveries in 2022, a portion of these deliveries shifted out of 2022 due to Boeing's supply chain challenges and the current status of the -7 certification, and aircraft delivery delays extended into 2023. As a result, the Company continues to expect to end 2023 with 814 aircraft. For information about potential impacts resulting from prolonged delays related to the 737 MAX family of aircraft, see "Risk Factors – Operational Risks" included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Company entered into supplemental agreements in 2022 with Boeing to increase aircraft orders and accelerate certain options with the goals of improving potential growth opportunities and frequencies to better align with the pre-pandemic operational route network, lowering operating costs, and further modernizing its fleet with less carbon-intensive aircraft. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information. The Company expects that more than half of the MAX aircraft in its firm order book will replace a significant amount of its 408 -700 aircraft over the next 10 to 15 years to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts. The Company's order book with Boeing as of June 30, 2023, consists of a total of 462 MAX firm orders (192 -7 aircraft and 270 -8 aircraft) for the years 2023 through 2030 and 102 MAX options (-7s or -8s) for the years 2025 through 2027. The Company is working to reflow its order book with Boeing in a way that provides orderly and measured growth in 2024 and beyond.

The Company has published its flight schedule for sale through March 6, 2024. Although the Company's network is largely restored, it is not yet optimized. The Company is working to align its network, fleet plans, and staffing to better reflect the current business environment. While business revenues continue to recover, they are not back to pre-pandemic levels—therefore, the Company is revamping its 2024 flight schedules to reflect post-pandemic changes to Customer travel patterns. The Company estimates these meaningful network optimization efforts and the continued maturation of its development markets will contribute roughly $500 million in incremental year-over-year pre-tax profits in 2024, which the Company believes will support another year of margin expansion.

As part of its commitment to corporate sustainability, the Company published its 2022 One Report describing the Company's sustainability strategies on May 3, 2023, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. The Company also published its Diversity, Equity, and Inclusion ("DEI") Report on May 3, 2023. A companion piece to the One Report, the DEI Report takes a deeper dive into the Company's DEI goals and initiatives and highlights the Company's DEI plans for the future. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report, the DEI Report, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.
Material Changes in Results of Operations

Comparison of three months ended June 30, 2023 and June 30, 2022

Operating Revenues

Total operating revenues for second quarter 2023 increased by $309 million, or 4.6 percent, year-over-year, to achieve an all-time quarterly Company record of $7.0 billion. The Company's Rapid Rewards® loyalty program also continues to be a point of strength, with record second quarter new Member additions, a record level of Member engagement, and record second quarter spend on the Company's co-branded Chase® Visa credit card. Second quarter 2023 RASM was 16.53 cents, a decrease of 8.3 percent, compared with second quarter 2022. This year-over-year RASM decrease was primarily driven by a decrease in yield of 4.0 percent coupled with a decrease in Load factor of 3.7 points. The decrease in yield was primarily due to both the Company's and other domestic carriers' significant year-over-year capacity growth coming out of the pandemic to meet demand, and the Company's additional breakage revenue in second quarter 2022. The higher breakage in second quarter 2022 was driven by higher than normal flight credits issued during the pandemic that were set to expire unused, prior to the Company's July 2022 policy change to eliminate expiration dates on qualifying flight credits. The percentage of breakage revenue normalized to historical levels beginning in third quarter 2022.

Passenger revenues for second quarter 2023 increased by $290 million, or 4.7 percent, year-over-year. Holding other factors constant, the increase was primarily due to a 14.1 percent increase in capacity and an improvement in leisure and business demand in second quarter 2023. On a unit basis, Passenger revenues decreased 8.2 percent, year-over-year. The decrease was largely driven by a 4.0 percent decrease in Passenger revenue yield as a result of the significant year-over-year capacity increases by the Company and other domestic carriers, as well as higher breakage amounts recorded in second quarter 2022, prior to the Company's policy change regarding the expiration of flight credits.

Other revenues for second quarter 2023 increased by $19 million, or 3.4 percent, compared with second quarter 2022. On a dollar basis, the increase was primarily due to additional marketing revenue from Chase Bank USA, N.A ("Chase"), driven by improved retail spend on the Company's co-brand credit card.

Operating Expenses

Operating expenses for second quarter 2023 increased by $672 million, or 12.1 percent, compared with second quarter 2022, while capacity increased 14.1 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits, partially offset by a year-over-year decrease in Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2023 and 2022, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2023		2022
Salaries, wages, and benefits	6.55	¢	5.95	¢	0.60	¢	10.1%
Fuel and oil	3.29		4.38		(1.09)		(24.9)
Maintenance materials and repairs	0.64		0.56		0.08		14.3
Landing fees and airport rentals	1.08		1.04		0.04		3.8
Depreciation and amortization	0.86		0.87		(0.01)		(1.1)
Other operating expenses	2.24		2.12		0.12		5.7
Total	14.66	¢	14.92	¢	(0.26)	¢	(1.7)%

Operating expenses per ASM for second quarter 2023 decreased by 1.7 percent, compared with second quarter 2022, primarily due to a significant decrease in the Company's fuel cost per gallon. Operating expenses per ASM for second quarter 2023, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 7.5 percent, compared with second quarter 2022, primarily due to general inflationary cost pressures, in particular higher labor rates for all Employee workgroups, including market wage rate accruals for open collective bargaining agreements, as well as the timing of planned maintenance expenses for the Company's Boeing 737-800 fleet.

Salaries, wages, and benefits expense for second quarter 2023 increased by $566 million, or 25.5 percent, compared with second quarter 2022. On a per ASM basis, second quarter 2023 Salaries, wages, and benefits expense increased 10.1 percent, compared with second quarter 2022. On a dollar basis, approximately 50 percent of the increase was due to step/pay rate increases for certain workgroups, including market wage rate accruals for open collective bargaining agreements, and approximately 25 percent of the increase was driven by an increase in capacity and/or number of trips flown.

Fuel and oil expense for second quarter 2023 decreased by $233 million, or 14.2 percent, compared with second quarter 2022. On a per ASM basis, second quarter 2023 Fuel and oil expense decreased 24.9 percent. On a dollar basis, the decrease was primarily attributable to a decrease in the Company's average economic jet fuel cost per gallon, partially offset by an increase in fuel gallons consumed. The Company's second quarter 2023 average economic jet fuel price of $2.60 per gallon is net of approximately $45 million in cash settlements from hedging activities. On a per ASM basis, the majority of the change was also due to lower average economic jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended June 30,
	2023	2022
Economic fuel costs per gallon	$2.60	$3.36
Fuel hedging premium expense (in millions)	$30	$26
Fuel hedging premium expense per gallon	$0.06	$0.05
Fuel hedging cash settlement gain per gallon	$0.09	$0.68

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's second quarter 2023 available seat miles per gallon ("fuel efficiency") increased 3.3 percent, year-over-year, due to the Company operating more of its most fuel-efficient MAX aircraft within its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide protection against spikes in energy prices. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of July 19, 2023.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	3Q 2023	4Q 2023
$60	$2.00 - $2.10	$2.00 - $2.10
$70	$2.30 - $2.40	$2.30 - $2.40
Current Market (a)	$2.55 - $2.65	$2.50 - $2.60
$90	$2.80 - $2.90	$2.80 - $2.90
$100	$3.00 - $3.10	$3.00 - $3.10
$110	$3.25 - $3.35	$3.25 - $3.35

Fair market value	$47 million	$55 million
Estimated premium costs	$30 million	$30 million
(a) Brent crude oil average market prices as of July 19, 2023, was $79 per barrel for each of third quarter and fourth quarter 2023.
(b) Based on the Company's existing fuel derivative contracts and market prices as of July 19, 2023, third quarter, fourth quarter, and full year 2023 economic fuel costs per gallon are estimated to be in the range of $2.55 to $2.65, $2.50 to $2.60, and $2.70 to $2.80, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2023	51%
2024	54%
2025	41%
2026	Less than 10%
(a) Based on the Company's current available seat mile plans. The Company is currently 49 percent hedged for third quarter 2023 and 47 percent hedged for fourth quarter 2023.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of June 30, 2023, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2023	Amount of gains (losses) deferred in AOCI at June 30, 2023 (net of tax)
Remainder of 2023	$73	$15
2024	109	(38)
2025	113	(27)
2026	$21	$—
Total	$316	$(50)

Maintenance materials and repairs expense for second quarter 2023 increased by $61 million, or 29.0 percent, compared with second quarter 2022. On a per ASM basis, Maintenance materials and repairs expense increased 14.3 percent, compared with second quarter 2022. On a dollar and per ASM basis, the increase was primarily due to an increase in engine shop visits and various other engine repairs. The majority of these increases are associated with the Company’s 737-800 fleet, as -800 aircraft emerge from their maintenance “honeymoon” period, during which the aircraft have required significantly lower levels of maintenance while in the early phases of their useful lives.

Landing fees and airport rentals expense for second quarter 2023 increased by $71 million, or 18.3 percent, compared with second quarter 2022. On a per ASM basis, Landing fees and airport rentals expense increased 3.8 percent, compared with second quarter 2022. On a dollar basis, approximately 50 percent of the increase was attributable to higher landing fees, primarily driven by the increase in trips flown and higher rates charged by airports. The remainder of the increase was largely due to higher rental expense throughout the network, associated with both higher rates and additional space leased at airports.

Depreciation and amortization expense for second quarter 2023 increased by $42 million, or 12.9 percent, compared with second quarter 2022. On a per ASM basis, Depreciation and amortization expense decreased by 1.1 percent, compared with second quarter 2022. On a dollar basis, approximately 70 percent of the increase was primarily due to the acquisition of 107 -8 aircraft since second quarter 2022, and the remaining increase was primarily due to decreasing the airframe salvage value for the entire -700 fleet, which was a change in estimate made in third quarter 2022. This change in estimate was not material to second quarter 2023, nor is it expected to have a material impact on future periods.

Other operating expenses for second quarter 2023 increased by $165 million, or 20.9 percent, compared with second quarter 2022. Included within this line item was aircraft rentals expense in the amounts of $49 million for each of the three-month periods ended June 30, 2023 and 2022. On a per ASM basis, Other operating expenses increased 5.7 percent, compared with second quarter 2022. On a dollar basis, approximately 20 percent of the increase was due to higher professional fees driven by an increase in technology spending, approximately 15 percent of the increase was due to higher personnel expenses driven by an increase in Crew overnights associated with the increase in capacity and inflationary pressure, and approximately 15 percent of the increase was due to higher advertising expenses. The majority of the remainder of the year-over-year increase was due to various flight-driven expenses.

Other expenses (income)

Interest expense for second quarter 2023 decreased by $28 million, or 30.1 percent, compared with second quarter 2022, primarily due to various debt repurchases since second quarter 2022. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for second quarter 2023 decreased by $6 million, or 54.5 percent, compared with second quarter 2022, primarily due to a significant amount of assets being placed into service since second quarter 2022, most notably the delivery of 21 -8 aircraft in second quarter 2023.

Interest income for second quarter 2023 increased by $116 million, compared with second quarter 2022, primarily due to higher interest rates earned on the Company's cash and short-term investments.

Loss on extinguishment of debt for second quarter 2023 decreased by $43 million compared with second quarter 2022, primarily due to the partial extinguishment of the Company's Convertible Notes in second quarter 2022, compared to none in second quarter 2023.

The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in millions)	2023	2022
Mark-to-market impact from fuel contracts settling in current and future periods	$6	$(20)
Unrealized mark-to-market adjustment on available for sale securities	—	4
Mark-to-market impact on deferred compensation plan investments	(16)	39
Other	3	2
	$(7)	$25

Income Taxes

The Company's effective tax rate was 22.9 percent in second quarter 2023, compared with 26.6 percent in second quarter 2022. The year-over-year decline in the tax rate was primarily due to the absence of losses on convertible debt repurchases, which were largely disallowed as a tax deduction in 2022. The Company currently estimates its annual 2023 effective tax rate to be in the range of 23 percent to 24 percent.

Comparison of six months ended June 30, 2023 and June 30, 2022

Operating Revenues

Passenger revenues for the six months ended June 30, 2023, increased by $1.3 billion, or 12.3 percent, compared with the first six months of 2022. On a unit basis, Passenger revenues decreased 0.1 percent, year-over-year. The dollar increase was primarily due to a 12.5 percent increase in capacity and improvement in leisure and business travel demand for the six months ended June 30, 2023 versus 2022. For the six months ended June 30, 2023, the year-over-year Passenger revenue yield per ASM decrease was due to additional breakage revenue in the six months ended June 30, 2022, primarily driven by higher than normal flight credits issued during the pandemic that were set to expire unused, prior to the Company's July 2022 policy change to eliminate expiration dates on qualifying flight credits. The percentage of breakage revenue normalized to historical levels beginning in third quarter 2022.

Other revenues for the six months ended June 30, 2023, increased by $63 million, or 5.8 percent, year-over-year. On a dollar basis, the increase was primarily due to additional marketing revenue from Chase, driven by improved retail spend on the Company's co-brand credit card.

Operating Expenses

Operating expenses for the six months ended June 30, 2023, increased by $1.8 billion, or 17.4 percent, compared with the first six months of 2022, while capacity increased 12.5 percent over the same prior year period. Approximately 45 percent of the increase was due to higher Salaries, wages, and benefits expense and approximately 17 percent of the increase was due to higher Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2023 and 2022, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement of travel demand, causing the Company's fixed costs to be spread over significantly more ASMs.

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2023		2022		change		change
Salaries, wages, and benefits	6.53	¢	6.20	¢	0.33	¢	5.3%
Fuel and oil	3.66		3.68		(0.02)		(0.5)
Maintenance materials and repairs	0.63		0.59		0.04		6.8
Landing fees and airport rentals	1.08		1.02		0.06		5.9
Depreciation and amortization	0.91		0.90		0.01		1.1
Other operating expenses	2.36		2.13		0.23		10.8
Total	15.17	¢	14.52	¢	0.65	¢	4.5%

Operating expenses per ASM for the first six months of 2023 increased by 4.5 percent, compared with the first six months of 2022. The majority of the year-over-year unit cost increase was driven by higher Salaries, wages, and benefits expense. Operating expenses per ASM for the first six months of 2023, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 6.8 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2023 increased by $814 million, or 18.3 percent, compared with the first six months of 2022. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2023 increased 5.3 percent, compared with the first six months of 2022. On a dollar basis, approximately 50 percent of the increase was due to step/pay rate increases for certain workgroups, including market wage rate accruals for open collective bargaining agreements, and approximately 35 percent of the increase was driven by an increase in capacity and/or number of trips flown.

Fuel and oil expense for the first six months of 2023 increased by $310 million, or 11.7 percent, compared with the first six months of 2022. On a per ASM basis, Fuel and oil expense for the first six months of 2023 decreased 0.5 percent. On a dollar basis, the increase was primarily attributable to an increase in fuel gallons consumed. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Six months ended June 30,
	2023	2022
Economic fuel costs per gallon	$2.88	$2.86
Fuel hedging premium expense (in millions)	$61	$53
Fuel hedging premium expense per gallon	$0.06	$0.06
Fuel hedging cash settlement gains per gallon	$0.11	$0.61

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first six months of 2023 increased by $91 million, or 21.7 percent, compared with the first six months of 2022. On a per ASM basis, Maintenance materials and repairs expense increased 6.8 percent, compared with the first six months of 2022. On a dollar and per ASM basis, the increase was primarily due to an increase in engine shop visits and various other engine repairs. The majority of these increases are associated with the Company’s 737-800 fleet, as -800 aircraft emerge from their maintenance “honeymoon” period, during which the aircraft have required significantly lower levels of maintenance while in the early phases of their useful lives.

Landing fees and airport rentals expense for the first six months of 2023 increased by $134 million, or 18.3 percent, compared with the first six months of 2022. On a per ASM basis, Landing fees and airport rentals expense increased 5.9 percent, compared with the first six months of 2022. On a dollar basis, approximately 55 percent of the increase was attributable to higher landing fees, primarily driven by the increase in trips flown and higher rates charged by airports. The remainder of the increase was largely due to higher rental expense throughout the network, associated with both higher rates and additional space leased at airports.

Depreciation and amortization expense for the first six months of 2023 increased by $82 million, or 12.6 percent, compared with the first six months of 2022. On a per ASM basis, Depreciation and amortization expense increased 1.1 percent, compared with the first six months of 2022. On a dollar basis, approximately 70 percent of the increase was due to the acquisition of 107 -8 aircraft since second quarter 2022, and approximately 20 percent of the increase was due to decreasing the airframe salvage value for the entire -700 fleet, which was a change in estimate made in third quarter 2022. This change in estimate was not material to first six months of 2023, nor is it expected to be material to future periods.

Other operating expenses for the first six months of 2023 increased by $386 million, or 25.3 percent, compared with the first six months of 2022. Included within this line item was aircraft rentals expense in the amount of $99 million and $98 million for the six months ended June 30, 2023 and 2022, respectively. On a per ASM basis, Other operating expenses increased 10.8 percent, compared with the first six months of 2022. On a dollar and per ASM basis, approximately 25 percent of the increase was due to higher interrupted trip expense driven by costs associated with the Company's December 2022 operational disruption, approximately 15 percent of the increase was due to higher personnel expenses, and approximately 15 percent of the increase was due to higher professional fees driven by an increase in technology projects. The majority of the remaining increase was due to various flight-driven expenses.

Other expenses (income)

Interest expense for the first six months of 2023 decreased by $56 million, or 30.1 percent, compared with the first six months of 2022, primarily due to various debt repurchases since second quarter 2022.

Capitalized interest for the first six months of 2023 decreased by $9 million, or 45.0 percent, compared with the first six months of 2022, primarily due to a significant amount of assets being placed into service, most notably 107 MAX aircraft being delivered since the first six months of 2022.

Interest income for the first six months of 2023 increased by $238 million, compared with the first six months of 2022, primarily due to higher interest rates earned on the Company's cash and short-term investments.

Loss on extinguishment of debt for the first six months of 2023 decreased by $116 million, compared with the first six months of 2022, primarily due to the partial extinguishment of the Company's Convertible Notes in the first six months of 2022, compared with none in the first six months of 2023.

The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in millions)	2023	2022
Mark-to-market impact from fuel contracts settling in current and future periods	$6	$15
Unrealized mark-to-market adjustment on available for sale securities	(4)	7
Mark-to-market impact on deferred compensation plan investment	(26)	72
Other	3	2
	$(21)	$96

Income Taxes

The Company's effective tax rate was approximately 23.2 percent for the first six months of 2023, compared with 26.9 percent for the first six months of 2022. The year-over-year decline in the tax rate was primarily due to the absence of losses on convertible debt repurchases, which were largely disallowed as a tax deduction in 2022.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2023	2022	Change	2023	2022	Change
Fuel and oil expense, unhedged	$1,418	$1,942		$2,992	$3,148
Add: Premium cost of fuel contracts designated as hedges	30	26		61	53
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(45)	(332)		(103)	(561)
Fuel and oil expense, as reported (economic)	$1,403	$1,636	(14.2)	$2,950	$2,640

Total operating expenses, net, as reported	$6,242	$5,570		$12,232	$10,415
Deduct: Impairment of long-lived assets	—	(15)		—	(31)
Deduct: Litigation settlement	(12)	—		(12)	—
Total operating expenses, excluding special items	$6,230	$5,555	12.2	$12,220	$10,384	17.7
Deduct: Fuel and oil expense, as reported (economic)	(1,403)	(1,636)		(2,950)	(2,640)
Operating expenses, excluding Fuel and oil expense and special items	$4,827	$3,919	23.2	$9,270	$7,744	19.7
Deduct: Profitsharing expense	(121)	(81)		(121)	(118)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$4,706	$3,838	22.6	$9,149	$7,626	20.0

Operating income, as reported	$795	$1,158		$511	$1,007
Add: Impairment of long-lived assets	—	15		—	31
Add: Litigation settlement	12	—		12	—
Operating income, excluding special items	$807	$1,173	(31.2)	$523	$1,038	(49.6)

Other (gains) losses, net, as reported	$(7)	$25		$(21)	$96
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(6)	20		(6)	(15)
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	—	(4)		4	(7)
Other (gains) losses, net, excluding special items	$(13)	$41	n.m.	$(23)	$74	n.m.

Income before income taxes, as reported	$886	$1,036		$682	$660
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	6	(20)		6	15
Add: Impairment of long-lived assets	—	15		—	31
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	—	4		(4)	7
Add: Loss on extinguishment of debt	—	43		—	116
Add: Litigation settlement	$12	—		$12	—
Income before income taxes, excluding special items	$904	$1,078	(16.1)	$696	$829	(16.0)

Provision for income taxes, as reported	$203	$276		$158	$178
Add (Deduct): Net income tax impact of fuel and special items (b)	8	(23)		8	18
Provision for income taxes, net, excluding special items	$211	$253	(16.6)	$166	$196	(15.3)

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2023		2022		Change	2023		2022		Change
Net income, as reported	$683		$760			$524		$482
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	6		(20)			6		15
Add: Loss on extinguishment of debt	—		43			—		116
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	—		4			(4)		7
Add (Deduct): Net income tax impact of special items (b)	(8)		23			(8)		(18)
Add: Impairment of long-lived assets	—		15			—		31
Add: Litigation settlement	12		—			12		—
Net income, excluding special items	$693		$825		(16.0)	$530		$633		(16.3)

Net income per share, diluted, as reported	$1.08		$1.20			$0.84		$0.77
Add: Impact of special items	0.01		0.08			0.01		0.24
Add (Deduct): Net impact of net income above from fuel contracts divided by dilutive shares	0.01		(0.03)			0.01		0.02
Add (Deduct): Net income tax impact of special items (b)	(0.01)		0.05			(0.01)		(0.03)
Net income per share, diluted, excluding special items	$1.09		$1.30		(16.2)	$0.85		$1.00		(15.0)

Operating expenses per ASM (cents)	14.66	¢	14.92	¢		15.17	¢	14.52	¢
Deduct: Impact of special items	(0.03)		(0.04)			(0.02)		(0.05)
Deduct: Fuel and oil expense divided by ASMs	(3.29)		(4.38)			(3.65)		(3.68)
Deduct: Profitsharing expense divided by ASMs	(0.29)		(0.22)			(0.15)		(0.16)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.05	¢	10.28	¢	7.5	11.35	¢	10.63	¢	6.8

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating income, non-GAAP; Other (gains) losses, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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
3.Losses associated with the partial extinguishment of the Company's Convertible Notes and early prepayment of debt. These losses are also now presented as a separate line item in the unaudited Condensed

Consolidated Statement of Comprehensive Income, rather than its prior presentation where it was included as a component of Other (gains) losses, net. Such losses are incurred as a result of opportunistic decisions made by the Company to prepay portions of its debt, most of which was incurred during the pandemic in order to provide liquidity during the prolonged downturn in air travel; and
4.A charge associated with a tentative litigation settlement regarding certain California state meal-and-rest-break regulations for flight attendants.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating income, non-GAAP; Other (gains) losses, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

Liquidity and Capital Resources

Net cash provided by operating activities was $1.4 billion for the three months ended June 30, 2023, compared with $1.9 billion provided by operating activities in the same prior year period. Net cash provided by operating activities was $2.1 billion for the six months ended June 30, 2023, compared with $3.0 billion provided by operating activities in the same prior year period. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the six months ended June 30, 2023, were largely impacted by the Company's net income (as adjusted for noncash items), an $809 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, an increase of $140 million in excise tax liabilities due to an increase in sales related to an increase in travel demand, partially offset by a $243 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows, and a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the December 2022 operational disruption. The operating cash flows for the six months ended June 30, 2022, were largely impacted by the Company's net income (as adjusted for noncash items), a $793 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, a $284 million increase in cash collateral received from derivative counterparties due to an increase in the fuel hedge portfolio, driven by increases in the forward curve market prices for energy commodities year-to-date, and a $472 million cash tax refund from the Internal Revenue Service associated with the 2020 tax year. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, pay dividends, and provide working capital.

Net cash used in investing activities totaled $627 million during the three months ended June 30, 2023, compared with $1.6 billion used in investing activities in the same prior year period. Net cash used in investing activities for the six months ended June 30, 2023 was $2.2 billion, compared with $1.7 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2023, Capital expenditures were $2.0 billion, compared with $1.5 billion in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress and delivery payments made for current period and future aircraft deliveries during the six months ended June 30, 2023, compared to the same prior year period.

Based on anticipated aircraft delivery delays from Boeing, the Company continues to plan for approximately 70 -8 aircraft deliveries and 26 -700 aircraft retirements in 2023. The Company continues to estimate its 2023 capital spending to be approximately $3.5 billion. This continues to assume approximately $2.3 billion in aircraft capital spending and $1.2 billion in non-aircraft capital spending, which includes tens of millions in operational disruption-related investments. The Company also estimates its total annual capital spending to be approximately $4 billion, on average, for the five years 2023 through 2027.

Net cash provided by financing activities was $10 million during the three months ended June 30, 2023, compared with $215 million used in financing activities for the same prior year period. Net cash used in financing activities was $253 million during the six months ended June 30, 2023, compared with $530 million used in financing activities for the same prior year period. The Company paid $214 million in cash dividends to Shareholders and repaid $67 million in finance lease obligations during the six months ended June 30, 2023. The Company may engage in early debt repurchases from time to time and some of these early repurchases are not included in the Company's current maturities of long-term debt. The Company's 2023 total scheduled debt repayments are expected to be $83 million. During the six months ended June 30, 2022, the Company repaid $555 million in debt and finance lease obligations, including the early extinguishment of $302 million in principal of its Convertible Notes for a cash payment of $409 million.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). There were no amounts outstanding under the Amended A&R Credit Agreement as of June 30, 2023. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Although not the case at June 30, 2023, due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $12.2 billion as of June 30, 2023, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of more than $14.0 billion, including aircraft valued in excess of $11.5 billion and more than $2.5 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of June 30, 2023, the Company's total firm and option order book with Boeing was 564 aircraft. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of June 30, 2023:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	18	408	(a)	370	38
737-800	175	8	207		190	17
737 -8	175	2	188		159	29
Totals		12	803		719	84
(a) Included three Boeing 737 Next Generation aircraft in storage as of June 30, 2023.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s expectations with respect to steps taken to boost operational resiliency and to mitigate the risk of an operational disruption recurrence, including with respect to expected benefits;
•the Company’s financial guidance for third quarter and full year 2023 and factors that could impact the Company’s financial results;
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
•the Company’s expectations regarding passenger demand, revenue trends, and bookings, including with respect to managed business revenues;
•the Company’s labor plans and expectations;
•the Company’s fleet and network-related goals, including without limitation with respect to better optimizing its network, growth opportunities and frequencies, alignment of fleet and staffing with the business environment, reduction of operating costs, further modernizing its fleet with less carbon-intensive aircraft, restoration of the Company’s network and core markets, and maturation of newer markets;
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
•the Company's dependence on its workforce, including its ability to employ sufficient numbers of qualified Employees to effectively and efficiently maintain its operations;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. As of June 30, 2023, the estimated fair value of outstanding contracts was a net asset of $316 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2023, the Company had eight counterparties for which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of June 30, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of June 30, 2023, at which such postings are triggered.

As of June 30, 2023, $60 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2023, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2023.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2023, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas. A lead plaintiff has been appointed in the case, and an amended complaint was filed on July 2, 2020. The amended complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and January 29, 2020. The amended complaint asserts claims under Sections 10(b) and 20 of the Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The amended complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On August 17, 2020, the Company and the individual defendants filed a motion to dismiss. On October 1, 2020, the lead plaintiff filed a response in opposition to the motion to dismiss. The Company filed a reply on or about October 21, 2020, such that the motion is now fully briefed, although the parties have each supplemented their prior briefing with regard to more recent case holdings in other matters. The Company denies all allegations of wrongdoing, including those in the amended complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the "Sherman Complaint"), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Two complaints alleging violations of federal securities laws and seeking certification as a class action have been filed (on January 10, 2023 and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment have continued to contest the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Since about January 24, 2023, the Company’s senior officers and Board of Directors have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. The Company and its Board of Directors intend to address the derivative and books and records demands and the shareholder derivative suits in accordance with the applicable Texas statutes governing such demands and litigation.

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

SOUTHWEST AIRLINES CO.

July 28, 2023	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)