Form 10-Q
period 2023-09-30
SOUTHWEST AIRLINES CO
filed 2023-10-30
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 26, 2023: 596,115,380

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2023 and 2022
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2023 and 2022
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,497	$9,492
Short-term investments	2,236	2,800
Accounts and other receivables	1,467	1,040
Inventories of parts and supplies, at cost	799	790
Prepaid expenses and other current assets	632	686
Total current assets	14,631	14,808

Property and equipment, at cost:
Flight equipment	25,724	23,725
Ground property and equipment	7,344	6,855
Deposits on flight equipment purchase contracts	345	376
Assets constructed for others	51	28
	33,464	30,984
Less allowance for depreciation and amortization	14,389	13,642
	19,075	17,342
Goodwill	970	970
Operating lease right-of-use assets	1,288	1,394
Other assets	1,016	855
	$36,980	$35,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,736	$2,004
Accrued liabilities	2,880	2,043
Current operating lease liabilities	220	225
Air traffic liability	7,246	6,064
Current maturities of long-term debt	30	42
Total current liabilities	12,112	10,378

Long-term debt less current maturities	7,984	8,046
Air traffic liability - noncurrent	1,754	2,186
Deferred income taxes	2,157	1,985
Noncurrent operating lease liabilities	1,039	1,118
Other noncurrent liabilities	880	969
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,135	4,037
Retained earnings	16,657	16,261
Accumulated other comprehensive income	201	344
Treasury stock, at cost	(10,827)	(10,843)
Total stockholders' equity	11,054	10,687
	$36,980	$35,369

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Passenger	$5,912	$5,613	$17,426	$15,867
Freight	44	44	131	133
Other	569	563	1,711	1,642
Total operating revenues	6,525	6,220	19,268	17,642

OPERATING EXPENSES:
Salaries, wages, and benefits	2,728	2,322	7,991	6,771
Fuel and oil	1,564	1,750	4,514	4,390
Maintenance materials and repairs	326	204	836	624
Landing fees and airport rentals	457	395	1,324	1,128
Depreciation and amortization	375	335	1,107	984
Other operating expenses	958	819	2,868	2,343
Total operating expenses	6,408	5,825	18,640	16,240

OPERATING INCOME	117	395	628	1,402

OTHER EXPENSES (INCOME):
Interest expense	63	86	193	272
Capitalized interest	(4)	(11)	(15)	(31)
Interest income	(156)	(70)	(425)	(101)
Loss on extinguishment of debt	—	76	—	192
Other (gains) losses, net	(23)	(39)	(44)	57
Total other expenses (income)	(120)	42	(291)	389

INCOME BEFORE INCOME TAXES	237	353	919	1,013
PROVISION FOR INCOME TAXES	44	76	202	254

NET INCOME	$193	$277	$717	$759

NET INCOME PER SHARE, BASIC	$0.32	$0.47	$1.20	$1.28

NET INCOME PER SHARE, DILUTED	$0.31	$0.44	$1.15	$1.21

COMPREHENSIVE INCOME (LOSS)	$336	$(223)	$574	$676

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	596	593	595	593
Diluted	640	639	639	643
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	1	—	—	7	8
Share-based compensation	—	20	—	—	—	20
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive loss	—	—	(159)	(147)	—	(306)
Balance at March 31, 2023	$888	$4,058	$15,995	$197	$(10,836)	$10,302
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	5	16
Share-based compensation	—	34	—	—	—	34
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	683	(139)	—	544
Balance at June 30, 2023	$888	$4,103	$16,571	$58	$(10,831)	$10,789
Issuance of common and treasury stock pursuant to Employee stock plans	—	9	—	—	4	13
Share-based compensation	—	23	—	—	—	23
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income	—	—	193	143	—	336
Balance at September 30, 2023	$888	$4,135	$16,657	$201	$(10,827)	$11,054

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	—	—	—	7	7
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	(278)	503	—	225
Balance at March 31, 2022	$888	$3,940	$15,551	$891	$(10,853)	$10,417
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	3	13
Share-based compensation	—	16	—	—	—	16
Comprehensive income (loss)	—	—	760	(86)	—	674
Balance at June 30, 2022	$888	$3,966	$16,311	$805	$(10,850)	$11,120
Issuance of common and treasury stock pursuant to Employee stock plans	—	9	—	—	4	13
Share-based compensation	—	14	—	—	—	14
Comprehensive income (loss)	—	—	277	(500)	—	(223)
Balance at September 30, 2022	$888	$3,989	$16,588	$305	$(10,846)	$10,924
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193	$277	$717	$759
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	375	335	1,107	984
Impairment of long-lived assets	—	4	—	35
Unrealized mark-to-market adjustment on available for sale securities	—	—	(4)	7
Unrealized/realized (gain) on fuel derivative instruments	(21)	(26)	(14)	(11)
Deferred income taxes	57	76	214	250
Loss on extinguishment of debt	—	76	—	192
Changes in certain assets and liabilities:
Accounts and other receivables	(216)	58	(405)	162
Other assets	(35)	30	74	(14)
Accounts payable and accrued liabilities	352	(70)	645	436
Air traffic liability	(59)	(93)	750	700
Other liabilities	(89)	(83)	(180)	(292)
Cash collateral received from (provided to) derivative counterparties	40	(325)	(6)	(41)
Other, net	19	(25)	(159)	44
Net cash provided by operating activities	616	234	2,739	3,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(842)	(1,072)	(2,812)	(2,568)
Assets constructed for others	(8)	(7)	(23)	(14)
Purchases of short-term investments	(1,620)	(1,743)	(5,347)	(4,213)
Proceeds from sales of short-term and other investments	2,406	1,702	5,914	3,982
Net cash used in investing activities	(64)	(1,120)	(2,268)	(2,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	13	12	36	32
Payments of long-term debt and finance lease obligations	(11)	(1,679)	(78)	(1,825)
Payments of cash dividends	(214)	—	(428)	—
Payments for repurchases and conversions of convertible debt	—	(239)	—	(648)
Other, net	(1)	1	4	6
Net cash used in financing activities	(213)	(1,905)	(466)	(2,435)

NET CHANGE IN CASH AND CASH EQUIVALENTS	339	(2,791)	5	(2,037)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,158	13,234	9,492	12,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,497	$10,443	$9,497	$10,443

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$19	$42	$134	$203
Income taxes	$1	$8	$9	$19

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt	$—	$—	$—	$245
Right-of-use assets acquired under operating leases	$9	$14	$78	$42
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

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. These events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased first quarter 2023 expenses by approximately $55 million, which are included in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2023. These first quarter 2023 expenses included reimbursements to Customers impacted by the cancellations for costs they incurred in excess of the amounts accrued as of December 31, 2022, adjustments to the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers as a result of changes in the estimates of the points expected to be redeemed, and additional premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts. There were no material impacts to operating revenues or expenses beyond first quarter 2023 as a result of this disruption.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2023 and 2022 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have performed better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics such as COVID-19, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2023. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the nine months ended September 30, 2023.

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an "economic" standpoint and thus does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its "economic" hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may enter into "out-of-the-money" option contracts (including "catastrophic" protection, which the Company defines as prices significantly higher than historical average levels), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an economic hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

As of September 30, 2023, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	September 30, 2023	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2023
Remainder of 2023	271	West Texas Intermediate ("WTI") crude oil, Brent crude oil, and Heating oil
2024	1,265	WTI crude oil and Brent crude oil
2025	1,033	Brent crude oil
2026	176	Brent crude oil
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

When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through earnings. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. The Company did not have any such situations where a derivative ceased to qualify for hedge accounting during 2022, or during the nine months ended September 30, 2023.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2023	12/31/2022	9/30/2023	12/31/2022
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$250	$352	$—	$—
Fuel derivative contracts (gross)	Other assets	223	160	—	—
Interest rate derivative contracts	Other assets	23	14	—	—
Total derivatives designated as hedges		$496	$526	$—	$—
Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$42	$—	$28	$—
Total derivatives		$538	$526	$28	$—
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2023	2022
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$70	$106
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	30	—
Receivable from third parties for fuel contracts	Accounts and other receivables	45	34

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of September 30, 2023, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2023				December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$292	$(98)	$194		$352	$(106)	$246
Fuel derivative contracts	Other assets	$223	$(30)	$193	(a)	$160	$—	$160	(a)
Interest rate derivative contracts	Other assets	$23	$—	$23	(a)	$14	$—	$14	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2023			December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$98	$(98)	$—	$106	$(106)	$—
Fuel derivative contracts	Other assets	$30	$(30)	$—	$—	$—	$—

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended September 30, 2023		Three months ended September 30, 2022
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(52)	$2	$(195)	$2

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) reclassified from AOCI into income	(52)	—	(195)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	2	—	2

Location and amount recognized in income on cash flow and fair value hedging relationships
	Nine months ended September 30, 2023		Nine months ended September 30, 2022
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(93)	$5	$(703)	$5

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) reclassified from AOCI into income	(93)	—	(703)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	5	—	5

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2023	2022
Fuel derivative contracts	$(175)	$354
Interest rate derivatives	(7)	(2)
Total	$(182)	$352

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2023	2022
Fuel derivative contracts	$78	$(438)
Interest rate derivatives	(7)	(14)
Total	$71	$(452)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2023	2022
Fuel derivative contracts	$(33)	$(38)	Other (gains) losses, net

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Nine months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2023	2022
Fuel derivative contracts	$(26)	$(23)	Other (gains) losses, net

The Company also recorded expense (benefit) associated with premiums paid for fuel derivative contracts that settled/expired during the three and nine months ended September 30, 2023 and 2022. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) during the period the contract settles:

	Premium expense (benefit) recognized in income on derivatives

	Three months ended		Location of premium expense (benefit) recognized in income on derivatives
	September 30,
(in millions)	2023	2022
Fuel derivative contracts designated as hedges	$30	$26	Fuel and oil
Fuel derivative contracts not designated as hedges	—	(14)	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Premium expense (benefit) recognized in income on derivatives

	Nine months ended		Location of premium expense (benefit) recognized in income on derivatives
	September 30,
(in millions)	2023	2022
Fuel derivative contracts designated as hedges	$91	$79	Fuel and oil
Fuel derivative contracts not designated as hedges	$—	$(14)	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of September 30, 2023, recorded in AOCI, were approximately $77 million in unrealized gains, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to September 30, 2023.

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

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of September 30, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2023, at which such postings are triggered:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	Total
Fair value of fuel derivatives	$120	$57	$84	$28	$77	$35	$60	$26	$487
Cash collateral held from CP	100	—	—	—	—	—	—	—	100
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
(a) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(b) Thresholds may vary based on changes in credit ratings within investment grade.
(c) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,
(in millions)	2023	2022
NET INCOME	$193	$277
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $41 and ($153)	135	(504)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $—	8	4
Total other comprehensive income (loss)	$143	$(500)
COMPREHENSIVE INCOME (LOSS)	$336	$(223)

	Nine months ended September 30,
(in millions)	2023	2022
NET INCOME	$717	$759
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($45) and ($31)	(150)	(101)
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $2 and $5	11	18
Other, net of deferred taxes of $4 and $—	(4)	—
Total other comprehensive loss	$(143)	$(83)
COMPREHENSIVE INCOME	$574	$676

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2023:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at June 30, 2023	$(65)	$(29)	$170	$(18)	$58
Changes in fair value	228	8	—	(55)	181
Reclassification to earnings	(52)	2	—	12	(38)
Balance at September 30, 2023	$111	$(19)	$170	$(61)	$201

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$305	$(32)	$170	$(99)	$344
Changes in fair value	(101)	8	—	21	(72)
Reclassification to earnings	(93)	5	—	17	(71)
Balance at September 30, 2023	$111	$(19)	$170	$(61)	$201

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2023:

Three months ended September 30, 2023
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized (gain) on fuel derivative instruments	$(52)	Fuel and oil expense
	(12)	Less: Tax expense
	$(40)	Net of tax
Unrealized loss on interest rate derivative instruments	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$(38)	Net of tax

Nine months ended September 30, 2023
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized (gain) on fuel derivative instruments	$(93)	Fuel and oil expense
	(22)	Less: Tax expense
	$(71)	Net of tax
Unrealized loss on interest rate derivative instruments	$5	Other operating expenses
	1	Less: Tax expense
	$4	Net of tax
Other	—	Other
	4	Less: Tax Expense
	$(4)	Net of tax

Total reclassifications for the period	$(71)	Net of tax

5.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and nine months ended September 30, 2023 and 2022:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Passenger non-loyalty	$4,758	$4,630	$14,023	$13,112
Passenger loyalty - air transportation	916	791	2,730	2,236
Passenger ancillary sold separately	238	192	673	519
Total passenger revenues	$5,912	$5,613	$17,426	$15,867

As of September 30, 2023, and December 31, 2022, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	September 30, 2023	December 31, 2022
Air traffic liability - passenger travel and ancillary passenger services	$4,004	$3,061
Air traffic liability - loyalty program	4,996	5,189
Total Air traffic liability	$9,000	$8,250

The balance in "Air traffic liability - passenger travel and ancillary passenger services" also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's "Air traffic liability - loyalty program" for the three and nine months ended September 30, 2023 and 2022 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Air traffic liability - loyalty program - beginning balance	$5,079	$4,885	$5,189	$4,789
Amounts deferred associated with points awarded	859	815	2,609	2,395
Revenue recognized from points redeemed - Passenger	(916)	(791)	(2,730)	(2,236)
Revenue recognized from points redeemed - Other	(26)	(24)	(72)	(63)
Air traffic liability - loyalty program - ending balance	$4,996	$4,885	$4,996	$4,885

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2023 and 2022 were as follows (in millions):

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Air traffic liability
Balance at December 31, 2022	$8,250
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	18,249
Revenue from amounts included in contract liability opening balances	(5,263)
Revenue from current period sales	(12,236)
Balance at September 30, 2023	$9,000

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	16,630
Revenue from amounts included in contract liability opening balances	(3,750)
Revenue from current period sales	(12,180)
Balance at September 30, 2022	$8,425

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure. As the Company continues to believe that a portion of Customer flight credits issued after July 28, 2022, will not be redeemed, it continues to estimate and record breakage associated with such amounts. The amount of Customer flight credits represents approximately 7 percent and 9 percent of the total Air traffic liability balance as of September 30, 2023, and December 31, 2022, respectively.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase Bank USA, N.A, within Other operating revenues. For the three months ended September 30, 2023 and 2022, the Company recognized $526 million and $521 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $1.6 billion and $1.5 billion, respectively.

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2023 and 2022, an immaterial number of shares related to the Company's restricted stock units and stock warrants were excluded from the denominator because inclusion of such shares would be antidilutive.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023		2022
NUMERATOR:
Net income	$193	$277	$717		$759
Add: Interest expense	5	5	15		17
Net income attributable to common stockholders	198	282	732		776

DENOMINATOR:
Weighted-average shares outstanding, basic	596	593	595		593
Dilutive effects of Convertible Notes	42	45	42	(a)	49
Dilutive effect of restricted stock units	2	1	2		1
Adjusted weighted-average shares outstanding, diluted	640	639	639		643

NET INCOME PER SHARE:
Basic	$0.32	$0.47	$1.20		$1.28
Diluted	$0.31	$0.44	$1.15		$1.21

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

As of September 30, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), interest rate derivative contracts, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,166	$9,166	$—	$—
Commercial paper	314	—	314	—
Certificates of deposit	17	—	17	—
Short-term investments:
Treasury bills	2,029	2,029	—	—
Certificates of deposit	207	—	207	—
Fuel derivatives:
Option contracts (b)	515	—	—	515
Interest rate derivatives (see Note 3)	23	—	23	—
Equity Securities	249	249	—	—
Total assets	$12,520	$11,444	$561	$515
Liabilities
Fuel derivatives:
Option contracts (b)	$(28)	$—	$—	$(28)
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,040	$9,040	$—	$—
Commercial paper	179	—	179	—
Certificates of deposit	23	—	23	—
Time deposits	250	—	250	—
Short-term investments:
Treasury bills	2,226	2,226	—	—
Certificates of deposit	124	—	124	—
Time deposits	450	—	450	—
Fuel derivatives:
Option contracts (b)	512	—	—	512
Interest rate derivatives (see Note 3)	14	—	14	—
Equity Securities	235	235	—	—
Total assets	$13,053	$11,501	$1,040	$512
(a) Cash equivalents are primarily composed of money market investments.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2023, or the year ended December 31, 2022. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at June 30, 2023	$316
Total gains (losses) for the period
Included in earnings	33	(a)
Included in other comprehensive income	228
Purchases	4	(b)
Settlements	(94)
Balance at September 30, 2023	$487
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$(16)	(a)
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$(182)
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2022	$512
Total gains (losses) for the period
Included in earnings	26	(a)
Included in other comprehensive income	(100)
Purchases	245	(b)
Settlements	(196)
Balance at September 30, 2023	$487
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$(14)	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023	$26
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of September 30, 2023:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2023	19-41%	31%
			2024	26-38%	28%
			2025	24-28%	25%
			2026	23-26%	25%
(a) Implied volatility weighted by the notional amount (barrels of fuel) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of September 30, 2023, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2025	1,302	1,287	Level 2
1.25% Convertible Notes due 2025	1,611	1,616	Level 2
3.00% Notes due 2026	300	278	Level 2
7.375% Debentures due 2027	111	104	Level 2
3.45% Notes due 2027	300	275	Level 2
5.125% Notes due 2027	1,727	1,683	Level 2
2.625% due 2030	500	414	Level 2
1.000% Payroll Support Program Loan due 2030 (a)	976	893	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	566	500	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	526	457	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate +2% on the fifth anniversary of the loans.

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2023	December 31, 2022
Trade receivables	$142	$117
Credit card receivables	382	85
Business partners and other suppliers	606	478
Taxes receivable	53	133
Fuel hedging and receivables	45	34
Other	239	193
Accounts and other receivables	$1,467	$1,040

(in millions)	September 30, 2023	December 31, 2022
Derivative contracts	$216	$174
Intangible assets, net	296	296
Equity securities	249	235
Other	255	150
Other assets	$1,016	$855

(in millions)	September 30, 2023	December 31, 2022
Accounts payable trade	$329	$277
Salaries, withholdings and payroll taxes	338	456
Ticket taxes and fees	357	242
Aircraft maintenance payable	121	65
Fuel payable	153	188
Dividends payable	—	107
Customer reimbursements and refunds (a)	6	311
Accrued third party services	225	196
Other payable	207	162
Accounts payable	$1,736	$2,004

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	September 30, 2023	December 31, 2022
Voluntary Separation Program	$65	$72
Profitsharing and savings plans	184	167
Vacation pay	513	484
Health	315	261
Workers compensation	128	164
Property and income taxes	64	37
Interest	72	45
Bonus and incentive pay (b)	1,250	563
Other	289	250
Accrued liabilities	$2,880	$2,043

(in millions)	September 30, 2023	December 31, 2022
Voluntary Separation Program	$83	$147
Postretirement obligation	246	241
Other deferred compensation	327	331
Other	224	250
Other noncurrent liabilities	$880	$969

(a) As of December 31, 2022, included customer reimbursement expenses due to the Company's December 2022 operational disruption and refund submissions that had yet to be processed. As of September 30, 2023, amounts primarily consist of normal current activity.
(b) Primarily consists of anticipated contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay. Included in Salaries, wages and benefits expense for the three and nine months ended September 30, 2023, is incremental expense of $96 million and $180 million, respectively, for changes in estimate related to the contract ratification bonus for the Company’s Flight Attendants as part of the tentative agreement reached in October 2023 with the Transport Workers Union 556 ("TWU 556"). The cumulative $180 million is included in the balance as of September 30, 2023. The Company began accruing for all of its open labor contracts on April 1, 2022, and this incremental $180 million expense extends the timeframe covered by the ratification bonus to the date the Flight Attendant contract became amendable on November 1, 2018, to compensate for missed wage increases over that time period.

For further information on fuel derivative and interest rate derivative contracts, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

On October 25, 2023, the Company entered into a supplemental agreement with The Boeing Company ("Boeing") relating to its contractual order book for Boeing 737-7 and Boeing 737-8 aircraft. Based on the Company's agreement with Boeing, capital commitments associated with firm orders as of October 26, 2023, were: $133 million remaining in 2023, $2.1 billion in 2024, $1.7 billion in 2025, $1.8 billion in 2026, $2.6 billion in 2027, $2.9 billion in 2028, and $5.3 billion thereafter.

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

Based on the wide-scale operational disruption for the Company, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company could be subject to fines and/or penalties resulting from investigations by the Department of Transportation or other government agencies. See Note 1. On October 27, 2023, the Department of Transportation notified the Company that it has determined the Company had failed to provide adequate customer service assistance, prompt flight status notifications, and proper and prompt refunds and that the assessment of a civil penalty is warranted. The Company could also face monetary damages or other costs resulting from litigation initiated by Customers and/or Shareholders. The Company is currently not able to estimate a range of possible loss for such items.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2023. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in August 2023, the bond conversion rate changed to 26.5559 on September 5, 2023. The net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of September 30, 2023 and December 31, 2022.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Non-cash amortization of debt issuance costs	$3	$3	$8	$9
Contractual coupon interest	5	5	15	18
Total interest expense	$8	$8	$23	$27

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies during the nine months ended September 30, 2023. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three and nine months ended September 30, 2023.

The following tables present the impact of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt (excluding payments on finance leases) for the three and nine months ended September 30, 2022. No such instances of partial extinguishment or early prepayment of debt occurred for the three and nine months ended September 30, 2023.

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

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In August 2023, this facility was amended to (i) extend the maturity to August 4, 2028, (ii) release all aircraft and other assets constituting collateral securing the loans made under the credit facility, (iii) delete all provisions and terminate all agreements, in each case, relating to the grant of such collateral, (iv) eliminate the role of “Collateral Agent” under the credit facility after giving effect to the amendment, terminations, and releases, (v) eliminate the minimum liquidity covenant, (vi) add a Coverage Ratio financial covenant, (vii) amend the Collateral Coverage Test covenant requiring that a pool of lien-free specified aircraft and related assets have a minimum aggregate appraised value, and add certain covenants with respect to such pool of assets, (viii) amend the pricing and fees, (ix) increase certain materiality thresholds, (x) grant longer grace periods for certain defaults, and (xi) update and amend certain other provisions. For the nine months ended September 30, 2023 and 2022, there were no amounts outstanding under the Amended A&R Credit Agreement.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2023 and 2022 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2023	2022	Change
Revenue passengers carried (000s)	35,349	34,434	2.7%
Enplaned passengers (000s)	44,598	43,157	3.3%
Revenue passenger miles (RPMs) (in millions)(a)	35,624	33,534	6.2%
Available seat miles (ASMs) (in millions)(b)	44,169	39,272	12.5%
Load factor(c)	80.7%	85.4%	(4.7)	pts.
Average length of passenger haul (miles)	1,008	974	3.5%
Average aircraft stage length (miles)	735	711	3.4%
Trips flown	374,926	351,218	6.8%
Seats flown (000s)(d)	59,494	54,609	8.9%
Seats per trip(e)	158.7	155.5	2.1%
Average passenger fare	$167.24	$163.01	2.6%
Passenger revenue yield per RPM (cents)(f)	16.60	16.74	(0.8)%
Operating revenues per ASM (cents)(g)	14.77	15.84	(6.8)%
Passenger revenue per ASM (cents)(h)	13.38	14.29	(6.4)%
Operating expenses per ASM (cents)(i)	14.51	14.83	(2.2)%
Operating expenses per ASM, excluding fuel (cents)	10.97	10.38	5.7%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	10.88	10.23	6.4%
Fuel costs per gallon, including fuel tax	$2.80	$3.39	(17.4)%
Fuel costs per gallon, including fuel tax, economic	$2.78	$3.34	(16.8)%
Fuel consumed, in gallons (millions)	557	515	8.2%
Active fulltime equivalent Employees	74,181	64,123	15.7%
Aircraft at end of period(j)	817	742	10.1%

	Nine months ended September 30,
	2023	2022	Change
Revenue passengers carried (000s)	101,296	93,688	8.1%
Enplaned passengers (000s)	127,050	116,446	9.1%
Revenue passenger miles (RPMs) (in millions)(a)	100,676	92,540	8.8%
Available seat miles (ASMs) (in millions)(b)	124,810	110,978	12.5%
Load factor(c)	80.7%	83.4%	(2.7)	pts.
Average length of passenger haul (miles)	994	988	0.6%
Average aircraft stage length (miles)	726	733	(1.0)%
Trips flown	1,074,136	965,817	11.2%
Seats flown (000s)(d)	170,116	149,913	13.5%
Seats per trip(e)	158.4	155.2	2.1%
Average passenger fare	$172.03	$169.37	1.6%
Passenger revenue yield per RPM (cents)(f)	17.31	17.15	0.9%
Operating revenues per ASM (cents)(g)	15.44	15.90	(2.9)%
Passenger revenue per ASM (cents)(h)	13.96	14.30	(2.4)%
Operating expenses per ASM (cents)(i)	14.93	14.63	2.1%
Operating expenses per ASM, excluding fuel (cents)	11.32	10.68	6.0%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.19	10.52	6.4%
Fuel costs per gallon, including fuel tax	$2.85	$3.05	(6.6)%
Fuel costs per gallon, including fuel tax, economic	$2.85	$3.03	(5.9)%
Fuel consumed, in gallons (millions)	1,578	1,438	9.7%
Active fulltime equivalent Employees	74,181	64,123	15.7%
Aircraft at end of period(j)	817	742	10.1%

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
(j) Included three Boeing 737 Next Generation aircraft in storage as of September 30, 2023.

Financial Overview

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For first quarter 2023, these events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased expenses primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations. The financial impact of this disruption on the first quarter 2023 results was approximately $380 million on a pre-tax basis. There were no material impacts to operating revenues or expenses in 2023 following first quarter as a result of this disruption.

To boost operational resiliency in key areas across the Company and to mitigate the risk of a recurrence, the Company developed a three-part tactical action plan focused on improving winter operations, accelerating operational-related investments, and enhancing cross-team collaboration. The Company's action plan was released in March 2023 and key winter operations steps were completed as of October 2023, as planned.

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

The Company recorded third quarter and year-to-date results for 2023 and 2022 on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended September 30,
(in millions, except per share amounts)
GAAP	2023	2022	Change
Operating income	$117	$395	(70.4)%
Net income	$193	$277	(30.3)%
Net income per share, diluted	$0.31	$0.44	(29.5)%

Non-GAAP
Operating income	$224	$425	(47.3)
Net income	$240	$316	(24.1)
Net income per share, diluted	$0.38	$0.50	(24.0)

The Company's financial results for the three months ended September 30, 2023, on a GAAP and non-GAAP basis, decreased compared to the same prior year period primarily due to higher salaries, wages, and benefits expense and maintenance materials and repairs expense. On a GAAP basis, the Company's results for the three months ended September 30, 2023 also included incremental expense of $96 million related to the contract ratification bonus for the Company’s Flight Attendants as part of the tentative agreement reached in October 2023, and for the three months ended September 30, 2022, also included a $76 million loss on extinguishment of debt due to the repurchase of the Company's Convertible Senior Notes (the "Convertible Notes").

	Nine months ended September 30,
(in millions, except per share amounts)
GAAP	2023	2022	Change
Operating income	$628	$1,402	(55.2)%
Net income	$717	$759	(5.5)%
Net income (loss) per share, diluted	$1.15	$1.21	(5.0)%

Non-GAAP
Operating income	$832	$1,463	(43.1)%
Net income	$836	$950	(12.0)%
Net income per share, diluted	$1.33	$1.51	(11.9)%

The Company's financial results for the nine months ended September 30, 2023, on a GAAP and non-GAAP basis, included a negative financial impact of approximately $380 million on a pre-tax basis related to the December 2022 operational disruption. Additionally, Operating income decreased compared to the same prior year period primarily due to higher salaries, wages, and benefits expense and maintenance materials and repairs expense. On a GAAP basis, the Company's results for the nine months ended September 30, 2023 also included incremental expense of $180 million related to the contract ratification bonus for the Company’s Flight Attendants as part of the tentative agreement reached in October 2023, and for the nine months ended September 30, 2022 also included a $192 million loss on extinguishment of debt due to the repurchase of a portion of the Company's Convertible Notes.

2023 Outlook

The following tables present current selected financial guidance for fourth quarter and full year 2023:

4Q 2023 Estimation
RASM (a), year-over-year	Down 9% to 11%
ASMs (b), year-over-year	Up ~21%
Economic fuel costs per gallon (c)(d)	$2.90 to $3.00
Fuel hedging premium expense per gallon	$0.05
Fuel hedging cash settlement gains per gallon	$0.19
ASMs per gallon (fuel efficiency)	78 to 80
CASM-X (e), year-over-year (c)(f)	Down 16% to 19%
Scheduled debt repayments (millions)	~$7
Interest expense (millions)	~$63

2023 Estimation
ASMs (b), year-over-year	Up 14% to 15%
Economic fuel costs per gallon (c)(d)	$2.85 to $2.95
Fuel hedging premium expense per gallon	$0.06
Fuel hedging cash settlement gains per gallon	$0.14
CASM-X (e), year-over-year (c)(f)(g)	Down 1% to 2%
Scheduled debt repayments (millions)	~$85
Interest expense (millions)	~$256
Aircraft (h)	814
Effective tax rate	~23%
Capital spending (billions)	~$3.5
(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity"). The Company's flight schedule is currently published for sale through August 4, 2024. Adjusting for the December 2022 operational disruption, which lowered capacity in fourth quarter 2022, the Company's fourth quarter 2023 capacity would have been up roughly 15 percent, year-over-year. The Company now expects first quarter 2024 capacity to increase in the range of approximately 10 percent to 12 percent, year-over-year, of which all is from the carryover effect of capacity growth in 2023, compared with its previous guidance to increase in the range of 14 percent to 16 percent, year-over-year. The Company also expects full year 2024 capacity to increase in the range of 6 percent to 8 percent, year-over-year.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of October 18, 2023, fourth quarter and full year 2023 economic fuel costs per gallon are estimated to be in the range of $2.90 to $3.00 and $2.85 to $2.95, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) 2023 CASM-X guidance excludes the impact of approximately $84 million related to labor accrual adjustments in second quarter 2023 that related primarily to prior periods. The Company has treated this amount, and the approximately $96 million labor accrual adjustment in third quarter 2023, as special items in its year-to-date 2023 Non-GAAP financial results. See the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for further information.
(h) Aircraft on property, end of period. The Company now plans for approximately 85 Boeing 737-8 ("-8") aircraft deliveries and 41 Boeing 737-700 ("-700") aircraft retirements in 2023, and still plans to end the year with 814 aircraft. This is compared with its previous plan for approximately 70 -8 deliveries and 26 -700 retirements. The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience supply chain challenges, so the Company therefore offers no assurances that current estimations and timelines are correct.

Thus far in fourth quarter 2023, overall demand for travel remains stable, including strong bookings to-date for the holiday travel periods. While leisure demand remains healthy, leisure trends appear to be returning to historically seasonal norms, and business travel trends continue to be stable. Based on current trends, the Company anticipates record fourth quarter operating revenue driven by record fourth quarter passengers.

The Company expects fourth quarter 2023 RASM to decline in the range of 9 percent to 11 percent, year-over-year. This decline includes an approximate one and one-half point offset from the December 2022 operational disruption. The expected RASM decline is driven by higher-than-seasonally-normal ASM growth in fourth quarter 2023 as the

Company closes out the restoration of the network and normalizes the utilization of the fleet. Further, unit revenue pressure is also driven by higher-than-normal investment in development markets and schedules that are not ideally matched to current business travel trends. The Company is addressing these challenges in its 2024 network plan by adjusting capacity and further optimizing the network.

The Company expects fourth quarter 2023 CASM-X to decrease in the range of 16 percent to 19 percent, year-over-year, 15-points of which relates to elevated operating expenses and lower capacity levels in fourth quarter 2022 as a result of the December 2022 operational disruption. The guidance range is inclusive of higher labor rates and market wage rate accruals for all Employee workgroups, including wage rate increases associated with the recently announced tentative agreement with the Transport Workers of America Union Local 556 ("TWU 556").

Company Overview

For the nine months ended September 30, 2023, the Company hired approximately 7,300 Employees, net of attrition. The Company's number of active full-time equivalent Employees increased by 15.7 percent from September 30, 2022 to September 30, 2023, primarily to support the Company's restoration of its flight schedule after emerging from the pandemic, as well as the year-over-year growth in its fleet. The Company has made additional investments to attract and retain talent, including raising the Company's starting hourly pay rates for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.
On July 27, 2023, the Company's 2,865 Mechanics & Related Employees, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in August 2027.

On August 15, 2023, the Company reached a tentative collective-bargaining agreement with the Transport Workers Union Local 555 ("TWU 555"), which represents the Company's more than 17,000 Ramp, Operations, Provisioning, and Cargo Agents. However, during September 2023, TWU 555 membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with TWU 555.

On October 6, 2023, the Company's more than 480 Material Specialists, represented by the International Brotherhood of Teamsters ("IBT"), voted to ratify a three-year contract extension with the Company. The newly ratified agreement becomes amendable in October 2026.

On October 25, 2023, the Company reached a tentative collective-bargaining agreement with TWU 556, which represents the Company's nearly 19,000 Flight Attendants. The ratification vote is scheduled to conclude in fourth quarter 2023. If the tentative agreement is ratified, it will become amendable in December 2028.

The Company remains in negotiations for a new collective-bargaining agreement with the Southwest Airlines Pilots Association, which represents the Company’s almost 10,000 Pilots. The Company’s consolidated financial statements include market wage rate accruals for the Pilots for all periods after the current collective-bargaining agreement’s September 2020 amendable date.

During third quarter 2023, the Company announced two new benefits as part of an ongoing commitment to provide Customers with more choices, more flexibility, and more value when they fly Southwest. Customers traveling on Wanna Get Away® fares now are able to make same-day standby changes and add standby listings online or on the Southwest app. Previously, Rapid Rewards Tier Members and Customers traveling on Business Select®, Anytime, and Wanna Get Away Plus™ fares had flexibility to list on a different flight free of charge on their day of scheduled travel. This new offering expands the same-day standby benefit to all Southwest Customers. The Company also began offering free inflight Internet for Customers who purchase a Business Select fare.

During October 2023, the Company announced enhancements to its Rapid Rewards loyalty program to reward loyal Members by making it easier for Customers to earn tier status and making credit card spend count double toward tier requirements, awarding A-List Preferred Members with up to two complimentary premium drinks, and, starting in spring of 2024, allowing Customers to pay for flights by using a combination of cash and Rapid Rewards points, starting with as few as 1,000 points.

The Company ended third quarter 2023 with 817 Boeing 737 aircraft, including 206 -8 aircraft. During third quarter 2023, the Company retired four -700 aircraft and took delivery of 18 -8 aircraft. On October 25, 2023, the Company secured an order book with Boeing that is expected to help modernize the Company's fleet with less carbon-intensive aircraft and enable the Company's long-term plan for orderly and measured growth. In light of the new order book, the Company now plans for approximately 85 -8 deliveries from Boeing in 2023, and plans to accelerate additional -700 aircraft retirements into 2023, retiring a total of approximately 41 -700 aircraft in 2023. As a result, the Company continues to expect to end 2023 with 814 aircraft. The revised order book with Boeing will continue to support the modernization of the Company's fleet, a key component of its environmental sustainability efforts. The Company's order book with Boeing as of October 26, 2023, consists of a total of 573 MAX firm orders (302 -7 aircraft and 271 -8 aircraft) for the years 2023 through 2031 and 207 MAX options (-7s or -8s) for the years 2025 through 2031.

The Company has published its flight schedule for sale through August 4, 2024. The Company is in the midst of planning for 2024 and is focused on operational excellence and driving out inefficiencies, increasing productivity, improving reliability, and returning margins back to historical levels.

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
Material Changes in Results of Operations

Comparison of three months ended September 30, 2023 and September 30, 2022

Operating Revenues

Total operating revenues for third quarter 2023 increased by $305 million, or 4.9 percent, year-over-year, to achieve a third quarter Company record of $6.5 billion. Passenger revenues for third quarter 2023 increased by $299 million, or 5.3 percent, year-over-year. Other revenues for third quarter 2023 increased by $6 million, or 1.1 percent, year-over-year. These revenue increases were primarily due to a 12.5 percent increase in capacity and a 2.6 percent higher average fare, aided by increases in loyalty revenue and ancillary passenger revenues. The Company's Rapid Rewards® loyalty program continues to be a point of strength, with record third quarter new Member additions, a third quarter record level of Member engagement, and record third quarter spend on the Company's co-branded Chase® Visa credit card. Third quarter 2023 RASM was 14.77 cents, a decrease of 6.8 percent, compared with third quarter 2022. Also on a unit basis, third quarter Passenger revenues decreased 6.4 percent, year-over-year. These year-over-year per unit decreases were largely driven by a 4.7 point decrease in Load factor as capacity growth outpaced demand in third quarter 2023.

Operating Expenses

Operating expenses for third quarter 2023 increased by $583 million, or 10.0 percent, compared with third quarter 2022, while capacity increased 12.5 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense, partially offset by a year-over-year decrease in Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2023 and 2022, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased and caused the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2023		2022
Salaries, wages, and benefits	6.17	¢	5.92	¢	0.25	¢	4.2%
Fuel and oil	3.54		4.45		(0.91)		(20.4)
Maintenance materials and repairs	0.74		0.52		0.22		42.3
Landing fees and airport rentals	1.04		1.01		0.03		3.0
Depreciation and amortization	0.85		0.85		—		—
Other operating expenses	2.17		2.08		0.09		4.3
Total	14.51	¢	14.83	¢	(0.32)	¢	(2.2)%

Operating expenses per ASM for third quarter 2023 decreased by 2.2 percent, compared with third quarter 2022, primarily due to a significant decrease in the Company's fuel cost per gallon. Operating expenses per ASM for third quarter 2023, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 4.4 percent, compared with third quarter 2022, primarily due to general inflationary cost pressures, in particular higher labor rates for all Employee workgroups, including market wage rate accruals associated with open contract labor agreements, as well as the timing of planned maintenance expenses. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2023 increased by $406 million, or 17.5 percent, compared with third quarter 2022. On a per ASM basis, third quarter 2023 Salaries, wages, and benefits expense increased 4.2 percent, compared with third quarter 2022. On a dollar basis, approximately 60 percent of the increase was due to step/pay rate increases for certain workgroups, including market wage rate accruals for open collective bargaining agreements (inclusive of $96 million on a GAAP basis in additional compensation in third quarter 2023 for past services, as part of the contract ratification bonus negotiated as part of the tentative agreement reached with TWU 556), and approximately 20 percent of the increase was driven by an increase in capacity and/or number of trips flown. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP measures.

Fuel and oil expense for third quarter 2023 decreased by $186 million, or 10.6 percent, compared with third quarter 2022. On a per ASM basis, third quarter 2023 Fuel and oil expense decreased 20.4 percent. On a dollar basis, the decrease was primarily attributable to a decrease in the Company's average economic jet fuel cost per gallon, partially offset by an increase in fuel gallons consumed. The Company's third quarter 2023 average economic jet fuel price of $2.78 per gallon is net of approximately $94 million in cash settlements from hedging activities. On a per ASM basis, the majority of the change was also due to lower average economic jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended September 30,
	2023	2022
Economic fuel costs per gallon	$2.78	$3.34
Fuel hedging premium expense (in millions)	$30	$12
Fuel hedging premium expense per gallon	$0.05	$0.02
Fuel hedging cash settlement gain per gallon	$0.16	$0.43

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's third quarter 2023 available seat miles per gallon ("fuel efficiency") increased 3.9 percent, year-over-year, due to the Company operating more of its most fuel-efficient MAX aircraft within its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide protection against spikes in energy prices. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of October 18, 2023.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	4Q 2023	2023
$70	$2.45 - $2.55	$2.75 - $2.85
$80	$2.70 - $2.80	$2.80 - $2.90
Current Market (a)	$2.90 - $3.00	$2.85 - $2.95
$90	$2.95 - $3.05	$2.85 - $2.95
$100	$3.15 - $3.25	$2.90 - $3.00
$110	$3.40 - $3.50	$2.95 - $3.05

Fair market value	$110 million	$306 million
Estimated premium costs	$30 million	$121 million
(a) Brent crude oil average market prices as of October 18, 2023, were $89 and $84 per barrel for fourth quarter and full year 2023, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of October 18, 2023, fourth quarter and full year 2023 economic fuel costs per gallon are estimated to be in the range of $2.90 to $3.00 and $2.85 to $2.95, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2023	50%
2024	55%
2025	43%
2026	Less than 10%
(a) Based on the Company's current available seat mile plans. The Company is currently 47 percent hedged for fourth quarter 2023.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of September 30, 2023, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at September 30, 2023	Amount of gains (losses) deferred in AOCI at September 30, 2023 (net of tax)
Remainder of 2023	$122	$59
2024	191	26
2025	144	(3)
2026	$30	$4
Total	$487	$86

Maintenance materials and repairs expense for third quarter 2023 increased by $122 million, or 59.8 percent, compared with third quarter 2022. On a per ASM basis, Maintenance materials and repairs expense increased 42.3 percent, compared with third quarter 2022. On a dollar and per ASM basis, the increase was primarily due to an increase in engine shop visits and various other engine repairs. These engine expenses are associated with both the Company’s -700 fleet, due to an increase in the number of engines inducted for planned performance shop restoration visits as a result of their utilization, and planned shop visits for the Company's Boeing 737-800 ("-800") fleet, as -800 aircraft emerge from their maintenance “honeymoon” period, during which the engines have required significantly lower levels of maintenance while in the early phases of their useful lives.

Landing fees and airport rentals expense for third quarter 2023 increased by $62 million, or 15.7 percent, compared with third quarter 2022. On a per ASM basis, Landing fees and airport rentals expense increased 3.0 percent, compared with third quarter 2022. On a dollar basis, approximately 50 percent of the increase was attributable to an increase in airport rental expense throughout the network driven by higher rates and approximately 40 percent of the increase was attributable to higher landing fees, primarily driven both by the increase in trips flown and higher rates charged by airports.

Depreciation and amortization expense for third quarter 2023 increased by $40 million, or 11.9 percent, compared with third quarter 2022. On a per ASM basis, Depreciation and amortization expense remained flat, compared with third quarter 2022. On a dollar basis, the increase was primarily due to the acquisition of 102 -8 aircraft since third quarter 2022.

Other operating expenses for third quarter 2023 increased by $139 million, or 17.0 percent, compared with third quarter 2022. Included within this line item was aircraft rentals expense in the amounts of $49 million for each of the three-month periods ended September 30, 2023 and 2022. On a per ASM basis, Other operating expenses increased 4.3 percent, compared with third quarter 2022. On a dollar basis, approximately 20 percent of the increase was due to higher advertising expenses, approximately 20 percent of the increase was due to higher personnel expenses driven by an increase in Crew lodging expense associated with the increase in trips and inflationary pressure, and approximately 20 percent of the increase was due to higher professional fees, driven by an increase in technology spending. The remainder of the year-over-year increase was primarily due to various flight-driven expenses.

Other expenses (income)

Interest expense for third quarter 2023 decreased by $23 million, or 26.7 percent, compared with third quarter 2022, primarily due to various debt repurchases since third quarter 2022. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for third quarter 2023 decreased by $7 million, or 63.6 percent, compared with third quarter 2022, primarily due to a significant amount of assets being placed into service since third quarter 2022, most notably the delivery of 18 -8 aircraft in third quarter 2023.

Interest income for third quarter 2023 increased by $86 million, compared with third quarter 2022, primarily due to higher interest rates earned on the Company's cash and short-term investments.

Loss on extinguishment of debt for third quarter 2023 decreased by $76 million compared with third quarter 2022, primarily due to the partial extinguishment of the Company's Convertible Notes in third quarter 2022, compared to none in third quarter 2023.

The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in millions)	2023	2022
Mark-to-market impact from fuel contracts settling in current and future periods	$(33)	$(38)
Premium cost of fuel contracts not designated as hedges	—	(14)
Mark-to-market impact on deferred compensation plan investments	9	13
Other	1	—
	$(23)	$(39)

Income Taxes

The Company's effective tax rate was 18.5 percent in third quarter 2023, compared with 21.6 percent in third quarter 2022. The year-over-year decline in the tax rate was primarily due to the absence of losses on convertible debt repurchases, which were largely disallowed as a tax deduction in 2022. The Company currently estimates its annual 2023 effective tax rate to be approximately 23 percent.

Comparison of nine months ended September 30, 2023 and September 30, 2022

Operating Revenues

Passenger revenues for the nine months ended September 30, 2023, increased by $1.6 billion, or 9.8 percent, compared with the first nine months of 2022. On a unit basis, Passenger revenues decreased 2.4 percent, year-over-year. The dollar increase was primarily due to a 12.5 percent increase in capacity and improvement in leisure and business travel demand for the nine months ended September 30, 2023 versus 2022. For the nine months ended September 30, 2023, the year-over-year Passenger revenue yield per ASM decrease was primarily driven by a 2.7 percent decrease in Load factor as the capacity growth of 12.5 percent outpaced the growth in demand of 8.8 percent for the nine months ended September 30, 2023.

Other revenues for the nine months ended September 30, 2023, increased by $69 million, or 4.2 percent, year-over-year. On a dollar basis, the increase was primarily due to additional marketing revenue from Chase Bank USA, N.A., driven by improved retail spend on the Company's co-brand credit card.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023, increased by $2.4 billion, or 14.8 percent, compared with the first nine months of 2022, while capacity increased 12.5 percent over the same prior year period. Approximately 50 percent of the increase was due to higher Salaries, wages, and benefits expense, approximately 20 percent was due to higher Other operating expenses, and approximately 10 percent was due to higher Maintenance, materials, and repairs expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2023 and 2022, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased and caused the Company's fixed costs to be spread over significantly more ASMs.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2023		2022		change		change
Salaries, wages, and benefits	6.40	¢	6.11	¢	0.29	¢	4.7%
Fuel and oil	3.61		3.95		(0.34)		(8.6)
Maintenance materials and repairs	0.67		0.56		0.11		19.6
Landing fees and airport rentals	1.06		1.02		0.04		3.9
Depreciation and amortization	0.89		0.89		—		—
Other operating expenses	2.30		2.10		0.20		9.5
Total	14.93	¢	14.63	¢	0.30	¢	2.1%

Operating expenses per ASM for the first nine months of 2023 increased by 2.1 percent, compared with the first nine months of 2022. The majority of the year-over-year unit cost increase was driven by higher salaries, wages, and benefits expense, partially offset by a decrease in the Company's fuel cost per gallon. Operating expenses per ASM for the first nine months of 2023, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 5.2 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2023 increased by $1.2 billion, or 18.0 percent, compared with the first nine months of 2022. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2023 increased 4.7 percent, compared with the first nine months of 2022. On a dollar basis, approximately 50 percent of the increase was due to step/pay rate increases for certain workgroups, including market wage rate accruals for open collective bargaining agreements (inclusive of $180 million on a GAAP basis in additional compensation related to past services negotiated as part of the tentative agreement reached with TWU 556) and approximately 30 percent of the increase was driven by an increase in capacity and/or number of trips flown. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP measures.

Fuel and oil expense for the first nine months of 2023 increased by $124 million, or 2.8 percent, compared with the first nine months of 2022. On a per ASM basis, Fuel and oil expense for the first nine months of 2023 decreased 8.6 percent. On a dollar basis, the increase was primarily attributable to an increase in fuel gallons consumed. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Nine months ended September 30,
	2023	2022
Economic fuel costs per gallon	$2.85	$3.03
Fuel hedging premium expense (in millions)	$91	$65
Fuel hedging premium expense per gallon	$0.06	$0.05
Fuel hedging cash settlement gains per gallon	$0.12	$0.54

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first nine months of 2023 increased by $212 million, or 34.0 percent, compared with the first nine months of 2022. On a per ASM basis, Maintenance materials and repairs expense increased 19.6 percent, compared with the first nine months of 2022. On a dollar and per ASM basis, the increase was primarily due to an increase in engine shop visits and various other engine repairs.

Landing fees and airport rentals expense for the first nine months of 2023 increased by $196 million, or 17.4 percent, compared with the first nine months of 2022. On a per ASM basis, Landing fees and airport rentals expense increased 3.9 percent, compared with the first nine months of 2022. On a dollar basis, approximately 50 percent of the increase was attributable to higher landing fees, primarily driven by the increase in trips flown and higher rates charged by airports and approximately 45 percent of the increase was largely due to higher airport rental expense throughout the network, associated with both higher rates and additional space leased at airports.

Depreciation and amortization expense for the first nine months of 2023 increased by $123 million, or 12.5 percent, compared with the first nine months of 2022. On a per ASM basis, Depreciation and amortization expense remained flat, compared with the first nine months of 2022. On a dollar basis, the increase was primarily due to the acquisition of 102 -8 aircraft since third quarter 2022.

Other operating expenses for the first nine months of 2023 increased by $525 million, or 22.4 percent, compared with the first nine months of 2022. Included within this line item was aircraft rentals expense in the amount of $149 million and $146 million for the nine months ended September 30, 2023 and 2022, respectively. On a per ASM basis, Other operating expenses increased 9.5 percent, compared with the first nine months of 2022. On a dollar and per ASM basis, approximately 15 percent of the increase was due to higher interrupted trip expense, primarily in first quarter 2023 driven by costs associated with the Company's December 2022 operational disruption, approximately 15 percent of the increase was due to higher personnel expenses, and approximately 15 percent of the increase was due to higher professional fees driven by an increase in technology projects. The majority of the remaining increase was due to various flight-driven expenses.

Other expenses (income)

Interest expense for the first nine months of 2023 decreased by $79 million, or 29.0 percent, compared with the first nine months of 2022, primarily due to various debt repurchases since third quarter 2022.

Capitalized interest for the first nine months of 2023 decreased by $16 million, or 51.6 percent, compared with the first nine months of 2022, primarily due to a significant amount of assets being placed into service, most notably 102 MAX aircraft being delivered since third quarter 2022.

Interest income for the first nine months of 2023 increased by $324 million, compared with the first nine months of 2022, primarily due to higher interest rates earned on the Company's cash and short-term investments.

Loss on extinguishment of debt for the first nine months of 2023 decreased by $192 million, compared with the first nine months of 2022, primarily due to the partial extinguishment of the Company's Convertible Notes in the first nine months of 2022, compared with none in the first nine months of 2023.

The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in millions)	2023	2022
Mark-to-market impact from fuel contracts settling in current and future periods	$(26)	$(23)
Premium cost of fuel contracts not designated as hedges	—	(14)
Unrealized mark-to-market adjustment on available for sale securities	(4)	7
Mark-to-market impact on deferred compensation plan investment	(17)	84
Other	3	3
	$(44)	$57

Income Taxes

The Company's effective tax rate was approximately 22.0 percent for the first nine months of 2023, compared with 25.1 percent for the first nine months of 2022. The year-over-year decline in the tax rate was primarily due to the absence of losses on convertible debt repurchases, which were largely disallowed as a tax deduction in 2022.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2023	2022	Change	2023	2022	Change
Fuel and oil expense, unhedged	$1,616	$1,931		$4,608	$5,079
Add: Premium cost of fuel contracts designated as hedges	30	26		91	79
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(82)	(207)		(185)	(768)
Fuel and oil expense, as reported	$1,564	$1,750	(10.6)	$4,514	$4,390
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	(11)	(12)		(12)	(12)
Deduct: Premium benefit of fuel contracts not designated as hedges	—	(14)		—	(14)
Fuel and oil expense, excluding special items (economic)	$1,553	$1,724	(9.9)	$4,502	$4,364	3.2

Total operating expenses, as reported	$6,408	$5,825		$18,640	$16,240
Deduct: Labor contract adjustment (a)	(96)	—		(180)	—
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	(11)	(12)		(12)	(12)
Deduct: Premium benefit of fuel contracts not designated as hedges	—	(14)		—	(14)
Deduct: Impairment of long-lived assets	—	(4)		—	(35)
Deduct: Litigation settlement	—	—		(12)	—
Total operating expenses, excluding special items	$6,301	$5,795	8.7	$18,436	$16,179	14.0
Deduct: Fuel and oil expense, excluding special items (economic)	(1,553)	(1,724)		(4,502)	(4,364)
Operating expenses, excluding Fuel and oil expense and special items	$4,748	$4,071	16.6	$13,934	$11,815	17.9
Deduct: Profitsharing expense	(38)	(57)		(158)	(175)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$4,710	$4,014	17.3	$13,776	$11,640	18.4

Operating income, as reported	$117	$395		$628	$1,402
Add: Labor contract adjustment (a)	96	—		180	—
Add: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	11	12		12	12
Add: Premium benefit of fuel contracts not designated as hedges	—	14		—	14
Add: Impairment of long-lived assets	—	4		—	35
Add: Litigation settlement	—	—		12	—
Operating income, excluding special items	$224	$425	(47.3)	$832	$1,463	(43.1)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2023	2022	Change	2023	2022	Change
Other (gains) losses, net, as reported	$(23)	$(39)		$(44)	$57
Add: Mark-to-market impact from fuel contracts settling in current and future periods (b)	33	38		26	23
Add: Premium benefit of fuel contracts not designated as hedges	—	14		—	14
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	—	—		4	(7)
Other (gains) losses, net, excluding special items	$10	$13	(23.1)%	$(14)	$87	n.m.

Income before income taxes, as reported	$237	$353		$919	$1,013
Add: Labor contract adjustment (a)	96	—		180	—
Add: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	11	12		12	12
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (b)	(33)	(38)		(26)	(23)
Add: Impairment of long-lived assets	—	4		—	35
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	—	—		(4)	7
Add: Loss on extinguishment of debt	—	76		—	192
Add: Litigation settlement	—	—		12	—
Income before income taxes, excluding special items	$311	$407	(23.6)	$1,093	$1,236	(11.6)

Provision for income taxes, as reported	$44	$76		$202	$254
Add: Net income tax impact of fuel and special items (c)	27	15		55	32
Provision for income taxes, net, excluding special items	$71	$91	(22.0)	$257	$286	(10.1)

Net income, as reported	$193	$277		$717	$759
Add: Labor contract adjustment (a)	96	—		180	—
Add: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	11	12		12	12
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (b)	(33)	(38)		(26)	(23)
Add: Loss on extinguishment of debt	—	76		—	192
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	—	—		(4)	7
Deduct: Net income tax impact of special items (c)	(27)	(15)		(55)	(32)
Add: Impairment of long-lived assets	—	4		—	35
Add: Litigation settlement	—	—		12	—
Net income, excluding special items	$240	$316	(24.1)	$836	$950	(12.0)

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2023		2022		Change	2023		2022		Change

Net income per share, diluted, as reported	$0.31		$0.44			$1.15		$1.21
Add (Deduct): Impact of special items	0.14		0.12			0.29		0.38
Deduct: Net impact of net income above from fuel contracts divided by dilutive shares	(0.03)		(0.04)			(0.02)		(0.02)
Deduct: Net income tax impact of special items (c)	(0.04)		(0.02)			(0.09)		(0.06)
Net income per share, diluted, excluding special items	$0.38		$0.50		(24.0)	$1.33		$1.51		(11.9)

Operating expenses per ASM (cents)	14.51	¢	14.83	¢		14.93	¢	14.63	¢
Deduct: Impact of special items	(0.24)		(0.01)			(0.16)		(0.03)
Deduct: Fuel and oil expense divided by ASMs	(3.52)		(4.45)			(3.61)		(3.95)
Deduct: Profitsharing expense divided by ASMs	(0.08)		(0.15)			(0.12)		(0.16)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	10.67	¢	10.22	¢	4.4	11.04	¢	10.49	¢	5.2
(a) Represents changes in estimate related to the contract ratification bonus for the Company’s Flight Attendants as part of the tentative agreement reached in October 2023 with TWU 556. The Company began accruing for all of its open labor contracts on April 1, 2022, and this incremental $180 million expense extends the timeframe covered by the ratification bonus to the date the Flight Attendant contract became amendable on November 1, 2018, to compensate for missed wage increases over that time period. The Company’s consolidated financial statements for the three and nine months ended September 30, 2023 include market rate wage accrual for all workgroups with open collective bargaining agreements. The Company had not previously included an approximate $84 million adjustment associated with ongoing labor contract negotiations during second quarter 2023 as a special item, but has now included such amount in its calculation of Non-GAAP financial measures for the year-to-date period ended September 30, 2023. The Company is therefore providing adjusted reconciliation schedules for second quarter 2023 as supplemental information below. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(b) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(c) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Revised Three Months Ended June 30, 2023 Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent
	2023	2022	Change
Fuel and oil expense, unhedged	$1,418	$1,942
Add: Premium cost of fuel contracts designated as hedges	30	26
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(45)	(332)
Fuel and oil expense, as reported (economic)	$1,403	$1,636	(14.2)

Total operating expenses, as reported	$6,242	$5,570
Deduct: Labor contract adjustment	(84)	—
Deduct: Impairment of long-lived assets	—	(15)
Deduct: Litigation settlement	(12)	—
Total operating expenses, excluding special items	$6,146	$(5,555)	n.m.
Deduct: Fuel and oil expense, as reported (economic)	(1,403)	(1,636)
Operating expenses, excluding Fuel and oil expense and special items	$4,743	$3,919	16.6
Deduct: Profitsharing expense	(121)	(81)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$4,622	$3,838	17.3

	Three months ended June 30,				Percent
	2023		2022		Change
Operating income, as reported	$795		$1,158
Add: Labor contract adjustment	84		—
Add: Impairment of long-lived assets	—		15
Add: Litigation settlement	12		—
Operating income, excluding special items	$891		$1,173		(24.0)

Other (gains) losses, net, as reported	$(7)		$25
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods	(6)		20
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—		(4)
Other (gains) losses, net, excluding special items	$(13)		$41		n.m.

Income before income taxes, as reported	$886		$1,036
Add: Labor contract adjustment	84		—
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods	6		(20)
Add: Impairment of long-lived assets	—		15
Add: Unrealized mark-to-market adjustment on available for sale securities	—		4
Add: Loss on extinguishment of debt	—		43
Add: Litigation settlement	12		—
Income before income taxes, excluding special items	$988		$1,078		(8.3)

Provision for income taxes, as reported	$203		$276
Add (Deduct): Net income tax impact of fuel and special items (a)	27		(23)
Provision for income taxes, net, excluding special items	$230		$253		(9.1)

Net income, as reported	$683		$760
Add: Labor contract adjustment	84		—
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods	6		(20)
Add: Loss on extinguishment of debt	—		43
Add: Unrealized mark-to-market adjustment on available for sale securities	—		4
Add (Deduct): Net income tax impact of fuel and special items (a)	(27)		23
Add: Impairment of long-lived assets	—		15
Add: Litigation settlement	12		—
Net income, excluding special items	$758		$825		(8.1)

Net income per share, diluted, as reported	$1.08		$1.20
Add: Impact of special items	0.14		0.08
Add (Deduct): Net impact of net income above from fuel contracts divided by dilutive shares	0.01		(0.03)
Add (Deduct): Net income tax impact of special items (a)	(0.04)		0.05
Net income per share, diluted, excluding special items	$1.19		$1.30		(8.5)

Operating expenses per ASM (cents)	14.66	¢	14.92	¢
Deduct: Impact of special items	(0.23)		(0.04)
Deduct: Fuel and oil expense divided by ASMs	(3.29)		(4.38)
Deduct: Profitsharing expense divided by ASMs	(0.29)		(0.22)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	10.85	¢	10.28	¢	5.5
(a) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

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
4.A charge associated with a tentative litigation settlement regarding certain California state meal-and-rest-break regulations for flight attendants; and
5.Incremental expense associated with ongoing labor contract negotiations with TWU 556 which represents the Company’s Flight Attendants. The change in estimate recognized in the second and third quarters of 2023 relates to additional compensation for services performed by Employees outside of those applicable fiscal periods.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $616 million for the three months ended September 30, 2023, compared with $234 million provided by operating activities in the same prior year period. Net cash provided by operating activities was $2.7 billion for the nine months ended September 30, 2023, compared with $3.2 billion provided by operating activities in the same prior year period. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the nine months ended September 30, 2023, were largely impacted by the Company's net income (as adjusted for noncash items), a $750 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, partially offset by a $245 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows, and a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the December 2022 operational disruption. The operating cash flows for the nine months ended September 30, 2022, were largely impacted by the Company's net income (as adjusted for noncash items), a $700 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, and a $472 million cash tax refund from the Internal Revenue Service associated with the 2020 tax year. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, pay dividends, and provide working capital.

Net cash used in investing activities totaled $64 million during the three months ended September 30, 2023, compared with $1.1 billion used in investing activities in the same prior year period. Net cash used in investing activities for the nine months ended September 30, 2023, was $2.3 billion, compared with $2.8 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2023, Capital expenditures were $2.8 billion, compared with $2.6 billion in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress and delivery payments made for current period and future aircraft deliveries during the nine months ended September 30, 2023, compared to the same prior year period.

The Company continues to estimate its 2023 capital spending to be roughly $3.5 billion, which includes approximately $2.3 billion in aircraft capital spending, assuming approximately 85 -8 deliveries in 2023 and $1.2 billion in non-aircraft capital spending, including tens of millions in operational investments related to the Company's winter operations plan. The Company continues to estimate its total annual capital spending to be approximately $4 billion, on average, for the five years 2023 through 2027.

Net cash used in financing activities was $213 million during the three months ended September 30, 2023, compared with $1.9 billion used in financing activities for the same prior year period. Net cash used in financing activities was $466 million during the nine months ended September 30, 2023, compared with $2.4 billion used in financing activities for the same prior year period. The Company paid $428 million in cash dividends to Shareholders and repaid $78 million in finance lease obligations during the nine months ended September 30, 2023. The Company may engage in early debt repurchases from time to time and some of these early repurchases are not included in the Company's current maturities of long-term debt. The Company's 2023 total scheduled debt repayments are expected to be $85 million. During the nine months ended September 30, 2022, the Company repaid $2.5 billion in debt and finance lease obligations, including a $1.3 billion prepayment for all of its outstanding 4.75% Notes due 2023 and the early extinguishment of $486 million in principal of its Convertible Notes for cash payments totaling $648 million.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended A&R Credit Agreement"). In August 2023, this facility was amended to, among other things, (i) extend the expiration date to August 2028, (ii) release all aircraft and other assets constituting collateral securing loans under the facility, (iii) eliminate the minimum liquidity covenant, (iv) add a Coverage Ratio financial covenant, and (v) amend the covenant requiring that a pool of lien-free specified aircraft and related assets have a minimum aggregate appraised value. There were no amounts outstanding under the Amended A&R Credit Agreement as of September 30, 2023. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Although not the case at September 30, 2023, due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $11.7 billion as of September 30, 2023, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of more than $14.5 billion, including aircraft valued in excess of $12.0 billion and more than $2.5 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

Contractual Obligations

On October 25, 2023, the Company entered into a supplemental agreement with Boeing relating to its contractual order book for -7 and -8 aircraft. This agreement, which extends the order book to 2031, provides flexibility in support of the Company's growth plans and fleet modernization.

The Company now plans for approximately 85 -8 aircraft deliveries from Boeing and 41 -700 retirements in 2023. The delivery schedule below reflects contractual commitments, although the timing of future deliveries could be affected by any potential or prolonged delays in the manufacturing process or with the -7 certification. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize.

As of October 26, 2023, the Company had firm deliveries and options for -7 and -8 aircraft as follows:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2023	—		85		—	85	(c)
2024	27		53		—	80
2025	54		3		23	80
2026	59		—		26	85
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	302	(a)	271	(b)	207	780

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
(c) Includes 69 -8 deliveries received year-to-date through September 30, 2023. The Company now plans for approximately 85 -8 aircraft deliveries in 2023.

Based on the Company's revised agreement with Boeing, capital commitments associated with its firm orders as of October 26, 2023, were: $133 million remaining in 2023, $2.1 billion in 2024, $1.7 billion in 2025, $1.8 billion in 2026, $2.6 billion in 2027, $2.9 billion in 2028, and $5.3 billion thereafter.

The following table details information on the aircraft in the Company's fleet as of September 30, 2023:

		Average Age (Yrs)	Number of Aircraft		Number Owned	Number Leased
Type	Seats
737-700	143	18	404	(a)	369	35
737-800	175	8	207		190	17
737 -8	175	2	206		177	29
Totals		12	817		736	81
(a) Included three Boeing 737 Next Generation aircraft in storage as of September 30, 2023.

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
•the Company’s financial guidance for fourth quarter and full year 2023 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance;
•the Company’s estimated fuel costs, hedging gains, and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans and expectations for the repayment of debt, its effective tax rate, and its capital spending;
•the Company’s fleet plans, including with respect to fleet modernization, fleet utilization, flexibility benefits, and expected fleet deliveries and retirements, and underlying expectations and dependencies;
•the Company’s expectations regarding passenger demand, revenue trends, and bookings;
•the Company’s labor plans and expectations;
•the Company’s fleet and network-related goals, including without limitation with respect to restoring and better optimizing its network, normalizing the utilization of its fleet, operational excellence, driving out inefficiencies, increasing productivity, and improving reliability;
•the Company’s goals with respect to returning margins back to historical levels;
•the Company’s plans and expectations with respect to the Customer experience and the Rapid Rewards loyalty program;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, banking conditions, fears or actual acts of terrorism or war, socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the Company's dependence on Boeing, Boeing’s suppliers, and the FAA with respect to the Company's fleet plans and deliveries, capacity and operational plans, and other operational plans, strategies, and goals;
•the Company's dependence on its workforce, including its ability to employ and retain sufficient numbers of qualified Employees to effectively and efficiently maintain its operations;
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
•the Company's dependence on other third parties, in particular with respect to its technology plans, its plans and expectations related to operational excellence and reliability, fuel supply, maintenance, environmental sustainability, Global Distribution Systems, and the impact on the Company's operations and results of operations of any third party delays or non-performance;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. As of September 30, 2023, the estimated fair value of outstanding contracts was a net asset of $487 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2023, the Company had eight counterparties for which the derivatives held were a net asset. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of September 30, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of September 30, 2023, at which such postings are triggered.

As of September 30, 2023, $100 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of September 30, 2023, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2023.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2023, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas (the "2020 Securities Litigation"). A lead plaintiff has been appointed in the case, and an amended complaint was filed on July 2, 2020. The amended complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and January 29, 2020. The amended complaint asserts claims under Sections 10(b) and 20 of the Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The amended complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On August 17, 2020, the Company and the individual defendants filed a motion to dismiss. On October 1, 2020, the lead plaintiff filed a response in opposition to the motion to dismiss. The Company filed a reply on or about October 21, 2020. On September 20, 2023, the District Court issued an opinion granting the Company's motion to dismiss as to all claims. On October 5, 2023, the District Court entered a final judgment dismissing the suit in its entirety with prejudice. The Company denies all allegations of wrongdoing, including those in the amended complaint. The Company believes the plaintiffs' positions are without merit and intends to vigorously defend itself in all respects.

On June 22, 2020, a derivative action for breach of fiduciary duty was filed in the United States District Court for the Northern District of Texas naming the members of the Company's Board of Directors as defendants and the Company as a nominal defendant (the "Derivative Action"). The plaintiff alleges unspecified damage to Company’s reputation, goodwill, and standing in the community, as well as damage from exposure to civil and regulatory liability and defense costs. According to the lawsuit, these damages arise from the Company’s alleged failure to comply with safety and record maintenance regulations and false statements in public filings regarding the Company’s safety practices. The plaintiff alleges the Board, in the absence of good faith, exhibited reckless disregard for its duties of oversight. On October 7, 2020, the Court entered an order staying and administratively closing the Derivative Action, pending the District Court's final resolution of the Company's motion to dismiss in the ongoing 2020 Securities Litigation brought under the federal securities laws or upon the occurrence of certain other conditions. On October 5, 2023, the District Court entered a final judgment dismissing the 2020 Securities Litigation in its entirety with prejudice. The Board and Company deny all allegations of wrongdoing made in the Derivative Action.

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

Two complaints alleging violations of federal securities laws and seeking certification as a class action have been filed (on January 10, 2023 and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13,

2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment have continued to contest the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Since about January 24, 2023, the Company’s senior officers and Board of Directors have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. The Company and its Board of Directors intend to address the derivative and books and records demands and the shareholder derivative suits in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors has been appointed to conduct an inquiry regarding the allegations in the derivative suits and derivative demand letters.

Based on the Company's wide-scale operational disruption, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company could be subject to fines and/or penalties resulting from investigations by the Department of Transportation or other governmental agencies. On October 27, 2023, the Department of Transportation notified the Company that it has determined the Company failed to provide adequate customer service assistance, prompt flight status notifications, and proper and prompt refunds and that the assessment of a civil penalty is warranted. The Company intends to engage with the Department of Transportation to resolve the matter, which may involve payment of a civil penalty.

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.

The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the Internal Revenue Service, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Nevertheless, an adverse outcome for any of these matters could be material.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) On October 25, 2023, the Company entered into Supplemental Agreement No. 20 (the “Supplement”) to its Purchase Agreement No. 3729 with Boeing relating to the Company's purchase of -8 and -7 aircraft (collectively, “MAX aircraft”). Pursuant to the Supplement, the Company added 108 firm orders and 108 MAX aircraft options. The Supplement also amended the order book’s delivery schedule to better allocate deliveries from 2023 through 2031.

The Company continues to estimate its 2023 capital spending to be approximately $3.5 billion. This assumes approximately $2.3 billion in aircraft capital spending and $1.2 billion in non-aircraft capital spending, which includes tens of millions in operational investments related to the Company’s winter operations plan. The Company continues to estimate its total annual capital spending to be approximately $4 billion, on average, for the five years 2023 through 2027.

As a result of the Supplement, the Company has the following contractual firm deliveries and options for -7 and -8 aircraft:

New 737 Contractual Order Book as of October 26, 2023:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2023	—		85		—	85	(c)
2024	27		53		—	80
2025	54		3		23	80
2026	59		—		26	85
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	302	(a)	271	(b)	207	780

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
(c) Includes 69 -8 deliveries received year-to-date through September 30, 2023. The Company now plans for approximately 85 -8 aircraft deliveries in 2023.

The foregoing summary of the Supplement does not purport to be complete and is qualified in its entirety by reference to the full text of the Supplement, a copy of which will be filed with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2023.

(b) None

(c) None

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

10.1
Fifth Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, the Second Amendment dated as of November 23, 2020, the Third Amendment dated as of July 28, 2021, and the Fourth Amendment dated as of July 19, 2022, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent and Collateral Agent, and JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of August 4, 2023.

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

SOUTHWEST AIRLINES CO.

October 27, 2023	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)