Form 10-K
period 2023-12-31
SOUTHWEST AIRLINES CO
filed 2024-02-06
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes   ☐  No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes   ☐  No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,499,447,826 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 2, 2024: 596,664,523 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 15, 2024, are incorporated into Part III of this Annual Report on Form 10-K.

-PART I-
Item 1.    Business
Company Overview

Southwest Airlines Co. (the “Company” or “Southwest”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. Southwest’s unique route network, low fares, and famous Hospitality continue to make the Company an attractive choice for Customers in cities across the United States and near-international destinations. As of December 31, 2023, Southwest had a total of 817 Boeing 737 aircraft in its fleet and served 121 destinations in 42 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.

Industry

The airline industry has historically been an extremely volatile industry. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as economic recessions, jet fuel price volatility, unscheduled maintenance disruptions, outbreaks of disease and/or pandemics, supply chain challenges, U.S. government shutdowns, acts of terrorism or war, geopolitical unrest, severe weather, and natural disasters.

In 2023, the U.S. airline industry continued to recover from the COVID-19 pandemic while facing challenges such as volatile fuel prices, inflationary cost pressures (particularly labor costs), delayed aircraft deliveries, labor availability (namely pilot availability), supply chain challenges, shifting travel demand patterns, economic uncertainty, disruptive weather events, and natural disasters such as the wildfires in Maui. Overall, the U.S. airline industry has experienced a strong recovery of domestic leisure travel demand since mid-2022, as reported COVID-19 cases declined throughout the United States and travel restrictions eased. International travel demand largely recovered to pre-pandemic levels in summer 2023. Business travel, while showing modest improvements over several years, remained at reduced levels throughout 2022 and 2023 compared with pre-pandemic levels, as corporate travel patterns continued to lag and evolve post-pandemic. In response to ever-evolving travel patterns, the Company and several other U.S. airlines have announced route network changes and slower capacity growth for early 2024, as compared with 2023 and/or previously announced plans.

Historically, airline industry results have been particularly susceptible to fuel price volatility. Although jet fuel prices were slightly lower in 2023 as compared with 2022, they remain at high levels and continue to be subject to extreme volatility based on a variety of factors.

Company Operations

Route Structure

Southwest has historically principally provided “point-to-point” service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. A point-to-point system enables airlines to connect directly to destinations without providing a connecting service. By contrast, the hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations exclusively through one or more central transfer points, Southwest's route structure has allowed for more direct nonstop routing than a traditional hub-and-spoke service. While the Company does not operate a traditional hub-and-spoke model, in recent years the Company has increasingly focused on designing its network around core stations in an effort to provide greater connectivity, and support operational reliability and recoverability. Southwest’s network blends intentional connectivity offered by hub-and-spoke models and point-to-point nonstops, allowing the Company to capture nonstop demand and provide reliable one-stop itinerary options. Approximately 73 percent of the Company's Customers flew nonstop during 2023, compared with 74 percent during 2022 and 73 percent during 2021. As of December 31, 2023, Southwest served 805 nonstop city pairs, compared with 825 as of December 31, 2022, and 788 as of December 31, 2021. For 2023, the Company’s average aircraft trip stage length was 730 miles, with an average duration of approximately 2.0 hours, as compared with an average aircraft trip stage length of 728 miles and an average duration of approximately 2.0 hours in 2022, and an average aircraft trip stage length of 790 miles and an average duration of approximately 2.1 hours in 2021.

Southwest’s unique route network has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 12 weekday roundtrips between Dallas Love Field and Houston Hobby (and an additional 3 to Houston Bush), 5 weekday roundtrips between Denver and Chicago Midway (and an additional 4 to Chicago O'Hare), 7 weekday roundtrips between Los Angeles International and Las Vegas, 8 weekday round trips between Burbank and Oakland, and 13 weekday roundtrips between Phoenix and Denver. Southwest complements its high-frequency short-haul routes with mid-range and long-haul nonstop service, including flights between Hawaii and California, Las Vegas, and Phoenix, and between markets such as Los Angeles and Nashville, New York LaGuardia and Houston, Los Angeles and Baltimore, Oakland and Houston, and San Diego and Baltimore.

The Company continually works to optimize its route network and schedule through the adjustment of flights in its existing markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. In 2023, the Company focused its efforts towards restoring the depth and breadth of its pre-pandemic network by adding back frequency in existing markets and reconnecting markets that have historically served as points of strength for the network. While the Company’s network and aircraft utilization were restored to pre-pandemic levels in late 2023, the network was not fully optimized for post-pandemic travel patterns. The Company’s near-term optimization efforts focus on evaluating its short-haul routes as business travel continues to lag pre-pandemic levels, offering the right number of flights at the right times of day, and reducing certain weekday flights to better match capacity to demand. The Company’s unique route network allows for these adjustments without structurally disrupting its airports in core markets and other large cities. The Company also remains focused on maturing newer markets introduced during the pandemic. The Company entered 18 new destinations during 2020 and 2021, expanding its network to new Customer bases, leisure destinations, and geographic regions. These services have created additional regional and international connectivity structured to grow the Company's presence in strategic markets that serve as cornerstones for its network and provide additional options for Customers to reach their final destinations. To further improve international connectivity with its domestic network, the Company has announced its plans to shift the bulk of its international service in Fort Lauderdale to Orlando. Further, in October 2023, the Company announced its plans to moderate capacity growth in 2024 to better match demand and Customer travel patterns, as well as to absorb its capacity growth from 2023.

Cost Structure

A key component of the Company's business strategy is its focus on cost discipline and charging competitively low fares. The Company's low-cost strategy includes, among other elements, (i) the use of a single aircraft type, the Boeing 737 and (ii) the Company's route structure. Southwest's use of a single aircraft type has historically allowed for simplified scheduling, maintenance, flight operations, safety management, and training activities. Southwest's route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, Providence, and Ft. Lauderdale-Hollywood. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and is designed to allow for higher Employee productivity over a long period of time. Given ever-evolving travel patterns and labor market challenges, the Company continues to focus on better optimizing its route network to support orderly, measured, and consistent growth, reducing inefficiencies, and improving Employee productivity and operational resilience.

The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency (available seat miles per fuel gallon consumed). The Company focuses on minimizing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, in 2023, the Company added 86 Boeing 737 MAX 8 (“-8”) aircraft to its fleet, with the goal of lowering operating costs, improving potential growth opportunities, restoring the Company's network to pre-pandemic levels, reducing carbon emissions per available seat mile, and further modernizing the Company's fleet with more fuel-efficient aircraft.

Fuel and oil expense can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Although the Company’s jet fuel prices per gallon were slightly lower in 2023, as compared with 2022, they remain at high historical levels. The Company’s Fuel and oil expense for 2023 increased compared with 2022, primarily due to increased gallons of fuel consumed, largely from increased trips. Fuel and oil expense remained the Company's second largest operating cost category for 2023. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel inclusive of fuel taxes and fuel hedging impacts, for each year beginning in 2011 and during each quarter of 2023.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
2020	$1,849	$1.45	14.4%
2021	$3,310	$1.98	23.5%
2022	$5,975	$3.10	26.2%
2023	$6,217	$2.89	24.0%
First Quarter 2023	$1,547	$3.19	25.8%
Second Quarter 2023	$1,403	$2.60	22.5%
Third Quarter 2023	$1,564	$2.80	24.4%
Fourth Quarter 2023	$1,703	$3.01	23.6%

The Company’s fuel efficiency was aided in 2023, as compared with 2022, through the addition of 86 -8 aircraft to its fleet and by the retirement of 39 of its oldest, least fuel-efficient Boeing 737-700 (“-700”) aircraft. As of December 31, 2023, the Company had 223 -8 aircraft in its fleet. The Company is also scheduled to begin receiving the Boeing 737 MAX -7 (“-7”) in 2024. In fourth quarter 2023, the Company entered into supplemental agreements (the “Supplements”) to its purchase agreement with The Boeing Company (“Boeing”) relating to the Company's purchase of -8 and -7 aircraft (collectively, “MAX aircraft”). Pursuant to the Supplements, the Company amended its order book delivery schedule to better allocate aircraft deliveries for orderly and measured growth, to extend its firm orders through 2031, and to add 108 firm orders and 108 MAX aircraft options. The Company retired 39 Boeing -700 aircraft in 2023 and currently plans for 49 aircraft retirements in 2024. The Company held 199 remaining MAX options as of December 31, 2023, in addition to 495 firm orders of MAX aircraft to be delivered through 2031. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts (e.g., through accelerated retirements of the Company's -700 aircraft) if growth opportunities do not materialize. For further information regarding the Company’s aircraft contractual order book see “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The delivery schedule for the -7 is dependent on the Federal Aviation Administration (“FAA”) issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The Company continues to undertake a number of other fuel conservation initiatives, which are discussed in detail under “Environmental Sustainability.”

The table below sets forth the Company's available seat miles produced per fuel gallon consumed (fuel-efficiency) over the last five years:

	Year ended December 31,
	2023	2022	2021	2020	2019
Available seat miles per fuel gallon consumed	79.5	77.3	79.2	81.3	75.7

The Company also enters into fuel derivative contracts to manage its risk associated with significant increases in fuel prices. The Company's fuel hedging activities, as well as the risks associated with high and/or volatile fuel prices, are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the Consolidated Financial Statements.

Salaries, wages, and benefits expense constituted approximately 43 percent of the Company's operating expenses in 2023 and was the Company's largest operating cost category. The Company's ability to control labor costs is largely limited by the terms of its collective-bargaining agreements, and increased labor costs from recently ratified contracts and rate inflation have negatively impacted both the Company's low-cost structure and the overall airline industry’s costs. The Company's labor costs, and risks associated therewith, are discussed in more detail below under “Business—Employees,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operational Disruption Action Plan

In late December 2022, the Company experienced a wide-scale operational disruption as historically extreme winter weather spread across a significant portion of the United States, impacting the Company’s operational plan and flight schedules. After Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the December 2022 operational disruption had a significant negative impact on the Company’s results of operations in fourth quarter 2022 and first quarter 2023. For first quarter 2023, these events created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased expenses, primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations.

Following these events, the Company conducted a thorough internal review, working with the Company's Board of Directors (the “Board”), and engaged respected aviation consulting firm Oliver Wyman for a third-party assessment. To boost operational resiliency in key areas across the Company and to mitigate the risk of recurrence, the Company developed a three-part tactical action plan focused on improving winter operations, accelerating operational-related investments, and enhancing cross-team collaboration. The Company’s action plan was released in March 2023 and key winter operations steps were completed as of October 2023.

Improve Winter Operations

During 2023, the Company reinforced its airport infrastructure, increased available equipment, and bolstered overall winter preparedness at key airports with the potential for severe winter weather. The major initiatives included increasing available equipment to manage the effects of winter weather, such as deicing trucks, deicing pads, and ground equipment; storage capacity of deicing fluid at key airports; and engine covers and heaters to protect aircraft and ground equipment in very low temperatures. Additionally, the Company increased staffing across the network to support busy travel periods and to assist at airports where extreme cold requires rotating Employees working outside more frequently. The Company also enhanced its winter operations training. Further, the Company invested in tools and processes to support critical decision making during the winter season, such as improving its holdover capabilities (including introduction of a liquid water equivalent system to better gauge dynamic local weather conditions and provide more precise information for Pilots and Dispatchers) and refining ramp-cleaning procedures to better keep surfaces free of frozen precipitation.

Accelerate Operational Investments

Following the December 2022 operational disruption, the Company reprioritized its timeline for upgrading tools and technology expected to help recover operations faster during irregular operations. During 2023, the Company completed multiple Crew technology enhancements, including upgrades to the software that reassigns Crews during disruptions and bolstered phone system call capacity to better handle large call volumes from both Flight Crews and Customers. The Company is also improving the tool responsible for electronically notifying Flight Crews of their new flight assignments and allowing them to electronically acknowledge changes in their work plan. Additionally, the Company is continuing to enhance the ways Customers stay informed about the location and status of their bags.

Enhance Cross-Team Collaboration

The Company has enhanced collaboration across its Teams and improved the tools and procedures to streamline communication and decision-making. For instance, during 2023 the Company combined the Team who designs its flight schedule with the Team overseeing the network operations control in order to closely align network design and execution. Further, the Company implemented enhanced real-time dashboards for increased visibility to better monitor the health of the network. The Company also enhanced capabilities to alert, define, and escalate awareness of potential issues and established clearer lines of communication among the groups operating the airline. Finally, the Company invested in new cross-collaboration processes and optimization tools focused on decision making associated with irregular operations adjustments.

While the Company completed the key items in its action plan, no assurance can be given that these efforts to boost operational resiliency in key areas across the Company will be successful in eliminating the risk of recurrence. The Company continues to monitor and improve its operations, but it cannot ensure that the changes the Company has made, given the complexity of the airline network, would prevent significant operational disruptions in the future or allow the Company to perform as well as or better than its competitors. See “Risk Factors—Operational Risks” for additional information.

Fare Structure

General

Southwest offers a relatively simple fare structure that features competitive fares and product benefits, including unrestricted fares, as well as lower fares available on a restricted basis.

Southwest fare products include four major categories: “Wanna Get Away®,” “Wanna Get Away Plus®,” “Anytime,” and “Business Select®,” to provide Customers options when choosing a fare. All fare products include the privilege of two free checked bags (weight and size limits apply). Southwest does not charge fees for cancellations or changes to flight reservations, although fare differences may apply.

•“Wanna Get Away” fares are generally the lowest fares and are often subject to advance purchase requirements. They are non-refundable, but, subject to Southwest’s No-Show Policy, flight credit for the fare paid for unused travel by the Customer (“flight credit”) may be applied towards future travel on

Southwest. Subject to Southwest’s No-Show Policy, Wanna Get Away fares also enable a same-day standby listing, free of airline charges, if there is another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with voluntary changes in their itinerary. Under Southwest's Rapid Rewards® loyalty program, Wanna Get Away fares earn six Rapid Rewards points for each dollar spent on the base fare. The Company’s loyalty program is discussed below under “Rapid Rewards Loyalty Program.”
•“Wanna Get Away Plus” fares are often subject to advance purchase requirements. They are non-refundable, but, subject to Southwest’s No-Show Policy, flight credit may be applied towards future travel on Southwest. Wanna Get Away Plus fares earn eight Rapid Rewards points for each dollar spent on the base fare. Wanna Get Away Plus fares offer Transferable Flight Credit™ that enables Customers to transfer an eligible unused flight credit to another traveler for future use. Both travelers must be Rapid Rewards members and only one transfer is permitted. For bookings through a Southwest Business (corporate travel) channel, a transfer may only be made to an employee of the same organization. Subject to Southwest’s No-Show Policy, Wanna Get Away Plus fares also enable a same-day confirmed change, free of airline charges, if there is an open seat on another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with voluntary changes in their itinerary. If there is no open seat on this different flight, a traveler may request to be added to the standby list for that flight.
•“Anytime” fares may be subject to advance purchase requirements. They are refundable if canceled, subject to Southwest’s No-Show Policy, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare. Anytime fares also receive EarlyBird Check-In®. See “Ancillary Services” below for further information about EarlyBird Check-In. Additionally, Anytime fares receive Priority Lane and Express Lane access through check-in and security lines where available. Further, Anytime fares receive all of the benefits of Wanna Get Away Plus fares, including Transferable Flight Credit and same-day confirmed changes and standby.
•“Business Select” fares may be subject to advance purchase requirements. They are refundable if canceled, subject to Southwest’s No-Show Policy, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group “A,” 12 Rapid Rewards points per dollar spent on the base fare—the highest loyalty point multiplier of all Southwest fare products, one complimentary premium beverage coupon for the day of travel (Customers must be of legal drinking age to drink alcoholic beverages), and free Inflight Internet service on Wi-Fi enabled aircraft, where available. Business Select fares also receive all of the benefits of Anytime fares, including Priority Lane and Express Lane access through check-in and security lines where available, Transferable Flight Credit, and same-day confirmed changes and standby.

Southwest’s No-Show Policy applies if a Customer does not change or cancel a flight segment at least ten minutes prior to scheduled departure and the Customer does not travel on the scheduled flight. In such event, subject to certain exceptions, all unflown segments associated with the reservation will be canceled, and (i) with respect to a Wanna Get Away and Wanna Get Away Plus fares, the fare paid for unused travel will be forfeited; and (ii) with respect to Anytime and Business Select fares, the fare paid for unused travel will be held as a flight credit for future travel on Southwest.

In order to enhance and expand upon its already generous and flexible ticketing policies, the Company announced in July 2022 that flight credits will no longer expire. The Company continues to expect that this policy change, combined with its other attractive brand attributes, will contribute to an increase in Customer loyalty. Flight credits for non-refundable fares are issued as long as the reservation is cancelled more than ten minutes prior to the scheduled departure. Flight credits or refunds for refundable fares are issued regardless of cancellation time.

Ancillary Services

The Company offers ancillary services such as Southwest’s EarlyBird Check-In®, Upgraded Boarding, and transportation of pets and unaccompanied minors, in accordance with Southwest’s respective policies.

EarlyBird Check-In provides Customers with automatic check-in and an assigned boarding position before general boarding positions become available, thereby improving Customers’ seat selection options (priority boarding privileges are already a benefit of being an “A-List” or “A-List Preferred” tier member under the Company’s Rapid Rewards loyalty program). EarlyBird Check-In pricing is based on multiple factors, including the length of the flight and the historical popularity of EarlyBird Check-In on the route.

When available, Southwest sells Upgraded Boarding at the airport or on Customer mobile devices, which allows a Customer to pay for an open priority boarding position in the first 15 positions in its “A” boarding group.

Southwest’s Pet Policy provides Customers an opportunity to travel with a small cat or dog in the aircraft cabin on domestic flights. Southwest also has an unaccompanied minor travel policy, with pricing to address the administrative costs and the extra care necessary to safely transport these Customers.

Rapid Rewards Loyalty Program

Southwest’s Rapid Rewards loyalty program enables program members (“Members”) to earn points for every dollar spent on Southwest base fares, also including purchases paid with LUV Vouchers, gift cards, or flight credit, with no portion of the purchase price paid with Rapid Rewards points. The amount of points earned under the program is based on the base fare and fare class purchased, with higher fare products (e.g., Business Select) earning more points than lower fare products (e.g., Wanna Get Away). As discussed above under “Fare Structure – General,” each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the base fare for the flight by the fare class multiplier. The amount of points required to be redeemed for a flight is based on the base fare and a multiplier. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire.

Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and achieve tier status such as A-List, A-List Preferred, or a Companion Pass® faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to book in advance to take advantage of a lower fare ticket (including many fare sales) requiring fewer points, or by being able to redeem at the last minute, if seats are still available for sale. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, and restaurants), as well as by using Southwest’s co-branded Chase® Visa credit cards. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

Southwest’s Rapid Rewards loyalty program features tier status and Companion Pass programs for the most active Members, including “A-List” and “A-List Preferred” status. A Member who flies 20 qualifying one-way flight segments booked through Southwest or earns 35,000 tier qualifying points per calendar year will qualify for A-List status. A Member who flies 40 qualifying one-way flights booked through Southwest or earns 70,000 tier qualifying points per calendar year will qualify for A-List Preferred status. The Member will maintain A-List or A-List Preferred status for the remainder of the calendar year in which the status is earned and for the entire calendar year immediately following. Both A-List and A-List Preferred Members enjoy benefits such as priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight satellite internet service on WiFi-enabled aircraft, where available, and up to two complimentary premium drinks per flight on flights traveling 176 miles or more, added directly to their mobile boarding passes. Members who attain A-List or A-List Preferred status receive priority boarding privileges. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding position available (generally, an “A” boarding pass). If an A-List or A-List Preferred Member’s plans change, subject to Southwest’s No Show Policy, they are entitled to same-day confirmed change, free of airline charges, if there is an open seat on another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with changes in their itinerary. If there is no open seat on this different flight, a traveler may request to be added to the standby list for that flight. Another feature of the Rapid Rewards loyalty program is the Companion Pass. Members who fly 100 qualifying one-way flights or earn 135,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of charges (other than taxes and fees). The Companion Pass is valid for the remainder of the calendar year in which status is earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.

In addition, the Company has announced that, beginning in early 2024, Members will be able to pay for their flights with a combination of cash and Rapid Rewards points—starting with as few as 1,000 points. At launch, bookings paid for with a combination of points plus other forms of eligible payment will not earn Rapid Rewards points, tier qualifying points for A-List or A-List Preferred status, or Companion Pass qualifying points, but will earn tier qualifying segment credits.

During 2021, the Company added Rapid Rewards Business, giving businesses the ability to earn Rapid Rewards points. By joining Rapid Rewards Business, companies earn Rapid Rewards points that can be applied toward travel on the company’s behalf, while travelers who are Rapid Rewards Members also earn Rapid Rewards points in their personal accounts. Rapid Rewards business accounts generally have the same opportunities and benefits to earn and redeem points as individual Member accounts.

Southwest’s Rapid Rewards loyalty program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest’s co-branded Chase Visa credit cards; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, and other partnerships.

	Year ended December 31,
	2023	2022	2021
Flight awards redeemed (millions)	10.9	9.2	8.1

For 2023, 2022, and 2021, Customer redemption of flight awards accounted for approximately 16.3 percent, 15.0 percent, and 17.3 percent of revenue passenger miles flown, respectively. The Company’s accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

Investments in Customer Experience

In 2022, the Company announced its multi-year plan to modernize and transform the Customer Experience. These enhancements, expected to cost over $2 billion over a five-year period, include the Company’s plans to:

•bring enhanced WiFi connectivity onboard aircraft;
•install latest-technology onboard power ports on MAX aircraft to charge personal devices at every seat;
•offer larger overhead bins on new aircraft deliveries with more space and easier access to carryon items;
•introduce more entertainment options and a wider variety of refreshments in the cabin; and
•enable new self-service capabilities to bring elevated ease in doing business with the Company, benefiting Employees and Customers.

During 2023, the Company completed the enhanced WiFi connectivity onboard its aircraft in order to improve WiFi speed, reliability, and bandwidth. Its new -8 aircraft deliveries are equipped with latest-generation, upgraded WiFi hardware, and the Company completed its upgrade of the WiFi hardware on its existing fleet. In late 2023, the

Company also began taking delivery of MAX aircraft with the latest-generation of onboard USB-A and USB-C power ports on every seat, with a space-saving system that maintains legroom. The Company is also installing the in-seat power ports onboard its existing MAX fleet. Retrofits for in-seat power have begun and are occurring at a pace of approximately five aircraft per month with a goal of ramping up the pace in 2024, barring any additional supply chain issues. As of December 31, 2023, the Company had 17 aircraft with in-seat power. Further, the Company's new -8 aircraft will come equipped with larger overhead bin space, which is expected to result in faster boarding, fewer gate checked bags, and a better Customer experience. As of December 31, 2023, the Company had approximately 69 aircraft with larger overhead bins. Southwest has also invested in modernizing its airport spaces by installing new lobby signage, which is expected to facilitate self-service, enhance the overall visual appeal of the lobbies, and make Customers’ travel journey easier.

Southwest offers inflight entertainment and connectivity service on WiFi-enabled aircraft. Southwest’s suite of complimentary offerings onboard WiFi-enabled aircraft includes movies-on-demand, messaging, music, live and on-demand television, a flight tracker, and more. These enhanced free inflight entertainment offerings include over 125 free movies-on-demand each month and free app messaging via iMessage or WhatsApp. The television product consists of at least 13 live channels and approximately 70 on-demand recorded episodes from popular television series. The inflight entertainment service allows Customers to enjoy gate-to-gate entertainment directly on their personal wireless devices. While on WiFi-enabled aircraft, Customers can also purchase satellite internet service while A-List Preferred Members and Business Select Customers receive complimentary internet access. Activating internet service gives Customers the ability to stream videos, complete work tasks, and browse social media.

Digital Hospitality, Southwest.com, and Direct to Customer Distribution Approach

The Company primarily offers its fare products directly to Customers through its Internet website, Southwest.com, and the Southwest App. For the years ended December 31, 2023, and December 31, 2022, approximately 82 percent and 83 percent, respectively, of the Company’s Passenger revenues originated from Southwest.com or the Southwest App (including revenues from SWABIZ®, the Company's online booking tool designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest). This “direct to Customer” distribution approach has historically provided a cost advantage for the Company because it eliminates fees associated with the use of third-party distribution channels such as third-party online travel platforms. The Company augments its direct to Customer distribution approach by offering a broad suite of digital platforms to support Customers' travel needs, including full featured websites and apps. These digital platforms help Customers book and manage their Southwest air travel and facilitate the purchase of the Company’s ancillary products, including Fare Upgrades, EarlyBird Check-In, Upgraded Boarding, vacation packages, rental car reservations, hotel reservations, and travel activities. In addition, the digital platforms provide self-service tools for trip management and Customer support.

The Company is committed to its goal of widening its Customer Service advantage by enhancing digital Hospitality. The Company is amid a multi-year digital service modernization program designed to, among other things, provide better Customer Service at a lower cost. Key focus areas of the digital service modernization program include contact center service modernization, airport service modernization, and disruptions management. In 2023, the Company activated multiple digital service improvements including, among others, digital standard bag check-in, digital bag tracking, digital baggage claims, same-day self-service flight changes with support for free changes for premium fares and tier members on eligible trips, split booking capability, improved self-service rebooking options, improvements to the flight cancellation experience, improved flight status messaging, digital refund capabilities for cancellations, and return trip e-mail reminders. The Company’s digital Help Center, Travel Advisory Center, and trip communications capabilities also underwent optimization to better prepare Customers for using the Company’s products and services. The Company made improvements to trip messaging channels and activated a robust in-app messaging strategy, all of which now leverage more personalized data for increasing relevant trip communications to better provide airport and Customer specific trip information. The Company also continues to explore and pursue generative artificial intelligence (“AI”) capabilities with a goal to improve Customer service and to drive lower cost while exceeding Customers’ Hospitality expectations.

In 2023, the Company experienced significantly fewer (i) contact center calls per flight and (ii) airport lobby transactions, each as compared with 2019, as well as strong app utilization on the day of travel. These improvements helped reduce contact per trip in 2023 versus 2019. Lobby autonomy, a measure of self-service efficiency at the airport, increased in 2023 versus 2019. The Company’s digital service modernization program is expected to continue to deliver additional enhancements and efficiencies in 2024.

The Company also continues to improve digital revenue generating capabilities. The Company activated a robust suite of optimizations designed to improve product performance for air sales, Upgraded Boarding, EarlyBird Check-In, and other ancillary products such as Cars, Hotels, and Vacations. In 2023, the Company added, among other things, free Inflight Internet benefits for Business Select fares, up to two free drinks for A-List Preferred Customers with digital drink coupons on flights of 176 miles or more, free same-day standby travel for Wanna Get Away fares subject to conditions, nearby airport digital shopping capabilities, an improved digital route map with price points, overnight connection flight options, improved low fare promotion capabilities in the app, improved awareness of Buy Now Pay Later capabilities, a redesigned and improved Special Offers section, an enhanced push messaging marketing strategy, automated Rapid Rewards monthly statements, improved Rapid Rewards marketing content, improvements to account management, and more prominent Southwest Business brand awareness. The Company also invested in new technology to support AI-based marketing efforts and more personalized marketing capabilities.

Southwest Business® Initiatives

In addition to improvements in the Company's consumer-direct Southwest.com channel of distribution, in recent years the Company has taken significant action, including investments in Employees, processes, and technology, in order to grow its corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest. The Company employs a multi-channel distribution strategy for its corporate business travel, offering the ability for business travelers and travel decision makers to book Southwest fares within all major Global Distribution System platforms via Amadeus, Travelport, and Sabre channels, through third-party partners directly connected to the Company's host reservation system, or through the Company’s free corporate online booking tool, SWABIZ®.

The Company utilizes Airlines Reporting Corporation to implement industry standard processes to handle the settlement of tickets booked through Travelport, Amadeus, and Sabre channels. The Company also utilizes ATPCO Routehappy to provide detailed product information that supports robust shopping and selling processes in third-party booking channels.

In 2023, the Company launched Southwest Business Meetings, a new product for its corporate Customers that is designed to make it easier for meeting planners to manage travel on Southwest by streamlining the process to book group travel for meetings and conventions. In 2022, the Company launched its new travel portal, Southwest Business Assist™. The self-service tool enables corporate travel buyers, travel decision makers, and travel management companies to better manage their business travel on Southwest using dashboards, reports, automated processing of travel benefits, and Customer Service. The on-demand self-service tool provides access to real-time information and reporting. Southwest Business has also continued to invest in and enhance SWABIZ with mobile capabilities. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also facilitates car and hotel bookings.

Technology Initiatives

The Company is focused on the prioritization and execution of its technology investments through an evolving multi-year plan, with the goal of developing stronger, more adaptable, more efficient, and more reliable technology systems to support the Company's strategic priorities. The Company has committed, and plans to continue to commit, significant resources to technology improvements in support of its ongoing operations and initiatives. During 2023, among other things, the Company invested in technology and tools that are expected to enhance resiliency and improve its recovery during irregular operations, implemented a new revenue management system, introduced Customer bag tracking, enhanced Customer digital self-service capabilities, and launched Southwest Business Meetings. During 2022, among other things, the Company added technology for (i) a new fare product launch; (ii) a new human resources and payroll system; (iii) a new business travel management system; and (iv) enhanced cyber controls and monitoring. During 2021, the Company achieved the significant milestone of getting all its aircraft into a single system for aircraft maintenance and record-keeping.

The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) flight planning and scheduling designed to improve operating efficiency; (ii) daily flight schedule management designed to improve fleet utilization at lower incremental costs; (iii) aircraft turn capabilities designed to improve operating efficiency; (iv) crew mobility and scheduling designed to improve operating quality and resiliency; (v) foundational operating systems; (vi) ancillary products, including vacation packages; (vii) financial planning; (viii) Customer Service Agent mobility; (ix) technology infrastructure and cybersecurity; (x) digital Customer Service modernization; and (xi) and Customer bookings using a combination of cash and Rapid Rewards points.

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
•application of periodic engine washes, which helps improve fuel efficiency;
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
•substitution of Pilot and Flight Attendant flight bags and paper manuals with lighter Electronic Flight Bag tablets; and
•implementation of Real Time Descent Winds (automatic uplinking of up-to-date wind data to the aircraft, allowing crews to time the descent to minimize thrust inputs and, as a result, improve fuel efficiency per flight).

The Company participates in Required Navigation Performance (“RNP”) operations as part of the FAA's Performance Based Navigation program, a key component of the Next Generation Transportation System (“NextGen”), which is intended to modernize the U.S. air traffic system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, satellite navigation (instead of less precise ground-based navigation), and new flight procedures to enhance navigational and operational capabilities, improve fuel efficiency, and minimize greenhouse gas emissions. RNP approaches, which are published by the FAA, are currently available at 66 of the airports Southwest serves. The Company's use of RNP approaches is currently limited, and it continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.

In 2021, the Company announced near- and long-term environmental sustainability goals, in addition to a series of actions and initiatives designed to assist the Company in achieving these goals. The Company refreshed its environmental sustainability plan in early 2023 and continually monitors developments related to climate change and evaluates its goals and progress against these developments. The Company expects its path toward achievement of these goals will depend on, among other things, (i) increased use of sustainable aviation fuel (“SAF”), which is not presently available at scale or at prices competitive to jet fuel; (ii) improved fuel efficiency from fleet renewal or planned fuel efficiency initiatives; (iii) operational initiatives; and (iv) technological innovation.

During 2022, the Company invested in SAFFiRE Renewables, LLC (“SAFFiRE”), a company formed by D3MAX, LLC, as part of a Department of Energy (“DOE”)-backed project to develop and produce scalable SAF. Funded with a DOE grant matched by the Company's investment, SAFFiRE intends to utilize technology developed by the DOE's National Renewable Energy Laboratory to convert corn stover, a widely available waste feedstock in the United States, into renewable ethanol that then would be upgraded into SAF. During 2023, the Company formed Southwest Airlines Renewable Ventures LLC, a wholly owned subsidiary of the Company, to manage its investment in SAFFiRE and engage in other similar activities in support of the Company's SAF goals, initiatives, and strategies.

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

Regulation

The airline industry is heavily regulated, especially by the federal government, and there are a significant number of governmental agencies and legislative bodies that have the ability to directly or indirectly affect the Company and/or the airline industry financially and/or operationally. Regulations affecting the Company and/or the airline industry that have been or may be imposed by several of these governmental agencies and legislative bodies include, but are not limited to, those discussed below.

In 2024, Congress is expected to enact an FAA Reauthorization bill. This major piece of legislation could result in new regulatory mandates and/or tax increases imposed on airlines. This bill is also likely to be a vehicle for Congress to address issues related to the operations and modernization of the air traffic control system; the federal government’s regulatory oversight of airlines, airline manufacturers, and other aviation stakeholders (including directing one or more federal agencies to promulgate new rulemakings); and long-term work force issues affecting pilots, aviation mechanics, and air traffic controllers.

Economic and Consumer Protection Regulation

Regulation by the U.S. Department of Transportation

The U.S. Department of Transportation (“DOT”) regulates economic operating authority for air carriers and consumer protection for airline passengers. The DOT may take legal enforcement action against air carriers for violating their statutes or regulations by imposing civil penalties up to $40,272 per occurrence.

To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience and Necessity from the DOT. A Certificate of Public Convenience and Necessity is unlimited in duration, and the Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via code-sharing with another airline. Exemptions granted by the DOT to serve international markets are generally limited in duration and are subject to periodic renewal requirements. The DOT may revoke a certificate or exemption, in whole or in part, for failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate or exemption itself.

The DOT's consumer protection and enforcement authority is derived primarily from a federal statutory prohibition on “unfair or deceptive practices or unfair methods of competition” by air carriers. A new DOT rule took effect in January 2021, codifying the definitions for the terms “unfair” and “deceptive” in the DOT’s regulations by adopting the definitions used by the Federal Trade Commission, and amending and clarifying the procedures the DOT will follow when engaging in aviation consumer protection rulemaking and enforcement. The purpose of this new rule is to help establish clear and consistent criteria for unfair or deceptive practices while aligning DOT’s oversight of aviation entities with other government agencies’ oversight of other sectors of the economy regarding unfair or deceptive practices.

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

As discussed below, in 2024, the DOT may finalize two new passenger protection rules for which the DOT initiated rulemakings in 2022. The Company does not expect either proposed rule, if finalized, to have a significant impact on the Company given its existing policies and practices with respect to refunds, travel credits, and critical ancillary services.

First, the DOT may finalize its proposed rule on refunds of airline tickets and unused ancillary fees. The anticipated final rule would codify existing guidance that requires air carriers and ticket agents to provide requested refunds to passengers when a carrier cancels or significantly changes a flight to, from, or within the United States. According to the DOT, this rulemaking would also (a) clarify that the refunds must be prompt; (b) provide definitions of “cancellation” and “significant change;” (c) address protections for consumers who are unable to travel due to government restrictions; (d) require airlines to refund checked baggage fees when the airline fails to deliver the bags in a timely manner; and (e) require airlines to promptly provide a refund to a passenger of any ancillary fees paid for services that the passenger did not receive.

Second, the DOT may finalize its proposed rule on enhancing the transparency of airline ancillary fees. The DOT may issue a final rule to amend its aviation consumer protection regulations to require that consumers have ancillary fee information, including baggage fees, change fees, cancellation fees, and seat fees that impact families traveling with children at the time of ticket purchase. The final rule may require fees for certain ancillary services to be disclosed at the first point in a search process where a fare is listed, rather than on the purchase page.

The DOT may also initiate two new rulemakings on topics related to passenger protections in 2024. First, the DOT has announced that it plans to initiate rulemaking on family seating in air transportation. The potential rule would require airlines to seat children aged 13 and under adjacent to an accompanying adult at no additional cost, subject to limited conditions.

Second, the DOT may initiate new rulemaking to codify the amenities that airlines must provide when there is a cancellation or significant delay that is caused by factors “within the airline’s control.” The proposed rule may require U.S. and foreign air carriers to adopt and adhere to customer service plans identifying essential services (e.g., meals, rebooking, hotel, and transportation to or from hotel). In addition, the proposed rule may also require air carriers to provide cash compensation to mitigate passenger inconveniences when the cause of a cancellation or delay for flights to, within, and from the United States, was due to circumstances within the airline's control.

The DOT also has statutory authority to prohibit discrimination by airlines against consumers on the basis of (i) disability; and (ii) race, religion, national origin, sex, or ancestry.

On August 1, 2023, the DOT finalized its rule on accessible lavatories. The rule requires airlines to have one accessible (larger) lavatory on new narrow-body aircraft in the future. Air carriers must comply with these measures with respect to new aircraft that the air carrier operates that were (i) originally ordered after October 3, 2033, (ii) delivered after October 2, 2035, or (iii) are part of a new type-certificated design filed with the FAA or a foreign carrier’s safety authority after October 2, 2024. The new rule does not require a retrofit of existing aircraft. The Company anticipates that this rule could impose substantial costs on the Company and have a material effect on the Company's capital expenditures, earnings, and competitive position.

Aviation Taxes and Fees

The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. The FAA Reauthorization Act of 2018 (the “2018 Reauthorization Act”) extended most commercial aviation taxes through September 30, 2023. As of January 2024, Congress has passed a series of short-term extensions of these taxes as it works to enact a multi-year FAA Reauthorization bill. The two principal FAA-related taxes that need to be reauthorized periodically are the 7.5% excise tax (applied to the base fare of an airline ticket as well as any mandatory passenger fees charged by the airline) and the domestic segment tax ($4.80 per passenger segment). The domestic segment tax, as well as the international arrival/departure tax, are annually adjusted for inflation by the Internal Revenue Service.

In addition to FAA-related taxes, there are additional federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip originating in the United States. In addition, international passengers arriving in the United States are subject to U.S. immigration and customs fees that are indexed to inflation. These fees are used to support the operations of U.S. Customs and Border Protection (“CBP”). Finally, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service imposes an agriculture inspection fee on international passengers arriving in the United States.

Airline passengers are also required to pay a Passenger Facility Charge (“PFC”), a user fee that is authorized via federal statute but assessed by each airport. The maximum PFC is $4.50 per passenger enplanement. New or higher aviation taxes or user fees (including but not limited to the PFC), as well as new legislative mandates, may be imposed by Congress. One major piece of legislation that Congress is expected to address in 2024 is FAA reauthorization. Congress is expected to pass an FAA reauthorization bill in 2024. This legislation could be the vehicle for increases in one or more of the taxes and fees discussed above, as well as new mandates on the DOT, FAA, and/or the Transportation Security Administration (the “TSA”) to begin or complete rulemakings that could impact airline operations and/or finances.

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

With respect to airline operations, the FAA has rules in effect with respect to crew flight, duty, and rest times. Among other things, the rules (i) require a ten hour minimum rest period prior to a pilot’s flight duty period; (ii) mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and (iii) impose pilot “flight time” and "duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. The FAA has established flight attendant duty period limitations and rest requirements based on the length of a flight attendant’s scheduled duty period, number of flight attendants assigned to a flight, and other operational factors.

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

On June 14, 2023, the FAA finalized a new rule requiring that airlines have an installed physical secondary barrier to provide additional protection against unauthorized access to an aircraft’s flight deck. The FAA’s final rule provides a two-year compliance period from the effective date after which any transport category airplane manufactured and used in regularly scheduled passenger-carrying operations would be required to have installed physical secondary barrier meeting the requirements of the rule. Compliance with the rule could impose substantial costs on the Company.

The 2018 Reauthorization Act contains provisions directing the FAA to examine whether to issue new regulations establishing minimum dimensions for seat size based on safety considerations. In August 2022, the FAA began soliciting stakeholder comments on the topic. If the FAA issues a rule with minimum dimensions that exceed the Company’s current seat dimensions, the Company could incur substantial compliance costs.

Further, the 2018 Reauthorization Act expanded human trafficking training requirements beyond flight attendants to include several public-facing Employee work groups, as well as requires air carriers to implement a plan and develop training with protocols for preventing and responding to verbal or physical assault committed against customer service agents. Human trafficking training is required for the Company’s frontline Employees and recommended as voluntary curriculum for other Employees. The Company has also implemented an Employee Assault Prevention and Response Plan that includes training to de-escalate hostile situations, written protocols for dealing with hostile situations, and reporting of relevant incidents to appropriate authorities. During 2023, the Company implemented the Southwest Airlines Combating Trafficking in Persons Compliance Plan reflecting the Company's strong commitment to anti-human trafficking priorities.

In addition to its role as safety regulator, the FAA operates the nation’s air traffic control system and has continued its lengthy and ongoing effort to implement a multi-faceted, airspace modernization program, NextGen. According to the U.S. government, NextGen will help contribute to a safer, more efficient, and more predictable system, which may potentially contribute to reduced fuel burn, emissions, and noise. As part of the NextGen initiative, in 2010 the FAA published rules requiring most commercial aircraft operating in the national airspace system to be equipped with Automatic Dependent Surveillance - Broadcast (“ADS-B”) technology by January 1, 2020. ADS-B technology is intended to enhance safety and efficiency by moving from ground-based radar and navigational aids to precise tracking using satellite signals. In addition to environmental and efficiency benefits, ADS-B technology gives pilots and air traffic controllers new tools to reduce the risk of runway incursions and aircraft collisions. The Company has implemented technology and programs intended to comply with all applicable ADS-B requirements. On November 9, 2021, the U.S. government announced an Aviation Climate Action Plan to reduce emissions by, among other initiatives and efforts, operationalizing NextGen to realize the full potential of modernized infrastructure and systems, and enhancing data quality and information distribution to enable operators to fly more fuel-efficient trajectories.

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

Security Regulation

Pursuant to the Aviation and Transportation Security Act (“ATSA”), the TSA, a federal agency of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. ATSA and subsequent TSA regulations and procedures implementing ATSA and related statutes address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport and aircraft access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; and (viii) background checks.

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

Environmental Regulation

The Company is subject to various federal laws and regulations relating to the protection of the environment, including the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as state and local laws and regulations. These laws and regulations govern aircraft drinking water, emissions, storm water discharges from operations, and the disposal of materials such as jet fuel, chemicals, hazardous waste, and aircraft deicing fluid.

Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at various airport sites. The Company has not historically experienced any airport site environmental liability that has had a material adverse effect on its capital expenditures, earnings, or competitive position. However, many airports, as well as federal, state, and local governmental authorities, are increasingly focused on groundwater contamination caused by what are sometimes referred to as “forever chemicals,” most notably per- and polyfluoroalkyl substances (“PFAS”). PFAS have been used in many manufacturing and industrial applications over many decades and can be found in numerous products, including building materials and household products. Most notably for aviation, PFAS are a key component in aqueous film-forming foam (“AFFF”), which are commonly available for use to fight petroleum-based fires at both commercial and military aviation facilities. The FAA and the U.S. Department of Defense have strict performance specifications for fire suppression systems, which has contributed to the use of AFFF/PFAS over the decades. PFAS is now the focus of regulatory oversight at airports, as well as the source of litigation by airports against AFFF manufacturers. Moreover, regulatory authorities at the federal, state, and local levels are moving forward with prohibitions on the manufacturing, use, or sale of PFAS-based AFFF, as well as costly remediation efforts at airports to address groundwater contamination. In addition, the U.S. Environmental Protection Agency (the “EPA”) is expected to finalize a rule listing two specific types of PFAS, perfluorooctanoic acid and perfluorooctanesulfonic acid, which may be found in AFFF, as hazardous substances under CERCLA and has separately issued an advanced notice of proposed rulemaking seeking comments on other types of PFAS that should be listed as hazardous substances under CERCLA. The evolving legal and regulatory activity surrounding PFAS could lead to an inadequate supply of FAA-certified AFFF throughout the aviation system and/or increased operating costs at certain airports. Moreover, listing PFAS compounds under CERCLA may give rise to strict, joint and several liability for removal, remedial, response, and other costs, the costs of which could be material.

The federal government and the United Nations’ International Civil Aviation Organization (“ICAO”) have implemented legislative and regulatory proposals and introduced voluntary measures to address climate change by reducing greenhouse gas emissions. At the federal level, in July 2016, the EPA issued a final endangerment finding for greenhouse gas emissions from certain types of aircraft engines, which the agency determined contribute to pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA adopted aircraft greenhouse gas emissions standards in December 2020. These standards apply to airframe and aircraft engine manufacturers and align with the standards previously adopted by ICAO. On November 15, 2021, the EPA affirmed the agency will not reconsider the rule adopting the standards. Several states and non-government organizations subsequently filed legal petitions challenging the EPA’s adoption of the rule; however, in June 2023, the U.S. Court of Appeals for the D.C. Circuit upheld the EPA’s rules. The Company does not expect to incur any material costs related to the EPA’s GHG aircraft rules at this time, and the rules are not expected to adversely impact the Company's current aircraft fleet; however, the Company cannot guarantee that more stringent standards will not be adopted by the EPA in the future that could require material capital expenditures to modernize or replace its aircraft fleet or incur other costs related to GHG emissions from its aircraft.

In addition to aircraft emissions standards, ICAO implemented a “global market-based measure” framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system applicable to aircraft operators designed to cap the growth of emissions related to international aviation. ICAO's Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) program is a global market-based measure intended to cap carbon emissions from international civil aviation at their 2019 levels from 2021 to 2023 and 85 percent of their 2019 levels from 2024 to 2035, addressing carbon emissions from the growth of international air traffic by requiring that international aviation emissions above these levels be offset or reduced through the use of CORSIA Eligible Fuel, such as a CORSIA sustainable aviation fuel, or CORSIA Eligible Emissions Units. The U.S. federal government has opted to participate in the voluntary phases of the CORSIA program from 2021-2026 (additional phases extend through 2035). As part of the CORSIA program, the

Company is currently monitoring its international emissions for reporting purposes. Data collected from applicable international flight activity in 2019 forms the baseline and is used in the calculations to determine subsequent carbon offsetting requirements under the CORSIA program. To the extent CORSIA revises any of its emission accounting methodologies or options for meeting emission reduction levels, the Company could face increased costs to purchase additional volumes of SAF, carbon offsets, or take other measures to comply with the CORSIA program. To date, the Company has not incurred any material costs related to its compliance with CORSIA; however, the Company could experience material costs as a result of any future expansion of its international operations, which would increase its compliance obligations under CORSIA, the need to purchase additional carbon offsets or volumes of SAF than what the Company has currently projected based on any changes to the CORSIA program, or other unforeseeable reasons given the evolving nature of climate-change-related laws, regulations, and programs. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations. Until the timing, scope, and extent of such future developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results.

There are additional areas of rulemaking occurring at the state and federal levels with respect to climate-change-related matters that could also increase the Company’s compliance obligations and costs and expenditures related to the same. In addition, to the extent these rules mandate that the Company make additional disclosure on matters related to climate change, it is possible that such disclosures may result in reputational harm or impact lending or investment decisions of third parties, and consequently the Company could face greater restrictions on or increased costs of access to capital if the Company is not perceived as meeting any climate change-related standards established by such third parties. For example, on March 21, 2022, the U.S. Securities and Exchange Commission (“SEC”) proposed The Enhancement and Standardization of Climate-Related Disclosures for Investors. The proposed rule amendments would require a domestic or foreign registrant to include certain climate-related information in its registration statements and periodic reports, such as on Form 10-K, including: climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the registrant’s governance of climate-related risks and relevant risk management processes; the registrant’s greenhouse gas emissions, which for accelerated and large accelerated filers and with respect to certain emissions, would be subject to assurance; certain climate-related financial statement metrics and related disclosures in a note to its audited financial statements; and information about climate-related targets and goals, and transition plan, if any. A final rule is expected in 2024. Additionally, the state of California recently enacted a number of climate-disclosure related laws, including the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) in October 2023. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 greenhouse gas emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under the CCDAA and CRFRA is scheduled to take effect beginning in 2026. The ultimate impact of these laws on the Company remains uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and the scope of both laws may be subject to legal challenges. Additionally, in October 2023, California also enacted the Voluntary Carbon Markets Disclosure Act (“VCMDA”) which creates new reporting obligations related to voluntary carbon offsets. The VCMDA requires business entities that (1) market or sell voluntary carbon offsets in California, (2) purchase or use voluntary carbon offsets sold in California that make emissions-related claims, or (3) make claims that an entity or product has eliminated or made significant reductions to its carbon dioxide or GHG emissions to make certain public disclosure on the business entity’s website. The reporting obligations of the CCDAA, CRFRA, VCMDA, and other state or federal laws or rules requiring the disclosure of climate-related risks may cause the Company to incur increased costs with respect to modifying existing disclosure controls, financial reporting practices, and the gathering and reporting of emissions data. In addition, failure to comply with these disclosure laws and regulations could result in the imposition of substantial fines or penalties. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change. For further discussion of the risks relating to these reporting obligations, see “Risk Factors—Legal, Regulatory, Compliance, and Reputational Risks.”

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

Data Privacy and Cybersecurity Regulation

The Company is subject to federal, state, and foreign laws relating to the collection, processing, use, retention, protection, and transfer of personal information. The regulatory landscape has become increasingly complex with a growing patchwork of privacy and cybersecurity legal obligations that require engaging with a number of different regulators. Additionally, the interpretation and application of many data privacy and cybersecurity legal obligations is rapidly evolving. The Company continues to monitor a growing set of data privacy and cybersecurity legal requirements, including with respect to consumer and employee access and control over personal information and protection of such personal information.

The Company has experienced heightened legislative and regulatory focus on cybersecurity, both from a critical infrastructure perspective, which includes airlines and other transportation providers, and broadly applicable cybersecurity legal obligations. As a result, the Company must comply with a developing set of cybersecurity requirements, including but not limited to incident and other reporting, internal and external coordination, affirmative risk‑management obligations, and technical requirements related to information technology systems and operational technology systems. For example, in December 2023, the SEC’s rules on cybersecurity risk management, strategy, governance, and incident disclosure became effective. These rules require the Company to disclose on Form 8-K any material cybersecurity incident and describe the material aspects of the incident’s nature, scope, and timing. The Company must also disclose the material impact or reasonably likely material impact of the incident on the Company, including on its financial condition and results of operations. Further, the new SEC rules require the Company to describe, in its Annual Report on Form 10-K, its processes for assessing, identifying, and managing material risks from cybersecurity threats and whether cybersecurity risks have materially affected or are reasonably likely to materially affect the Company. The SEC rules also require the Company to describe the Board's oversight of cybersecurity risks and management’s role and expertise in assessing and managing material cybersecurity risks. For additional information, see Item 1C – “Cybersecurity.”

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

Although the Company has been able to purchase aviation, property, liability, pollution, cybersecurity, and D&O/fiduciary insurance via the commercial insurance marketplace, costs have generally increased, and it is more difficult and, in some cases not possible, to obtain insurance for certain activities and weather-related events. Available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect the Company's risk of loss from future events, including acts of terrorism and severe weather events. With respect to any insurance claims, policy coverages and claims are subject to acceptance by the many insurers involved and may require arbitration, mediation, and/or litigation to effectively settle the claims over prolonged periods of time. In addition, an aircraft accident or other incident involving Southwest could result in substantial costs in excess of its related insurance coverage. Any aircraft accident or other incident involving Southwest, even if fully insured, could also have a material adverse effect on the public's perception of the Company, which could harm its reputation and business.

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

Key competitive factors within the airline industry have historically included (i) pricing and cost structure; (ii) routes, loyalty programs, and schedules; (iii) customer service, operational reliability, product offerings, and amenities; and (iv) balance sheet health. Airlines, including Southwest, also compete for customers with alternatives to air travel, such as driving, videoconferencing, and business communication platforms. These communication alternatives have become particularly prevalent as a result of the COVID-19 pandemic.

Pricing and Cost Structure

Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2023, the Company continued to experience a highly competitive fare environment.

Pricing can be driven by a variety of factors. For example, airlines may discount fares to drive traffic in new markets, stimulate traffic in existing markets, and/or grow market share in existing markets. Some airlines have been able to offer more competitive fares through measures designed to lower operating costs. Common efforts include fleet transformation to gain fuel efficiencies, fleet simplification, and increasing the number of seats per trip through seat retrofits and the use of larger aircraft.

The Company believes its low-cost operating structure has historically provided it with an advantage over many of its airline competitors by enabling it to continue to charge competitively low fares. In addition, the Company believes its low-cost operating structure provided it with a significant financial competitive advantage relative to many of its competitors in responding to the financial impact of the COVID-19 pandemic.

Routes, Loyalty Programs, and Schedules

The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. While the Company has a robust route network in the United States, some major airlines have more extensive global route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as strategic alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, but they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. The Company opened 18 new destinations during the COVID-19 pandemic, which has significantly increased its domestic route network, and it continues to evaluate and implement initiatives to better enable itself to offer additional itineraries.

Customer Service, Operational Reliability, Product Offerings, and Amenities

Southwest also competes with other airlines with respect to customer service, operational reliability (such as ontime performance), product offerings, and passenger amenities. According to statistics published by the DOT, Southwest has historically ranked at or near the top among domestic marketing carriers in Customer Satisfaction for having the lowest customer complaint ratio. Following the December 2022 operational disruption, the Company experienced an increase in its customer complaint ratio. Southwest competes with airlines that have more seating options and associated passenger amenities, including first class, business class, and other premium seating and related amenities, which can appeal in particular to business customers. Some of the Company’s competitors have added, and may continue to add, passenger amenities not offered by the Company and premium seating, including through new aircraft types and configurations. Despite these various product and amenity offerings at other airlines, the Company believes the introduction of its fares in the Global Distribution Systems provides an opportunity to increase the Company’s market share of business customers. New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more attractive to certain consumers than those associated with the Company’s existing fleet. In response to the COVID-19 pandemic, carriers are increasingly focusing on customer-friendly policies as opportunities to win and retain customers. However, the Company believes its Customer Service and Customer-friendly policies (including those listed below) continue to positively differentiate it from many of its competitors:

•The Company offers up to two free checked bags (subject to weight and size limits) for all ticketed Customers;
•The Company offers competitively low fares and does not charge change fees (although fare differences may apply) or cancellation fees (subject to the Company’s No Show policy)
•Rapid Rewards points do not expire;
•Flight credits do not expire; and
•There are no additional fees for items such as seat selection, soft drinks, and snacks where available, curb-side check-in where available, and telephone reservations.

Balance Sheet Health

The Company believes it emerged from the COVID-19 pandemic with a strengthened financial position relative to its competitors in the U.S. airline industry, which has put the Company in a better position of financial health to manage higher levels of debt and support future growth plans. Further, the Company has maintained its investment-grade rating by all three major credit agencies (Moody’s, S&P Global, and Fitch), and is currently the only major U.S. passenger airline with an investment-grade rating by all three major credit agencies.

Other Forms of Competition

Technology advancements have provided alternatives to air travel, such as videoconferencing, business communication platforms, and the Internet, and these alternatives significantly increased in scope during the COVID-19 pandemic. There is risk that the significantly increased use of these alternatives could result in permanent changes to consumer behavior and thereby negatively affect demand for air travel.

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

Human Capital Resources

Employees

As of December 31, 2023, the Company had 74,806 active full-time equivalent Employees, consisting of 31,339 air operations (including Pilots, Flight Attendants, Dispatchers, Flight Simulator Technicians, Flight Crew Training Instructors, and Meteorologists), 22,882 ground operations (including Ramp, Operations, Provisioning, and Freight Agents, and Customer Service Agents), 3,183 Customer Representatives and Source of Support Representatives, 3,736 maintenance and engineering (including Material Specialists, Mechanics, Aircraft Appearance Technicians, and Facilities Maintenance Technicians), and 13,666 additional “noncontract” Employees. The Company has consistently utilized active full-time equivalent Employees to determine various metrics that measure productivity and efficiency, so it has chosen to not include inactive Employees in the figure, which totaled an additional 3,954 Employees as of December 31, 2023. In addition, the active full-time equivalent Employees figure includes an adjustment to count all part-time Employees as a 0.5 full-time equivalent Employee. When considering total demographics of Employees, however, the Company looks at total headcount, active and inactive Employees, irrespective of part-time or full-time status.

Labor Union Activity

Approximately 83 percent of Company Employees as of December 31, 2023, were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2023:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representatives	Status of Agreement
Southwest Pilots	10,746	Southwest Airlines Pilots' Association (“SWAPA”)	In negotiations at December 31, 2023. Pilots ratified a new agreement in January 2024, which is now amendable January 2029.
Southwest Flight Attendants	19,883	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	In mediation/negotiations
Southwest Material Specialists (formerly known as Stock Clerks)	491	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	Amendable October 2026
Southwest Ramp, Operations, Provisioning, Freight Agents	17,892	Transport Workers Union Local 555 (“TWU 555”)	In negotiations
Southwest Flight Simulator Technicians	54	International Brotherhood of Teamsters (“IBT”)	Amendable May 2024. In negotiations
Southwest Flight Crew Training Instructors	252	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable January 2027
Southwest Dispatchers	496	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable June 2027
Southwest Aircraft Appearance Technicians	214	AMFA	Amendable July 2027
Southwest Mechanics	2,979	Aircraft Mechanics Fraternal Association (“AMFA”)	Amendable August 2027
Southwest Facilities Maintenance Technicians	52	AMFA	Amendable November 2027
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	8,173	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable December 2027
Southwest Meteorologists	15	TWU 550	Amendable May 2028

Human Capital Objectives and Programs

The Company’s hiring, development, and retention of a diverse and talented workforce is a priority that includes: (i) providing opportunities for learning, development, career growth, and movement within the Company; (ii) evaluating compensation and benefits, and rewarding performance; (iii) investing in physical, emotional, and financial health of Employees; (iv) obtaining Employee feedback; (v) maintaining and enhancing Company culture; and (vi) communicating with the Board on a routine basis on key topics, including executive succession planning.

The Company has implemented many programs designed to achieve these priorities, including strong Employee training and benefits programs. The Company's vast Employee training and development opportunities address, among other things, leadership development; diversity, equity, and inclusion (“DEI”); and communication skills. The Company rewards Employees with competitive compensation and benefits packages, including attractive medical plans, a 401(k) plan with a dollar-for-dollar match for Employees other than Pilots (subject to vesting requirements and certain compensation limits), a 401(k) plan with a non-elective contribution for Pilots, and a profitsharing plan.

The Company encourages its People to pursue their passions by leveraging the Company’s resources to achieve their career aspirations. The Company’s Career Mobility Center offers Employees a place to explore internal career opportunities, discover new roles, or prepare for a promotion through services like career advising sessions, resume review, and interview preparation resources. The Company also provides numerous career growth and development resources to diversify skill sets, including in-person or virtual courses and mentorship programs.

The Company regularly conducts Employee surveys to assess job satisfaction of its Employees, and uses information from the surveys to improve the Company’s ability to attract, develop, and retain talented Employees who will help advance the Company. For many years, the bonus opportunity for the Company's senior leadership group, including its executive officers, has been tied to the Company's performance relative to multiple pre-established performance metrics, which have from time to time included the Company’s DEI initiatives and/or the Company's voluntary turnover rate for Employees. In addition to bonus opportunities for the Company’s senior leadership group, the Company has implemented performance-based compensation programs for other non-contract Employee leaders, including managers, supervisors, team leads, and certain other Employees.

During 2023 the Company hired approximately 8,100 Employees, net of attrition. The Company's number of active full-time equivalent Employees increased by 12.2 percent, year-over-year, in 2023, to support the Company's capacity growth, primarily driven by the restoration of its route network after emerging from the pandemic. The Company has made additional investments to attract and retain talent, including raising the Company's starting hourly pay rates for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.

Diversity, Equity, and Inclusion

DEI is an integral part of the Company’s culture and processes that support recruitment, hiring, training, retention, advancement, and belonging. In an effort to advance these initiatives, the Company has established the following goals:

•Evolve hiring and development practices to support diversity goals, including posting all open Leadership positions (Supervisor to Vice President) and requiring diverse candidate slates for each role;
•Measure progress in increasing diversity in Senior Leadership (as compared to 2020);
•Double the percentage of racial diversity and increase gender diversity in the Company’s Senior Management Committee by 2025 (as compared to 2020); and
•Engaging the Company’s breadth of community partners to leverage relationships in sourcing diverse talent.

Additionally, the Board is seeking to increase its diverse representation by 2025 (as compared to 2020). The Company has a dedicated DEI Department that provides regular updates to the Compensation Committee of the Board. To advance the Company's goals with respect to inclusion, the DEI Department has launched a multi-year training plan to increase the cultural competency of the Company's workforce.

The DEI Department established a five-year enterprise strategic plan to continue advancing DEI efforts throughout the organization. The Company has taken tangible steps to update the required infrastructure, processes, and practices to meet these objectives. The DEI Department formed an Executive Steering Committee to support the strategic direction of this progress. In addition, the Company evolved its talent acquisition processes by requiring diverse candidate pools for leadership positions, and deploying inclusion training for all hiring Leaders. The Company also works with community partners in support of its efforts to continue developing diverse and inclusive talent pipelines and expanding recruiting efforts. The Company also recently launched a formal Sponsorship and Mentorship Program. In addition to current initiatives, the DEI Department has established a five-year enterprise strategic plan to continue advancing DEI efforts throughout the organization. The Company's motivation is to be a healthy organization where Employees thrive, feel appreciated, valued, and have an authentic sense of belonging.

In May 2023, the Company published its DEI Report. A companion piece to the Southwest One Report, the DEI Report takes a deeper dive into the Company's DEI goals and initiatives and highlights the expected path forward. Information contained in the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the DEI Report and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the DEI Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

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

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on, and include statements about, the Company’s estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “anticipates," “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “would,” “could,” “plans,” “goal,” and similar expressions. Although management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Known material risk factors that could cause these differences are set forth below under “Risk Factors.” Additional risks or uncertainties (i) that are not currently known to the Company, (ii) that the Company currently deems to be immaterial, or (iii) that could apply to any company, could also materially adversely affect the Company's business, financial condition, or future results.

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

Operational Risks

•The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. If the MAX aircraft were to become unavailable for the Company's operations, or if the Company were to experience prolonged delivery delays of MAX aircraft, the Company's business plans, strategies, and results of operations could be materially and adversely affected.
•The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives or if the Company were unable to employ and retain sufficient numbers of qualified Employees to maintain its operations.
•The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers at commercially reasonable terms, (ii) if Boeing or other suppliers were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or (iii) in the event of a mechanical or regulatory issue associated with the Company's aircraft parts or equipment.
•The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, war, or other hostilities, even if not made directly on the airline industry, could significantly harm the airline industry and the Company's operations.
•Interruptions or disruptions in service at one of the Company’s core stations have had, and could in the future have, a material adverse impact on its operations.
•The Company’s operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather, a localized disaster, or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company’s business, results of operations, and financial condition.
•The airline industry is made up of inherently complex systems and is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations.

Information Technology Risks

•The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in implementation of necessary changes to the Company's information systems could materially adversely affect its operations.
•Developing and expanding data security and privacy requirements could increase the Company's operating costs, and any failure of the Company to maintain the security of certain Customer, Employee, and business-related information could result in disruption to operations and damage to the Company's reputation and could be costly to remediate.

Legal, Regulatory, Compliance, and Reputational Risks

•The Company is subject to extensive FAA regulation that may disrupt or necessitate modifications to the Company’s operations, business plans, and strategies.
•Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business.
•The Company is subject to various environmental requirements and risks, including increased regulation, changing consumer preferences, physical, environmental, and climate risks, and risks associated with climate change; the cost of compliance with more stringent environmental regulations, failure to comply with environmental regulations, or failure to otherwise manage the risks of climate change effectively could have a material adverse effect on the Company’s results of operations.
•The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.
•The Company's future results will suffer if it is unable to effectively manage its international operations and/or Extended Operations.
•The Company is currently subject to regulatory actions and pending litigation, and if judgment, penalties, or fines were to be rendered against the Company, such judgment, penalties, or fines could adversely affect the Company's operating results.

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

As has become particularly evident as a result of the COVID-19 pandemic, businesses and other travelers are able to forego air travel by using other communications such as videoconferencing, business communication platforms, and the Internet. Further, some businesses have continued to allow their employees to work remotely following the pandemic and/or have restricted non-essential travel for their employees, which has kept demand for business air travel below pre-pandemic levels. In addition, to the extent business travel recovers to pre-pandemic levels, businesses may require the purchase of less expensive tickets to reduce costs. This, in turn, can result in a decrease in average revenue per seat.

During unfavorable economic conditions, low fares are often used to stimulate traffic. However, offering low fares typically hampers the ability of airlines to counteract any increases in fuel, labor, and other costs. Consumer behavior related to traveling may be negatively impacted by adverse changes in the perceived or actual economic climate, including declines in income levels or disposable income, and/or loss of wealth resulting from the impact of economic conditions. Any continuing or future U.S. or global economic uncertainty could further negatively affect the Company's results of operations and could cause the Company to further adjust its business strategies. Additionally, because a significant portion of expenses to operate a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic could adversely affect the Company's results of operations.

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

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 24.0 percent of the Company's operating expenses for 2023. As discussed under "Business - Cost Structure," although market jet fuel prices remained volatile throughout the year, Fuel and oil expense for 2023 remained high, primarily due to higher capacity in response to consumer demand. Even a small change in market fuel prices can significantly affect profitability. Furthermore, the cost of fuel can be extremely volatile and unpredictable and subject to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political, environmental (including those related to climate change), and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limitations and/or disruptions in domestic refining or pipeline operations or capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates. In addition, the occurrence of extreme weather events (regardless of cause), such as flooding, acute or prolonged winter storms, tropical storms, and hurricanes, can also disrupt the jet fuel supply chain and affect fuel prices.

The Company's ability to mitigate the impact of fuel price increases could also be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company attempts to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices. In some cases, these derivative instruments could result in hedging losses, which could result in the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company's earnings.

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

The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in that supply could present significant challenges to the Company's operations and could ultimately cause the cancellation of flights and/or hinder the Company’s ability to provide service to a particular airport. The airline industry could face potential fuel shortages in 2024 due to pipeline capacity constraints, resulting from the shifting of jet fuel allocations during the COVID-19 pandemic, as well as a national shortage of interstate trucking capacity. The Company is working with aviation industry stakeholders to address these issues. However, unless there is additional jet fuel distribution capacity, whether by pipeline and/or by truck, there could be temporary disruptions (e.g., flight cancellations or passenger caps) at one or more of the Company’s airports in 2024, especially during peak travel periods. For additional discussion of the availability of jet fuel and SAF, please see “The Company is subject to risks related to its voluntary sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.”

The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have affected and could continue to affect the Company's ability to control its costs.

The Company's low-cost structure has been one of its primary competitive advantages, as it has generally enabled the Company to offer low fares, drive traffic volume, grow market share, and protect profits. As discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company experienced significant inflationary cost pressure in 2023, particularly with respect to Salaries, wages, and benefits expense.

The Company's low-cost structure can also be negatively impacted by costs over which the Company has limited control. These include costs such as fuel, labor, airport, and regulatory compliance costs. Jet fuel and oil constituted approximately 24 percent of the Company's operating expenses during 2023, and the Company's ability to control the cost of fuel is subject to the external factors discussed in “The Company's business can be significantly impacted by the availability of jet fuel and high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.”

Salaries, wages, and benefits constituted approximately 43 percent of the Company's operating expenses during 2023. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements. This limited control has negatively impacted the Company's low-cost structure and position. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce makes up approximately 83 percent of its Employees and many have had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Additionally, as indicated under "Business - Employees," a significant number of Southwest's unionized Employees, including its Flight Attendants; Ramp, Operations, Provisioning, and Freight Agents; and Flight Simulator Technicians are in unions currently in negotiations for labor agreements, which could result in additional pressure on the Company's low-cost structure. Further, in response to staffing challenges, the Company has increased the minimum pay for certain of its workforce and provided incentive pay in certain instances.

As discussed under "Business - Regulation," the airline industry is heavily regulated, and the Company's regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company's control. Additionally, because of airport infrastructure updates and other factors, the Company has experienced increased space rental rates at various airports in its network. Further, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, as it has at times during recent years, certain fixed airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company.

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

The Company participates in fuel consortium arrangements and fuel committees at certain airports. Fuel consortiums and fuel committees have, directly or indirectly, incurred debt obligations for improvements and capital projects for fuel facilities. While each participating airline in a consortium is generally allocated a share of the consortium’s costs based on usage, the inability of other participating airlines to satisfy their obligations with respect to fuel consortiums and fuel committees could adversely impact the Company’s financial results.

The Company's low-cost position has also been challenged by the growth of "Ultra-Low Cost Carriers" ("ULCCs"), which in some cases have surpassed the Company's cost advantage with larger aircraft, increased seat density, and lower wages. ULCCs have further introduced "unbundled" service offerings, which appeal to price-sensitive travelers through promotion to consumers of an extremely low relative base fare for a seat, while separately charging for related services and products. In response, most major U.S. airlines now offer expanded cabin segmentation fare products, such as "basic economy" and "premium economy" products. A basic economy product provides for a lower base fare to compete with a ULCC base fare, but may include significant additional restrictions on amenities such as seat assignments (including restrictions on group and family seating), order of boarding, checked baggage and use of overhead bin space, flight changes and refunds, and eligibility for upgrades. A "premium economy" fare targets consumers willing to pay a premium for certain amenities that were previously included in the carriers' base fare (e.g., more favorable seating locations in the main cabin). In response to competitive ULCC pricing, some carriers removed fare floors for certain routes, leading to a lower fare offering across the industry.

The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.

The Company is reliant on the success of its revenue strategies and other strategic plans and initiatives to grow and to help offset increasing costs. The execution of the Company's strategic plans was significantly negatively affected by the COVID-19 pandemic. Nevertheless, the Company has taken actions to add staffing and increase the starting wage rate for certain workgroups, manage its fleet and fleet order book, and better optimize its network in an effort to position itself to opportunistically recover and grow. The timely and effective execution of the Company's strategies is dependent upon, among other factors, (i) the Company's ability to balance its network schedule and capacity with the availability and location of its crew resources; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; (iii) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (iv) as discussed below, the Company’s ability to maintain satisfactory relations with its Employees or its Employees’ representatives; and (v) the Company's dependence on third parties with respect to the execution of its strategic plans.

The airline industry is intensely competitive.

As discussed in more detail under "Business - Competition," the airline industry is intensely competitive. The Company's primary competitors include other major domestic airlines, as well as regional and new entrant airlines, surface transportation, and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet. The Company's revenues are sensitive to the actions of other carriers with respect to pricing, routes, loyalty programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, product offerings, cost structure, aircraft fleet, strategic alliances, and code-sharing and similar activities.

Operational Risks

The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. If the MAX aircraft were to become unavailable for the Company's operations, or if the Company were to experience prolonged delivery delays of MAX aircraft, the Company's business plans, strategies, and results of operations could be materially and adversely affected.

The Boeing MAX aircraft are crucial to the Company’s ability to operate and grow its business and fleet modernization initiatives. The Company operates the -8 out of the MAX family of aircraft and is awaiting delivery of the -7 out of the MAX family of aircraft. Deliveries of MAX aircraft from Boeing to the Company are subject to Boeing's production schedules and volumes. Boeing has in the past, and may continue to, experience delays in fulfilling its commitments with regards to delivery of the -8 to the Company as a result of supply chain constraints. In January 2024, the FAA announced that it had informed Boeing that the FAA would not (i) agree to any request from Boeing for an expansion in production or (ii) approve additional production lines for the MAX aircraft until the FAA is satisfied that any applicable Boeing quality control issues are resolved. Further, the Company's contractual delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. In January 2024, Boeing announced plans to withdraw an exemption request with the FAA and incorporate an engineering solution as part of the -7 certification process. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

Boeing no longer manufactures versions of the 737 other than the MAX family of aircraft. If the MAX aircraft were to become unavailable for the Company’s flight operations, the Company's operations would be materially adversely affected. Further, if the -7 certification is not completed in a timely manner, the Company’s growth and network plans could be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor. If the Company’s operations or growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs; (ii) secure extensive regulatory approvals; and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.

The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives.

The airline business is labor intensive, and for the year ended December 31, 2023, Salaries, wages, and benefits expense represented approximately 43 percent of the Company's operating expenses. As of December 31, 2023, approximately 83 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related matters (some of which relate to negotiated items) that have impacted the Company's results of operations include hiring/retention rates, attendance, pay rates, outsourcing, work rules, health care costs, and retirement benefits. Additionally, three of the Company’s twelve unionized Employee groups are in unions currently in negotiations for labor agreements, which could result in additional pressure on the Company's low-cost structure. The Company’s results could be materially adversely affected in the event of conflicts with its Employees or its Employees’ representatives.

The Company’s business is labor intensive; therefore, the Company has been, and could in the future be, adversely affected if it were unable to employ and retain sufficient numbers of qualified Employees to maintain its operations.

The Company’s success depends on its ability to attract and retain skilled personnel. The impact of the COVID-19 pandemic has heightened the Company’s exposure to its labor risks. In connection with the drastic reduction in travel demand due to the pandemic, in 2020 the Company offered voluntary separation and extended time-off programs to Employees. This negatively impacted the Company's ability to staff appropriately when demand for leisure travel returned. At the same time, competition for skilled personnel became fierce, which led to operational challenges in the first half of 2022. In addition, the Company has been required to provide incentive pay and increase certain starting wage rates to address these challenges. Although the Company has surpassed pre-pandemic staffing levels as of December 31, 2023, staffing-related challenges could continue to occur in certain areas and limit the Company's ability to optimally adjust capacity. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could continue to adversely affect the Company’s operations.

The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers at commercially reasonable terms, (ii) if Boeing or other suppliers were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or (iii) in the event of a mechanical or regulatory issue associated with the Company's aircraft parts or equipment.

The Company is dependent on Boeing as its sole supplier for many of its aircraft parts. The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services. If Boeing, or other suppliers, were unable or unwilling to timely provide adequate products or support for their products at commercially reasonable terms, were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or in the event of a mechanical or regulatory issue associated with engines or other parts or services, the Company's operations could be materially adversely affected. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft parts or equipment were to become less competitive.

The Company is also dependent on third-party vendors and service providers. The COVID-19 pandemic and current economic conditions have resulted, and could continue to result, in delays and other performance issues, ceased operations, or even bankruptcies among suppliers, third-party vendors, and service providers. Further failures of suppliers, third-party vendors, or service providers to timely provide adequate products or support for their products, or otherwise fulfill their commitments to the Company, could materially adversely affect the Company’s operations.

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, war, or other hostilities, even if not made directly on the airline industry, could significantly harm the airline industry and the Company's operations.

Terrorist attacks or other crimes and hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and have necessitated increased safety and security measures and related costs for the Company and the airline industry generally. Safety and security measures can create delays and inconveniences, which in turn can reduce the Company's competitiveness against surface transportation for short-haul routes and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet. Additional terrorist attacks or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings, government travel warnings to certain destinations, travel restrictions, or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

Interruptions or disruptions in service at one of the Company’s core stations have had, and could in the future have, a material adverse impact on its operations.

In recent years, the Company has increasingly focused on designing its network around core stations in an effort to provide greater connectivity and support operational reliability and recoverability. A significant interruption or disruption in service at one of the Company’s core stations (such as Denver or Chicago-Midway), resulting from air traffic control systems, weather incidents, performance by third-party service providers, interruption of the Company’s technology, the availability and location of the Company’s crew resources, fuel supplies, or otherwise, has resulted, and could again in the future result, in the cancellation or delay of a significant portion of the Company’s flights and, as a result, has had, and could again in the future have, a severe impact on its business, results of operations and financial condition.

The Company’s operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather, a localized disaster, or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company’s business, results of operations, and financial condition.

While the Company operates across a diverse geographic footprint, its operations at times have been adversely and materially impacted by severe weather, such as Hurricanes Harvey and Irma in 2017 and Winter Storm Elliott in December 2022. Depending on location, the Company’s assets and route network are or could be exposed to ongoing risks arising from a variety of adverse weather conditions or localized natural or manmade disasters such as earthquakes, volcanoes, wildfires (such as the 2023 Maui wildfires), hurricanes, tropical storms, tornadoes, floods, sea-level rise, severe winter weather, sustained or extreme cold or heat, drought, or other disturbances, actual or threatened. Extreme weather conditions, including increases in the frequency, severity, or duration of severe weather events (whether or not caused by anthropogenic climate change), can disrupt air travel from time to time, ground planes, damage equipment and increase maintenance costs, cause delays and cancellations or other network disruptions, require implementation of weight limitations due to increased temperatures, increase turbulence-related injuries, cause increases in fuel consumption to avoid such weather, disrupt the Company’s supply chains (including fuel, parts, and service provider disruptions), and otherwise adversely affect the Company’s assets, operations, and infrastructure. These events can decrease revenue, increase costs, and adversely impact the Company’s financial condition. Prolonged interruptions or disruptions at airports can and do also adversely impact the Company’s business and results of operations. The Company also may incur significant costs to reestablish or relocate affected business functions, aircraft, and Employees. Moreover, any resulting economic dislocations could adversely affect demand for the Company’s services, resulting in an adverse effect on its business, results of operations, and financial condition.

The airline industry is made up of inherently complex systems and is affected by many conditions that are beyond its control, which can impact the Company's business strategies and results of operations.

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
•changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, for example, changes in travel patterns due to economic conditions, weather, or government restrictions, sequestration, or shutdowns);
•actual or potential disruptions in the air traffic control system (including, for example, as a result of FAA system outages or inadequate FAA staffing levels, as the United States has recently seen a shortage of air traffic controllers);
•actual or perceived delays at various airports resulting from government restrictions (including, for example, longer wait-times at TSA checkpoints due to inadequate TSA staffing levels);
•changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;
•delays in deliveries of new aircraft (including, for example, due to delays in the manufacturing process, in FAA certification, or due to the closure of the FAA's aircraft registry during government restrictions or shutdowns);
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

Because airline systems are inherently and unavoidably complex, large or small events, especially when in combination, can create opportunity for a systemic incident. The potential triggers for incidents and failures change constantly because of changing technology, work organization, efforts to eradicate those potential triggers, and other factors. Events or combinations of events such as those described above have had, and could have, a material adverse effect on the Company’s business, results of operations, and financial condition.

Information Technology Risks

The Company is increasingly dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in implementation of necessary changes of the Company's information systems could materially adversely affect its operations.

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

The Company is also reliant upon the performance of third parties for timely and effective implementation and support of many of its technology initiatives, to provide required data and information services, and for maintaining adequate information security measures within the services and/or software they deliver, and such third parties are occasionally not timely or adequate in providing the services required by the Company. If any of the Company's significant technologies or third-party systems were to cease functioning, or if its third-party service providers or data providers were to fail to adequately and timely provide required information or reports, technical support, system maintenance, security, or software upgrades for any of the Company’s existing systems, the Company could experience service interruptions, delays, and loss of critical data, which could harm its operations and result in financial losses and reputational damage.

In the ordinary course of business, the Company’s systems will continue to require modification and refinements to address operational reliability, growth, and changing business requirements. In addition, the Company’s systems may require modification to enable the Company to comply with changing regulatory requirements. Modifications and refinements to the Company’s systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. Changes to the Company’s technology and systems could also expose the Company to intellectual property risks, such as allegations of infringement of third-party patents or copyrights. Defending against allegations could involve significant fees and resources. If the Company is found to infringe, the Company may be liable for damages. In addition, the Company’s operations could be adversely affected, or the Company could face imposition of regulatory penalties, if it were unable to timely or effectively modify its systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems. Certain new technologies, such as the use of AI, present new and significant risks related to intellectual property, personal data, and confidentiality, among others. The development of generative AI technologies is complex, and there are legal and practical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models utilized in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the confidentiality, integrity, or availability of the generated content. The legal landscape is also developing around generative AI technologies and generated content, and the Company's ability to use and commercialize generated content may be affected by legal developments related to intellectual property rights in generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of Customer confidence. There can be no assurance that the usage of AI will enhance the Company’s strategies or initiatives.

The Company has experienced material technology system interruptions and delays that have made its websites and operational systems unavailable or slow to respond, which has prevented the Company from efficiently processing Customer transactions or providing services. Any future system interruptions or delays could reduce the Company's operating revenues and the attractiveness of its services, as well as increase the Company's costs. Similarly, the Company has experienced operational challenges in connection with severe weather events and associated crew scheduling, such as during and subsequent to Winter Storm Elliott. While the Company’s crew scheduling software worked as designed during this event, due to a number of factors, including unanticipated changes in the severity of the weather, the Company began implementing frequent close-in flight cancellations. As the situation escalated and close-in flight cancellations grew, the volume of unanticipated changes were too great to efficiently address through the crew scheduling software, resulting in individual crew member assignment updates being delayed in a significant number of instances. Without updated, accurate crew member data, the Company’s crew scheduling software could not reassign crew members to solve for flights with crew coverage issues. As a result, during 2023 the Company enhanced its crew scheduling software to help the Company during events that could result in a large number of broken crew pairings. Any future operational disruptions or delays could reduce the Company’s operating revenues and the attractiveness of its services, as well as increase the Company’s costs.

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

Developing and expanding data security and privacy requirements could increase the Company's operating costs, and any failure of the Company to maintain the security of certain Customer, Employee, and business-related information could result in disruption to operations and damage to the Company's reputation and could be costly to remediate. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to the Company’s business practices, monetary penalties, increased cost of operations, or other harm to the Company’s business.

The Company must receive information related to its Customers and Employees in order to run its business, and the Company's operations depend upon secure processing, storage, and retention, including the secure transmission of information over public networks such as for information permitting cashless payments. All information processed, stored, and retained by Company or on behalf of Company is subject to the continually evolving risk of intrusion, tampering, and theft. Although the Company maintains systems to prevent or defend against these risks, these systems require ongoing monitoring and updating as technologies change, and security could be compromised, personal or confidential information could be misappropriated, or system disruptions could occur. In the ordinary course of its business, the Company also provides certain confidential, proprietary, and personal information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information and systems in accordance with legal requirements and industry standards, there is a risk the security of systems and data held by third parties could be compromised. A compromise of the Company's systems could adversely affect the Company's reputation and disrupt its operations and could also result in litigation against the Company or the imposition of penalties. In addition, it could be costly to remediate. Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company has experienced cyber-attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

In addition, in response to these types of threats, there has been heightened legislative and regulatory focus on data privacy and security in the United States, European Union, and elsewhere. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, the Company must monitor a growing and fast-evolving set of legal requirements and geopolitical risks in this area. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance requirements, costs, and enforcement risks. As a result, it is possible that these types of inquiries regarding cybersecurity incidents increase in frequency and scope. In addition, new laws, amendments to or reinterpretations of existing laws, regulations, standards, and other obligations may require the Company or its third-party service providers to incur additional costs and restrict its business operations, and may require the Company or its third-party service providers to change how they use, collect, store, transfer, or otherwise process certain types of personal information and to implement new processes to comply with those laws and its Customers’ exercise of their rights thereunder. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Accordingly, compliance in the event of a widespread data breach may be costly. Any failure or perceived failure by the Company or its third-party service providers to comply with any applicable federal, state, or similar foreign laws, rules, regulations, industry standards, policies, certifications, or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings, or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on the Company’s reputation, business, financial condition, and results of operations.

The Company has a dedicated cybersecurity team and program that focuses on current and emerging data security matters. The Company continues to assess and invest in the growing needs of the cybersecurity team through the allocation of skilled personnel, ongoing training, and support of the adoption and implementation of technologies coupled with cybersecurity risk management frameworks. Additionally, as cyber attacks become increasingly sophisticated, the Company may also incur significant costs to modify, upgrade, or enhance its cybersecurity measures to protect against such attacks. The Company may not be able to anticipate, detect, or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection.

The Company offers the ability to work remotely to many of the Company's office and clerical Employees, including many of its Employees at the Company's headquarters campus. Maintaining a remote work force significantly increases the risk of cyber incidents and events, such as computer viruses and security breaches, due to increased targeted attacks, which have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

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

Legal, Regulatory, Compliance, and Reputational Risks

The Company is subject to extensive FAA regulation that may disrupt or necessitate modifications to the Company’s operations, business plans, and strategies.

The FAA promulgates and enforces regulations affecting the airline industry and exercises extensive regulatory oversight of the Company’s operations. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft, such as the FAA’s March 2019 grounding of all Boeing 737 MAX aircraft, and/or the responsive investment of operational and financial resources. The issuance of new FAA regulations, regulatory amendments, or orders or directives, such as FAA restrictions associated with certain wireless telecommunications systems, could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and operational disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice. Government regulation affecting the Company is discussed in more detail in “Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth; changes in or additional governmental regulation could increase the Company's operating costs or otherwise limit the Company's ability to conduct business” and under “Business - Regulation.”

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

Similarly, the federal government singularly controls all U.S. airspace, and airlines are dependent on the FAA controlling that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based, supported in large part by antiquated equipment and technologies, and heavily dependent on skilled personnel. As a result, the air traffic control system may not be able to effectively keep pace with future air traffic growth. The FAA's protracted transition to modernized air traffic control systems and newer technologies could adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, increased delays and cancellations, and increased fuel consumption and aircraft emissions. For example, due to air traffic control staffing challenges, government agencies have had to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. The continuation of these air traffic control constraints or the FAA's inability to meet staffing needs on a long-term basis may have a material adverse effect on the Company's operations.

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

•mandates that affect the usage of SAF;
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
•changes in laws that could affect the value of the Company’s existing contracts or agreements, such as its co-branded credit card agreement;
•airspace closures or restrictions, such as restrictions on operations in markets where certain wireless telecommunications systems may cause interference with certain aircraft avionics;
•grounding of commercial air traffic by the FAA; and
•the adoption of more restrictive locally imposed noise regulations.

The Company is subject to various environmental requirements and risks, including increased regulation, changing consumer preferences, physical, environmental, and climate risks, and risks associated with climate change; the cost of compliance with more stringent environmental regulations, failure to comply with environmental regulations, or failure to otherwise manage the risks of climate change effectively could have a material adverse effect on the Company’s results of operations.

The Company is subject to evolving federal, state, local, and international laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges to water systems, safe drinking water, and the management of hazardous substances and waste materials. In addition, while the Company cannot predict what requirements may be imposed in the future, federal, state, local, and international legislative and regulatory bodies are generally increasingly focused on climate change and reducing greenhouse gas emissions (“GHG”), including CO2 emissions. For example, as discussed in more detail under “Business – Regulation,” the federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization have implemented legislative and regulatory proposals and voluntary measures intended to reduce GHG emissions. Future policy, legal, regulatory, or other market developments could require the Company to reduce its emissions, increase its usage of SAF and other forms of lower carbon energy, modify its supply chain practices or aspects of its operations, make capital investments to purchase specific types of equipment or technologies, secure carbon offset credits, disclose or report additional GHG information, or otherwise incur additional costs related to climate objectives or because of the Company’s GHG emissions. Additional regulation could result in increased regulatory or permitting requirements for the Company from multiple jurisdictions, as well as added costs on fuel suppliers that may be passed through to the Company. For example, the California Air Resources Board has proposed amendments to California’s Low Carbon Fuel Standard (“LCFS”) regulation that would subject intrastate fossil jet fuel to the LCFS, which could in turn increase the demand for and the costs of the limited supply of SAF currently available. The proposed amendments could also result in increased costs of fossil jet fuel in the California market because of the need for jet fuel producers to produce SAF or buy LCFS credits. Other states could propose or adopt similar obligations in the future. Until the timing, scope, and extent of such future policy, legal, regulatory, or other market developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results. Violations of environmental and climate change-related laws and regulations could lead to significant fines and penalties and reputational harm. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change.

In addition to risks from potential changes to environmental regulation and policy, the transition to lower-carbon technologies could materially adversely affect the Company’s financial results. For example, lower-carbon technologies, such as SAF, are currently not available at scale and may take a significant amount of time to develop and mature, and the cost to transition to them could be prohibitively expensive without appropriate government support, policies, and incentives in place (including tax credits). For additional disclosure related to the risks of SAF, see the Risk Factor entitled, “The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.”

Concern among consumers of the impacts of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate, and customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying. Longer-term changes in weather patterns could adversely impact any of the Company’s destination cities and, as a result, alter Customers’ travel behavior. The Company’s collateral to secure loans, including in the form of aircraft, could lose value as customer demand shifts and economies move to low-carbon alternatives, which may increase the Company’s financing costs. In addition, major financial institutions have begun to announce greenhouse gas emissions reductions targets for their financed activities in the aviation sector. To the extent that the Company's climate targets are not perceived to align with those of its lenders, the Company's access to credit may be adversely impacted.

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

The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.

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

The Company is attempting to diversify its sources of jet fuel or otherwise seek to limit its reliance on fossil-fuel based fuels, such as through increasing the volumes of SAF used in its operations. Supplies of SAF are limited and may not be developed in sufficient quantities to support the Company’s business or sustainability goals. The cost to transition to SAF could be prohibitively expensive without appropriate government support, policies, and incentives in place (including tax credits). Further, SAF incentives that are currently in place could expire or be repealed, and the Company may have binding SAF purchase commitments that extend beyond various incentives currently in place. Additionally, SAF purchase agreements may pertain to production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will produce SAF at commercial scale or that they will meet contracted production timelines and volumes. SAF has a limited distribution system and is subject to higher transportation risks than jet fuel. In the event SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that the Company will be able to source a supply of SAF sufficient to meet its stated goals, or that it will be able to do so on favorable economic terms. As more businesses publicly announce environmental sustainability goals, it could become increasingly more difficult to negotiate SAF purchase agreements with suppliers at commercially reasonable terms. Moreover, there is no guarantee that Customers, regulators, or other stakeholders will not object to any use of “book and claim” accounting methods (or similar constructs) for claims of GHG emission reductions in connection with the Company’s SAF purchase agreements, as such claims may be based on the separation of potential GHG emission reductions from the physical delivery of SAF. The Company cannot guarantee that it will be able to purchase SAF on a cost-effective basis, and in addition to the factors already discussed, the ability to leverage SAF as part of its sustainability efforts could also be adversely affected by any of the following: technology challenges in the production, development, transportation, storage, and distribution of SAF; compliance with and/or changes to government regulations; modifications to or failure of industry standards, accounting protocols, approaches to modeling life cycle GHG emissions, or other applicable requirements to allow the Company to realize benefits from SAF (including blend limitations); or changes in carbon costs or climate-related goals.

Furthermore, to the extent that the Company may seek to achieve its voluntary climate goals and mandatory climate obligations through the use of carbon offsets, it may be exposed to additional costs associated with the procurement of offsets or limited supply in the carbon offsets market. In addition, to the extent the Company does utilize offsets, it will need to obtain these offsets from third parties, and while the Company generally seeks to purchase only quality offsets verified by reputable third parties, it can make no guarantees that the underlying offset project will provide the full or any claimed GHG emission reduction benefits, nor can it guarantee that any such offsets will not be subject to criticism from Customers, regulators, or other stakeholders. As more businesses have publicly announced environmental sustainability goals, the cost of carbon offsets has also increased significantly and will likely continue to do so.

The Company’s ability to achieve its environmental sustainability goals is subject to risks and uncertainties, many of which are outside of its control. These risks and uncertainties include, but are not limited to: the Company’s ability to successfully implement its business strategy, effectively respond to changes in market dynamics, and achieve the anticipated benefits and associated cost savings of such strategies and actions; the Company’s ability to implement its fleet modernization or planned fuel efficiency initiatives; availability and ability to utilize SAF at economical prices and with expected carbon intensity reductions; advancement in modernizing air traffic control systems; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to GHG emissions, carbon costs, or climate-related goals; changes to emission accounting methodologies; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; or other new developments related to the potential impacts of climate change. There is no assurance that the Company will be able to successfully execute its strategies and achieve its previously announced environmental and sustainability goals and plans.

The Company also makes certain disclosures regarding sustainability, including the Company’s sustainability goals and plans to address carbon emissions, and many of these disclosures are necessarily based on (i) estimates and assumptions that are inherently difficult to assess and may involve third-party data that the Company does not independently verify, and (ii) timelines that are longer than the timelines associated with the Company’s required disclosures. Given the estimates, assumptions, and timelines used to create these disclosures, the materiality of these disclosures is inherently difficult to assess in advance, and given the uncertainty of the estimates and assumptions used to create these disclosures, the Company may not be able to anticipate in advance whether or the degree to which it will or will not be able to meet its sustainability plans or goals, or how expensive it will be to do so.

Additionally, the Company is subject to increasing regulation imposing mandatory disclosure of sustainability and climate-related goals. As discussed under “Business—Regulation—Environmental Regulation,” the state of California recently enacted a number of new climate-disclosure related laws, including the CCDAA and CRFRA, that require GHG emissions or climate-related risk disclosures, and the VCMDA that requires disclosure regarding the use of voluntary carbon offsets in certain circumstances. The reporting obligations of the CCDAA, CRFRA, VCMDA, and other state or federal laws or rules requiring the disclosure of climate-related risks or emissions may cause the Company to incur additional increased costs for compliance as well as increased costs regarding access to capital. Failure to comply with these disclosure laws and regulations can result in the imposition of substantial fines or penalties. Enhanced climate-related disclosures pursuant to these requirements could also lead to reputational or other harm with Customers, regulators, investors, or other stakeholders. The Company could also face increased litigation risks relating to alleged direct or indirect climate-related damages resulting from the Company’s operations, statements alleged to have been made by the Company or others in the aviation industry regarding climate change risks, or in connection with any future disclosures the Company may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

International flying requires the Company to modify certain processes, as the airport environment can be dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, passenger entry requirements (including health requirements), local operating requirements, staffing, infrastructure, and cultural preferences. Certain international routes served by the Company are also subject to specific aircraft equipage requirements and unique consumer behavior. Route-specific equipage requirements and unique consumer behavior, together or individually, may (i) restrict the Company's flexibility when scheduling and routing aircraft and crews; (ii) require the Company to modify its policies or procedures; and (iii) impact the Company's operational performance, costs, and Customer experience. In addition, international flying exposes the Company to certain foreign currency risks to the extent the Company chooses to, or is required to, transact in currencies other than the U.S. dollar. To the extent the Company seeks to serve additional international destinations in the future, or to renew its authority to serve certain routes, it may be required to obtain necessary authority from the DOT and/or approvals from the FAA, as well as any applicable foreign government entity.

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

The Company is currently subject to regulatory actions and pending litigation, and if judgment, penalties, or fines were to be rendered against the Company, such judgment, penalties, or fines could adversely affect the Company's operating results.

As discussed below under "Legal Proceedings," the Company is subject to regulatory actions and pending litigation. Regardless of merit, these litigation matters and any potential future claims against the Company may be both time consuming and disruptive to the Company's operations and cause significant expense and diversion of management attention. Should the Company fail to prevail in these or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results and could cause reputational harm.

Conflicting federal, state, and local laws and regulations may impose additional requirements and restrictions on the Company’s operations, which could increase the Company’s operating costs, result in service disruptions, and increase litigation risk.

Airlines are subject to extensive regulatory and legal requirements at the federal, state, and local levels that require substantial compliance costs and that may be inconsistent with each other. These laws could affect the Company’s relationship with its workforce and cause its expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation asserting the application of state and local employment laws. Application of state and local laws to the Company’s operations may conflict with federal laws—or with the laws of other states and local governments—and may subject the Company to additional requirements and restrictions. Moreover, application of these state and local laws may result in operational disruption, increased litigation risk, and negative effects on the Company’s collective bargaining agreements. Adverse litigation results in any of these cases could adversely impact the Company’s operational flexibility and result in the imposition of damages and fines, which could potentially be significant.

The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise, including with respect to the Company's voluntary ESG-related goals and disclosures.

The Company operates in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. The Company’s reputation or brand, as well as its Customer and other stakeholder relationships, could be adversely impacted as a result of, among other things, (i) any failure to meet its ESG plans or goals; (ii) Customer perceptions of the Company’s advertising campaigns, sponsorship arrangements or marketing programs; (iii) Customer perceptions of the Company’s use of social media; (iv) Customer and other stakeholder perceptions of statements made by the Company, its Employees and executives, agents, any industry trade associations, or other third parties; or (v) public pressure from investors or policy groups to change the Company's policies. Such statements or initiatives with respect to ESG matters are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties, due to the risk of potential “greenwashing,” i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits. As a result, the Company may face increased litigation risks from private parties or regulatory scrutiny from governmental authorities related to its ESG efforts. Moreover, any alleged claims of greenwashing against the Company or others in the aviation industry may lead to negative sentiment or perception of the Company, its brand, or the industry. To the extent that the Company is unable to respond timely and appropriately to negative publicity, the Company’s reputation and brand can be harmed. Damage to the Company’s overall reputation and brand could have a negative impact on its financial results and require additional resources for the Company to rebuild its reputation.

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

The Company’s Bylaws also provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933 (the “Securities Act”). The Company notes, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

Risk Assessment and Management

The Company is increasingly dependent on the use of complex technology and systems to run its operations and support its strategic objectives. These technologies and systems include, among others, the Company's website and reservation system; flight dispatch and tracking systems; flight simulators; check-in kiosks; aircraft maintenance, planning, and record keeping systems; telecommunications systems; flight planning and scheduling systems; crew scheduling systems; human resources systems; and financial planning, management, and accounting systems. Additionally, the Company must receive certain confidential or personal information related to its Customers and

Employees to run its business, and the Company's operations depend upon secure collection, processing, retention, and transmission of such information. Therefore, the performance, reliability, and security of the Company's technology infrastructure and information systems are critical to the Company's operations and initiatives.

The Company has an enterprise risk management (“ERM”) program to identify, evaluate, and manage risks. Cybersecurity risks are evaluated alongside other critical business risks under the ERM program to align cybersecurity efforts with the Company's broader business goals and objectives. The Company believes that integrating cybersecurity risks into its ERM program fosters a proactive and holistic approach to cybersecurity, which helps safeguard the Company’s operations, financial condition, and reputation in an ever-evolving threat landscape.

The Company maintains a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. The National Institute of Standards and Technology Cybersecurity Framework helps the Company inform its cybersecurity agenda and prioritize its cybersecurity activities. The Company takes a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect the Company’s operations, finances, legal or regulatory compliance, or reputation. Once identified, cybersecurity risks and related mitigation efforts are prioritized based on their potential impact, likelihood, velocity, and vulnerability, considering both quantitative and qualitative factors. Risk mitigation strategies are developed and implemented based on the specific nature of each cybersecurity risk. These strategies include, among others, the application of cybersecurity policies and procedures, implementation of administrative, technical, and physical controls, and Employee training, education, and awareness initiatives. The Company’s cybersecurity risk management also includes a Security Operations Center (“SOC”) that conducts ongoing monitoring of networks and systems for potential signs of suspicious activity. The SOC is a centralized function that monitors security alerts to initiate triage, verification, and remediation activities. Additionally, the Company’s cybersecurity program provides mechanisms for Employees to report any unusual or potentially malicious activity they observe. The Company tracks key performance indicators and cybersecurity metrics to evaluate the efficacy of its cybersecurity controls and practices. Further, the Company’s cybersecurity program is periodically reviewed by its Cybersecurity Leaders (as defined below) and adjusted in an effort to maintain the program’s agility and responsiveness as circumstances evolve, new cybersecurity threats emerge, and regulations change.

Incident Response

The Company has a dedicated cybersecurity incident response team responsible for managing and coordinating the Company’s cybersecurity incident response efforts. This team also collaborates closely with other teams in identifying, protecting from, detecting, responding to, and recovering from cybersecurity incidents. Cybersecurity incidents that meet certain thresholds are escalated to the Cybersecurity Leaders and cross-functional teams on an as-needed basis for support and guidance. Additionally, this team tracks cybersecurity incidents to help identify and analyze them. The Company’s cybersecurity incident response team partners with the Company’s internal cybersecurity teams as well as with external legal advisors, communication specialists, and other key stakeholders as appropriate to respond to cybersecurity incidents. The Company maintains a cybersecurity incident response plan to prepare for and respond to cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management. Additionally, the Company conducts at least one cybersecurity tabletop exercise on an annual basis, where members of a cross-functional team engage in a simulated cybersecurity incident scenario. This preparedness exercise is intended to provide hands-on training for the participants and helps the Company assess its processes and capabilities in addressing cybersecurity threats.

Use of Third Parties

Cybersecurity Service Providers and Third-Party Consultants. The Company engages cybersecurity consultants, auditors, and other third parties to assess and enhance its cybersecurity practices. These third parties conduct assessments, penetration testing, and vulnerability assessments to identify weaknesses and recommend improvements. Additionally, the Company leverages a number of third-party tools and technologies as part of its efforts to enhance cybersecurity functions. This includes a managed security service provider to augment the Company’s dedicated SOC team, an endpoint detection and response system for continuous monitoring, detection, and response capabilities, and a security information and event management solution to automate real-time threat detection, investigation, and prioritization of high-fidelity alerts.

Oversight of Third-Party Service Providers. The Company also uses third-party service providers to support its operations and many of its technology initiatives. The Company evaluates third-party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls. Following an evaluation, the Company determines and prioritizes service provider risk based on potential threat impact and likelihood, and such risk determinations drive the level of due diligence and ongoing compliance monitoring required for each service provider.

Risks from Material Cybersecurity Threats

As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1.A Risk Factors—Information Technology Risks.”

Cybersecurity Governance

Board Oversight

The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate such risks. The Board’s oversight of major risks, including cybersecurity risks, occurs at both the full Board level and at the Board committee level through the Audit Committee.

The Board. The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, members of senior management, and other personnel and advisors, as requested by the Board, report on the Company’s financial, operating, and commercial strategies, as well as major related risks, which may include cybersecurity risks, at regularly scheduled meetings of the Board. Based on these reports, the Board requests follow-up data and presentations to address any specific concerns and recommendations. Additionally, the Audit Committee has opportunities to report regularly to the entire Board and review with the Board any major issues that arise at the committee level, which may include cybersecurity risks.

The Audit Committee. The Audit Committee reviews with management the Company’s technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile at its regularly scheduled meetings. The Company’s Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”), members of the cybersecurity team, or other advisors, as requested by the Audit Committee, report quarterly on the Company’s technology, data privacy, and cybersecurity strategies and risks. Cybersecurity topics are presented to the Audit Committee on a quarterly basis and generally highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics. Management believes that this regular cadence of reporting helps to provide the Audit Committee with an informed understanding of the Company’s dynamic cybersecurity program and threat landscape. The Audit Committee further reviews with management the Company’s business continuity and disaster recovery plans and capabilities and the effectiveness of the Company’s escalation procedures. Based on these management reports, the Audit Committee may request follow-up data and presentations to address any specific concerns and recommendations. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated on as needed basis to the Audit Committee.

Management’s Role

The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s CISO, who reports to the Company’s CIO. The CISO and CIO (collectively, the Company’s “Cybersecurity Leaders”) are actively involved in assessing and managing cybersecurity risks. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. The responsibilities and relevant experience of each of the Cybersecurity Leaders are listed below:

•The CIO provides leadership for the Company’s technology department. The CIO holds an undergraduate degree from Cornell and has served in various roles in information technology for over 20 years, including Vice President, Senior Director, Manager and Consultant.

•The CISO is responsible for all aspects of cybersecurity across the Company’s facilities, airports, and aircraft fleet, which includes security engineering, security operations, incident response, threat intelligence, risk and compliance, and vulnerability management. The CISO has served in various roles in information technology for nearly 40 years at numerous technology companies and consulting firms. The CISO earned a Bachelor of Science in Industrial Engineering from Louisiana State University, a Master of Science in Management Information Systems from The University of Texas at Dallas, and a Master of Business Administration from Southern Methodist University.

The Company’s cybersecurity department is comprised of teams that engage in a range of cybersecurity activities such as threat intelligence, security architecture, and incident response. These teams conduct vulnerability management and penetration testing to identify, classify, prioritize, remediate, and mitigate vulnerabilities. Leaders from each team regularly meet with the Cybersecurity Leaders to provide visibility of major issues and seek alignment with strategy. As noted above under “Incident Response,” the Company’s cybersecurity incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management. Cybersecurity incidents that meet certain thresholds are escalated to the Cybersecurity Leaders and cross-functional teams on an as-needed basis for support and guidance. The Company’s incident response team also coordinates with external legal advisors, communication specialists, and other key stakeholders.

Item 2.        Properties
Aircraft
Southwest operated a total of 817 Boeing 737 aircraft as of December 31, 2023, of which 57 and 24 were under operating and finance leases, respectively. The following table details information on the 817 aircraft as of December 31, 2023:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased (a)
737-700	143	18	387	352	35
737-800	175	8	207	190	17
737 -8	175	2	223	194	29
Totals		11	817	736	81

(a)See Note 8 to the Consolidated Financial Statements for more information on the Company's lease transactions.

In fourth quarter 2023, the Company entered into supplemental agreements with Boeing relating to its contractual order book for -7 and -8 aircraft. These agreements, which include an extended order book to 2031, provide flexibility in support of the Company's growth plans and fleet modernization. The delivery schedule below reflects contractual commitments, although the timing of future deliveries could be affected by any potential or prolonged delays in the manufacturing process or with the -7 certification. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize.

As of December 31, 2023, the Company had firm deliveries and options for -7 and -8 aircraft as follows:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2024	27		58		—	85	(c)
2025	59		—		15	74
2026	59		—		26	85
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	307	(a)	188	(b)	199	694
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
(c) The Company currently plans for approximately 79 MAX aircraft deliveries in 2024.

Ground Facilities and Services

Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, Denver International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The

Company also leases a warehouse and engine repair facility in Atlanta. The Company has announced its intent to build a new aircraft maintenance facility, expected to be completed in 2025, at Baltimore-Washington International Airport.

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company, including (a) an energy efficient, modern building, called TOPS, which houses certain operational and training functions, including the Company's 24-hour operations and (b) the Wings Complex, consisting of a Leadership Education and Aircrew Development (“LEAD”) Center (housing the Company's 26 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage.

The Company has commitments associated with various airport improvement projects, including construction at Houston Hobby International Airport. This project includes the construction of new facilities and the rebuilding or modernization of existing facilities. In April 2023, the Company executed a ground lease agreement with Los Angeles World Airports (“LAWA”) at Los Angeles International Airport (LAX) which provides the Company the right to construct a 9-gate concourse (Concourse 0) adjacent to Terminal 1. The Company expects to manage the design, development, financing, construction, and commissioning of the project, and expects to commence construction in early 2025 with construction to be complete in late 2028 or early 2029. Prior to commencement of construction, LAWA and the Company will need to agree on scope and budget and have financing in place. Additional information regarding these projects is provided in Note 5 to the Consolidated Financial Statements.

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

On February 19, 2020, a complaint alleging violations of federal securities laws and seeking certification as a class action was filed against the Company and certain of its officers in the United States District Court for the Northern District of Texas in Dallas (the “2020 Securities Litigation”). A lead plaintiff has been appointed in the case, and an amended complaint was filed on July 2, 2020. The amended complaint seeks damages on behalf of a putative class of persons who purchased the Company’s common stock between February 7, 2017, and January 29, 2020. The amended complaint asserts claims under Sections 10(b) and 20 of the Securities Exchange Act and alleges that the Company made material misstatements to investors regarding the Company’s safety and maintenance practices and its compliance with federal regulations and requirements. The amended complaint generally seeks money damages, pre-judgment and post-judgment interest, and attorneys’ fees and other costs. On August 17, 2020, the Company and the individual defendants filed a motion to dismiss. On October 1, 2020, the lead plaintiff filed a response in opposition to the motion to dismiss. The Company filed a reply on or about October 21, 2020. On September 20, 2023, the District Court issued an opinion granting the Company’s motion to dismiss as to all claims. On October 5, 2023, the District Court entered a final judgment dismissing the suit in its entirety with prejudice. The lead plaintiff has filed no timely notice of appeal. The Company denies all allegations of wrongdoing, including those in the amended complaint.

On June 22, 2020, a derivative action for breach of fiduciary duty was filed in the United States District Court for the Northern District of Texas naming the members of the Company's Board of Directors as defendants and the Company as a nominal defendant (the "Derivative Action"). The plaintiff alleges unspecified damage to Company’s reputation, goodwill, and standing in the community, as well as damage from exposure to civil and regulatory liability and defense costs. According to the lawsuit, these damages arise from the Company’s alleged failure to comply with safety and record maintenance regulations and false statements in public filings regarding the Company’s safety practices. The plaintiff alleges the Board, in the absence of good faith, exhibited reckless disregard for its duties of oversight. On October 7, 2020, the Court entered an order staying and administratively closing the Derivative Action, pending the District Court’s final resolution of the Company’s motion to dismiss in the ongoing 2020 Securities Litigation brought under the federal securities laws or upon the occurrence of certain other conditions. On October 5, 2023, the District Court entered a final judgment dismissing the 2020 Securities Litigation in its entirety with prejudice, and the lead plaintiff has filed no timely notice of appeal from that dismissal. The plaintiff in the Derivative Action has taken no steps to lift the stay in the case, which remains stayed. The Board and Company deny all allegations of wrongdoing made in the Derivative Action.

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. The case remains stayed. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Two complaints alleging violations of federal securities laws and seeking certification as a class action have been filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment have continued to contest the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. The parties’ respective briefing on the Company’s motion to dismiss is expected to be completed on or around February 21, 2024. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Since about January 24, 2023, the Company’s senior officers and Board of Directors have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On November 14, 2023, a third shareholder derivative suit was filed in the 134th Judicial District of Dallas County, Texas, by some of the same counsel involved in the June 13, 2023, suit against the same defendants in that suit and making allegations of the same operative facts and claims. The Company and its Board of Directors intend to address the derivative and books and records demands and the shareholder derivative suits in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors (“Special Litigation Committee”) has been appointed to conduct an inquiry regarding the allegations in the derivative suits and derivative demand letters. In that regard, on December 15, 2023, the plaintiffs in the two state court derivative cases filed an unopposed motion to consolidate the two state derivative cases, to appoint lead counsel, and to stay the consolidated state court derivative case pending the outcome of the ongoing inquiry of the Special Litigation Committee. Further, in light of the ongoing inquiry of the Special Litigation Committee, on December 19, 2023, the Company filed an unopposed motion to extend a stay of the federal derivative case until at least February 26, 2024.

Based on the Company's wide-scale operational disruption, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company has been subject to inquiries and investigations by governmental agencies and could be subject to fines and/or penalties resulting from those inquiries and investigations, as well as litigation from Customers and Shareholders. On October 27, 2023, the DOT notified the Company that it had determined the Company failed to provide adequate customer service assistance, prompt flight status notifications, and proper and prompt refunds and that the assessment of a civil penalty was warranted. During fourth quarter 2023, the Company accrued an expense of $107 million associated with a settlement reached with the DOT based on their investigation into the disruption, which includes a cash penalty and incorporates a future commitment for Southwest Customer care with a new Customer compensation policy. An additional $33 million penalty was also assessed by the DOT, but was able to be credited against the substantial value the Company had already provided to its Customers impacted by the disruption, and therefore did not result in further impact to the Company's financial results for 2023.

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service and state and local income tax authorities.

The Company’s management does not expect that the outcome in any of its currently ongoing legal proceedings or the outcome of any proposed adjustments presented to date by the Internal Revenue Service and state and local income tax authorities, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Nevertheless, an adverse outcome for any of these matters could be material.

Item 4.     Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 1, 2024.

Name	Position	Age
Gary C. Kelly	Executive Chairman of the Board	68
Robert E. Jordan	President & Chief Executive Officer	63
Andrew M. Watterson	Chief Operating Officer	57
Ryan C. Green	Executive Vice President & Chief Commercial Officer	47
Justin Jones	Executive Vice President Operations	45
Tammy Romo	Executive Vice President & Chief Financial Officer	61
Linda B. Rutherford	Chief Administration Officer	57
Mark R. Shaw	Executive Vice President & Chief Legal & Regulatory Officer & Corporate Secretary	61

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

Justin Jones has served as the Company’s Executive Vice President Operations since December 2023. Mr. Jones also served as Senior Vice President Operations & Design from December 2021 to December 2023, Vice President Planning & Performance, Technical Operations from September 2018 to December 2021, Vice President Operational Strategy & Performance from March 2016 to September 2018, Senior Director Pricing & Planning from October 2012 to March 2016, and Director Revenue Management from November 2008 to October 2012. Mr. Jones joined the Company in 2001 in the Revenue Management Department.

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

Linda B. Rutherford has served as the Company’s Chief Administration Officer since October 2022. Ms. Rutherford also served as Chief Communications Officer from October 2022 to December 2023, Executive Vice President People & Communications from June 2021 to October 2022, Senior Vice President & Chief Communications Officer from October 2017 to June 2021, Vice President & Chief Communications Officer from January 2016 to October 2017, Vice President Communications & Strategic Outreach from April 2007 to January 2016, Vice President Public Relations & Community Affairs from December 2005 to April 2007, Director Public Relations from May 2001 to December 2005, Senior Manager Public Relations from February 1999 to May 2001, and Manager Public Relations from February 1997 to February 1999. Ms. Rutherford joined the Company in 1992 as a Public Relations Coordinator.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." Although the Company previously suspended the payment of dividends in second quarter 2020 through September 30, 2022, pursuant to payroll funding support agreements with the U.S. Department of the Treasury, the Company reinstated and declared a quarterly cash dividend of $.18 per share on December 6, 2022, and has continued to pay quarterly dividends since the reinstatement. The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Board may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 2, 2024, there were approximately 11,028 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total shareholder return on the Company’s common stock over the five-year period ended December 31, 2023, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2018, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

225
200
175
150
125
100
75
50
Total Cumulative Return - Dollars
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Southwest Airlines Co.
S&P 500
NYSE ARCA Airline

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Southwest Airlines Co.	$100	$118	$102	$94	$74	$65
S&P 500	$100	$131	$156	$200	$164	$207
NYSE ARCA Airline	$100	$123	$93	$91	$59	$77

Issuer Repurchases

On May 15, 2019, the Board authorized the repurchase of up to $2.0 billion of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company has suspended share repurchase activity until further notice. The Company has approximately $899 million remaining under its current share repurchase authorization.

Item 6.         [RESERVED]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
YEAR IN REVIEW

The Company had record full year 2023 revenue performance, producing operating revenues of $26.1 billion, due to healthy leisure demand and continued yield strength combined with record ancillary revenue, loyalty program revenue, and passengers carried. The Company’s 2022 results were somewhat impacted by the COVID-19 pandemic, as the Omicron variant of COVID-19 both impacted travel demand and created staffing challenges for the Company, particularly during January and February 2022. However, strong travel demand, especially associated with leisure travel, accelerated during March 2022 and continued through 2023. In 2023, the Company was able to focus on completing a comprehensive winter action plan, restoring its network and operational stability, reaching full utilization of its fleet, and delivering on significant new capabilities for its Customers.

In late December 2022, the Company experienced a wide-scale operational disruption as extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For fourth quarter 2022, the Company estimated the financial impact of this disruption was approximately $800 million on a pre-tax basis. A significant portion of this impact in fourth quarter 2022 was due to the loss of Operating revenue associated with the flight cancellations that was estimated to be approximately $410 million, and the remaining impact primarily related to a net increase of approximately $390 million in operating expenses, primarily due to travel expense reimbursements to Customers, the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers that were expected to be redeemed, and premium pay and additional compensation for Employees, which were partially offset by lower fuel and oil and profitsharing expenses. For first quarter 2023, these events also created a deceleration in bookings, largely isolated to January and February 2023, as well as additional expenses primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations. The financial impact of this disruption on first quarter 2023 results was approximately $380 million on a pre-tax basis. On October 27, 2023, the Department of Transportation ("DOT") notified the Company that it determined the Company had failed to provide adequate customer service assistance, prompt flight status notifications, and proper and prompt refunds and that the assessment of a civil penalty was warranted. During fourth quarter 2023, the Company accrued an expense of $107 million associated with a settlement reached with the DOT in December 2023 based on their investigation into the disruption, which includes a cash penalty and incorporates a future commitment for Southwest Customer care with a new Customer compensation policy. An additional $33 million penalty was also assessed by the DOT, but was able to be credited against the substantial value the Company had already provided to its Customers impacted by the disruption, and therefore did not result in further impact to the Company's financial results for 2023. Other than the fourth quarter 2023 charge associated with the DOT settlement, there were no material impacts to operating revenues or expenses as a result of this disruption beyond first quarter 2023.

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

The Company recorded results for 2023 and 2022, on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

(in millions, except per share amounts)	Year ended December 31,
GAAP	2023	2022	Change
Operating income	$224	$1,017	(78.0)
Net income	$465	$539	(13.7)
Net income per share, diluted	$0.76	$0.87	(12.6)

Non-GAAP
Operating income	$893	$1,120	(20.3)
Net income	$980	$723	35.5
Net income per share, diluted	$1.56	$1.16	34.5

The Company's financial results, as shown above on a GAAP and non-GAAP basis for the year ended December 31, 2023 versus the year ended December 31, 2022, were affected by higher salaries, wages, and benefits expense and maintenance materials and repairs expense. On a GAAP basis, the Company's results for the year ended December 31, 2023 included incremental expense of $180 million for changes in estimate related to the contract ratification bonus for the Company's Flight Attendants as part of a tentative agreement reached in October 2023 and an incremental expense of $354 million for changes in estimate related to the contract ratification bonus for the Company's Pilots as part of a tentative agreement reached in December 2023, both of which were treated as special items and excluded from the Company's presentation of non-GAAP results. Additionally, due to the December 2022 operational disruption, as described above, the financial results on a GAAP and non-GAAP basis for the year ended December 31, 2023 included a negative financial impact of approximately $380 million on a pre-tax basis in first quarter 2023 and, on a GAAP basis, a $107 million charge on a pre-tax basis for the DOT settlement in fourth quarter 2023. The expense related to the tentative agreement with Pilots combined with the charge related to the settlement with the DOT resulted in the Company reporting a net loss of $252 million on a GAAP basis for fourth quarter 2023. Furthermore, on a GAAP and non-GAAP basis, the financial results for the year ended December 31, 2022 included a negative financial impact of approximately $800 million on a pre-tax basis in fourth quarter 2022 related to the December 2022 operational disruption and, on a GAAP basis, the financial results for the year ended December 31, 2022 included a $193 million pre-tax loss on extinguishment of debt primarily due to the repurchase of a portion of the Company's May 1, 2020 public offering of $2.3 billion aggregate principal amount of Convertible Senior notes (the "Convertible Notes"). See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Operating Statistics

The Company provides the operating data below for the years ended December 31, 2023 and 2022 because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

Year ended December 31,
	2023	2022	Change
Operating Data:

Revenue passengers carried (000s)	137,279	126,586	8.4%
Enplaned passengers (000s)	171,817	156,982	9.5%
Revenue passenger miles (RPMs) (in millions)(a)	136,256	123,843	10.0%
Available seat miles (ASMs) (in millions)(b)	170,323	148,467	14.7%
Load factor(c)	80.0%	83.4%	(3.4) pts.
Average length of passenger haul (miles)	993	978	1.5%
Average aircraft stage length (miles)	730	728	0.3%
Trips flown	1,459,427	1,298,219	12.4%
Seats flown (000s)(d)	231,409	201,913	14.6%
Seats per trip(e)	158.6	155.5	2.0%
Average passenger fare	$172.18	$169.12	1.8%
Passenger revenue yield per RPM (cents)(f)	17.35	17.29	0.3%
Operating revenues per ASM (cents)(g)	15.32	16.04	(4.5)%
Passenger revenue per ASM (cents)(h)	13.88	14.42	(3.7)%
Operating expenses per ASM (cents)(i)	15.19	15.36	(1.1)%
Operating expenses per ASM, excluding fuel (cents)	11.54	11.33	1.9%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.47	11.25	2.0%
Fuel costs per gallon, including fuel tax	$2.89	$3.10	(6.8)%
Fuel costs per gallon, including fuel tax, economic	$2.89	$3.07	(5.9)%
Fuel consumed, in gallons (millions)	2,143	1,922	11.5%
Active full-time equivalent Employees	74,806	66,656	12.2%
Aircraft at end of period(j)	817	770	6.1%

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
(j)Included four Boeing 737-700 ("700") Next Generation aircraft in temporary storage as of December 31, 2022.

2024 Outlook

The following tables present selected financial guidance for first quarter and full year 2024:

1Q 2024 Estimation
RASM (a), year-over-year	Up 2.5% to 4.5%
ASMs (b), year-over-year	Up ~10%
Economic fuel costs per gallon (c) (d)	$2.70 to $2.80
Fuel hedging premium expense per gallon	$0.08
Fuel hedging cash settlement gains per gallon	$0.02
ASMs per gallon (fuel efficiency)	79 to 81
CASM-X (e), year-over-year (c) (f)	Up 5% to 6%
Scheduled debt repayments (millions)	~$7
Interest expense (millions)	~$62

2024 Estimation
ASMs (b), year-over-year	Up ~6%
Economic fuel costs per gallon (c) (d)	$2.55 to $2.65
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$0.01
CASM-X (e), year-over-year (c) (f)	Up 5.5% to 7%
Scheduled debt repayments (millions)	~$29
Interest expense (millions)	~$249
Aircraft (g)	847
Effective tax rate	23% to 24%
Capital spending (billions)	$3.5 to $4.0
(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity"). The Company's flight schedule is currently published for sale through October 2, 2024. The Company currently expects second quarter 2024 capacity to increase in the range of 8 percent to 10 percent, year-over-year, and third quarter 2024 capacity to increase in the range of 3 percent to 5 percent, year-over-year.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Items (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 17, 2024, first quarter and full year 2024 economic fuel costs per gallon are estimated to be in the range of $2.70 to $2.80 and $2.55 to $2.65, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) Aircraft on property, end of period. The Company currently plans for approximately 79 Boeing 737 MAX ("MAX") aircraft deliveries and 49 aircraft retirements in 2024, including 45 Boeing 737-700s ("-700") and four Boeing 737-800s ("-800"). The delivery schedule for the 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience supply chain challenges, so the Company offers no assurances that current estimations and timelines will be met.

The Company expects first quarter 2024 RASM to increase in the range of 2.5 percent to 4.5 percent, year-over-year. This increase includes an approximate five point tailwind due to the negative revenue impact incurred in first quarter 2023 associated with the December 2022 operational disruption. Sequentially, the performance represents a healthy improvement driven primarily by network optimization, market share contributions from the Company's Global Distribution System initiative, growth in the Rapid Rewards loyalty program, and continued strength in overall demand. The network optimization is materially complete with the March 2024 schedule, at which point the Company expects a return to profitability.

The Company currently expects its first quarter 2024 CASM-X to increase in the range of 5 percent to 6 percent, year-over-year. Approximately two to three points of the increase are driven by higher 2024 market wage rate accruals for Employee workgroups with open agreements and for overall 2024 labor cost increases, including the wage rate increases and agreed-upon work rule changes associated with the recently ratified Pilot contract. The majority of the remaining increase is driven by year-over-year pressure from maintenance expenses.

Furthermore, the Company currently expects similar cost pressures throughout the year, driving 2024 CASM-X to increase approximately 5.5 percent to 7 percent, year-over-year. Specifically, the Company expects approximately four to five points of the increase to be driven by higher year-over-year labor costs, and the balance of the increase is driven primarily by higher year-over-year maintenance expenses. Progressing through the year, the Company's focus will be on regaining efficiencies to counter inflationary cost pressures. To this end, the Company plans to end the year with headcount in the range of flat to down on a year-over-year basis.

The Company's 2024 plan leverages a set of initiatives, which most importantly, includes better aligning the route network to new demand patterns. The Company expects these initiatives to contribute roughly $1.5 billion in incremental year-over-year pre-tax profits. As a result, the Company expects double-digit year-over-year operating revenue growth and year-over-year operating margin expansion. The Company believes its 2024 plan provides a line of sight to improve profitability year-over-year, earn its cost of capital this year, and provide significant progress toward its long-term goal to exceed its cost of capital.
Company Overview

The Company ended 2023 with 817 Boeing 737 aircraft, including 223 Boeing 737-8 ("-8") aircraft. During 2023, the Company retired 39 -700 aircraft and took delivery of 86 -8 aircraft. On October 25, 2023, the Company secured an order book with Boeing that is expected to help modernize the Company's fleet with less carbon-intensive aircraft and enable the Company's long-term plan for orderly and measured growth. The Company's order book with Boeing as of January 25, 2024, consists of a total of 495 MAX firm orders (307 -7 aircraft and 188 -8 aircraft) for the years 2024 through 2031 and 199 MAX options (-7s or -8s) for the years 2025 through 2031. The Company is currently planning for approximately 79 MAX aircraft deliveries in 2024, which differs from its contractual order book due to Boeing's continued supply chain challenges and the current status of the -7 certification. The Company plans to retire approximately 49 aircraft, including 45 -700s and four -800s, ending 2024 with roughly 847 aircraft in its fleet. The timing of future deliveries could be affected by any potential or prolonged delays in the manufacturing process or with the -7 certification. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize.

The Company has published its flight schedule through October 2, 2024. The Company continues to focus on operational excellence and reliability, regaining efficiencies, increasing productivity, and returning margins back to historical levels.

For the year ended December 31, 2023, the Company added approximately 8,100 Employees, net of attrition. The Company's number of active full-time equivalent Employees increased by 12.2 percent from December 31, 2022 to December 31, 2023, primarily to support the Company's restoration of its flight schedule after emerging from the pandemic, as well as the year-over-year growth in its fleet. The Company has made additional investments to attract and retain talent, including raising the Company's starting hourly pay rates for certain of its workgroups, subject, in each case, to acceptance of such change by the applicable union.
During third quarter 2023, the Company announced two new benefits as part of an ongoing commitment to provide Customers with more choices, more flexibility, and more value when they fly Southwest. Customers traveling on Wanna Get Away fares now are able to make same-day standby changes and add standby listings online or on the Southwest app. Previously, only Rapid Rewards Tier Members and Customers traveling on Business Select, Anytime, and Wanna Get Away Plus fares had flexibility to list on a different flight free of charge on their day of scheduled travel. This new offering expands the same-day standby benefit to all Southwest Customers. The Company also began offering free Inflight Internet for Customers who purchase a Business Select fare.

During October 2023, the Company announced enhancements to its Rapid Rewards loyalty program to reward loyal Members by making it easier for Customers to earn tier status, awarding A-List Preferred Members with up to two complimentary premium drinks, and, starting in spring of 2024, allowing Customers to pay for flights by using a combination of cash and Rapid Rewards points, starting with as few as 1,000 points.

The Company's Board of Directors (the "Board") reinstated and declared a quarterly cash dividend of $0.18 per share on December 6, 2022, which was paid in first quarter 2023, and has continued to pay quarterly dividends through 2023. The Company previously suspended the payment of dividends in second quarter 2020 through September 30, 2022, pursuant to payroll funding support agreements with the U.S. Department of the Treasury ("Treasury"). The Company's current quarterly dividend of $0.18 per share, or $0.72 per share annualized, is equivalent to its quarterly dividend prior to the pandemic. During 2023, the Company returned $429 million to Shareholders in dividend payments.

On November 2, 2023, the Company announced an offtake agreement with USA BioEnergy, LLC, for up to 680 million gallons of neat sustainable aviation fuel ("SAF"). The Company plans to begin purchasing SAF from USA BioEnergy's facility near Bon Wier, Texas, as early as 2028. Additionally, as part of the offtake agreement, the Company and USA BioEnergy have established a long-term strategic relationship offering the Company the opportunity to purchase up to another projected 180 million gallons of SAF per year from future planned production facilities.

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

2023 Compared with 2022

Operating Revenues

Passenger revenues for 2023 increased by $2.2 billion, or 10.4 percent, compared with 2022. On a unit basis, Passenger revenues decreased 3.7 percent, year-over-year. The dollar increase was primarily due to a 14.7 percent increase in capacity, combined with healthy leisure demand and continued yield strength for 2023 versus 2022. For 2023, the year-over-year Passenger revenue yield per ASM decrease was primarily driven by a 3.4 point decrease in Load factor as the capacity growth of 14.7 percent outpaced the growth in Revenue passenger miles of 10.0 percent.

Other revenues for 2023 increased by $50 million, or 2.2 percent, compared with 2022. On a dollar basis, the increase was primarily due to additional marketing revenue from Chase Bank USA, N.A., driven by improved retail spend on the Company's co-brand credit cards.

Operating Expenses

Operating expenses for 2023 increased by $3.1 billion, or 13.5 percent, compared with 2022, and capacity increased 14.7 percent over the same prior year period. Approximately 60 percent of the operating expenses increase was due to higher Salaries, wages, and benefits expense (inclusive of accruals related to anticipated pay raises associated with open collective bargaining agreements) and approximately 10 percent was due to higher Maintenance, materials, and repairs expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2023 and 2022, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased with the improvement in travel demand and the Company's focus on restoring its network, causing the Company's fixed costs to be spread over significantly more ASMs.

	Year ended December 31,				Per ASM		Percent
(in cents, except for percentages)	2023		2022		change		change
Salaries, wages, and benefits	6.55	¢	6.31	¢	0.24	¢	3.8%
Fuel and oil	3.65		4.03		(0.38)		(9.4)
Maintenance materials and repairs	0.70		0.58		0.12		20.7
Landing fees and airport rentals	1.05		1.02		0.03		2.9
Depreciation and amortization	0.89		0.91		(0.02)		(2.2)
Other operating expenses	2.35		2.51		(0.16)		(6.4)
Total	15.19	¢	15.36	¢	(0.17)	¢	(1.1)%

Operating expenses per ASM for 2023 decreased by 1.1 percent, compared with 2022. The majority of the year-over-year unit cost decrease was driven by a decrease in the Company's fuel cost per gallon, partially offset by higher salaries, wages, and benefits expense. Operating expenses per ASM for 2023, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), decreased 1.2 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2023 increased by $1.8 billion, or 18.9 percent, compared with 2022. On a per ASM basis, Salaries, wages, and benefits expense for 2023 increased 3.8 percent, compared with 2022. On a dollar basis, approximately 45 percent of the increase was due to step/pay rate increases for certain workgroups, including market wage rate accruals for open collective bargaining agreements (inclusive of $180 million and $354 million on a GAAP basis in additional compensation related to past services negotiated as part of the tentative agreements reached with the Transport Workers Union 556 ("TWU 556") and SWAPA, respectively) and approximately 20 percent of the increase was driven by an increase in capacity and trips flown. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP measures.

The following table sets forth the Company’s unionized Employee groups with contracts that are currently in negotiations on collective-bargaining agreements:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representatives	Amendable Date
Southwest Flight Attendants	19,883	TWU 556	November 2018
Southwest Ramp, Operations, Provisioning, Freight Agents	17,892	Transport Workers Union Local 555 (“TWU 555”)	February 2021
Southwest Flight Simulator Technicians	54	International Brotherhood of Teamsters (“IBT”)	May 2024

On January 31, 2023, the Company's 50 Facilities Maintenance Technicians, represented by the Aircraft Mechanics Fraternal Association ("AMFA"), ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in November 2027.

On February 4, 2023, the Company's more than 470 Dispatchers, represented by the Transportation Workers of America, AFL-CIO, Local 550 ("TWU 550"), ratified a new four-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in June 2027.

On April 30, 2023, the Company's 12 Meteorologists, represented by TWU 550, ratified a new five-year collective bargaining agreement with the Company. The newly ratified agreement becomes amendable in May 2028.

On July 27, 2023, the Company's 2,865 Mechanics & Related Employees, represented by AMFA, voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in August 2027.

On August 15, 2023, the Company reached a tentative collective-bargaining agreement with TWU 555, which represents the Company's nearly 18,000 Ramp, Operations, Provisioning, and Freight Agents. However, during September 2023, TWU 555 membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with TWU 555.

On October 6, 2023, the Company's more than 480 Material Specialists, represented by IBT, voted to ratify a three-year contract extension with the Company. The newly ratified agreement becomes amendable in October 2026.

On October 25, 2023, the Company reached a tentative collective-bargaining agreement with TWU 556, which represents the Company's nearly 20,000 Flight Attendants. However, during December 2023, TWU 556 membership voted not to ratify the agreement. The Company will continue to engage in discussions on a new agreement with TWU 556.

On January 22, 2024, the Company's nearly 11,000 Pilots, represented by SWAPA, voted to ratify a five-year contract extension with the Company. The newly ratified agreement becomes amendable in January 2029.

Fuel and oil expense for 2023 increased by $242 million, or 4.1 percent, compared with 2022. On a per ASM basis, Fuel and oil expense for 2023 decreased 9.4 percent. On a dollar basis, the increase was primarily attributable to an increase in fuel gallons consumed, partially offset by a decrease in jet fuel prices per gallon. On a per ASM basis, the decrease was primarily due to lower jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Year ended December 31,
	2023	2022
Economic fuel costs per gallon	$2.89	$3.07
Fuel hedging premium expense (in millions)	$121	$78
Fuel hedging premium expense per gallon	$0.06	$0.04
Fuel hedging cash settlement gains per gallon	$0.12	$0.49

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's 2023 available seat miles per gallon ("fuel efficiency") improved 2.8 percent, year-over-year, due to lower load factors and more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2024	57%
2025	46%
2026	18%

(a) Based on the Company's current available seat mile plans. The Company is currently 60 percent hedged in first quarter 2024, 55 percent hedged in second quarter 2024, and 56 percent hedged in second half 2024.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 11 to the Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of December 31, 2023, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2023	Amount of gains deferred in AOCI at December 31, 2023 (net of tax)
2024	$86	$55
2025	91	43
2026	46	4
Total	$223	$102

The Company's multi-year fuel hedging program continues to provide protection against spikes in energy prices. The Company's current fuel derivative contracts contain a combination of instruments based in West Texas Intermediate and Brent crude oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of January 17, 2024.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	First Quarter 2024	Full Year 2024
$60	$2.15 to $2.25	$2.10 to $2.20
$70	$2.50 to $2.60	$2.40 to $2.50
Current market (a)	$2.70 to $2.80	$2.55 to $2.65
$80	$2.80 to $2.90	$2.70 to $2.80
$90	$3.10 to $3.20	$3.00 to $3.10
$100	$3.35 to $3.45	$3.25 to $3.35

Fair market value of fuel derivative contracts settling in period	$12 million	$86 million
Estimated premium costs	$39 million	$158 million

(a) Brent crude oil average market prices as of January 17, 2024, were approximately $77 and $76 per barrel for first quarter 2024 and full year 2024, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of January 17, 2024, first quarter and full year 2024 economic fuel costs per gallon are estimated to be in the range of $2.70 to $2.80 and $2.55 to $2.65, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Maintenance materials and repairs expense for 2023 increased by $336 million, or 39.4 percent, compared with 2022. On a per ASM basis, Maintenance materials and repairs expense increased 20.7 percent, compared with 2022. On a dollar and per ASM basis, approximately 70 percent of the increase was due to an increase in engine shop visits and the remainder of the increase was due to various other engine repairs. The number of engines inducted for planned performance restoration shop visits for the Company’s -700 fleet increased as a result of utilization. Planned shop visits for the -800 fleet increased as the -800 aircraft emerged from their maintenance “honeymoon” period during which the engines have required significantly lower levels of maintenance while in the early phases of their useful lives.

Landing fees and airport rentals expense for 2023 increased by $281 million, or 18.6 percent, compared with 2022. On a per ASM basis, Landing fees and airport rentals expense increased 2.9 percent, compared with 2022. On a dollar basis, approximately 45 percent of the increase was largely due to higher airport rental expense throughout the network, associated with both higher rates and additional space leased at airports, and approximately 40 percent of the increase was attributable to higher landing fees, primarily driven both by the increase in trips flown and higher rates charged by airports.

Depreciation and amortization expense for 2023 increased by $171 million, or 12.7 percent, compared with 2022. On a per ASM basis, Depreciation and amortization expense decreased by 2.2 percent, compared with 2022. On a dollar basis, approximately 65 percent of the increase was primarily due to the acquisition of 86 -8 aircraft since 2022. The majority of the remainder was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2023 and 2024.

Other operating expenses for 2023 increased by $264 million, or 7.1 percent, compared with 2022. Included within this line item was aircraft rentals expenses in the amount of $198 million and $195 million for 2023 and 2022, respectively. On a per ASM basis, Other operating expenses decreased 6.4 percent, compared with 2022. On a dollar basis, the increase was due to (i) higher professional fees, driven by an increase in technology projects, (ii) higher personnel expenses, driven by an increase in Crew lodging expenses associated with the increase in capacity and inflationary pressure, and (iii) an increase driven by recording the $107 million DOT settlement in December

2023. The majority of the remaining increase was due to various flight-driven expenses. These increases were partially offset by a decrease in costs associated with the Company's December 2022 Operational Disruption, the majority of which were accrued in 2022.

Other expenses (income)

Interest expense for 2023 decreased by $81 million, or 23.8 percent, compared with 2022, primarily due to various debt repurchases in 2022.

Capitalized interest for 2023 decreased by $16 million, or 41.0 percent, compared with 2022, primarily due to a significant amount of assets being placed into service, most notably 86 -8 aircraft being delivered since 2022.

Interest income for 2023 increased by $366 million, compared with 2022, primarily due to higher interest rates earned on the Company's cash and short-term investments.

Loss on extinguishment of debt for 2023 decreased by $193 million, compared with 2022, primarily due to the partial extinguishment of the Company's Convertible Notes in 2022, compared with none in 2023.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's deferred compensation and hedging activities. See Note 11 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for 2023 and 2022:

	Year ended December 31,
(in millions)	2023	2022
Mark-to-market impact from fuel contracts settling in current and future periods	$(17)	$(41)
Premium cost of fuel contracts not designated as hedges	—	(28)
Unrealized mark-to-market adjustment on available for sale securities	(4)	4
Mark-to-market impact on deferred compensation plan investment	(39)	74
Other	(2)	3
	$(62)	$12

Income Taxes

The Company's annual 2023 effective tax rate was 26.5 percent, compared with 25.9 percent in 2022. The year-over-year increase in the tax rate is primarily due to the DOT settlement, which is treated as a disallowed tax deduction in 2023, and higher state taxes. The rate increases were partially offset by the absence of repurchases of the Convertible Notes which resulted in disallowed tax deductions and a higher tax rate in 2022.

2022 Compared with 2021

The Company's comparison of 2022 results to 2021 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2023	2022	Change
Fuel and oil expense, unhedged	$6,346	$6,780
Add: Premium cost of fuel contracts designated as hedges	121	105
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(250)	(910)
Fuel and oil expense, as reported	$6,217	$5,975
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (c)	(16)	(40)
Deduct: Premium benefit of fuel contracts not designated as hedges	—	(28)
Fuel and oil expense, excluding special items (economic)	$6,201	$5,907	5.0%

Total operating expenses, as reported	$25,867	$22,797
Deduct: TWU 556 Labor contract adjustment (a)	(180)	—
Deduct: SWAPA Labor contract adjustment (b)	(354)	—
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (c)	(16)	(40)
Deduct: Premium benefit of fuel contracts not designated as hedges	—	(28)
Deduct: Impairment of long-lived assets	—	(35)
Deduct: DOT settlement	(107)	—
Deduct: Litigation settlement	(12)	—
Total operating expenses, excluding special items	$25,198	$22,694	11.0%
Deduct: Fuel and oil expense, excluding special items (economic)	(6,201)	(5,907)
Operating expenses, excluding Fuel and oil expense and special items	$18,997	$16,787	13.2%
Deduct: Profitsharing expense	(110)	(127)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$18,887	$16,660	13.4%

Operating income, as reported	$224	$1,017
Add: TWU 556 contract adjustment (a)	180	—
Add: SWAPA contract adjustment (b)	354	—
Add: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (c)	16	40
Add: Premium benefit of fuel contracts not designated as hedges	—	28
Add: Impairment of long-lived assets	—	35
Add: DOT settlement	107	—
Add: Litigation settlement	12	—
Operating income, excluding special items	$893	$1,120	(20.3)%

Other (gains) losses, net, as reported	$(62)	$12
Add: Mark-to-market impact from fuel contracts settling in current periods (c)	17	41
Add: Premium benefit of fuel contracts not designated as hedges	—	28
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	4	(4)
Other (gains) losses, net, excluding special items	$(41)	$77	n.m.

Income before income taxes, as reported	$633	$728
Add: TWU 556 contract adjustment (a)	180	—
Add: SWAPA contract adjustment (b)	354	—
Add: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (c)	16	40
Deduct: Mark-to-market impact from fuel contracts settling in current periods (c)	(17)	(41)
Add: Impairment of long-lived assets	—	35
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	(4)	4
Add: Loss on extinguishment of debt	—	193
Add: DOT settlement	107	—
Add: Litigation settlement	12	—
Income before income taxes, excluding special items	$1,281	$959	33.6%

Provision for income taxes, as reported	$168		$189
Add: Net income tax impact of fuel and special items (d)	133		47
Provision for income taxes, net, excluding special items	$301		$236		27.5%

Net income, as reported	$465		$539
Add: TWU 556 contract adjustment (a)	180		—
Add: SWAPA contract adjustment (b)	354		—
Add: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (c)	16		40
Deduct: Mark-to-market impact from fuel contracts settling in current periods (c)	(17)		(41)
Add: Impairment of long-lived assets	—		35
Add: Loss on extinguishment of debt	—		193
Add (Deduct): Unrealized mark-to-market adjustment on available for sale securities	(4)		4
Add: DOT settlement	107		—
Add: Litigation settlement	12		—
Deduct: Net income tax impact of special items (d)	(133)		(47)
Net income, excluding special items	$980		$723		35.5%

Net income per share, diluted, as reported	$0.76		$0.87
Add: Impact of special items	1.01		0.36
Add (Deduct): Net income tax impact of special items (d)	(0.21)		(0.07)
Net income per share, diluted, excluding special items	$1.56		$1.16		34.5%

Operating expenses per ASM (cents)	15.19	¢	15.36	¢
Deduct: Impact of special items	(7.82)		(0.03)
Add (Deduct): Fuel and oil expense divided by ASMs	3.65		(4.03)
Add (Deduct): Profitsharing expense divided by ASMs	0.07		(0.08)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.09	¢	11.22	¢	(1.2)%
(a) Represents changes in estimate related to the contract ratification bonus for the Company’s Flight Attendants as part of the tentative agreement reached in October 2023 with TWU 556. The Company began accruing for all of its open labor contracts on April 1, 2022, and this incremental $180 million expense extends the timeframe covered by the ratification bonus to the date the Flight Attendant contract became amendable on November 1, 2018, to compensate for missed wage increases over that time period. The Company’s consolidated financial statements for the year ended December 31, 2023 include market rate wage accrual for all workgroups with open collective bargaining agreements. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(b) Represents changes in estimate related to the contract ratification bonus for the Company’s Pilots as part of the tentative agreement reached in December 2023 with SWAPA. The Company began accruing for all of its open labor contracts on April 1, 2022, and this incremental $354 million expense represents an increase in retroactive pay associated with wage rates for purposes of calculating the ratification bonus agreed to for Pilots for periods prior to 2023. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(c) See Note 11 to Consolidated Financial Statements for further information.
(d) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended
	December 31, 2023
Operating income, as reported	$224
TWU 556 contract adjustment	180
SWAPA contract adjustment	354
Net impact from fuel contracts	16
DOT settlement	107
Litigation settlement	12
Operating income, non-GAAP	893
Net adjustment for aircraft leases (a)	128
Adjusted operating income, non-GAAP (A)	$1,021

Non-GAAP tax rate (B)	23.5%	(d)

Net operating profit after-tax (A* (1-B) = C)	$781

Debt, including finance leases (b)	$8,033
Equity (b)	10,669
Net present value of aircraft operating leases (b)	1,029
Average invested capital	$19,731
Equity adjustment (c)	(168)
Adjusted average invested capital (D)	$19,563

Non-GAAP ROIC, pre-tax (A/D)	5.2%

Non-GAAP ROIC, after-tax (C/D)	4.0%

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
(c) The Equity adjustment in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income and Retained earnings, of gains and/or losses that will settle in future periods, including those associated with the Company's fuel hedges. The current period impact of these gains and/or losses is reflected in the Net impact from fuel contracts in the numerator.
(d) The GAAP full year tax rate as of December 31, 2023, was 26.5 percent, and the full year Non-GAAP tax rate was 23.5 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

Note Regarding Use of Non-GAAP Financial Measures

The Company's Consolidated Financial Statements are prepared in accordance with GAAP. These GAAP financial statements may include (i) unrealized noncash adjustments and reclassifications, which can be significant, as a result of accounting requirements and elections made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges and benefits the Company believes are unusual and/or infrequent in nature and thus may make comparisons to its prior or future performance difficult.

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
1.Incremental expense associated with the recently ratified Pilot contract and ongoing labor contract negotiations with TWU 556 which represents the Company's Flight Attendants. The change in estimate recognized in 2023 relates to additional compensation for services performed by Employees outside of the applicable fiscal period;
2.Noncash impairment charges, primarily associated with adjustments to the salvage values for previously retired airframes;

3.A charge associated with a settlement reached with the DOT as a result of the Company's December 2022 operational disruption;
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

The Company has also provided its calculation of return on invested capital, which is a measure of financial performance used by management to evaluate its investment returns on capital. Return on invested capital is not a substitute for financial results as reported in accordance with GAAP and should not be utilized in place of such GAAP results. Although return on invested capital is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net income, non-GAAP and Operating income, non-GAAP. The comparable GAAP measures include charges or benefits that are deemed "special items" that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since "special items" cannot be reliably predicted or estimated. The Company believes non-GAAP return on invested capital is a meaningful measure because it quantifies the Company's effectiveness in generating returns relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation in order to allow investors to compare and contrast its calculation to the calculations provided by other companies.

Liquidity and Capital Resources

The enormous impact of the COVID-19 pandemic on the U.S. travel industry created an urgent liquidity crisis for the entire airline industry, including the Company. However, due to the Company's pre-pandemic low balance sheet leverage, large base of unencumbered assets, and investment-grade credit ratings, the Company was able to quickly access additional liquidity during 2020, as Customer cancellations and ticket refunds spiked and sales and revenues dropped while the Company continued to experience significant fixed operating expenses. See Note 2 and Note 7 to the Consolidated Financial Statements for further information regarding the impact of the COVID-19 pandemic, as well as the transactions completed and financial assistance obtained from Treasury under payroll support programs.

Net cash provided by operating activities for 2023 was $3.2 billion, and net cash provided by operating activities for 2022 was $3.8 billion. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2023 were largely impacted by the Company's net income (as adjusted for noncash items), a $29 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, partially offset by a $273 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying Consolidated Statement of Cash Flows (see Note 11 to the Consolidated Financial Statements for further information), and a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the December 2022 operational disruption. Operating cash flows for 2022 included a $525 million increase in Air traffic liability driven by increased ticket sales related to an increase in leisure travel demand, a $472 million cash tax refund associated with the 2020 tax year, and a $139 million cash excise tax refund, partially offset by an $81 million decrease related to the purchase of fuel derivative instruments. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, and provide working capital. Historically, the Company has also used Net cash provided by operating activities to fund stock repurchases and pay dividends. The Board reinstated and declared a quarterly cash dividend of $0.18 per share on December 6, 2022, and has continued to pay quarterly dividends through 2023. The Company has suspended share repurchase activity until further notice.

Net cash used in investing activities for 2023 was $2.9 billion, and net cash used in investing activities for 2022 was $3.7 billion. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. Capital expenditures were $3.5 billion for 2023, compared with $3.9 billion in the same prior year period, and decreased largely due to a decrease in progress and delivery payments made for current period and future aircraft deliveries during 2023. Capital expenditures during 2023 also included approximately $79 million associated with the Company's purchase of finance leased aircraft, compared to approximately $174 million associated with finance leased aircraft purchased during 2022. See Note 8 to the Consolidated Financial Statements for further information.

The Company estimates its 2024 capital spending to be in the range of $3.5 billion to $4.0 billion, which includes approximately $2.2 billion in aircraft capital spending, assuming approximately 79 MAX aircraft deliveries in 2024, and $1.6 billion in non-aircraft capital spending. Including both capital spending and operating expense budgets, the Company currently expects to spend approximately $1.7 billion in 2024 on technology investments, upgrades, and system maintenance. The Company currently estimates its average annual capital spending to be approximately $4 billion through 2027 and will continue to evaluate this level of capital spending based on the Company's performance compared with its long-term financial goals.

Net cash used in financing activities for 2023 was $436 million, and net cash used in financing activities for 2022 was $3.0 billion. The Company paid $428 million in cash dividends to Shareholders and repaid $85 million in finance lease obligations during the year ended December 31, 2023. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt. During 2022, the Company's financing activities included repaying $3.1 billion in debt and finance lease obligations, including the prepayment of $1.3 billion for all of its outstanding 4.75% Notes due 2023, and the extinguishment of $486 million in principal of its Convertible Notes for cash payments totaling $648 million. See Note 8 to the Consolidated Financial Statements for further information on the Company's purchase of finance leased aircraft, which resulted in the elimination of the Company’s remaining financial lease obligations for these aircraft of $191 million and $53 million in 2022 and 2023, respectively.

A discussion of the Company's most significant drivers impacting cash flow for 2021 are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under Part II Item 7, Liquidity and Capital Resources.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"). In August 2023, this facility was amended to, among other things, (i) extend the expiration date to August 2028, (ii) release all aircraft and other assets constituting collateral securing loans under the facility, (iii) eliminate the minimum liquidity covenant, (iv) add a Coverage Ratio financial covenant, and (v) amend the covenant requiring that a pool of lien-free specified aircraft and related assets have a minimum aggregate appraised value. There were no amounts outstanding under the Amended Credit Agreement as of December 31, 2023. See Note 7 to the Consolidated Financial Statements for further information.

Although not the case at December 31, 2023 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 6 to the Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $11.5 billion as of December 31, 2023, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of approximately $17.3 billion, including $14.5 billion in aircraft value and $2.8 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

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

Debt

As detailed in Notes 2 and 7 to the Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company received significant financial assistance from Treasury in the form of payroll support, and this assistance had a significant impact on the Company's reported GAAP financial results in 2021. Such impact ended in third quarter 2021, and the Company's 2022 and 2023 results do not reflect the benefit of this payroll support, and its future periods are not expected to benefit from such payroll support. However, future cash flows will be impacted through the portion of payroll support that was in the form of loans that remain outstanding and will have to be repaid to Treasury.

See Note 7 to the Consolidated Financial Statements for further detail on the Company's debt and the timing of expected and future principal payments. The Company also has significant future obligations associated with fixed interest payments associated with its debt. As of December 31, 2023, future interest payments associated with its fixed rate debt (excluding interest associated with finance leases) were $239 million in 2024, $198 million in 2025, $166 million in 2026, $114 million in 2027, $56 million in 2028, and $105 million thereafter.

The Company's Convertible Notes did not meet the criteria to be converted by holders as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2023. If the provisions were met to allow holders to exercise their conversion option on these instruments, all of the remaining Convertible Notes would be reclassified as a current obligation. Also, the Company has engaged in transactions with certain convertible debt holders to purchase their instruments in private transactions from time to time in cash, and may continue to do so in future periods. The Company considers its prevailing stock price, the trading price of its convertible debt instruments, and its available liquidity in determining how much of these instruments it may attempt to repurchase in such transactions.

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

As a result of the Company's Pilots ratifying a new labor contract in January 2024, the Company is scheduled to pay out contract ratification bonuses to its Pilots in first quarter 2024 totaling approximately $1.35 billion, which includes a contractual $1.28 billion in wages and Non-elective retirement contributions, plus the applicable payroll taxes on such amounts.

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2023 and in previous years, which has enabled the Company to accelerate cash tax benefits of depreciation. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to accelerate the cash income tax benefits related to aircraft purchases. Due to the Company's net taxable loss incurred in 2020, and a provision within the CARES Act that allowed entities to carry back such 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid, the Company received a significant cash tax refund of $472 million associated with this taxable loss from the Internal Revenue Service during second quarter 2022. The Company has federal and state operating loss carryforwards, $268 million and $36 million (tax-effected), respectively, to reduce taxable income in future periods. See Note 15 to the Consolidated Financial Statements for further information. The Company has paid in the past, and will continue to pay in the future, cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

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

For air travel on Southwest, the amount of tickets (which includes flight credits—also referred to as partial tickets) that will go unused, referred to as breakage, is estimated and recognized in Passenger revenue once the scheduled flight date has passed, in proportion to the pattern of rights exercised by the Customer, in accordance with Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"). Estimating the amount of tickets that will ultimately go unused involves some level of subjectivity and judgment. The majority of the Company's tickets sold are nonrefundable, although flight credits created when a Customer cancels or modifies an existing flight itinerary can be applied towards the purchase of future travel. Unused flight credits are the primary source of breakage. Breakage estimates are based on historical experience over many years. Fully refundable tickets rarely go unused.

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

As a result of changes in observed Customer travel habits and behaviors during 2021 and 2022, the Company increased its estimates of “normal” Customer flight credits that are expected to go unused, as Customer redemptions of these "normal" credits had been at a slower rate than the Company’s historical data for similar credits in periods prior to the COVID-19 pandemic. Although the Company continues to believe a portion of Customer flight credits will go unused following the Company's change in policy, including a portion of flight credits issued after July 28, 2022, the Company expects its prospective breakage rate associated with such flight credits to be at or slightly lower than historical pre-pandemic levels due to the fact that such flight credits no longer have an expiration date. Although the Company's estimated breakage rate was consistent throughout 2023, a one percentage point change in the amount of breakage, as a factor of total flight credits issued, would have resulted in a change of Passenger revenues of approximately $26 million. The Company also does not currently anticipate any changes to its estimated breakage rate for 2024.

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

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. As of December 31, 2023, these consisted of its fuel derivative option contracts, which were an asset of $223 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 11 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 12 to the Consolidated Financial Statements for more information about fair value measurements.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. As of December 31, 2023, the Company was a party to over 200 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2023, market "spot" prices for Brent crude oil peaked at a high average daily price of approximately $97 per barrel and hit a low average daily price of approximately $72 per barrel. During 2022, market spot prices ranged from a high average daily price of approximately $128 per barrel to a low average daily price of approximately $76 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, the extent of the COVID-19 pandemic, and general economic conditions, among other items. Historically, the financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of December 31, 2023, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $34 million.

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

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. As of December 31, 2023, the loyalty liabilities were approximately $4.9 billion, including $3.2 billion classified within Air traffic liability and $1.7 billion classified as Air traffic liability – noncurrent.

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

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception, including each time in which the Agreement has been materially amended. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2023, causing a change to the allocation of proceeds to air transportation would not have had a material impact on the Company's Operating revenues for the year ended December 31, 2023.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the breakage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of breakage expected for all loyalty points. The Company updates this model at least annually, and applies the new breakage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the breakage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2023, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated breakage rate would have resulted in a change to Passenger revenue of approximately $235 million (an increase in breakage would have resulted in an increase in revenue and a decrease in breakage would have resulted in a decrease in revenue). Given that Member behavior may fluctuate over time, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has at times had interest rate risk in its interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2023, the Company operated a total of 81 aircraft under operating and finance leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 11 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant, or catastrophic, increases in fuel prices. The Company believes there can be significant risk in not hedging against the possibility of such fuel price increases, especially in energy markets in which prices are high and/or rising. The Company currently expects to consume approximately 2.2 billion gallons of jet fuel in 2024. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $22 million for 2024, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2023, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods through 2026. See Note 11 to the Consolidated Financial Statements for further information. The Company may increase or decrease the volume of fuel hedged based on its expectation of future market prices and its forecasted fuel consumption levels, while considering the significant premium cost that can be associated with different types of hedging strategies. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk as of December 31, 2023, was an asset of $223 million. In addition, $50 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2023. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from prices as of December 31, 2023 would correspondingly change the fair value of the commodity derivative instruments in place by approximately $148 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant as of December 31, 2023, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2023, the Company had eight counterparties for which the derivatives held were an asset and none in a loss position. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of December 31, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 11 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2023, at which such postings are triggered.

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

The Company also at times has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2023, the Company had no outstanding interest rate swap agreements and therefore no cash collateral deposits provided or held.

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

    Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s long-term strategy is to maintain a conservative balance sheet and generate adequate profits and returns on capital, while growing capacity steadily under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has a "BBB+" rating with Fitch, a "BBB" rating with Standard & Poor’s, and a "Baa1" credit rating with Moody’s as of December 31, 2023, all of which are considered "investment grade." See Note 7 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

The Company's senior unsecured notes outstanding as of December 31, 2023 are all fixed-rate obligations. See Note 7 to the Consolidated Financial Statements for further information.

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

During fourth quarter 2023, the Company terminated $150 million notional value of forward-starting interest rate swap agreements. These swap agreements had been classified as cash flow hedges, and all fair market value changes were recorded to AOCI prior to their termination. The effect of this termination is that the value of the swaps originally recorded in AOCI, a gain of $23 million, will be amortized to Interest expense over the life of the debt, which will be within the years 2024-2027. See Note 11 to the Consolidated Financial Statements for further information.

The Company's total debt divided by total assets was 21.9 percent as of December 31, 2023.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $9.3 billion, and short-term investments, which totaled $2.2 billion as of December 31, 2023. See Notes 1 and 12 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, investment grade commercial paper, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2023, would have resulted in an approximate $74 million change in the fair value of the Company’s fixed-rate debt instruments. See Note 12 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s invested cash (excluding cash collateral deposits held, if applicable) and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2023 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have resulted in an approximate $59 million impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable) and short-term investments outstanding as of December 31, 2023, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its Amended Credit Agreement, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its Amended Credit Agreement, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s Amended Credit Agreement contains a financial covenant to maintain a Coverage Ratio (as defined therein) of 1.25 to 1.00, subject to the Company's one-time option to reduce this ratio requirement to 0.80 to 1.00 for two consecutive fiscal quarters. As of December 31, 2023, the Company was in compliance with this covenant and there were no amounts outstanding under the Amended Credit Agreement. However, if conditions change and the Company fails to meet the minimum standards set forth in the Amended Credit Agreement, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 11 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2023.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of December 31, 2023, no holdbacks were in place.

As of December 31, 2023, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,288	$9,492
Short-term investments	2,186	2,800
Accounts and other receivables	1,154	1,040
Inventories of parts and supplies, at cost	807	790
Prepaid expenses and other current assets	520	686
Total current assets	13,955	14,808

Property and equipment, at cost:
Flight equipment	26,060	23,725
Ground property and equipment	7,460	6,855
Deposits on flight equipment purchase contracts	236	376
Assets constructed for others	62	28
	33,818	30,984
Less allowance for depreciation and amortization	14,443	13,642
	19,375	17,342
Goodwill	970	970
Operating lease right-of-use assets	1,223	1,394
Other assets	964	855
	$36,487	$35,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,862	$2,004
Accrued liabilities	3,606	2,043
Current operating lease liabilities	208	225
Air traffic liability	6,551	6,064
Current maturities of long-term debt	29	42
Total current liabilities	12,256	10,378

Long-term debt less current maturities	7,978	8,046
Air traffic liability - noncurrent	1,728	2,186
Deferred income taxes	2,044	1,985
Noncurrent operating lease liabilities	985	1,118
Other noncurrent liabilities	981	969
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 888,111,634 shares issued in 2023 and 2022	888	888
Capital in excess of par value	4,153	4,037
Retained earnings	16,297	16,261
Accumulated other comprehensive income	—	344
Treasury stock, at cost: 291,599,001 and 294,111,813 shares in 2023 and 2022, respectively	(10,823)	(10,843)
Total stockholders' equity	10,515	10,687
	$36,487	$35,369

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2023	2022	2021
OPERATING REVENUES:
Passenger	$23,637	$21,408	$14,066
Freight	175	177	187
Other	2,279	2,229	1,537
Total operating revenues	26,091	23,814	15,790

OPERATING EXPENSES, NET:
Salaries, wages, and benefits	11,152	9,376	7,743
Payroll support and voluntary Employee programs, net	—	—	(2,960)
Fuel and oil	6,217	5,975	3,310
Maintenance materials and repairs	1,188	852	854
Landing fees and airport rentals	1,789	1,508	1,456
Depreciation and amortization	1,522	1,351	1,272
Other operating expenses	3,999	3,735	2,394
Total operating expenses, net	25,867	22,797	14,069

OPERATING INCOME	224	1,017	1,721

OTHER EXPENSES (INCOME):
Interest expense	259	340	467
Capitalized interest	(23)	(39)	(36)
Interest income	(583)	(217)	(13)
Loss on extinguishment of debt	—	193	28
Other (gains) losses, net	(62)	12	(50)
Total other expenses (income)	(409)	289	396

INCOME BEFORE INCOME TAXES	633	728	1,325

PROVISION FOR INCOME TAXES	168	189	348

NET INCOME	$465	$539	$977

NET INCOME PER SHARE, BASIC	$0.78	$0.91	$1.65

NET INCOME PER SHARE, DILUTED	$0.76	$0.87	$1.61

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2023	2022	2021
NET INCOME	$465	539	$977
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($103), ($44), and $142	(337)	(143)	469
Unrealized gain on interest rate derivative instruments, net of deferred taxes of $4, $6, and $2	13	19	7
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of ($5), $24, and $25	(16)	80	84
Other, net of deferred taxes of $4, $—, and ($13)	(4)	—	(47)
OTHER COMPREHENSIVE INCOME (LOSS)	$(344)	$(44)	$513
COMPREHENSIVE INCOME	$121	$495	$1,490

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2023, 2022, and 2021
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2020	$888	$4,191	$14,777	$(105)	$(10,875)	$8,876
Cumulative effect of adopting Accounting Standards Update No. 2016-01, Financial Instruments	—	—	20	(20)	—	—
Issuance of common and treasury stock pursuant to Employee stock plans	—	22	—	—	15	37
Share-based compensation	—	58	—	—	—	58
Stock warrants	—	45	—	—	—	45
Equity feature of partial extinguishment of convertible notes	—	(92)	—	—	—	(92)
Comprehensive income	$—	$—	$977	$513	$—	$1,490
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)	$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt	—	(300)	55	—	—	(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	29	—	—	17	46
Share-based compensation	—	84	—	—	—	84
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	$—	$—	$539	$(44)	$—	$495
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	30	—	—	20	50
Share-based compensation	—	86	—	—	—	86
Cash dividends, $0.18 per share	—	—	(429)	—	—	(429)
Comprehensive income (loss)	$—	$—	$465	$(344)	$—	$121
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465	$539	$977
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,522	1,351	1,272
Impairment of long-lived assets	—	35	12
Unrealized mark-to-market adjustment on available for sale securities	(4)	4	—
Unrealized/realized loss on fuel derivative instruments	—	(2)	(15)
Deferred income taxes	159	228	(21)
Loss on extinguishment of debt	—	193	28
Changes in certain assets and liabilities:
Accounts and other receivables	(89)	422	(701)
Other assets	60	(66)	75
Accounts payable and accrued liabilities	1,386	936	38
Air traffic liability	29	525	591
Other liabilities	(137)	(334)	(103)
Cash collateral received from (provided to) derivative counterparties	(56)	(69)	141
Other, net	(171)	28	28
Net cash provided by operating activities	3,164	3,790	2,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,520)	(3,924)	(505)
Assets constructed for others	(33)	(22)	(6)
Purchases of short-term investments	(6,970)	(5,592)	(5,824)
Proceeds from sales of short-term and other investments	7,591	5,792	5,071
Net cash used in investing activities	(2,932)	(3,746)	(1,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Payroll Support Program loan and warrants	—	—	1,136
Proceeds from Employee stock plans	48	45	51
Payments of long-term debt and finance lease obligations	(85)	(2,437)	(612)
Payments of cash dividends	(428)	—	—
Proceeds of terminated interest rate derivative instruments	23	—	—
Payments for repurchases and conversions of convertible debt	—	(648)	(293)
Other, net	6	8	77
Net cash provided by (used in) financing activities	(436)	(3,032)	359

NET CHANGE IN CASH AND CASH EQUIVALENTS	(204)	(2,988)	1,417

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,492	12,480	11,063

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,288	$9,492	$12,480

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$228	$305	$336
Income taxes	$18	$20	$445

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt	$—	$245	$—
Right-of-use assets acquired under operating leases	$82	$58	$327
Flight equipment acquired against supplier credit memo	$—	$—	$569
Assets constructed for others	$—	$—	$309
Remeasurement of right-of-use asset and lease liability	$—	$—	$343

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
2. Worldwide Pandemic
3. New Accounting Pronouncements and Accounting Changes
4. Net Income Per Share
5. Commitments and Contingencies
6. Revenue
7. Financing Activities
8. Leases
9. Common Stock
10. Stock Plans
11. Financial Derivative Instruments
12. Fair Value Measurements
13. Accumulated Other Comprehensive Income
14. Employee Retirement Plans
15. Income Taxes
16. Supplemental Financial Information
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

In late December 2022, Winter Storm Elliott impacted a significant portion of the United States, leading to wide-scale operational disruptions for the Company. In attempting to recover from this weather event, the Company was challenged in its efforts to realign flight crews, flight schedules, and fleet for a period of days during this peak demand travel period. As a result, the Company canceled a significant number of flights between December 21 and December 29, before ultimately returning to a normal flight schedule on December 30, 2022. These canceled flights resulted in a significant reduction in Passenger revenues during this period and also created a deceleration in bookings, primarily isolated to January and February 2023. In addition, the Company incurred significant costs associated with this event and recorded these expenses during December 2022 and first quarter 2023, totaling approximately $390 million and $55 million, respectively, which are included in the accompanying Consolidated Statement of Income. These estimated items included reimbursements to Customers impacted by the cancellations for costs they incurred, the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers that are expected to be redeemed, and additional premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts. The financial impacts of the event to the Company also included lower fuel and oil and profitsharing expenses.

Based on the Company's wide-scale operational disruption, the Company could be subject to fines and/or penalties resulting from investigations by government agencies as well as litigation from Customers and Shareholders. On October 27, 2023, the Department of Transportation (the "DOT") notified the Company that it had determined the Company failed to provide adequate customer service assistance, prompt flight status notifications, and proper and prompt refunds and that the assessment of a civil penalty was warranted. During fourth quarter 2023, the Company accrued an expense of $107 million associated with a settlement reached with the DOT in December 2023 based on their investigation into the disruption.

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

As of December 31, 2023 and 2022, $50 million and $106 million, respectively, in cash collateral deposits were held by the Company from its fuel hedge counterparties. As of December 31, 2023, the Company had no outstanding interest rate swap agreements and therefore no cash collateral deposits were provided by or held by the Company from interest rate hedge counterparties. Additionally, as of December 31, 2022, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements. Cash collateral amounts provided or held associated with fuel and interest rate derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel and interest rate derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 11 for further information on these collateral deposits and fuel derivative instruments.

Notes to Consolidated Financial Statements

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

Accounts and Other Receivables

Accounts and other receivables are initially recorded at cost and are evaluated for collectability in every period. They primarily consist of the amounts due from the Company's business partners and other suppliers, amounts due from credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s loyalty program, and tax receivables from overpayment or net operating losses that are allowed to be carried back to prior periods to claim refunds against prior taxes paid. See Note 16 for further information. The allowance for doubtful accounts was immaterial as of December 31, 2023 and 2022. In addition, the provision for doubtful accounts and write-offs for 2023, 2022, and 2021 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel and flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial as of December 31, 2023, and 2022. In addition, the Company’s provision for obsolescence and write-offs for 2023, 2022, and 2021 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, and 5 to 30 years for ground property and equipment. As of December 31, 2023, residual values estimated for aircraft range from 13 percent to 20 percent, and generally range from 0 to 10 percent for ground property and equipment. Assets constructed for others consists of airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. See Note 5 for further information. Leasehold improvements are amortized as a component of depreciation expense over the estimated useful life of the asset or the remaining term of the underlying lease, whichever is less. In certain situations, the term of the lease may include periods covered by renewal options, if renewal is reasonably certain.

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. Factors that would indicate potential impairment include, but are not

Notes to Consolidated Financial Statements
limited to, significant decreases in the market value of the long-lived asset group, a significant change in the long-lived asset group’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset group. If an asset group is deemed to be impaired, an impairment loss is recorded for the excess of the asset group's book value in relation to its estimated fair value. During 2022 and 2021, the Company recorded impairment charges of $28 million and $12 million, respectively, associated with the accelerated retirement of 10 and 8 of its Boeing 737-700 ("-700") aircraft. There were no material impairments in 2023 associated with the accelerated retirement of the Company's aircraft. However, the Company identified certain -700 aircraft that were retired early in 2023 or are planned for early retirement in 2024. This change in retirement dates, and the corresponding impact to depreciation expense, is considered a change in estimate and resulted in the following impact to expense in 2023:

Year ended
(in millions, except per share amounts)	December 31, 2023
Depreciation and amortization expense	$28
Net income *	(17)
Net income per basic share	(0.03)
Net income per diluted share	(0.03)
* net of profitsharing benefit and income taxes

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

Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election was made upon adoption, per the provisions of the Accounting Standards Codification ("ASC") 842. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its most recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company combines lease and non-lease components for all asset groups. The Company's lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.

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

Notes to Consolidated Financial Statements
maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place.

Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Goodwill and Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1st, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions also used in the quantitative assessment listed below. These factors are analyzed to determine if events and circumstances could reasonably have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset or reporting unit goodwill is impaired, the quantitative approach is used to assess the asset or reporting unit fair value and the amount of the impairment. Under a quantitative approach, the fair value of the Company's indefinite-lived intangible asset or reporting unit is calculated based on key market participant assumptions. If the indefinite-lived intangible assets' carrying value exceeds the fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value calculated using the quantitative approach, an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit.
The Company’s intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports. Indefinite-lived slots of $296 million are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2023 and 2022.

The Company applied the qualitative approach during its 2023 impairment tests, and no impairment was determined to exist for Goodwill or indefinite-lived intangible assets.

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

Initial breakage estimates for both tickets and flight credits available for future use are routinely adjusted based on the likelihood that the ticket or flight credit will be used or refunded back to the Customer. During 2020 and in parts of 2021, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result

Notes to Consolidated Financial Statements
of the COVID-19 pandemic. For all Customer flight credits created or that would have otherwise expired between March 1 and September 7, 2020, associated with flight cancellations, the Company previously extended the expiration date to September 7, 2022. On July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including flight credits previously extended as a result of the COVID-19 pandemic, will no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606, and the Company accounted for such change prospectively in third quarter 2022. Breakage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about the Customers' future travel behavior. Assumptions about the Customers' future travel behavior can be impacted by several factors including, but not limited to: fare increases; fare sales; changes to the Company's ticketing policies; changes to the Company’s refund, exchange, and unused flight credit policies; seat availability; and economic factors. As a result of the Company's policy change for flight credits in 2022, as well as changes in Customer behavior during 2020 and 2021, the amount of breakage realized on a prospective basis is expected to be lower and more stable than it has been previously. See Note 6 for further information.

Approximately $828 million, approximately $811 million, and approximately $475 million of the Company's Operating revenues in 2023, 2022, and 2021, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $25.0 billion, approximately $23.0 billion, and approximately $15.3 billion in 2023, 2022, and 2021, respectively, were attributable to domestic operations.

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

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2023, 2022, and 2021 was $266 million, $224 million, and $185 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 10 for further information.

Financial Derivative Instruments

Notes to Consolidated Financial Statements

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company utilizes various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, in an attempt to reduce the risk of its exposure to jet fuel price increases. These instruments are accounted for as cash flow hedges upon proper qualification. At times, the Company can have interest rate swap agreements, the primary objective of which is to hedge forecasted debt issuances. These interest rate hedges are appropriately designated as cash flow hedges.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $1 billion and $928 million as of December 31, 2023, and 2022, respectively. Computer software depreciation expense was $246 million, $232 million, and $213 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis, and if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2023, 2022, or 2021.

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

Notes to Consolidated Financial Statements
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

Concentration Risk

Approximately 83 percent of the Company’s Employees are unionized and are covered by collective-bargaining agreements. A portion of the Company's unionized Employees, including its Pilots, Flight Attendants, and Ramp Agents, which had contracts that became amendable on or before December 31, 2023, were in discussions on labor agreements as of December 31, 2023. Those unionized Employee groups in discussions represented approximately 65 percent of the Company’s Employees as of December 31, 2023. On January 22, 2024, the Company's nearly 11,000 Pilots, represented by the Southwest Airlines Pilots' Association ("SWAPA"), voted to ratify a five-year contract extension with the Company. The newly ratified agreement becomes amendable in January 2029.

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

As of December 31, 2023, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. Boeing has in the past experienced, and may continue to experience, delays in fulfilling its commitments with regards to delivery of the Boeing 737-8 ("-8") to the Company as a result of supply chain constraints. Further, the Company's contractual delivery schedule for the Boeing 737-7 ("-7") is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

Boeing no longer manufactures versions of the 737 other than the MAX family of aircraft. If the MAX aircraft were to become unavailable for the Company’s flight operations, the Company’s growth would be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor, and the Company’s operations would be materially adversely affected. In particular, if the Company’s growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs, (ii) secure extensive regulatory approvals, and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.

The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services. Therefore, it would also be materially adversely impacted in the event of the unavailability of engines,

Notes to Consolidated Financial Statements
parts and certain repair services, the inability to find adequate support at commercially reasonable terms, or mechanical or regulatory issues associated with such engines or other parts or services.

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

2. WORLDWIDE PANDEMIC

As a result of the rapid spread of the novel coronavirus, COVID-19, throughout the world, including into the United States, on March 11, 2020, the World Health Organization classified the virus as a pandemic. The speed with which the effects of the COVID-19 pandemic changed the U.S. economic landscape, outlook, and in particular the travel industry, was swift and unexpected. The Company experienced significant disruptions in travel and reduced bookings throughout the remainder of 2020 and for the entirety of 2021 as a result of the pandemic and subsequent variants of COVID-19. Following a significant negative impact to revenues and bookings in January and February 2022, which included increased trip cancellations and staffing challenges associated with the Omicron variant, the Company saw improvements in revenue trends in March 2022 and throughout the remainder of 2022 as COVID-19 cases significantly trended downward and bookings for summer travel accelerated. Although there were no material noticeable impacts to revenues and bookings during 2023 associated with COVID-19, the Company continues to monitor demand for air travel and proactively adjust its published flight schedules and capacity in response to passenger travel patterns.

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

(dollars in millions, shares in thousands)	Grant	Promissory Note	Warrants	Total Payroll Support Proceeds	Warrants (shares) as of December 31, 2023	Warrant Strike Price as of December 31, 2023	Promissory Note Maturity Date

PSP1	$2,337	$976	$40	$3,354	2,753	$35.45/share	April 19, 2030

PSP2	$1,393	$566	$27	$1,987	1,258	$44.99/share	January 15, 2031

PSP3	$1,310	$526	$18	$1,852	924	$56.88/share	April 23, 2031

Total	$5,040	$2,068	$85	$7,193	4,935

Notes to Consolidated Financial Statements
In connection with the receipt of Payroll Support, the Company was subject to certain restrictions, including the elimination of share repurchases and dividends through September 30, 2022 and limits on executive compensation until April 1, 2023.

Under each of the three Payroll Support programs, funds received were used solely to pay qualifying employee salaries, wages, and benefits. As of December 31, 2022, all grant portions of the Payroll Support programs received had been allocated and classified as a contra-expense line item in the Consolidated Statement of Income. Although there is no directly applicable U.S. GAAP guidance related to such government assistance received, the Company analogized its facts and circumstances, and utilized the accounting principles within International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, with respect to the Payroll Support funds received. The Company has an option to prepay the promissory notes at any time without premium or penalty. Warrants will be settled through net share settlement or net cash settlement, at the Company’s option. The Company has also granted Treasury certain demand underwritten offering and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants do not have voting rights and include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions.

3. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On December 14, 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases transparency and decision usefulness of income tax disclosures for investors by requiring information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard is effective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company is evaluating this new standard but does not expect it to have a significant impact on its financial statement presentation or results. See Note 15 for further information on the Company's income taxes.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, but early adoption is permitted. The Company is evaluating this new standard but does not expect it to have a significant impact on its financial statement presentation or results.

On November 17, 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard was effective for all entities under the scope for financial statements issued for annual periods beginning after December 15, 2021, but early adoption was permitted. The Company adopted the standard early as of December 31, 2021. See Note 2 for further information on the Company's treatment of government assistance received.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call

Notes to Consolidated Financial Statements
options (such as warrants) that remain equity classified after modification or exchange. This standard was effective for fiscal years beginning after December 15, 2021, and the standard was adopted and applied prospectively by the Company as of January 1, 2022, but the adoption and application did not have a significant impact on the Company's financial statements and disclosures, including interim periods.

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the twelve months ended December 31, 2023.

On August 5, 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This new standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock, made targeted improvements to the disclosures for convertible instruments and earnings-per-share ("EPS") guidance, and amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. This standard was effective for fiscal years beginning after December 15, 2021, and the Company adopted this standard as of January 1, 2022, utilizing the modified retrospective method. Under the modified approach, the Company applied guidance to all financial instruments that were outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Upon adoption, the Company reclassified the remaining equity component of $300 million, from Additional paid-in capital to Long-term debt associated with its 1.25% Convertible Senior Notes due 2025 (the "Convertible Notes"), and no longer records amortization of the debt discount to Interest expense. The cumulative effect from prior period amortization of the debt discount that has been recorded to Interest expense, offset by reductions to Capital in excess of par value related to the requisition of the equity component through previous repurchases, resulted in a $55 million adjustment to the opening balance of Retained earnings upon adoption. The new standard requires the use of the if-converted method to calculate diluted EPS, which is generally more dilutive, rather than the treasury stock method as was the Company's policy pre-adoption. See Note 4.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. An immaterial number of shares related to the Company's restricted stock units and stock warrants were excluded from the denominator for the fiscal years ended December 31, 2023, 2022, and 2021 because inclusion of such shares would

Notes to Consolidated Financial Statements
be antidilutive.

	Year ended December 31,
	2023	2022	2021
NUMERATOR:
Net income	$465	$539	$977
Add: Interest expense (a)	19	22	—
Net income attributable to common stockholders	$484	$561	$977

DENOMINATOR:
Weighted-average shares outstanding, basic	595	593	592
Dilutive effects of convertible notes (a) (b)	43	47	15
Dilutive effects of stock warrants	—	—	1
Dilutive effect of restricted stock units	2	2	1
Adjusted weighted-average shares outstanding, diluted	640	642	609

NET INCOME PER SHARE:
Basic	$0.78	$0.91	$1.65
Diluted	$0.76	$0.87	$1.61
(a) As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method. The standard requires the Company to apply the if-converted method for purposes of diluted net income per share, which requires the Company to assume that all Convertible Notes were converted and outstanding for the entire period. Using this method, the numerator is affected by adding back interest expense and the denominator is affected by including the effect of potential share settlement, if the effect is more dilutive, regardless of the type of settlement. For the year ended December 31, 2023, all shares issuable on conversion were included in the denominator. See Notes 3 and 7 for further information regarding the Convertible Notes.
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

5. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 7), and lease arrangements (see Note 8). During the year ended December 31, 2023, the Company entered into supplemental agreements with The Boeing Company ("Boeing") relating to its contractual order book for -7 and -8 aircraft. The revised agreement, which extends the order book to 2031, supports the Company's growth and fleet modernization plans, while also providing significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received 86 -8 aircraft deliveries from Boeing in 2023 and retired 39 -700 aircraft. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of certain MAX aircraft to the Company, as a result of both supply chain constraints as well as achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer.

During fourth quarter 2023, the Company exercised eight -7 options for delivery in 2025, accelerated one 2024 -8 firm order into 2023, converted and shifted three 2025 -7 firm orders to three 2024 -8 firm orders, and shifted an additional three 2025 -8 firm orders into 2024. Therefore, as of December 31, 2023, the Company had the following firm orders and options for future periods:

Notes to Consolidated Financial Statements

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2024	27		58		—	85	(c)
2025	59		—		15	74
2026	59		—		26	85
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	307	(a)	188	(b)	199	694
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
(c) The Company currently plans for approximately 79 MAX aircraft deliveries in 2024.

Based on the Company's current agreement with Boeing, capital commitments associated with its firm orders as of December 31, 2023, were: $2.2 billion in 2024, $1.7 billion in 2025, $1.9 billion in 2026, $2.6 billion in 2027, $2.9 billion in 2028, and $5.3 billion thereafter.

Los Angeles International Airport

In April 2023, the Company executed a lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"), for the ground lease and construction of a new concourse. In this agreement, the Company will manage the development, design, financing, and construction of nine new gates, along with additional features, at LAX. Construction of the concourse is estimated to be complete in late 2028 or early 2029 at a cost not to exceed $2.3 billion.

Funding for this project will flow through a credit facility and the outstanding loans are expected to be paid off directly by LAWA to the credit facility at project completion, thus reimbursing the Company on all costs drawn on the credit facility. As of December 31, 2023, the credit facility has yet to be put into place and is expected to be established closer to the beginning of construction, which is anticipated to occur in 2025. The Company is expected to be reimbursed by the credit facility on prior payments made once in place.

Based on this agreement, the Company has determined that it does have control over the assets during this project for accounting purposes. As a result, the costs incurred to fund this project thus far, which totaled $62 million as of December 31, 2023, are included within Assets constructed for others on the accompanying Consolidated Balance Sheet.

William P. Hobby Airport

In March 2022, the Company executed a Memorandum of Agreement ("MOA") with the City of Houston, Texas (the "City") which owns William P. Hobby Airport ("Hobby") that is managed and operated by the City's Houston Airport System. Under the MOA, the Company will manage the development, design, and construction of seven new gates in Hobby's West Concourse.

The project is currently estimated to be completed in 2026 at a cost of at least $470 million. The Company will provide initial funding for the majority of the project, but is expected to be reimbursed for such funding from the City on a monthly basis and therefore the project should not significantly impact the Company’s liquidity. The City

Notes to Consolidated Financial Statements
plans to fund these reimbursements utilizing rates and charges collected from current and future Hobby occupants, including the Company.

Based on the MOA, as well as a terminal lease amendment expected to be finalized prior to the beginning of significant construction, the Company has determined that it does not control the assets during the construction period for accounting purposes, and thus will record the amounts funded for the project as a receivable until reimbursed by the City, and the balance is derecognized. There were no material amounts recorded in the accompanying Consolidated Balance Sheet as of December 31, 2023.

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

As of December 31, 2023, $59 million of principal remained outstanding associated with the Series 2012 bonds. The net present values of the future principal and interest payments associated with the bonds were $65 million and $77 million as of December 31, 2023 and 2022, respectively, and were reflected as part of the Company's operating lease right–of–use assets and lease obligations in the Consolidated Balance Sheet.

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

6. REVENUE

Passenger Revenues

Notes to Consolidated Financial Statements

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2023, 2022, and 2021:

	Year ended December 31,
(in millions)	2023	2022	2021
Passenger non-loyalty	$19,073	$17,645	$11,377
Passenger loyalty - air transportation	3,639	3,028	2,136
Passenger ancillary sold separately	925	735	553
Total passenger revenues	$23,637	$21,408	$14,066

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

Notes to Consolidated Financial Statements
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

As of the years ended December 31, 2023 and 2022, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2023	December 31, 2022
Air traffic liability - passenger travel and ancillary passenger services	$3,363	$3,061
Air traffic liability - loyalty program	4,916	5,189
Total Air traffic liability	$8,279	$8,250

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2023 and 2022 were as follows (in millions):

Notes to Consolidated Financial Statements

	Year ended December 31,
	2023	2022
Air traffic liability - loyalty program - beginning balance	$5,189	$4,789
Amounts deferred associated with points awarded	3,466	3,506
Revenue recognized from points redeemed - Passenger	(3,639)	(3,028)
Revenue recognized from points redeemed - Other	(100)	(78)
Air traffic liability - loyalty program - ending balance	$4,916	$5,189

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2023 and 2022 were as follows (in millions):

Air traffic liability
Balance at December 31, 2022	$8,250
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	23,766
Revenue from amounts included in contract liability opening balances	(5,031)
Revenue from current period sales	(18,706)
Balance at December 31, 2023	$8,279

Air traffic liability
Balance at December 31, 2021	$7,725
Current period sales (passenger travel, ancillary services, flight loyalty, and partner loyalty)	22,012
Revenue from amounts included in contract liability opening balances	(4,976)
Revenue from current period sales	(16,511)
Balance at December 31, 2022	$8,250

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, will no longer expire and will thus remain redeemable by Customers. Prior to this change, flight credits would expire twelve months from the original fare purchase date. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure. This announcement was considered a contract modification under applicable accounting guidance and the Company accounted for such change prospectively in third quarter 2022. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including a portion of the extended flight credits issued during the early portion of the COVID-19 pandemic, that had been set to expire on September 7, 2022. See Note 2 for further information. As the Company continues to believe that a portion of Customer flight credits issued after July 28, 2022, will not be redeemed, it continues to estimate and record breakage associated with such amounts. The amount of breakage realized on a prospective basis, however, is expected to be lower and more stable than it has been during the pandemic as a result of this policy change.

The amount of Customer flight credits represents approximately 8 percent and 9 percent of the total Air traffic liability balance as of December 31, 2023, and December 31, 2022, respectively, compared to approximately 2 percent of the Air traffic liability balance as of December 31, 2019.

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to Members is not currently restricted and they could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability and fares. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately one year of the date the points are issued.

Notes to Consolidated Financial Statements
Despite the Company's policy change with regards to flight credits, it has not experienced significant flight credit redemptions beyond twelve months and it currently does not expect the amount of flight credits that will be redeemed beyond twelve months to be material as of the financial statement date.

All performance obligations related to freight services sold are completed within twelve months or less; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for freight shipments.

Other revenues primarily consist of marketing royalties associated with the Company’s co-brand Chase® Visa credit card program, but also include commissions and advertising associated with Southwest.com®. All amounts classified as Other revenues are paid monthly, coinciding with the Company fulfilling its deliverables; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for such services provided.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2023, 2022, and 2021 the Company recognized $2.1 billion, $2.1 billion, and $1.4 billion, respectively.

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

7. FINANCING ACTIVITIES

(in millions)	December 31, 2023	December 31, 2022
Unsecured
5.25% Notes due 2025	$1,302	$1,302
1.25% Convertible Notes due 2025	1,611	1,611
3.00% Notes due 2026	300	300
7.375% Debentures due 2027	111	114
3.45% Notes due 2027	300	300
5.125% Notes due 2027	1,727	1,727
2.625% Notes due 2030	500	500
1.000% Payroll Support Program Loan due 2030 (See Note 2)	976	976
1.000% Payroll Support Program Loan due 2031 (See Note 2)	566	566
1.000% Payroll Support Program Loan due 2031 (See Note 2)	526	526
Finance leases	104	189
	$8,023	$8,111
Less current maturities	29	42
Less debt discount and issuance costs	16	23
	$7,978	$8,046

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2023. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in November 2023, the bond conversion rate changed, and was 26.7188 as of December 31, 2023. As of December 31, 2023, the if-converted value of the Convertible Notes was less than the principal amount by $368 million, using the Company's closing stock price.

Upon issuance, the Company bifurcated the Convertible Notes for accounting purposes between a liability component and an equity component utilizing applicable guidance. The liability component was determined by estimating the fair value of a hypothetical issuance of an identical offering excluding the conversion feature of the Convertible Notes. The initial carrying amount of the equity component was calculated as the difference between the liability component and the face amount of the Convertible Notes. The Company adopted ASU 2020-06, as of January 1, 2022, utilizing the modified retrospective method approach. See Note 3 for further information. Upon adoption, the Company reclassified the remaining equity component, of $300 million, from Additional paid-in capital to Long-term debt associated with its Convertible Notes, and no longer records amortization of the debt discount to Interest expense. The net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of December 31, 2023 and 2022.

The Company recognized interest expense associated with the Convertible Notes as follows:

(in millions)	December 31, 2023	December 31, 2022
Non-cash amortization of debt issuance costs	$10	$12
Contractual coupon interest	20	22
Total interest expense	$30	$34

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies for the year ended December 31, 2023. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the year ended December 31, 2023.

Notes to Consolidated Financial Statements
The following table presents the impact of the partial extinguishment of the Company's Convertible Notes and early prepayment of debt (excluding payments on finance leases) for the year ended December 31, 2022. No such instances of partial extinguishment or early prepayment of debt occurred for the year ended December 31, 2023. Additionally, there were no Convertible Note conversions exercised or settled during 2022 or 2023.

	Year ended December 31, 2022
(in millions)	Cash paid for debt and interest	Principal repayment	Loss on extinguishment	Non-cash amortization of debt discount and (issuance) costs	Accrued Interest
1.25% Convertible Notes due 2025	$649	$486	$171	$(9)	$1
5.125% Notes due 2027	285	272	7	2	4
4.75% Notes due 2023	1,278	1,250	9	—	19
5.25% Notes due 2025	258	248	6	—	4
Total	$2,470	$2,256	$193	$(7)	$28

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"). In August 2023, this facility was amended to (i) extend the maturity to August 4, 2028, (ii) release all aircraft and other assets constituting collateral securing the loans made under the Amended Credit Agreement, (iii) delete all provisions and terminate all agreements, in each case, relating to the grant of such collateral, (iv) eliminate the role of “Collateral Agent” under the Amended Credit Agreement after giving effect to the amendment, terminations, and releases, (v) eliminate the minimum liquidity covenant, (vi) add a Coverage Ratio financial covenant, (vii) amend the Collateral Coverage Test covenant requiring that a pool of lien-free specified aircraft and related assets have a minimum aggregate appraised value, and add certain covenants with respect to such pool of assets, (viii) amend the pricing and fees, (ix) increase certain materiality thresholds, (x) grant longer grace periods for certain defaults, and (xi) update and amend certain other provisions. For the twelve months ended December 31, 2023 and 2022 there were no amounts outstanding under the Amended Credit Agreement.

Generally, amounts outstanding under the Amended Credit Agreement bear interest at rates based on either the SOFR rate (selected by the Company for designated interest periods) or the “alternate base rate” (being the highest of (1) the Wall Street Journal prime rate, (2) one-month adjusted SOFR (one-month SOFR plus 0.1 percent) plus 1 percent, and (3) the Federal Reserve Bank of New York Rate, plus 0.5 percent). The underlying SOFR rate is subject to a floor of 1 percent per annum and the “alternate base rate” is subject to a floor of 1 percent per annum.

The Amended Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2023, the Company was in compliance with this covenant and all other covenants in the Amended Credit Agreement.

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

Notes to Consolidated Financial Statements
of the debentures plus accrued interest at the date of redemption or the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $110 million as of December 31, 2023.

The Company had no assets pledged as collateral for its borrowings as of December 31, 2023. The net book value of the assets pledged as collateral for the Company's secured borrowings, primarily aircraft, was $2.0 billion as of December 31, 2022. This included aircraft with net book values of approximately $296 million, in which the associated debt had been repaid as of December 31, 2022, but for which the liens were formally removed in 2023.

As of December 31, 2023, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest on finance leases) are as follows:

(in millions)
2024	$29
2025	2,934
2026	315
2027	2,142
2028	11
Thereafter	2,581
Total	$8,012

8. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. As allowed under ASC 842, Leases, the Company has elected a practical expedient to exclude from recognition lease assets and lease liabilities associated with leases that have an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, the Company held aircraft leases with remaining terms extending up to 10 years. The aircraft leases generally can be renewed for three months to three years at rates based on the fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material.

In fourth quarter 2022, the Company signed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft purchase was finalized, the Company relieved its related lease liability and continued to recognize the cost of the aircraft within Property and equipment section in the Consolidated Balance Sheet. The Company completed the purchase of 31 of these aircraft during fourth quarter 2022, and the remaining eight aircraft during first quarter 2023. The Company paid the lessor $365 million and $88 million in fourth quarter 2022 and first quarter 2023, respectively, as part of this transaction, of which $191 million and $50 million were recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows. The remaining $174 million and $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for fourth quarter 2022 and first quarter 2023, respectively.

In second and third quarter 2023, the Company also entered into additional transactions with third parties to purchase four -700 aircraft, all of which were already in the Company's fleet under finance lease terms. The Company paid the lessors $44 million in 2023, of which $3 million was recorded as the elimination of the Company's remaining finance lease obligation for the aircraft, and which was also reflected within Payments of

Notes to Consolidated Financial Statements
long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows. The remaining $41 million was the net purchase price of the aircraft and is included as part of the Company's Capital expenditures for 2023. There was no gain or loss recorded as a result of these transactions. As of December 31, 2023, the Company has 24 finance leased aircraft remaining.

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have remaining lease terms extending up to 37 years. Certain leases can be renewed from one year to 11 years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Because of the variable nature of these rates, these leases are not recorded as a right-of-use asset or a lease liability on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the applicable accounting guidance with lease terms extending up to three years. Certain leases can be renewed from six months to one year.

Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets (net)	$1,223	$1,394
Finance	Property and equipment (net of allowance for depreciation and amortization of $477 million and $634 million)	125	297
Total lease assets		$1,348	$1,691

Liabilities
Current
Operating	Current operating lease liabilities	$208	$225
Finance	Current maturities of long-term debt	29	42
Noncurrent
Operating	Noncurrent operating lease liabilities	985	1,118
Finance	Long-term debt less current maturities	75	147
Total lease liabilities		$1,297	$1,532

The components of lease costs, included in the Consolidated Statement of Income, were as follows:

(in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease cost - aircraft (a)	$186	$188	$204
Operating lease cost - other	89	84	81
Short-term lease cost	2	2	1
Variable lease cost	1,733	1,447	1,406
Amortization of finance lease liabilities	44	106	112
Interest on finance lease liabilities	5	15	19
Total net lease cost	$2,059	$1,842	$1,823
(a) Net of sublease income of $7 million, $17 million, and $41 million for the years ended December 31, 2023, 2022, and 2021.

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

Notes to Consolidated Financial Statements

(in millions)	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$251	$303	$346
Operating cash flows for finance leases	5	16	19
Financing cash flows for finance leases	32	78	83
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	82	58	327

As of December 31, 2023, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2024	$242	$33
2025	201	24
2026	186	16
2027	179	16
2028	168	12
Thereafter	431	13
Total lease payments	$1,407	$114
Less imputed interest	(214)	(10)
Total lease obligations	1,193	104
Less current obligations	(208)	(29)
Long-term lease obligations	$985	$75

The table below presents additional information related to the Company's leases:

Weighted average remaining lease term	December 31, 2023	December 31, 2022
Operating leases	8 years	8 years
Finance leases	5 years	6 years

Weighted average discount rate
Operating leases	4.0%	3.6%
Finance leases	3.9%	3.9%

9. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. As of December 31, 2023, the Company had 75 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 30 million shares had not been granted) through various share-based compensation arrangements. Additionally, as part of the consideration for its receipt of funding under the Payroll Support programs, the Company entered into warrant agreements with Treasury. Warrants will be settled through net share settlement or net cash settlement, at the Company's option. The warrants do not have voting rights and include adjustments for below market issuances, payment of dividends, and other customary anti-dilution provisions. See Notes 2 and 10 to the Consolidated Financial Statements for information regarding the Company's warrant agreements and equity plans, respectively.

10. STOCK PLANS

Notes to Consolidated Financial Statements

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2023, 2022, and 2021, reflects share-based compensation expense of $86 million, $84 million, and $58 million, respectively. The total tax impact recognized in earnings from share-based compensation arrangements for the years ended December 31, 2023, 2022, and 2021, was not material. As of December 31, 2023, there was $60 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years. The Company expects substantially all unvested shares associated with time-based restricted stock unit awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which was approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2023, 2022, and 2021.

The RSUs are scheduled to vest with respect to one-third of the shares covered thereby annually. Other than in connection with death or disability, vesting is subject to the individual’s continued service as an Employee, Board member, or advisor through the vesting date. However, with respect to the RSUs granted in 2021, 2022, and 2023, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” any outstanding unvested RSUs will remain outstanding as if the individual’s service has not terminated and will continue to vest in accordance with the schedule set forth in the notice of the grant. An individual's termination of service will be considered a "qualified retirement" if (a) the individual has completed at least 10 years of continuous service; (b) the individual’s age plus completed years of continuous service equal at least 65 at the time of the individual’s termination of service; and (c) the individual has not been terminated for cause.

With respect to PBRSUs granted in 2021, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's cumulative Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) for the years 2022 and 2023 and ranges from 10 percent of granted PBRSUs to 300 percent of granted PBRSUs, only after a minimum performance level has been achieved. Vesting is also subject generally to the individual's continued employment or service. However, in the event the Company's pre-tax average return on invested capital for 2021 and 2022 exceeds the median (i.e., 50th percentile) average return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. Based on cumulative EBITDA for the years 2022 and 2023, the number of PBRSUs expected to vest for the 2021 grants is equal to approximately 276 percent of the PBRSUs granted.

Under the 2022 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero PBRSUs to 300 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC over the three full fiscal years within the Performance Period (2022, 2023, and 2024), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

Notes to Consolidated Financial Statements
Under the 2023 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero PBRSUs to 200 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC, using an assumed federal tax rate of 24 percent, over the three full fiscal years within the Performance Period (2023, 2024, and 2025), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

With respect to PBRSUs granted in 2021, 2022, and 2023, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” such individual’s PBRSUs will remain outstanding as if the individual’s service has not terminated and will otherwise be settleable in accordance with the notice of grant and applicable terms and conditions; however, the number of shares received upon settlement will be prorated based on the individual’s number of days of service between the date of grant and the end of the performance period.

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

Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2020	1,962		$57.81
Granted	1,463	(a)	46.58
Vested	(790)		59.48
Surrendered	(74)		51.36
Outstanding December 31, 2021	2,561		51.81
Granted	1,041	(b)	44.88
Vested	(559)		51.85
Surrendered	(100)		48.59
Outstanding December 31, 2022	2,943		47.97
Granted	1,750	(c)	35.37
Vested	(650)		48.45
Surrendered	(80)		39.69
Outstanding December 31, 2023	3,963		39.97
(a) Includes 466 thousand PBRSUs
(b) Includes 700 thousand PBRSUs
(c) Includes 1.1 million PBRSUs

In addition, the Company granted approximately 73 thousand shares of unrestricted stock at a weighted average grant price of $30.12 in 2023, approximately 42 thousand shares at a weighted average grant price of $44.23 in

Notes to Consolidated Financial Statements
2022, and approximately 27 thousand shares at a weighted average grant price of $60.39 in 2021, to members of its Board of Directors.

A remaining balance of up to 13 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 17 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

The following table provides information about the Company’s ESPP activity during 2023, 2022, and 2021:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2021	1,083	$47.31	$5.19
December 31, 2022	1,453	$36.10	$4.02
December 31, 2023	1,972	$27.46	$3.05
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

The Company has used financial derivative instruments for both short-term and long-term timeframes, and historically has used a mixture of purchased call options, collar structures (which include both a purchased call option and a sold put option), call spreads (which include a purchased call option and a sold call option), put spreads (which include a purchased put option and a sold put option), and fixed price swap agreements in its portfolio. Although the use of collar structures and swap agreements can reduce the overall cost of hedging, these instruments carry more risk than purchased call options in that the Company could end up in a liability position when the collar structure or swap agreement settles. With the use of purchased call options and call spreads, the Company cannot be in a liability position at settlement, but does not have coverage once market prices fall below the strike price of the purchased call option.

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

As of December 31, 2023, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	December 31, 2023	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2023
2024	1,265	WTI crude oil and Brent crude oil
2025	1,033	Brent crude oil
2026	358	Brent crude oil
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

If a derivative initially does not qualify or ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net, in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices or volumes of fuel purchased, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Certain types of derivative instruments do not qualify for hedge accounting, including those that result in a net sold position (sold gallons exceeding purchased gallons). Increased volatility in certain commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though certain derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes they continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through earnings. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through the Consolidated Statement of Income. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into the Consolidated Statement of Income. The Company did not have any such situations where a derivative ceased to qualify for hedge accounting during 2022 and 2023.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$86	$352	$—	$—
Fuel derivative contracts (gross)	Other assets	137	160	—	—
Interest rate derivative contracts	Other assets	—	14	—	—
Total derivatives designated as hedges		$223	$526	$—	$—

Notes to Consolidated Financial Statements
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its Consolidated Balance Sheet:

	Balance Sheet	December 31,	December 31,
(in millions)	location	2023	2022
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$15	$106
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	35	—
Receivable from third parties for fuel contracts	Accounts and other receivables	12	34

All of the Company's fuel derivative instruments and interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for both its fuel derivative instruments and interest rate swap agreements and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments. As of December 31, 2023, the Company had no outstanding interest rate swap agreements and therefore no cash collateral deposits provided or held.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2023					December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet		Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$86	$(15)	(b)	$71		$352	$(106)	$246
Fuel derivative contracts	Other assets	$137	$(35)		$102	(a)	$160	$—	$160	(a)
Interest rate derivative contracts	Other assets	$—	$—		$—	(a)	$14	$—	$14	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

Notes to Consolidated Financial Statements

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2023					December 31, 2022
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$15	$(15)	(b)	$—		$106	$(106)	$—
Fuel derivative contracts	Other assets	$35	$(35)		$—	(a)	$—	$—	$—	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 16.

The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the years ended December 31, 2023 and 2022:

Location and amount recognized in income on cash flow hedging relationships
	Year ended December 31, 2023		Year ended December 31, 2022
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$(128)	$7	$(832)	$7

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of gain reclassified from AOCI into income	(128)	—	(832)	—
Interest contracts:
Amount of loss reclassified from AOCI into income	—	7	—	7

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) Loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2023	2022
Fuel derivative contracts	$238	$(494)
Interest rate derivatives	(7)	(14)
Total	$231	$(508)

Notes to Consolidated Financial Statements

Derivatives not designated as hedges
	(Gain) Loss recognized in income on derivatives

	Year ended
	December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2023	2022
Fuel derivative contracts	$(17)	$(41)	Other (gains) losses, net

The Company also recorded expense (benefit) associated with premiums paid (received) for fuel derivative contracts that settled/expired during 2023, 2022 and 2021. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact of premiums paid (received) for fuel derivative contracts and their location within the Consolidated Statement of Income during the period the contract settles:

	Premium (benefit) expense recognized in income on derivatives

	Year ended December 31,			Location of premium (benefit) expense recognized in income on derivatives

(in millions)	2023	2022	2021
Fuel derivative contracts designated as hedges	$121	$105	$57	Fuel and oil
Fuel derivative contracts not designated as hedges	$—	$(28)	$43	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized gains from fuel hedges as of December 31, 2023, recorded in AOCI, were approximately $55 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2023.

Interest Rate Swaps

The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of December 31, 2023. The Company did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented. During the periods presented, all of the Company's interest rate swap agreements have qualified for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in the Consolidated Statement of Income.

During fourth quarter 2023, the Company terminated $150 million notional value of forward-starting interest rate swap agreements. These swap agreements had been classified as cash flow hedges, and all fair market value changes were recorded to AOCI prior to their termination. The effect of this termination is that the value of the swaps originally recorded in AOCI, a gain of $23 million, will be amortized to Interest expense over the life of the debt, which will be within the years 2024-2027.

Credit Risk and Collateral

Notes to Consolidated Financial Statements
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of December 31, 2023, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2023, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	Total
Fair value of fuel derivatives	$53	$21	$36	$10	$39	$15	$31	$18	$223
Cash collateral held from CP	50	—	—	—	—	—	—	—	50
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
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

As of December 31, 2023, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company's investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant's distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses, net line, respectively, of the Consolidated Statement of Income.

Notes to Consolidated Financial Statements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023, and December 31, 2022:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,032	$9,032	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	21	—	21	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	1,983	1,983	—	—
Certificates of deposit	203	—	203	—
Fuel derivatives:
Option contracts (b)	223	—	—	223
Equity Securities	280	280	—	—
Total assets	$11,977	$11,295	$459	$223
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,040	$9,040	$—	$—
Commercial paper	179	—	179	—
Certificates of deposit	23	—	23	—
Time deposits	250	—	250	—
Short-term investments:
Treasury bills	2,226	2,226	—	—
Certificates of deposit	124	—	124	—
Time deposits	450	—	450	—
Fuel derivatives:
Option contracts (b)	512	—	—	512
Interest rate derivatives (see Note 11)	$14	$—	$14	$—
Equity Securities	235	235	—	—
Total assets	$13,053	$11,501	$1,040	$512
(a) Cash equivalents are primarily composed of money market investments.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 11.

Notes to Consolidated Financial Statements
The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2023 and 2022:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2022	$512
Total gains (losses) for the period
Included in earnings	17	(a)
Included in other comprehensive income	(312)
Purchases	273	(b)
Settlements	(267)
Balance as of December 31, 2023	$223
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2023	$209
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2021	$696
Total gains for the period
Included in earnings	41	(a)
Included in other comprehensive income	645
Purchases	79	(b)
Settlements	(949)
Balance as of December 31, 2022	$512
The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2022	$122
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Income.
(b) The purchase and sale of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of December 31, 2023:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	2024	20-41%	31%
			2025	26-28%	27%
			2026	26-27%	26%
(a) Implied volatility weighted by the notional amount (barrels of underlying commodity) that will settle in respective period.

Notes to Consolidated Financial Statements
The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of December 31, 2023, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2025	1,302	1,303	Level 2
1.25% Convertible Notes due 2025	1,611	1,640	Level 2
3.00% Notes due 2026	300	285	Level 2
7.375% Debentures due 2027	111	117	Level 2
3.45% Notes due 2027	300	284	Level 2
5.125% Notes due 2027	1,727	1,737	Level 2
2.625% Notes due 2030	500	438	Level 2
1.000% Payroll Support Program Loan due 2030 (a)	976	932	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	566	522	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	526	481	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans.

Notes to Consolidated Financial Statements

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2023 and 2022:

(in millions)	Fuel derivatives	Interest rate derivatives	Defined benefit plan items	Deferred tax impact	Accumulated other comprehensive income
Balance at December 31, 2021	$492	$(57)	$66	$(113)	$388
Changes in fair value	645	18	106	(179)	590
Reclassification to earnings	(832)	7	(2)	193	(634)
Balance at December 31, 2022	$305	$(32)	$170	$(99)	$344
Changes in fair value	(312)	10	(11)	73	(240)
Reclassification to earnings	(128)	7	(10)	27	(104)
Balance at December 31, 2023	$(135)	$(15)	$149	$1	$—

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2023:

Year ended December 31, 2023

(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Income
AOCI components
Unrealized (gain) on fuel derivative instruments	$(128)	Fuel and oil expense
	(29)	Less: Tax expense
	$(99)	Net of tax
Unrealized loss on interest rate derivative instruments	7	Other operating expenses
	1	Less: Tax expense
	$6	Net of tax
Unrealized (gain) on defined benefit plan	$(10)	Other (gains) losses, net
	$(3)	Less: Tax expense
	$(7)	Net of tax
Other	$—	Other
	4	Less: Tax expense
	$(4)	Net of tax

Total reclassifications for the period	$(104)	Net of tax

14. EMPLOYEE RETIREMENT PLANS
Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its Employees. Contributions under all defined contribution plans are primarily based on Employee compensation and performance of the Company. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code of 1986, as

Notes to Consolidated Financial Statements
amended. The Southwest Airlines Co. 401(k) Plan includes Company matching contributions and the Southwest Airlines Pilots Retirement Saving Plan has non-elective Company contributions. In addition, the Southwest Airlines Co. ProfitSharing Plan (the "ProfitSharing Plan") is a defined contribution plan to which the Company may contribute a percentage of its eligible pre-tax profits, as defined, on an annual basis. No Employee contributions to the ProfitSharing Plan are allowed.

Amounts associated with the Company's defined contribution plans expensed in 2023, 2022, and 2021, reflected as a component of Salaries, wages, and benefits, were $941 million, $793 million, and $749 million, respectively.

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

The following table shows the change in the accumulated postretirement benefit obligation ("APBO") for the years ended December 31, 2023 and 2022:

(in millions)	2023	2022
APBO at beginning of period	$241	$330
Service cost	14	19
Interest cost	12	9
Benefits paid	(9)	(11)
Actuarial (gain) loss	11	(106)
APBO at end of period	$269	$241

During 2023, the Company recorded an $11 million actuarial loss as an increase to the APBO with an offset to AOCI. This 2023 actuarial loss is reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial loss was a decrease in the discount rate used.

All plans are unfunded, and benefits are paid as they become due. Estimated future benefit payments expected to be paid are $15 million in 2024, $18 million in 2025, $19 million in 2026, $20 million in 2027, $21 million in 2028, and $127 million for the next five years thereafter.

The following table reconciles the funded status of the plans to the accrued postretirement benefit cost recognized in Other noncurrent liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2023 and 2022.

(in millions)	2023	2022
Funded status	$(269)	$(241)
Unrecognized net actuarial gain	(151)	(173)
Unrecognized prior service cost	2	3
Accumulated other comprehensive income	149	170
Consolidated Balance Sheet liability	$(269)	$(241)

Notes to Consolidated Financial Statements

The consolidated periodic postretirement benefit cost for the years ended December 31, 2023, 2022, and 2021, included the following:

(in millions)	2023	2022	2021
Service cost	$14	$19	$25
Interest cost	12	9	10
Amortization of net gain	(10)	(2)	—
Net periodic postretirement benefit cost	$16	$26	$35

Service cost is recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income. Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s postretirement benefit plans at December 31, 2023, 2022, and 2021:

	2023	2022	2021
Weighted-average discount rate	5.20%	5.60%	2.90%
Assumed healthcare cost trend rate (a)	6.25%	6.50%	6.25%

(a)The assumed healthcare cost trend rate is expected to be 6.25% for 2024, then decline gradually to 4.75% by 2030 and remain level thereafter.
The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated postretirement obligations to a yield curve created using high quality bonds that closely match those expected future cash flows. This rate decreased during 2023 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s healthcare benefits paid and expectations of how those trends may or may not change in future years.

Notes to Consolidated Financial Statements
15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

(in millions)	2023	2022
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,595	$3,279
Prepaid insurance	258	238
Operating lease right-of-use assets	276	311
Other	91	154
Total deferred tax liabilities	4,220	3,982
DEFERRED TAX ASSETS:
Accrued employee benefits	757	424
Loyalty program and flight credit liability	599	659
Operating lease liabilities	279	313
Net operating losses and tax credits (a)	309	310
Other	232	291
Total deferred tax assets	2,176	1,997
Net deferred tax liability	$2,044	$1,985
(a) As of December 31, 2023 and 2022, the Company had approximately $36 million and $43 million, respectively, of state net operating loss carryforwards (tax effected) to reduce future state taxable income. These state net operating loss carryforwards will expire in years 2025 through 2041 if unused. As of December 31, 2023 and 2022, the Company had $268 million and $275 million, respectively, of federal net operating loss carryforwards (tax effected) that may be carried forward indefinitely.

The provision (benefit) for income taxes is composed of the following:

(in millions)	2023	2022	2021
CURRENT:
Federal	$(10)	$(36)	$337
State	19	(3)	33
Change in federal statutory rate	—	—	(2)
Total current	9	(39)	368
DEFERRED:
Federal	140	208	(43)
State	19	20	23
Total deferred	159	228	(20)
Income tax provision (benefit)	$168	$189	$348

Notes to Consolidated Financial Statements
The effective tax rate on Income (loss) before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2023	2022	2021
Tax at statutory U.S. tax rates	$133	$153	$278
State income taxes, net of federal benefit	30	12	45
Change in federal statutory tax rate	—	—	(2)
Convertible debt repurchases	—	31	21
DOT settlement	22	—	—
Federal tax credits	(19)	(13)	(2)
Other, net	2	6	8
Total income tax provision (benefit)	$168	$189	$348

The only periods subject to examination for the Company’s federal tax return are tax years 2020-2023. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

16. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2023	December 31, 2022
Trade receivables	$104	$117
Credit card receivables	200	85
Business partners and other suppliers	501	478
Taxes receivable	35	133
Fuel hedging and receivables	12	34
Other	302	193
Accounts and other receivables	$1,154	$1,040

(in millions)	December 31, 2023	December 31, 2022
Derivative contracts	$102	$174
Intangible assets, net	296	296
Equity Securities	280	235
Prepaid Maintenance	258	119
Other	28	31
Other assets	$964	$855

(in millions)	December 31, 2023	December 31, 2022
Accounts payable trade	$265	$277
Salaries, withholdings and payroll taxes	400	456
Ticket taxes and fees	302	242
Aircraft maintenance payable	140	65
Fuel payable	161	188
Dividends payable	107	107
Customer reimbursements and refunds (a)	8	311
Accrued third party services	269	196
Other payable	210	162
Accounts payable	$1,862	$2,004

Notes to Consolidated Financial Statements

(in millions)	December 31, 2023	December 31, 2022
Voluntary Separation Program (c)	65	72
Profitsharing and savings plans	141	167
Vacation pay	516	484
Health	163	261
Workers compensation	133	164
Property and income taxes	63	37
Interest	34	45
Bonus and incentive pay (b)	2,022	563
Other	469	250
Accrued liabilities	$3,606	$2,043

(in millions)	December 31, 2023	December 31, 2022
Voluntary Separation Program (c)	61	147
Postretirement obligation	269	241
Other deferred compensation	358	331
Other	293	250
Other noncurrent liabilities	$981	$969

(a) As of December 31, 2022, included customer reimbursement expenses due to the Company's December 2022 operational disruption and refund submissions that had yet to be processed. As of December 31, 2023, amounts primarily consist of normal current activity.
(b) Primarily consists of anticipated contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay. Included in Salaries, wages and benefits expense for the year ended December 31, 2023, are incremental expenses of $180 million for changes in estimate related to the contract ratification bonus for the Company’s Flight Attendants, and $354 million related to the contract ratification bonus for the Company's Pilots. The cumulative $534 million is included in the balance as of December 31, 2023. The Company began accruing for these open labor contracts on April 1, 2022. The incremental $180 million expense related to the contract ratification bonuses for Flight Attendants extends the timeframe covered by the ratification bonus to the date the contract became amendable on November 1, 2018. The incremental $354 million expense related to the contract ratification bonuses for Pilots is primarily to increase pay rates for all periods to the date the contract became amendable, which was September 1, 2020. These bonuses for both Flight Attendants and Pilots serve to compensate for missed wage increases over these time periods.
(c) The purpose of Voluntary Separation Program and Extended ETO was to maintain a reduced workforce to operate at reduced capacity relative to the Company's operations prior to the COVID-19 pandemic. In accordance with the accounting guidance in Accounting Standards Codification Topic 712 (Compensation — Nonretirement Postemployment Benefits), the Company accrued charges related to the special termination benefits described above upon Employees accepting Voluntary Separation Program or Extended ETO offers. The Company accrued expenses totaling $1.4 billion for its Voluntary Separation Program and Extended ETO program in 2020, which are being reduced as program benefits are paid. For both the Voluntary Separation Program and Extended ETO programs combined, approximately $93 million and $109 million of the liability balances were relieved during 2023 and 2022, respectively, through payments to Employees. During 2021, the Company determined that it was no longer probable that the remaining portion of the Employees on Extended ETO would remain on such leave for their entire elected term. Therefore, a portion of the accruals previously recorded were reversed, resulting in a net $140 million credit to expense during 2021, and the entire liability was fully relieved at March 31, 2022. Both the initial charge and the partial reversal were classified within Payroll support and voluntary Employee programs, net, in the accompanying Consolidated Statement of Income, and are in addition to the allocation of the PSP2 Payroll Support Program and PSP3 Payroll Support Program funds utilized to fund salaries, wages, and benefits, which totaled $2.7 billion for the year ended December 31, 2021.

For further information on fuel derivative and interest rate derivative contracts, see Note 11.

Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical

Notes to Consolidated Financial Statements
audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 6, 2024

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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
February 6, 2024

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

On February 2, 2024, the Company's Board of Directors approved the Company's Fourth Amended and Restated Bylaws ("Amended and Restated Bylaws"), effective as of such date. Among other matters, the Amended and Restated Bylaws are amended to permit Shareholders, at any meeting of Shareholders called expressly for that purpose, to remove directors with or without cause by vote of the holders of a majority of the shares then entitled to vote for the election of directors. The foregoing summary of the amendments to the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Form 10-K and is incorporated herein by reference.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,962,911	(1)	$—	(2)	29,725,197	(3)
Equity Compensation Plans not Approved by Security Holders	—		$—		—
Total	3,962,911		$—	(2)	29,725,197

(1)Restricted share units settleable in shares of the Company’s common stock.
(2)Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.
(3) Of these shares, (i) 16,454,511 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 13,270,686 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 956,310 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The Company's independent registered public accounting firm is Ernst & Young LLP, Dallas, TX, Auditor Firm ID: 42.

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.2	Fourth Amended and Restated Bylaws of the Company, effective February 2, 2024.

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

10.11
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.13(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.12
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

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

10.16
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

10.17
Fifth Amendment to Revolving Credit Facility Agreement dated as of August 3, 2016, as amended by the First Amendment dated as of March 30, 2020, the Second Amendment dated as of November 23, 2020, the Third Amendment dated as of July 28, 2021, and the Fourth Amendment dated as of July 19, 2022, among Southwest Airlines Co., the banks party thereto, JPMorgan Chase Bank, N.A., as Paying Agent, Wells Fargo Bank, N.A., as Documentation Agent, and JPMorgan Chase Bank N.A. and Citibank, N.A., as Co-Administrative Agents, dated as of August 4, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 1-7259)).

10.18
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company; Supplemental Agreement No. 1; Supplemental Agreement No. 2; Supplemental Agreement No. 3; Supplemental Agreement No. 4; Supplemental Agreement No. 5; Supplemental Agreement No. 6; Supplemental Agreement No. 7; Supplemental Letter Agreement No. 6-1162-KLK-0059R3; Supplemental Agreement No. 8; Supplemental Agreement No. 9; Supplemental Agreement No. 10; and Supplemental Letter Agreement No. 03729-LA-1808800 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 11 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-MISC-2001512 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CJM-039 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Agreement No. 12 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CAF-0390R2 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 13 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 14 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 15 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 16 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 17 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 18 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 19 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-7259)). (1)

10.18(a)	Supplemental Agreement No. 20 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.18(b)	Supplemental Agreement No. 21 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.19	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.20
Southwest Airlines Co. Deferred Compensation Plan for Senior Leadership and Non-Employee Members of the Southwest Airlines Co. Board of Directors (as amended and restated, effective as of January 1, 2018) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 1-7259)). (2)

10.21
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.22
Payroll Support Program Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

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

10.33	Form of Career Investment Cash Award and Terms and Conditions. (2)

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

97.1	Southwest Airlines Co. Clawback Policy, effective as of November 16, 2023.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

February 6, 2024	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 6, 2024, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ ROBERT E. JORDAN	President & Chief Executive Officer & Director (Principal Executive Officer)
Robert E. Jordan

/s/ TAMMY ROMO	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ GARY C. KELLY	Executive Chairman of the Board
Gary C. Kelly

/s/ RON RICKS	Vice Chairman of the Board
Ron Ricks

/s/ DAVID W. BIEGLER	Director
David W. Biegler

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ ROY BLUNT	Director
Roy Blunt

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ EDUARDO F. CONRADO	Director
Eduardo F. Conrado

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ THOMAS W. GILLIGAN	Director
Thomas W. Gilligan

/s/ DAVID P. HESS	Director
David P. Hess

/s/ ELAINE MENDOZA	Director
Elaine Mendoza

/s/ JOHN T. MONTFORD	Director
John T. Montford

/s/ CHRISTOPHER P. REYNOLDS	Director
Christopher P. Reynolds

/s/ JILL SOLTAU	Director
Jill Soltau