Form 10-Q
period 2024-03-31
SOUTHWEST AIRLINES CO
filed 2024-04-26
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on April 25, 2024: 598,456,459

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023
Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2024 and 2023
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2024 and 2023
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and 2023
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,367	$9,288
Short-term investments	2,145	2,186
Accounts and other receivables	1,354	1,154
Inventories of parts and supplies, at cost	812	807
Prepaid expenses and other current assets	603	520
Total current assets	13,281	13,955

Property and equipment, at cost:
Flight equipment	26,131	26,060
Ground property and equipment	7,500	7,460
Deposits on flight equipment purchase contracts	395	236
Assets constructed for others	71	62
	34,097	33,818
Less allowance for depreciation and amortization	14,536	14,443
	19,561	19,375
Goodwill	970	970
Operating lease right-of-use assets	1,182	1,223
Other assets	1,024	964
	$36,018	$36,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,949	$1,862
Accrued liabilities	2,400	3,606
Current operating lease liabilities	206	208
Air traffic liability	7,642	6,551
Current maturities of long-term debt	28	29
Total current liabilities	12,225	12,256

Long-term debt less current maturities	7,974	7,978
Air traffic liability - noncurrent	1,752	1,728
Deferred income taxes	1,981	2,044
Noncurrent operating lease liabilities	953	985
Other noncurrent liabilities	937	981
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,138	4,153
Retained earnings	15,959	16,297
Accumulated other comprehensive income	19	—
Treasury stock, at cost	(10,808)	(10,823)
Total stockholders' equity	10,196	10,515
	$36,018	$36,487

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Loss
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
OPERATING REVENUES:
Passenger	$5,712	$5,105
Freight	42	41
Other	575	560
Total operating revenues	6,329	5,706

OPERATING EXPENSES:
Salaries, wages, and benefits	2,940	2,478
Fuel and oil	1,531	1,547
Maintenance materials and repairs	361	240
Landing fees and airport rentals	464	408
Depreciation and amortization	408	365
Other operating expenses	1,018	952
Total operating expenses	6,722	5,990

OPERATING LOSS	(393)	(284)

OTHER EXPENSES (INCOME):
Interest expense	65	66
Capitalized interest	(7)	(6)
Interest income	(141)	(125)
Other gains, net	(12)	(14)
Total other income	(95)	(79)

LOSS BEFORE INCOME TAXES	(298)	(205)
BENEFIT FOR INCOME TAXES	(67)	(46)

NET LOSS	$(231)	$(159)

NET LOSS PER SHARE, BASIC	$(0.39)	$(0.27)

NET LOSS PER SHARE, DILUTED	$(0.39)	$(0.27)

COMPREHENSIVE LOSS	$(212)	$(306)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	597	594
Diluted	597	594
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515
Issuance of common and treasury stock pursuant to Employee stock plans	—	(25)	—	—	15	(10)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(231)	19	—	(212)
Balance at March 31, 2024	$888	$4,138	$15,959	$19	$(10,808)	$10,196

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	1	—	—	7	8
Share-based compensation	—	20	—	—	—	20
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive loss	—	—	(159)	(147)	—	(306)
Balance at March 31, 2023	$888	$4,058	$15,995	$197	$(10,836)	$10,302
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231)	$(159)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	408	365
Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Unrealized/realized loss on fuel derivative instruments	1	—
Deferred income taxes	(68)	(52)
Changes in certain assets and liabilities:
Accounts and other receivables	(308)	(232)
Other assets	(14)	50
Accounts payable and accrued liabilities	(897)	(72)
Air traffic liability	1,115	947
Other liabilities	(71)	(47)
Cash collateral received from (provided to) derivative counterparties	—	(30)
Other, net	(39)	(60)
Net cash provided by (used in) operating activities	(104)	706

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(583)	(1,046)
Assets constructed for others	(9)	(6)
Purchases of short-term investments	(1,678)	(2,204)
Proceeds from sales of short-term and other investments	1,720	1,679
Other, net	(35)	—
Net cash used in investing activities	(585)	(1,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	15	9
Payments of long-term debt and finance lease obligations	(8)	(59)
Payments of cash dividends	(215)	(214)
Other, net	(24)	2
Net cash used in financing activities	(232)	(262)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(921)	(1,133)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,288	9,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,367	$8,359

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$18	$19
Income taxes	$3	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired under operating leases	$16	$47
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Loss
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

In late December 2022, the Company experienced a wide-scale operational disruption as extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. These events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased first quarter 2023 expenses by approximately $55 million, which are included in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2023. These first quarter 2023 expenses included reimbursements to Customers impacted by the cancellations for costs they incurred in excess of the amounts accrued as of December 31, 2022, adjustments to the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers as a result of changes in the estimates of the points expected to be redeemed, and additional premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts.

Based on the Company's wide-scale operational disruption, the Company has been subject to inquiries and investigations by governmental agencies (including with respect to a December 2023 settlement with the Department of Transportation) and could be subject to fines and/or penalties resulting from those inquiries and investigations, as well as litigation from Customers and Shareholders.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2024 and 2023 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have performed better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's hedging program. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2024. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

2.    NEW ACCOUNTING PRONOUNCEMENTS

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

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel typically represents one of the largest operating expenses for airlines. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through its fuel hedging program.

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

As of March 31, 2024, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	March 31, 2024	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2024
Remainder of 2024	949	West Texas Intermediate ("WTI") crude oil, Brent crude oil, and Heating oil
2025	1,033	Brent crude oil
2026	718	Brent crude oil
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

When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel derivative instrument portfolio, any subsequent changes in fair value of those positions are marked to market through the unaudited Condensed Consolidated Statement of Comprehensive Loss. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through the unaudited Condensed Consolidated Statement of Comprehensive Loss. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into the unaudited Condensed Consolidated Statement of Comprehensive Loss. The Company did not have any such situations where a derivative ceased to qualify for hedge accounting during 2023, or during the three months ended March 31, 2024.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	3/31/2024	12/31/2023	3/31/2024	12/31/2023
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$113	$86	$—	$—
Fuel derivative contracts (gross)	Other assets	148	137	—	—
Total derivatives designated as hedges		$261	$223	$—	$—

Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$19	$—	$23	$—
Total derivatives		$280	$223	$23	$—
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2024	2023
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$18	$15
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	32	35
Receivable from third parties for fuel contracts	Accounts and other receivables	8	12

All of the Company's derivative instruments are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for its derivative instruments and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If its fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2024				December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$132	$(41)	$91		$86	$(15)	$71
Fuel derivative contracts	Other assets	$148	$(32)	$116	(a)	$137	$(35)	$102	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2024				December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$41	$(41)	$—		$15	$(15)	$—
Fuel derivative contracts	Other assets	$32	$(32)	$—	(a)	$35	$(35)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2024 and 2023:

Location and amount recognized in income on cash flow and fair value hedging relationships
	Three months ended March 31, 2024		Three months ended March 31, 2023
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$22	$2	$(28)	$2

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	22	—	(28)	—
Other:
Amount of loss reclassified from AOCI into income	—	2	—	2

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2024	2023
Fuel derivative contracts	$(1)	$125
Other	—	2
Total	$(1)	$127

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	March 31,
(in millions)	2024	2023
Fuel derivative contracts	$1	$—	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2024 and 2023. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) and losses, net. The following table presents the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Loss during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	March 31,
(in millions)	2024	2023
Fuel derivative contracts designated as hedges	$39	$30	Fuel and oil

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized losses from fuel hedges as of March 31, 2024, recorded in AOCI, were approximately $34 million in unrealized losses, net of taxes, which are expected to be realized in the unaudited Condensed Consolidated Statement of Comprehensive Loss during the twelve months subsequent to March 31, 2024.

Interest Rate Swaps
The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of March 31, 2024, or as of December 31, 2023. The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented. During the three months ended March 31, 2023, all of the Company's interest rate swap agreements qualified for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in the unaudited Condensed Consolidated Statement of Comprehensive Loss. All interest rate swap agreements were terminated prior to December 31, 2023.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of March 31, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of March 31, 2024, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	Total
Fair value of fuel derivatives	$55	$29	$32	$17	$53	$23	$32	$16	$257
Cash collateral held from CP	50	—	—	—	—	—	—	—	50
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
(a) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(b) Thresholds may vary based on changes in credit ratings within investment grade.
(c) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE LOSS

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net loss and Comprehensive loss for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
(in millions)	2024	2023
NET LOSS	$(231)	$(159)
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $6 and ($44)	17	(147)
Other, net of deferred taxes of $— and $—	2	—
Total other comprehensive income (loss)	$19	$(147)
COMPREHENSIVE LOSS	$(212)	$(306)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2024:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(135)	$149	$(15)	$1	$—
Changes in fair value	1	—	—	—	1
Reclassification to earnings	22	—	2	(6)	18
Balance at March 31, 2024	$(112)	$149	$(13)	$(5)	$19

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2024:

Three months ended March 31, 2024
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Loss
AOCI components
Unrealized loss on fuel derivative instruments	$22	Fuel and oil expense
	6	Less: Tax expense
	$16	Net of tax
Other	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$18	Net of tax

5.    REVENUE

Passenger Revenues

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in millions)	2024	2023
Passenger non-loyalty	$4,680	$4,082
Passenger loyalty - air transportation	799	825
Passenger ancillary sold separately	233	198
Total passenger revenues	$5,712	$5,105

As of March 31, 2024, and December 31, 2023, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2024	December 31, 2023
Air traffic liability - passenger travel and ancillary passenger services	$4,407	$3,363
Air traffic liability - loyalty program	4,987	4,916
Total Air traffic liability	$9,394	$8,279

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
(in millions)	2024	2023
Air traffic liability - loyalty program - beginning balance	$4,916	$5,189
Amounts deferred associated with points awarded	893	846
Revenue recognized from points redeemed - Passenger	(799)	(825)
Revenue recognized from points redeemed - Other	(23)	(20)
Air traffic liability - loyalty program - ending balance	$4,987	$5,190

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2024 and 2023 were as follows:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Air traffic liability - beginning balance	$8,279	$8,250
Current period sales (a)	6,850	6,072
Revenue from amounts included in contract liability opening balances	(2,557)	(2,568)
Revenue from current period sales	(3,178)	(2,557)
Air traffic liability - ending balance	$9,394	$9,197
(a)Current period sales includes passenger travel, ancillary services, flight loyalty, and partner loyalty

Under the Company's policy, flight credits never expire. However, as the Company believes that a portion of Customer flight credits issued will not be redeemed, it estimates and records breakage associated with such amounts. The amount of Customer flight credits represents approximately 6 percent and 8 percent of the total Air traffic liability balance as of March 31, 2024, and December 31, 2023, respectively.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, its co-branded credit card agreement with Chase Bank USA, N.A, within Other operating revenues. For the three months ended March 31, 2024 and 2023, the Company recognized $542 million and $521 million, respectively.

6.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share amounts). Basic net loss per share is calculated by dividing net loss by the weighted average of shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three months ended March 31,
	2024	2023
NUMERATOR:
Net loss attributable to common stockholders	$(231)	$(159)

DENOMINATOR:
Weighted-average shares outstanding, basic and diluted	597	594

NET LOSS PER SHARE:
Basic	$(0.39)	$(0.27)
Diluted	$(0.39)	$(0.27)

Antidilutive amounts excluded from calculations:
Convertible debt	43	42
Restricted stock units	3	3
Stock warrants	2	1

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of March 31, 2024, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

The Company’s derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments currently consist solely of option contracts, whereas interest rate derivatives have historically consisted solely of swap agreements. See Note 3 for further information on the Company’s derivative instruments and hedging activities. The Company’s Treasury Department, which reports to the Chief Financial Officer, determines the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is a similar model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. Volatility information is obtained from external sources but is analyzed by the Company for reasonableness and compared to similar information received from other external sources. The fair value of option contracts considers both the intrinsic value and any remaining time value associated with those derivatives that have not yet settled. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compares its option valuations to third party valuations. If any significant differences were to be noted, they would be researched in order to determine the reason. However, historically, no significant differences have been noted. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other gains, net line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Loss.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$8,119	$8,119	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	13	—	13	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	1,934	1,934	—	—
Certificates of deposit	211	—	211	—
Fuel derivatives:
Option contracts (b)	280	—	—	280
Equity Securities	286	286	—	—
Total assets	$11,078	$10,339	$459	$280
Liabilities
Fuel derivatives:
Option contracts (b)	$(23)	$—	$—	$(23)
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,032	$9,032	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	21	—	21	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	1,983	1,983	—	—
Certificates of deposit	203	—	203	—
Fuel derivatives:
Option contracts (b)	223	—	—	223
Equity Securities	280	280	—	—
Total assets	$11,977	$11,295	$459	$223
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2024, or the year ended December 31, 2023. The following table presents the

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2023	$223
Total gains (losses) for the period
Included in other comprehensive loss	1
Purchases	51	(b)
Settlements	(18)
Balance as of March 31, 2024	$257
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2024	$1	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2024	$4
(a) Included in Other gains, net, within the unaudited Condensed Consolidated Statement of Comprehensive Loss.
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of March 31, 2024:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Second quarter 2024	14-33%	24%
			Third quarter 2024	21-31%	25%
			Fourth quarter 2024	22-30%	25%
			2025	21-23%	22%
			2026	21-22%	21%
(a) Implied volatility weighted by the notional amount (barrels of underlying commodity) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of March 31, 2024, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2025	1,302	1,298	Level 2
1.25% Convertible Notes due 2025	1,611	1,630	Level 2
3.00% Notes due 2026	300	283	Level 2
7.375% Debentures due 2027	110	114	Level 2
3.45% Notes due 2027	300	283	Level 2
5.125% Notes due 2027	1,727	1,725	Level 2
2.625% due 2030	500	435	Level 2
1.000% Payroll Support Program Loan due 2030 (a)	976	953	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	566	532	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	526	489	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans.

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2024	December 31, 2023
Trade receivables	$58	$104
Credit card receivables	280	200
Business partners and other suppliers	612	501
Taxes receivable	13	35
Fuel hedging and receivables	8	12
Reinsurance receivable	251	145
Other	132	157
Accounts and other receivables	$1,354	$1,154

(in millions)	March 31, 2024	December 31, 2023
Derivative contracts	$116	$102
Intangible assets, net	295	296
Equity securities	286	280
Prepaid maintenance	264	258
Other	63	28
Other assets	$1,024	$964

(in millions)	March 31, 2024	December 31, 2023
Accounts payable trade	$281	$265
Salaries, withholdings and payroll taxes	446	400
Ticket taxes and fees	443	302
Aircraft maintenance payable	151	140
Fuel payable	144	161
Dividends payable	—	107
Accrued third party services	229	269
Other payable	255	218
Accounts payable	$1,949	$1,862

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	March 31, 2024	December 31, 2023
Voluntary Separation Program	$64	$65
Profitsharing and savings plans	41	141
Vacation pay	541	516
Health	174	163
Workers compensation	137	133
Property and income taxes	56	63
Interest	73	34
Bonus and incentive pay (a)	736	2,022
Reinsurance payable	300	190
Other	278	279
Accrued liabilities	$2,400	$3,606

(in millions)	March 31, 2024	December 31, 2023
Voluntary Separation Program	$40	$61
Postretirement obligation	273	269
Other deferred compensation	358	358
Other	266	293
Other noncurrent liabilities	$937	$981
(a) Primarily consists of anticipated contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay. Approximately $1.35 billion was paid in first quarter 2024 to Pilots as a ratification bonus upon the ratification of the labor contract agreement with the Southwest Airlines Pilots Association ("SWAPA").

For further information on derivative instruments, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft, which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received five -8 aircraft deliveries from Boeing in first quarter 2024 and retired three 737-700 ("-700") aircraft.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of manufacturing challenges, as well as delays in achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer. As a result of Boeing's delivery delays, the Company has conservatively re-planned its capacity and delivery expectations for the remainder of this year and next.

The Company entered into a Supplemental Agreement with Boeing to formalize the conversion of 19 2025 -7 firm orders into -8 firm orders as of March 31, 2024. Therefore, as of March 31, 2024, the Company had the following firm orders and options for future periods:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2024	27		58		—	85	(c)
2025	40		19		15	74
2026	59		—		26	85
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	288	(a)	207	(b)	199	694
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
(c) Includes five -8 deliveries received year-to-date through March 31, 2024. Given the Company's continued discussions with Boeing and expected aircraft delivery delays, the Company is currently planning for approximately 20 -8 aircraft deliveries in 2024.

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of March 31, 2024, were: $1.9 billion remaining in 2024, $1.7 billion in 2025, $1.8 billion in 2026, $2.6 billion in 2027, $2.9 billion in 2028, $2.5 billion in 2029, and $2.8 billion thereafter.

Contingencies

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On March 22, 2024, the parties in the Company's case submitted a proposed case schedule through trial. The Court subsequently set a trial date of July 21, 2025. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

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

documents. The Convertible Notes did not meet the criteria to be converted as of the date of the financial statements, and thus are classified as Long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2024. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in January 2024, the bond conversion rate changed, and was 26.8605 as of March 31, 2024. The Company repurchased $689 million in principal of its Convertible Notes during the years ended December 31, 2021 and 2022, and the net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of March 31, 2024, and December 31, 2023. There were no Convertible Note conversions exercised or settled or partial extinguishments of debt during the three months ended March 31, 2024 and 2023.

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended March 31,
(in millions)	2024	2023
Non-cash amortization of debt issuance costs	$3	$3
Contractual coupon interest	5	5
Total interest expense	$8	$8

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies with regards to the Convertible Notes during the three months ended March 31, 2024. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three months ended March 31, 2024.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the three months ended March 31, 2024 and 2023, there were no amounts outstanding under the Amended Credit Agreement.

On December 5, 2022, the Company signed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft was purchased, the Company relieved its related lease liability but continued to recognize the cost of the aircraft within Property and equipment in the unaudited Condensed Consolidated Balance Sheet. As of March 31, 2023, the Company had completed the purchase of all 39 aircraft, including the 31 aircraft purchased in 2022. The Company paid the lessor $88 million as part of this transaction for the remaining eight aircraft in first quarter 2023, of which $50 million was recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. The remaining $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for the three months ended March 31, 2023. As of March 31, 2024, the Company has 24 finance leased aircraft remaining. There was no gain or loss recorded as a result of these transactions.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2024 and 2023 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2024	2023	Change
Revenue passengers carried (000s)	32,872	30,231	8.7%
Enplaned passengers (000s)	40,897	37,666	8.6%
Revenue passenger miles (RPMs) (in millions)(a)	33,087	29,547	12.0%
Available seat miles (ASMs) (in millions)(b)	42,248	38,062	11.0%
Load factor(c)	78.3%	77.6%	0.7	pts.
Average length of passenger haul (miles)	1,007	977	3.1%
Average aircraft stage length (miles)	753	715	5.3%
Trips flown	349,979	334,121	4.7%
Seats flown (000s)(d)	55,694	52,719	5.6%
Seats per trip(e)	159.1	157.8	0.8%
Average passenger fare	$173.76	$168.88	2.9%
Passenger revenue yield per RPM (cents)(f)	17.26	17.28	(0.1)%
Operating revenues per ASM (cents)(g)	14.98	14.99	(0.1)%
Passenger revenue per ASM (cents)(h)	13.52	13.41	0.8%
Operating expenses per ASM (cents)(i)	15.91	15.74	1.1%
Operating expenses per ASM, excluding fuel (cents)	12.28	11.67	5.2%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	12.28	11.67	5.2%
Fuel costs per gallon, including fuel tax	$2.92	$3.19	(8.5)%
Fuel costs per gallon, including fuel tax (economic)	$2.92	$3.19	(8.5)%
Fuel consumed, in gallons (millions)	524	483	8.5%
Active fulltime equivalent Employees	74,695	69,868	6.9%
Aircraft at end of period	819	793	3.3%
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

Financial Overview

The Company recorded first quarter 2024 operating revenues of $6.3 billion, a first quarter record, due to strong demand and continued capacity growth combined with record first quarter ancillary revenue, passengers carried, and new Rapid Rewards Members. The Company nevertheless reported a first quarter 2024 net loss of $231 million, primarily because of higher salaries, wages, and benefits expense and maintenance materials and repairs expense.

In late December 2022, the Company experienced a wide-scale operational disruption as extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For first quarter 2023, these events also created a deceleration in bookings, largely isolated to January and February 2023, as well as additional expenses primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations. The financial impact of this disruption on first quarter 2023 results was approximately $380 million on a pre-tax basis. Other than a fourth quarter 2023 charge associated with a Department of Transportation settlement of $107 million, there were no material impacts to operating revenues or expenses as a result of this disruption beyond first quarter 2023.

The Company recorded first quarter results for 2024 and 2023 on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended March 31,
(in millions, except per share amounts)
GAAP	2024	2023	Change
Operating loss	$(393)	$(284)	38.4%
Net loss	$(231)	$(159)	45.3%
Net loss per share, diluted	$(0.39)	$(0.27)	44.4%

Non-GAAP
Operating loss	$(377)	$(284)	32.7%
Net loss	$(218)	$(163)	33.7%
Net loss per share, diluted	$(0.36)	$(0.27)	33.3%

The Company's net loss for the three months ended March 31, 2024, on a GAAP and non-GAAP basis, increased compared to the same prior year period primarily due to higher salaries, wages, and benefits expense and maintenance materials and repairs expense, partially offset by the prior year financial impact of the previously mentioned Winter Storm Elliot and the Company's December 2022 operational disruption.

2024 Outlook

The following tables present current selected financial guidance for second quarter and full year 2024:

2Q 2024 Estimation
RASM (a), year-over-year	Down 1.5% to 3.5%
ASMs (b), year-over-year	Up 8% to 9%
Economic fuel costs per gallon (c)(d)	$2.70 to $2.80
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$0.04
ASMs per gallon (fuel efficiency)	80 to 81
CASM-X (e), year-over-year (c)(f)	Up 6.5% to 7.5%
Scheduled debt repayments (millions)	~$7
Interest expense (millions)	~$62

2024 Estimation
ASMs (b), year-over-year	Up ~4%
Economic fuel costs per gallon (c)(d)	$2.70 to $2.80
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$0.04
CASM-X (e), year-over-year (c)(f)	Up 7% to 8%
Scheduled debt repayments (millions)	~$29
Interest expense (millions)	~$252
Aircraft (g)	802
Effective tax rate	24% to 25%
Capital spending (billions)	~$2.5
(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity"). The Company's flight schedule is published for sale through March 5, 2025. The Company expects third quarter 2024 capacity to increase in the low-single digits and fourth quarter 2024 capacity to decrease in the low- to mid-single digits, resulting in capacity growth in the range of flat to down low-single digits in second half 2024, all on a year-over-year percentage basis.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of April 18, 2024, second quarter and full year 2024 economic fuel costs per gallon are both estimated to be in the range of $2.70 to $2.80. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) Aircraft on property, end of period. The Company now plans for approximately 20 Boeing 737-8 ("-8") aircraft deliveries and 35 aircraft retirements in 2024, comprised of 31 Boeing 737-700s ("-700") and four Boeing 737-800s ("-800"). This is compared with its previous plan for approximately 46 -8 deliveries and 49 aircraft retirements. The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience manufacturing challenges, so the Company offers no assurances that current estimations and timelines will be met.

Based on current booking trends, the Company continues to expect an all-time quarterly record for operating revenue in second quarter 2024. Second quarter 2024 RASM is expected to decrease in the range of 1.5 percent to 3.5 percent, on capacity growth of 8 percent to 9 percent, both year-over-year. The comparison includes just over one point of year-over-year headwind from the combined impact of Easter and 4th of July timing. Once again, the Company currently expects nominal second quarter 2024 sequential RASM trends to exceed normal seasonal trends. This anticipated sequential improvement includes expected benefits from revenue initiatives—most notably a full quarter of network optimization. The Company's initiatives, which include the estimated benefit of network changes, are expected to contribute between $1.0 billion and $1.5 billion in 2024 year-over-year pre-tax profits, compared with its initial plan of roughly $1.5 billion.

Significant challenges presented by Boeing aircraft delivery delays, and the related reduction in second half 2024 capacity, negatively impacted the Company's previous expectation for double-digit percentage year-over-year operating revenue growth for full year 2024. As such, the Company now expects full year 2024 year-over-year percentage operating revenue growth approaching high-single digits when adjusted for current trends and planned reductions for post-summer schedules.

The Company continues to expect inflationary cost pressures throughout the year, driving second quarter 2024 CASM-X to an expected increase in the range of 6.5 percent to 7.5 percent, year-over-year. The Company expects full year 2024 CASM-X to increase in the range of 7 percent to 8 percent, based on a reduction of roughly 2 points of lower than expected capacity, on a year-over-year basis.

Company Overview

The recent news from Boeing regarding further aircraft delivery delays presents significant challenges for both 2024 and 2025. The Company is reacting and replanning quickly to mitigate the operational and financial impacts while maintaining dependable and reliable flight schedules for its Customers. To improve its financial performance, the Company has intensified its network optimization efforts to address underperforming markets, including making the difficult decision to cease operations at Bellingham International Airport, Cozumel International Airport, Houston's George Bush Intercontinental Airport, and Syracuse Hancock International Airport on August 4, 2024, and significantly restructure other markets, most notably by implementing capacity reductions in both Hartsfield-Jackson Atlanta International Airport and Chicago O'Hare International Airport. Additionally, the Company is evaluating options to enhance its Customer Experience as it studies product preferences and expectations, including onboard seating and its cabin. The Company is also simultaneously implementing cost control initiatives, including limiting hiring and offering voluntary time off programs, and now expects to end 2024 with approximately 2,000 fewer Employees as compared with the end of 2023.

On April 24, 2024, the Company's nearly 20,000 Flight Attendants, represented by the Transport Workers of America Union Local 556 ("TWU 556"), voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in May 2028.

On March 21, 2024, the Company's nearly 18,000 Ramp, Operations, Provisioning, and Cargo Agents, represented by the Transport Workers Union Local 555 ("TWU 555"), voted to ratify a five-year contract extension with the Company. The newly ratified agreement becomes amendable in March 2029.

On January 22, 2024, the Company's nearly 11,000 Pilots, represented by Southwest Airlines Pilots Association ("SWAPA"), voted to ratify a five-year contract extension with the Company. The newly ratified agreement becomes amendable in January 2029.

On February 28, 2024, the Company announced the launch of Southwest Airlines Renewable Ventures, LLC ("SARV"), a wholly owned subsidiary of the Company dedicated to creating more opportunities to obtain scalable sustainable aviation fuel ("SAF"), a critical component in the success of the Company's goal to replace 10 percent of its total jet fuel consumption with SAF by 2030. The Company also announced a $30 million investment in LanzaJet, Inc., a SAF technology provider and producer, as part of the SARV investment portfolio. Furthermore, on

March 28, 2024, the Company announced the acquisition of SAFFiRE Renewables, LLC ("SAFFiRE"), also as part of the SARV investment portfolio. SAFFiRE is part of a project supported by the U.S. Department of Energy to develop and produce scalable renewable ethanol that can be upgraded into SAF. These investments are key to the Company's approach towards sustainability and goal of achieving net zero carbon emissions by 2050.

During first quarter 2024, the Company announced new Customer Experience enhancements and plans, including a redesigned cabin and new seats. The redesigned aircraft cabin interior is expected to debut in early 2025 and is intended to enhance the Company's inflight Customer Experience. These updates join other enhancements the Company has begun implementing, such as enhanced WiFi, onboard power ports and larger overhead bins, and new functionality on the Company's digital platforms and airport kiosks, such as same-day standby, digital bag tracking, and online baggage check-in.

The Company ended first quarter 2024 with 819 Boeing 737 aircraft, including 228 -8 aircraft. During first quarter 2024, the Company retired three -700 aircraft and took delivery of five -8 aircraft. In 2023, the Company updated its order book with Boeing to help modernize the Company's fleet with less carbon-intensive aircraft and enable the Company's long-term growth plans. In April 2024, the Company entered into a Supplemental Agreement with Boeing in response to the continued -7 certification delay to (i) formalize the conversion of 19 2025 -7 firm orders into -8 firm orders as of March 31, 2024, and (ii) shift one 2025 -8 option into 2026 as of April 2024. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company is currently planning for approximately 20 -8 aircraft deliveries in 2024, which differs from its contractual order book due to Boeing's continued manufacturing challenges and the current status of the -7 certification. The Company plans to retire approximately 35 aircraft, comprised of 31 -700s and four -800s, ending 2024 with roughly 802 aircraft in its fleet. The Company's aircraft delivery and retirement expectations for 2024 and beyond are fluid and subject to Boeing's production capability.

The Company has published its flight schedule through March 5, 2025. The Company continues to focus on its goals of operational excellence and reliability, regaining efficiencies, increasing productivity, and returning margins back to historical levels.

As part of its commitment to corporate sustainability, the Company expects to publish its 2023 One Report and Diversity, Equity, and Inclusion ("DEI") Report on May 8, 2024. These reports describe the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling, and dive deeper into the Company's DEI goals and initiatives and highlight the Company's DEI plans for the future. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures address matters that are currently not material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report, the DEI Report, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.
Material Changes in Results of Operations

Comparison of three months ended March 31, 2024 and March 31, 2023

Operating Revenues

Total operating revenues for first quarter 2024 increased by $623 million, or 10.9 percent, year-over-year, to achieve a first quarter Company record of $6.3 billion. Passenger revenues for first quarter 2024 increased by $607 million, or 11.9 percent, year-over-year. Other revenues for first quarter 2024 increased by $15 million, or 2.7 percent, year-over-year. These revenue increases were primarily due to an 11.0 percent increase in capacity and a 2.9 percent higher average fare, aided by record first quarter ancillary revenue and passengers carried. The Company's Rapid Rewards® loyalty program continues to be a point of strength, with record first quarter new Member additions and a first quarter record level of Member engagement, as measured by record first quarter spend on the Company's co-branded Chase® Visa credit card. First quarter 2024 managed business revenues (defined as travel booked through the Company's managed business tools) strengthened sequentially, finishing roughly flat when compared with first quarter 2019 levels, and up approximately 25 percent, year-over-year, partially as a result of the first quarter 2023 deceleration in bookings following the operational disruption. First quarter 2024 RASM was 14.98 cents, essentially flat with first quarter 2023.

Operating Expenses

Operating expenses for first quarter 2024 increased by $732 million, or 12.2 percent, compared with first quarter 2023, while capacity increased 11.0 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense and Maintenance materials and repairs expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2024 and 2023, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased and caused the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2024		2023
Salaries, wages, and benefits	6.96	¢	6.51	¢	0.45	¢	6.9%
Fuel and oil	3.63		4.07		(0.44)		(10.8)
Maintenance materials and repairs	0.85		0.63		0.22		34.9
Landing fees and airport rentals	1.10		1.07		0.03		2.8
Depreciation and amortization	0.96		0.96		—		—
Other operating expenses	2.41		2.50		(0.09)		(3.6)
Total	15.91	¢	15.74	¢	0.17	¢	1.1%

Operating expenses per ASM for first quarter 2024 increased by 1.1 percent, compared with first quarter 2023, primarily due to increases in Salaries, wages, and benefits expense and Maintenance, materials and repairs expense, partially offset by a decrease in the Company's fuel cost per gallon. Operating expenses per ASM for first quarter 2024, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 5.0 percent, compared with first quarter 2023, primarily due to higher 2024 overall labor cost increases, as well as pressure from maintenance expenses. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for first quarter 2024 increased by $462 million, or 18.6 percent, compared with first quarter 2023. On a per ASM basis, first quarter 2024 Salaries, wages, and benefits expense increased 6.9 percent, compared with first quarter 2023. On a dollar and per ASM basis, the increase was primarily due to step/pay rate increases and related benefits for certain workgroups (including the recently ratified labor contract with the Company's Pilots effective January 1, 2024), including market wage rate accruals for open collective bargaining agreements through first quarter 2024. See Note Regarding Use of Non-GAAP Financial Measures and the

Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP measures.

Fuel and oil expense for first quarter 2024 decreased by $16 million, or 1.0 percent, compared with first quarter 2023. On a per ASM basis, first quarter 2024 Fuel and oil expense decreased 10.8 percent. On a dollar basis, the decrease was primarily attributable to a decrease in fuel prices, partially offset by an increase in fuel gallons consumed. The Company's first quarter 2024 average economic jet fuel price of $2.92 per gallon is net of approximately $18 million in cash settlements from hedging activities. On a per ASM basis, the majority of the change was also due to lower average economic jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended March 31,
	2024	2023
Economic fuel costs per gallon	$2.92	$3.19
Fuel hedging premium expense (in millions)	$39	$30
Fuel hedging cash settlement gain (in millions)	$18	$58
Fuel hedging premium expense per gallon	$0.08	$0.06
Fuel hedging cash settlement gain per gallon	$0.04	$0.12

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's first quarter 2024 available seat miles per gallon ("fuel efficiency") increased 2.5 percent, year-over-year, due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide protection against spikes in energy prices. The Company's current fuel derivative contracts contain a combination of instruments based on West Texas Intermediate and Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of April 18, 2024.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	2Q 2024	2024
$70	$2.45 - $2.55	$2.50 - $2.60
$80	$2.65 - $2.75	$2.70 - $2.80
Current Market (a)	$2.70 - $2.80	$2.70 - $2.80
$90	$2.80 - $2.90	$2.85 - $2.95
$100	$3.00 - $3.10	$3.05 - $3.15
$110	$3.10 - $3.20	$3.15 - $3.25

Fair market value of fuel derivative contracts settling in period	$27 million	$109 million
Estimated premium costs	$39 million	$158 million
(a) Brent crude oil average market prices as of April 18, 2024, were $87 and $84 per barrel for second quarter and full year 2024, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of April 18, 2024, second quarter and full year 2024 economic fuel costs per gallon are both estimated to be in the range of $2.70 to $2.80. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2024	58%
2025	47%
2026	26%
(a) Based on the Company's current available seat mile plans. The Company is currently 55 percent hedged in second quarter 2024 and 58 percent hedged for second half 2024.
(b) The Company's maximum fuel hedged percentage is calculated using the maximum number of gallons that are covered by derivative contracts divided by the Company's estimate of total fuel gallons to be consumed for each respective period. The Company's maximum number of gallons that are covered by derivative contracts may be at different strike prices and at strike prices materially higher than the current market prices. The volume of gallons covered by derivative contracts that are ultimately exercised in any given period may vary significantly from the volumes used to calculate the Company's maximum fuel hedged percentages, as market prices and the Company's fuel consumption fluctuate.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Loss in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of March 31, 2024, and the expected future periods in which these items are expected to settle and/or be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Loss (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2024	Amount of gains (losses) deferred in AOCI at March 31, 2024 (net of tax)
Remainder of 2024	$91	$(20)
2025	80	(52)
2026	86	(13)
Total	$257	$(85)

Maintenance materials and repairs expense for first quarter 2024 increased by $121 million, or 50.4 percent, compared with first quarter 2023. On a per ASM basis, Maintenance materials and repairs expense increased 34.9 percent, compared with first quarter 2023. On a dollar and per ASM basis, approximately 65 percent of the increase was due to an increase in expense associated with the Company's -800 engines, as the -800 aircraft emerge from their maintenance “honeymoon” period, during which the engines have required significantly lower levels of maintenance while in the early phases of their useful lives. The remainder of the increase is primarily due to airframe repairs and various other engine repairs for the -700 fleet.

Landing fees and airport rentals expense for first quarter 2024 increased by $56 million, or 13.7 percent, compared with first quarter 2023. On a per ASM basis, Landing fees and airport rentals expense increased 2.8 percent, compared with first quarter 2023. On a dollar and per ASM basis, the increase was primarily due to an increase in airport rental expense throughout the network driven by higher rates charged by airports.

Depreciation and amortization expense for first quarter 2024 increased by $43 million, or 11.8 percent, compared with first quarter 2023. On a per ASM basis, Depreciation and amortization expense remained flat, compared with first quarter 2023. On a dollar basis, approximately 50 percent of the increase was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2024. The remainder of the year-over-year increase was primarily due to the acquisition of 61 -8 aircraft since first quarter 2023, net of 35 -700 retirements.

Other operating expenses for first quarter 2024 increased by $66 million, or 6.9 percent, compared with first quarter 2023. Included within this line item was aircraft rentals expense in the amounts of $51 million and $50 million for the three-month periods ended March 31, 2024 and 2023, respectively. On a per ASM basis, Other operating expenses decreased 3.6 percent, compared with first quarter 2023. The dollar increase in Other operating expenses was partially offset by a decrease in costs associated with the Company's December 2022 operational disruption, the majority of which were accrued in 2022, but some of which were adjusted in first quarter 2023, which was also the primary driver of the year-over-year decline on a per-ASM basis. Excluding the impact of these first quarter 2023 expenses associated with the disruption, (i) approximately 30 percent of the year-over-year increase, on a dollar basis, was due to higher advertising expense, (ii) approximately 20 percent was due to higher revenue related expenses (including credit card processing charges), (iii) approximately 15 percent was due to higher personnel expenses, primarily associated with increased capacity and inflationary pressure, and (iv) approximately 15 percent was due to higher professional fees, driven by an increase in technology projects.

Other expenses (income)

Interest income for first quarter 2024 increased by $16 million, or 12.8 percent, compared with first quarter 2023, primarily due to higher interest rates earned on the Company's cash and short-term investments.

The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in millions)	2024	2023
Mark-to-market impact from fuel contracts settling in future periods	$1	$—
Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Mark-to-market impact on deferred compensation plan investments	(14)	(10)
Other	1	—
	$(12)	$(14)

Income Taxes

The Company's effective tax rate was 22.5 percent in first quarter 2024, compared with 22.0 percent in first quarter 2023. The year-over-year increase in the tax rate was primarily due to an increase in nondeductible expenses related to higher per diem rates and employee fringe benefits. The Company currently estimates its annual 2024 effective tax rate to be in the range of 24 percent to 25 percent.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2024	2023	Change
Fuel and oil expense, unhedged	$1,510	$1,575
Add: Premium cost of fuel contracts designated as hedges	39	30
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(18)	(58)
Fuel and oil expense, as reported (and economic)	$1,531	$1,547	(1.0)

Total operating expenses, net, as reported	$6,722	$5,990
Deduct: Labor contract adjustment (a)	(9)	—
Deduct: Litigation accrual	(7)	—
Total operating expenses, excluding special items	$6,706	$5,990	12.0
Deduct: Fuel and oil expense, as reported (and economic)	(1,531)	(1,547)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$5,175	$4,443	16.5

Operating loss, as reported	$(393)	$(284)
Add: Labor contract adjustment (a)	9	—
Add: Litigation accrual	7	—
Operating loss, excluding special items	$(377)	$(284)	32.7

Other gains, net, as reported	$(12)	$(14)
Deduct: Mark-to-market impact from fuel contracts settling in future periods (b)	(1)	—
Add: Unrealized mark-to-market adjustment on available for sale securities	—	4
Other gains, net, excluding special items	$(13)	$(10)	30.0%

Loss before income taxes, as reported	$(298)	$(205)
Add: Labor contract adjustment (a)	9	—
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	1	—
Add: Litigation accrual	7	—
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Loss before income taxes, excluding special items	$(281)	$(209)	34.4

Benefit for income taxes, as reported	$(67)	$(46)
Add: Net loss tax impact of fuel and special items (c)	4	—
Benefit for income taxes, net, excluding special items	$(63)	$(46)	37.0

Net loss, as reported	$(231)	$(159)
Add: Labor contract adjustment (a)	9	—
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	1	—
Add: Litigation accrual	7	—
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Deduct: Net loss tax impact of special items (c)	(4)	—
Net loss, excluding special items	$(218)	$(163)	33.7

	Three months ended March 31,				Percent
	2024		2023		Change
Net loss per share, diluted, as reported	$(0.39)		$(0.27)
Add: Impact of special items	0.04		—
Deduct: Net loss tax impact of special items (c)	(0.01)		—
Net loss per share, diluted, excluding special items	$(0.36)		$(0.27)		33.3

Operating expenses per ASM (cents)	15.91	¢	15.74	¢
Deduct: Impact of special items	(0.03)		—
Deduct: Fuel and oil expense divided by ASMs	(3.63)		(4.07)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profitsharing (cents)	12.25	¢	11.67	¢	5.0
(a) Represents changes in estimate related to the contract ratification bonus for the Company’s Ramp, Operations, Provisioning, & Cargo Agents as part of the tentative agreement ratified in March 2024 with TWU 555. The Company began accruing for all of its open labor contracts on April 1, 2022.
(b) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(c) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended
	March 31, 2024
Operating income, as reported	$115
TWU 555 contract adjustment	9
TWU 556 contract adjustment	180
SWAPA contract adjustment	354
Net impact from fuel contracts	17
DOT settlement	107
Litigation settlements	19
Operating income, non-GAAP	$801
Net adjustment for aircraft leases (a)	128
Adjusted operating income, non-GAAP (A)	$929

Non-GAAP tax rate (B)	23.5%	(d)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$711

Debt, including finance leases (b)	$8,016
Equity (b)	10,571
Net present value of aircraft operating leases (b)	990
Average invested capital	$19,577
Equity adjustment for hedge accounting (c)	(99)
Adjusted average invested capital (D)	$19,478

Non-GAAP ROIC, pre-tax (A/D)	4.8%

Non-GAAP ROIC, after tax (C/D)	3.7%
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
(d) The GAAP twelve month rolling tax rate as of March 31, 2024, was 27.1 percent, and the Non-GAAP twelve month rolling tax rate was 23.5 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating loss, non-GAAP; Other gains, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 3 to the unaudited Condensed Consolidated Financial Statements.

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
1.Accruals associated with labor contract negotiations with TWU 555, which represents the Company’s Ramp, Operations, Provisioning, & Cargo Agents. These amounts accrued in 2024 relate to additional compensation for services performed by Employees outside of this fiscal year;
2.Charges associated with tentative litigation settlements regarding certain California state meal-and-rest-break regulations for flight attendants and an arbitration award in favor of the Company's Pilots relating to a collective-bargaining matter;
3.Unrealized mark-to-market adjustment associated with certain available for sale securities;
4.Incremental expense associated with the recently ratified Pilot and Flight Attendant contracts. The change in estimate recognized in 2023 relates to additional compensation for services performed by Employees outside of the applicable fiscal period; and
5.A charge associated with a settlement reached with the Department of Transportation as a result of the Company's December 2022 operational disruption.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating loss, non-GAAP; Other gains, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

The Company has also provided its calculation of return on invested capital, which is a measure of financial performance used by management to evaluate its investment returns on capital. Return on invested capital is not a substitute for financial results as reported in accordance with GAAP and should not be utilized in place of such GAAP results. Although return on invested capital is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net loss, non-GAAP and Operating loss, non-GAAP. The comparable GAAP measures include charges or benefits that are deemed "special items" that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since "special items" cannot be reliably predicted or estimated. The Company believes non-GAAP return on invested capital is a meaningful measure because it quantifies the Company's effectiveness in generating returns relative to the capital it has invested in its business. Although return on invested capital is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation in order to allow investors to compare and contrast its calculation to the calculations provided by other companies.

Liquidity and Capital Resources

Net cash used in operating activities was $104 million for the three months ended March 31, 2024, compared with $706 million provided by operating activities in the same prior year period. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the three months ended March 31, 2024, were largely impacted by the Company's net income (as adjusted for noncash items), a $1.35 billion outflow due to contract ratification bonuses paid to the Company's Pilots as a result of ratifying a new labor contract in January 2024, a $105 million payout of the Company's ProfitSharing Plan contribution for 2023, and a $51 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows, partially offset by a $1.1 billion increase in Air traffic liability driven by higher ticket sales related to an increase in capacity. The operating cash flows for the three months ended March 31, 2023, were largely impacted by the Company's net income (as adjusted for noncash items), a $947 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, partially offset by a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the December 2022 operational disruption, a $127 million decrease due to the funding of the Company's ProfitSharing Plan contribution for 2022, and a $106 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, pay dividends, and provide working capital.

Net cash used in investing activities totaled $585 million during the three months ended March 31, 2024, compared with $1.6 billion used in investing activities in the same prior year period. Investing activities in both years included

Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2024, Capital expenditures were $583 million, compared with $1.0 billion in the same prior year period. Capital expenditures decreased, year-over-year, largely due to fewer aircraft deliveries during the three months ended March 31, 2024, compared to the same prior year period.

The Company now estimates its 2024 capital spending to be roughly $2.5 billion, which includes approximately $1.0 billion in aircraft capital spending, assuming approximately 20 -8 aircraft deliveries in 2024 and continued progress delivery payments for the Company's contractual 2025 firm orders.

Net cash used in financing activities was $232 million during the three months ended March 31, 2024, compared with $262 million used in financing activities for the same prior year period. The Company paid $215 million in cash dividends to Shareholders and repaid $8 million in finance lease obligations during the three months ended March 31, 2024. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt. The Company's 2024 total scheduled debt repayments are expected to be $29 million. During the three months ended March 31, 2023, the Company paid $214 million in cash dividends to Shareholders and repaid $59 million in debt and finance lease obligations.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the three months ended March 31, 2024 and 2023 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Although not the case at March 31, 2024 due to the Company's significant financing activities throughout the early stages of the pandemic, the Company has historically carried a working capital deficit, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $10.5 billion as of March 31, 2024, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of approximately $17.2 billion, including $14.4 billion in aircraft value and $2.8 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

For the years 2024 through 2031, the Company has firm orders with Boeing for 495 aircraft, and options for an additional 199 aircraft. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of March 31, 2024:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	19	384	350	34
737-800	175	9	207	190	17
737 -8	175	2	228	199	29
Totals		11	819	739	80

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial guidance for second quarter and full year 2024 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance and expectations;
•the Company’s estimated fuel costs, hedging gains, and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans and expectations for the repayment of debt, its effective tax rate, and its capital spending;
•the Company’s fleet plans, including with respect to fleet modernization, fleet utilization, flexibility, and expected fleet deliveries and retirements, and underlying expectations and dependencies;
•the Company’s expectations regarding passenger demand, revenue trends, and bookings;
•the Company’s focus areas, goals, opportunities, and initiatives;
•the Company’s fleet and network-related plans and goals including, without limitation, with respect to better optimizing its network, adjustments and closures with respect to certain airports, operational goals, driving out inefficiencies, increasing productivity, and improving reliability;
•the Company’s labor plans and expectations, including with respect to hiring plans and headcount reductions;
•the Company’s short-term and long-term financial and operational goals;
•the Company’s plans and expectations with respect to the Customer Experience;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), consumer perception, economic conditions, banking conditions, socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
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
•the impact of fears or actual acts of terrorism or war, political instability, cyber-attacks, and other factors beyond the Company’s control on the Company’s plans, financial results, operations, and ability to adequately insure against risks; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible price and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. As of March 31, 2024, the estimated fair value of outstanding contracts was a net asset of $257 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2024, the Company had eight counterparties for which the derivatives held were an asset and none in a loss position. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of March 31, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and/or letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of March 31, 2024, at which such postings are triggered.

As of March 31, 2024, $50 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of March 31, 2024, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2024.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2024, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. On

March 22, 2024, the parties in the Company's case submitted a proposed case schedule through trial. The Court subsequently set a trial date of July 21, 2025. The Company denies all allegations of wrongdoing, believes the plaintiff’s positions are without merit, and intends to vigorously defend itself in all respects.

On June 22, 2020, a derivative action for breach of fiduciary duty was filed in the United States District Court for the Northern District of Texas naming the members of the Company's Board of Directors (the "Board") as defendants and the Company as a nominal defendant (the "Derivative Action"). The plaintiff alleges unspecified damage to Company’s reputation, goodwill, and standing in the community, as well as damage from exposure to civil and regulatory liability and defense costs. According to the lawsuit, these damages arise from the Company’s alleged failure to comply with safety and record maintenance regulations and false statements in public filings regarding the Company’s safety practices. The plaintiff alleges the Board, in the absence of good faith, exhibited reckless disregard for its duties of oversight. On October 7, 2020, the Court entered an order staying and administratively closing the Derivative Action, pending the District Court's final resolution of the Company's motion to dismiss in a parallel securities class action under Section 10(b) of the Exchange Act that was filed on February 19, 2020, or upon the occurrence of certain other conditions. While the parallel securities class action was dismissed with prejudice on October 5, 2023, the plaintiff in the Derivative Action has taken no steps to lift the stay in the case, which remains stayed. The Board and Company deny all allegations of wrongdoing made in the Derivative Action.

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the "Sherman Complaint"), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. The case remains stayed, and there has been no effort either to lift the stay or to further pursue the asserted claims following the dismissal of the Sherman Complaint. The Company denies all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Two complaints alleging violations of federal securities laws and seeking certification as a class action have been filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment have continued to contest the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. The motion to dismiss remains pending for decision. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Since about January 24, 2023, the Company’s senior officers and the Board have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On November 14, 2023, a third shareholder derivative suit was filed in the 134th Judicial District of Dallas County, Texas, by some of the same counsel involved in the June 13, 2023, suit against the same defendants in that suit and making allegations of the same operative facts and claims. The Company and the Board intend to address the derivative and books and records demands and the shareholder derivative suits in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors ("Special Litigation Committee") has been appointed to conduct an inquiry regarding the allegations in the derivative suits and derivative demand letters. In that regard, on December 15, 2023, the plaintiffs in the two state court derivative cases filed an unopposed motion to consolidate the two state derivative cases, to appoint lead counsel, and to stay the consolidated state court derivative case pending the outcome of the ongoing inquiry of the Special Litigation Committee. Further, in light of the ongoing inquiry of the Special Litigation Committee, on December 19, 2023, the Company filed an unopposed motion to extend a stay of the federal derivative case until at least February 26, 2024. On February 26, 2024, the Company filed a second unopposed motion to extend the stay of the federal derivative case until at least April 26, 2024, and the Company will file an additional motion on or about April 26, 2024, to further extend that stay.

Based on the Company's wide-scale operational disruption, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company has been subject to inquiries and investigations by governmental agencies (including with respect to a December 2023 settlement with the Department of Transportation) and could be subject to fines and/or penalties resulting from those inquiries and investigations, as well as litigation from Customers and Shareholders.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

3.2
Fourth Amended and Restated Bylaws of the Company, effective February 2, 2024 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)).

4.1
Indenture dated as of February 6, 2024, between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed February 7, 2024 (File No. 1-7259)).

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

SOUTHWEST AIRLINES CO.

April 26, 2024	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)