Form 10-Q
period 2024-06-30
SOUTHWEST AIRLINES CO
filed 2024-07-29
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission File No. 1-7259

SOUTHWEST AIRLINES CO.
(Exact name of registrant as specified in its charter)

Texas		74-1563240
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		Identification No.)
P.O. Box 36611
Dallas,	Texas	75235-1611
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code:  (214) 792-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1.00 par value)	LUV	New York Stock Exchange
Common Stock Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on July 25, 2024: 599,157,019

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2024 and 2023
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2024 and 2023
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2024 and 2023
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,142	$9,288
Short-term investments	1,860	2,186
Accounts and other receivables	1,346	1,154
Inventories of parts and supplies, at cost	784	807
Prepaid expenses and other current assets	619	520
Total current assets	12,751	13,955

Property and equipment, at cost:
Flight equipment	26,274	26,060
Ground property and equipment	7,704	7,460
Deposits on flight equipment purchase contracts	466	236
Assets constructed for others	77	62
	34,521	33,818
Less allowance for depreciation and amortization	14,856	14,443
	19,665	19,375
Goodwill	970	970
Operating lease right-of-use assets	1,132	1,223
Other assets	1,045	964
	$35,563	$36,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,028	$1,862
Accrued liabilities	1,870	3,606
Current operating lease liabilities	198	208
Air traffic liability	7,086	6,551
Current maturities of long-term debt	2,931	29
Total current liabilities	14,113	12,256

Long-term debt less current maturities	5,065	7,978
Air traffic liability - noncurrent	1,990	1,728
Deferred income taxes	2,089	2,044
Noncurrent operating lease liabilities	915	985
Other noncurrent liabilities	926	981
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,151	4,153
Retained earnings	16,218	16,297
Accumulated other comprehensive income	11	—
Treasury stock, at cost	(10,803)	(10,823)
Total stockholders' equity	10,465	10,515
	$35,563	$36,487

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Passenger	$6,712	$6,409	$12,424	$11,514
Freight	45	47	87	87
Other	597	581	1,172	1,142
Total operating revenues	7,354	7,037	13,683	12,743

OPERATING EXPENSES:
Salaries, wages, and benefits	2,999	2,786	5,939	5,264
Fuel and oil	1,599	1,403	3,130	2,950
Maintenance materials and repairs	350	271	711	511
Landing fees and airport rentals	511	459	975	867
Depreciation and amortization	404	367	812	731
Other operating expenses	1,093	956	2,110	1,909
Total operating expenses	6,956	6,242	13,677	12,232

OPERATING INCOME	398	795	6	511

OTHER EXPENSES (INCOME):
Interest expense	63	65	128	130
Capitalized interest	(8)	(5)	(15)	(11)
Interest income	(130)	(144)	(271)	(269)
Other gains, net	(5)	(7)	(17)	(21)
Total other income	(80)	(91)	(175)	(171)

INCOME BEFORE INCOME TAXES	478	886	181	682
PROVISION FOR INCOME TAXES	111	203	44	158

NET INCOME	$367	$683	$137	$524

NET INCOME PER SHARE, BASIC	$0.61	$1.15	$0.23	$0.88

NET INCOME PER SHARE, DILUTED	$0.58	$1.08	$0.23	$0.84

COMPREHENSIVE INCOME	$359	$544	$148	$238

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	599	595	598	595
Diluted	643	639	643	639
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515
Issuance of common and treasury stock pursuant to Employee stock plans	—	(25)	—	—	15	(10)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(231)	19	—	(212)
Balance at March 31, 2024	$888	$4,138	$15,959	$19	$(10,808)	$10,196
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5	17
Share-based compensation	—	7	—	—	—	7
Cash dividends, $0.18 per share	—	—	(108)	—	—	(108)
Stock warrants repurchase	—	(6)	—	—	—	(6)
Comprehensive income (loss)	—	—	367	(8)	—	359
Balance at June 30, 2024	$888	$4,151	$16,218	$11	$(10,803)	$10,465

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	1	—	—	7	8
Share-based compensation	—	20	—	—	—	20
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive loss	—	—	(159)	(147)	—	(306)
Balance at March 31, 2023	$888	$4,058	$15,995	$197	$(10,836)	$10,302
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	5	16
Share-based compensation	—	34	—	—	—	34
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	683	(139)	—	544
Balance at June 30, 2023	$888	$4,103	$16,571	$58	$(10,831)	$10,789
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$367	$683	$137	$524
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	404	367	812	731
Unrealized mark-to-market adjustment on available for sale securities	—	—	—	(4)
Unrealized/realized loss on fuel derivative instruments	1	6	2	6
Deferred income taxes	110	209	43	157
Changes in certain assets and liabilities:
Accounts and other receivables	34	44	(274)	(188)
Other assets	32	58	18	109
Accounts payable and accrued liabilities	(576)	364	(1,473)	293
Air traffic liability	(317)	(137)	798	809
Other liabilities	(45)	(44)	(117)	(90)
Cash collateral provided to derivative counterparties	(20)	(16)	(20)	(46)
Other, net	(13)	(118)	(54)	(178)
Net cash provided by (used in) operating activities	(23)	1,416	(128)	2,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(494)	(925)	(1,077)	(1,971)
Assets constructed for others	(6)	(8)	(16)	(14)
Purchases of short-term investments	(1,532)	(1,522)	(3,210)	(3,727)
Proceeds from sales of short-term and other investments	1,820	1,828	3,540	3,508
Other, net	6	—	(28)	—
Net cash used in investing activities	(206)	(627)	(791)	(2,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payroll Support Program stock warrants repurchase	(6)	—	(6)	—
Proceeds from Employee stock plans	15	14	30	22
Payments of long-term debt and finance lease obligations	(8)	(8)	(16)	(67)
Payments of cash dividends	—	—	(215)	(214)
Other, net	3	4	(20)	6
Net cash provided by (used in) financing activities	4	10	(227)	(253)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(225)	799	(1,146)	(334)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,367	8,359	9,288	9,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,142	$9,158	$8,142	$9,158

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$92	$96	$110	$115
Income taxes	$4	$6	$7	$8

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired under operating leases	$6	$22	$21	$69
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Income
5. Revenue
6. Net Income Per Share
7. Fair Value Measurements
8. Supplemental Financial Information
9. Commitments and Contingencies
10. Financing Activities
11. Subsequent Events

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2024 and 2023 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have performed better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's fuel hedging program. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2024. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
During second quarter 2024, the Company identified certain 737-700 ("-700") aircraft that are planned for early retirement in 2025. These accelerated retirement dates, and the corresponding impact to depreciation expense, are considered a change in estimate and resulted in the following impact to Depreciation and amortization expense for the three and six months ended June 30, 2024:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended	Six months ended
(in millions, except per share amounts)	June 30, 2024	June 30, 2024
Depreciation and amortization expense	$10	$10
Net income *	$(6)	$(6)
Net income per basic share	$(0.01)	$(0.01)
Net income per diluted share	$(0.01)	$(0.01)
* net of profitsharing benefit and income taxes

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

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, but early adoption is permitted. The Company is evaluating this new standard but does not expect it to have a significant impact on its financial statement presentation or results.

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel typically represents one of the largest operating expenses for airlines. The Company endeavors to acquire jet fuel at the lowest possible net cost and to reduce volatility in operating expenses through its fuel hedging program.

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an "economic" standpoint and, thus, does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its "economic" hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company may

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

As of June 30, 2024, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedged on an economic basis:

	Maximum fuel hedged as of
	June 30, 2024	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	June 30, 2024
Remainder of 2024	633	West Texas Intermediate ("WTI") crude oil, Brent crude oil, and Heating oil
2025	1,033	Brent crude oil
2026	832	Brent crude oil
(a) Due to the types of derivatives utilized by the Company and different price levels of those contracts, these volumes represent the maximum economic hedge in place and may vary significantly as market prices fluctuate and if the Company's published flight schedule or capacity plans change.

Upon proper qualification, the Company accounts for its fuel derivative instruments as cash flow hedges. Qualification is re-evaluated quarterly, and all periodic changes in fair value of the derivatives designated as hedges are recorded in Accumulated other comprehensive income ("AOCI") until the underlying jet fuel is consumed. See Note 4.

When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel hedging portfolio, any subsequent changes in fair value of those positions are marked to market through the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through the unaudited Condensed Consolidated Statement of Comprehensive Income. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into the unaudited Condensed Consolidated Statement of Comprehensive Income. The Company did not have any such situations where a derivative ceased to qualify for hedge accounting during 2023, or during the six months ended June 30, 2024.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	6/30/2024	12/31/2023	6/30/2024	12/31/2023
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$83	$86	$—	$—
Fuel derivative contracts (gross)	Other assets	139	137	—	—
Total derivatives designated as hedges		$222	$223	$—	$—

Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$12	$—	$14	$—
Total derivatives		$234	$223	$14	$—
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	June 30,	December 31,
(in millions)	location	2024	2023
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$13	$15
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	17	35
Receivable from third parties for fuel contracts	Accounts and other receivables	6	12

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

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2024				December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$95	$(27)	$68		$86	$(15)	$71
Fuel derivative contracts	Other assets	$139	$(17)	$122	(a)	$137	$(35)	$102	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2024				December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$27	$(27)	$—		$15	$(15)	$—
Fuel derivative contracts	Other assets	$17	$(17)	$—	(a)	$35	$(35)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2024 and 2023:

Location and amount recognized in income on cash flow hedging relationships
	Three months ended June 30, 2024		Three months ended June 30, 2023
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$17	$2	$(14)	$2

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	17	—	(14)	—
Other:
Amount of loss reclassified from AOCI into income	—	2	—	2

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Location and amount recognized in income on cash flow hedging relationships
	Six months ended June 30, 2024		Six months ended June 30, 2023
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$39	$4	$(42)	$3

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	39	—	(42)	—
Other:
Amount of loss reclassified from AOCI into income	—	4	—	3

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2024	2023
Fuel derivative contracts	$23	$126
Other	$—	(1)
Total	$23	$125

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2024	2023
Fuel derivative contracts	$22	$252
Other	—	—
Total	$22	$252

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2024	2023
Fuel derivative contracts	$2	$6	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Six months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2024	2023
Fuel derivative contracts	$3	$6	Other (gains) losses, net

The Company also recorded expense (benefit) associated with premiums paid (received) for fuel derivative contracts that settled/expired during the three and six months ended June 30, 2024 and 2023. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other gains, net. The following tables present the impact of premiums paid (received) for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contract settles:

	Premium expense (benefit) recognized in income on derivatives

	Three months ended		Location of premium expense (benefit) recognized in income on derivatives
	June 30,
(in millions)	2024	2023
Fuel derivative contracts designated as hedges	$40	$30	Fuel and oil
Fuel derivative contracts not designated as hedges	(1)	—	Other (gains) losses, net

	Premium expense (benefit) recognized in income on derivatives

	Six months ended		Location of premium expense (benefit) recognized in income on derivatives
	June 30,
(in millions)	2024	2023
Fuel derivative contracts designated as hedges	$79	$61	Fuel and oil
Fuel derivative contracts not designated as hedges	(1)	—	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized losses from fuel hedges as of June 30, 2024, recorded in AOCI, were approximately $53 million in unrealized losses, net of taxes, which are expected to be realized in the unaudited Condensed Consolidated Statement of Comprehensive Income during the twelve months subsequent to June 30, 2024.

Interest Rate Swaps
The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of June 30, 2024, or as of December 31, 2023. The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented. During the six months ended June 30, 2023, all of the Company's interest rate swap agreements qualified for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

effective at origination, and, thus, there was no ineffectiveness to be recorded in the unaudited Condensed Consolidated Statement of Comprehensive Income. All interest rate swap agreements were terminated prior to December 31, 2023.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company as of the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of June 30, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of June 30, 2024, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	Total
Fair value of fuel derivatives	$46	$28	$29	$14	$40	$18	$26	$19	$220
Cash collateral held from CP	30	—	—	—	—	—	—	—	30
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
(a) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(b) Thresholds may vary based on changes in credit ratings within investment grade.
(c) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,
(in millions)	2024	2023
NET INCOME	$367	$683
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($3) and ($42)	(10)	(137)
Other, net of deferred taxes of $— and $5	2	(2)
Total other comprehensive loss	$(8)	$(139)
COMPREHENSIVE INCOME	$359	$544

	Six months ended June 30,
(in millions)	2024	2023
NET INCOME	137	524
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $3 and ($86)	7	(284)
Other, net of deferred taxes of $— and $5	4	(2)
Total other comprehensive income (loss)	11	(286)
COMPREHENSIVE INCOME	148	238

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2024:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at March 31, 2024	$(112)	$149	$(13)	$(5)	$19
Changes in fair value	(30)	—	—	7	(23)
Reclassification to earnings	17	—	2	(4)	15
Balance at June 30, 2024	$(125)	$149	$(11)	$(2)	$11

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(135)	$149	$(15)	$1	$—
Changes in fair value	(29)	—	—	7	(22)
Reclassification to earnings	39	—	4	(10)	33
Balance at June 30, 2024	$(125)	$149	$(11)	$(2)	$11

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2024:

Three months ended June 30, 2024
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$17	Fuel and oil expense
	4	Less: Tax expense
	$13	Net of tax
Other	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$15	Net of tax

Six months ended June 30, 2024
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$39	Fuel and oil expense
	10	Less: Tax expense
	$29	Net of tax
Other	$4	Other operating expenses
	—	Less: Tax expense
	$4	Net of tax

Total reclassifications for the period	$33	Net of tax

5.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Passenger non-loyalty	$5,544	$5,183	$10,224	$9,265
Passenger loyalty - air transportation	895	989	1,694	1,814
Passenger ancillary sold separately	273	237	506	435
Total passenger revenues	$6,712	$6,409	$12,424	$11,514

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2024, and December 31, 2023, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2024	December 31, 2023
Air traffic liability - passenger travel and ancillary passenger services	$4,114	$3,363
Air traffic liability - loyalty program	4,962	4,916
Total Air traffic liability	$9,076	$8,279

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Air traffic liability - loyalty program - beginning balance	$4,987	$5,190	4,916	$5,189
Amounts deferred associated with points awarded	901	903	1,794	1,750
Revenue recognized from points redeemed - Passenger	(895)	(989)	(1,694)	(1,814)
Revenue recognized from points redeemed - Other	(31)	(25)	(54)	(46)
Air traffic liability - loyalty program - ending balance	$4,962	$5,079	$4,962	$5,079

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
(in millions)	2024	2023
Air traffic liability - beginning balance	$8,279	$8,250
Current period sales (a)	13,276	12,369
Revenue from amounts included in contract liability opening balances	(4,021)	(4,170)
Revenue from current period sales	(8,458)	(7,390)
Air traffic liability - ending balance	$9,076	$9,059
(a)Current period sales includes passenger travel, ancillary services, flight loyalty, and partner loyalty

Under the Company's policy, flight credits never expire. However, as the Company believes that a portion of Customer flight credits issued will not be redeemed, it estimates and records breakage associated with such amounts. The amount of Customer flight credits represents approximately 6 percent and 8 percent of the total Air traffic liability balance as of June 30, 2024, and December 31, 2023, respectively.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, its co-branded credit card agreement with Chase Bank USA, N.A, within Other operating revenues. For the three months ended June 30, 2024 and 2023, the Company recognized $556 million and $540 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $1.1 billion and $1.1 billion, respectively.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2024 and 2023, an immaterial number of shares related to the Company's restricted stock units and stock warrants, were excluded from the denominator because inclusion of such shares would be antidilutive. The Company paid $6 million during June 2024 to repurchase and cancel its outstanding stock warrants, previously issued in connection with the Payroll Support Program.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
NUMERATOR:
Net income	$367	$683	$137	$524
Add: Interest expense	5	5	9	10
Net income attributable to common stockholders	$372	$688	$146	$534

DENOMINATOR:
Weighted-average shares outstanding, basic	599	595	598	595
Dilutive effects of Convertible Notes	43	42	43	42
Dilutive effect of restricted stock units	1	2	2	2
Adjusted weighted-average shares outstanding, diluted	643	639	643	639

NET INCOME PER SHARE:
Basic	$0.61	$1.15	$0.23	$0.88
Diluted	$0.58	$1.08	$0.23	$0.84

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

As of June 30, 2024, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other gains, net line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,796	$7,796	$—	$—
Commercial paper	45	—	45	—
Certificates of deposit	1	—	1	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,637	1,637	—	—
Certificates of deposit	223	—	223	—
Fuel derivatives:
Option contracts (b)	234	—	—	234
Equity Securities	302	302	—	—
Total assets	$10,538	$9,735	$569	$234
Liabilities
Fuel derivatives:
Option contracts (b)	$(14)	$—	$—	$(14)
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,032	$9,032	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	21	—	21	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	1,983	1,983	—	—
Certificates of deposit	203	—	203	—
Fuel derivatives:
Option contracts (b)	223	—	—	223
Equity Securities	280	280	—	—
Total assets	$11,977	$11,295	$459	$223
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2024, or the year ended December 31, 2023. The following tables present the

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of March 31, 2024	$257
Total gains (losses) for the period
Included in earnings	(2)	(a)
Included in other comprehensive income	(30)
Purchases	16	(b)
Settlements	(21)
Balance as of June 30, 2024	$220
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2024	$2	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2024	$23
(a) Included in Other gains, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2023	$223
Total gains (losses) for the period
Included in earnings	(3)	(a)
Included in other comprehensive income	(29)
Purchases	67	(b)
Settlements	(38)
Balance as of June 30, 2024	$220
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$2	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024	$35
(a) Included in Other gains, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of June 30, 2024:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Third quarter 2024	16-35%	26%
			Fourth quarter 2024	22-30%	26%
			2025	21-23%	22%
			2026	21-23%	22%
(a) Implied volatility weighted by the notional amount (barrels of underlying commodity) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s outstanding debt (including current maturities), as well as the applicable fair value hierarchy tier, as of June 30, 2024, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2025	1,302	1,297	Level 2
1.25% Convertible Notes due 2025	1,611	1,611	Level 2
3.00% Notes due 2026	300	284	Level 2
7.375% Debentures due 2027	109	114	Level 2
3.45% Notes due 2027	300	282	Level 2
5.125% Notes due 2027	1,727	1,718	Level 2
2.625% due 2030	500	434	Level 2
1.000% Payroll Support Program Loan due 2030 (a)	976	955	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	566	532	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	526	488	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2024	December 31, 2023
Trade receivables	$67	$104
Credit card receivables	238	200
Business partners and other suppliers	640	501
Taxes receivable	13	35
Fuel hedging and receivables	6	12
Reinsurance receivable	226	145
Other	156	157
Accounts and other receivables	$1,346	$1,154

(in millions)	June 30, 2024	December 31, 2023
Derivative contracts	$122	$102
Intangible assets, net	300	296
Equity securities	302	280
Prepaid maintenance	263	258
Other	58	28
Other assets	$1,045	$964

(in millions)	June 30, 2024	December 31, 2023
Accounts payable trade	$330	$265
Salaries, withholdings and payroll taxes	479	400
Ticket taxes and fees	426	302
Aircraft maintenance payable	140	140
Fuel payable	119	161
Dividends payable	108	107
Accrued third party services	181	269
Other payable	245	218
Accounts payable	$2,028	$1,862

(in millions)	June 30, 2024	December 31, 2023
Voluntary Separation Program	$64	$65
Profitsharing and savings plans	63	141
Vacation pay	578	516
Health	183	163
Workers compensation	141	133
Property and income taxes	70	63
Interest	34	34
Bonus and incentive pay (a)	186	2,022
Reinsurance payable	282	190
Other	269	279
Accrued liabilities	$1,870	$3,606

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	June 30, 2024	December 31, 2023
Voluntary Separation Program	$20	$61
Postretirement obligation	277	269
Other deferred compensation	379	358
Other	250	293
Other noncurrent liabilities	$926	$981
(a) Primarily consists of contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay. Approximately $1.9 billion was paid in the six months ended June 30, 2024 to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively.

For further information on derivative instruments, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, and other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft, which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received five -8 aircraft deliveries from Boeing in second quarter 2024 and retired six -700 aircraft and one 737-800 ("-800") aircraft.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of manufacturing challenges, as well as delays in achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer. During first quarter 2024, as a result of Boeing's delivery delays, the Company conservatively re-planned its capacity and delivery expectations for the remainder of this year and for 2025. While the Company has not further adjusted capacity expectations this quarter, it will continue to closely monitor the ongoing aircraft delivery delays with Boeing and adjust expectations, conservatively, as needed.

During April 2024, the Company shifted one 2025 -8 option into 2026. As of June 30, 2024, the Company had the following firm orders and options for future periods:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2024	27		58		—	85	(c)
2025	40		19		14	73
2026	59		—		27	86
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	288	(a)	207	(b)	199	694
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
(c) Includes 10 -8 deliveries received year-to-date through June 30, 2024. Given the Company's continued discussions with Boeing and expected aircraft delivery delays, the Company continues to plan for approximately 20 -8 aircraft deliveries in 2024.

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of June 30, 2024, were: $1.8 billion remaining in 2024, $1.7 billion in 2025, $1.8 billion in 2026, $2.6 billion in 2027, $2.9 billion in 2028, $2.5 billion in 2029, and $2.8 billion thereafter.

Subsequent to June 30, 2024 and through July 25, 2024, the Company exercised two -7 options for delivery in 2025, and converted two 2025 -7 firm orders to -8 firm orders, resulting in the Company's 2025 capital commitments increasing to $1.8 billion.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of June 30, 2024, but are classified within Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet due to their maturity on May 1, 2025. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in May 2024, the bond conversion rate changed, and was 27.0296 as of June 30, 2024. The Company repurchased $689 million in principal of its Convertible Notes during the years ended December 31, 2021 and 2022, and the net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of June 30, 2024, and December 31, 2023. There were no Convertible Note conversions exercised or settled or partial extinguishments of debt during the six months ended June 30, 2024 and 2023.

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Non-cash amortization of debt issuance costs	$3	$3	$5	$5
Contractual coupon interest	5	5	10	10
Total interest expense	$8	$8	$15	$15

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies with regards to the Convertible Notes during the six months ended June 30, 2024. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three and six months ended June 30, 2024.

In second quarter 2024, the Company repurchased and terminated the Company's outstanding stock warrants that were previously issued in connection with the Payroll Support Program. The total value of the repurchase was approximately $6 million.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the six months ended June 30, 2024 and 2023, there were no amounts outstanding under the Amended Credit Agreement.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On December 5, 2022, the Company signed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft was purchased, the Company relieved its related lease liability but continued to recognize the cost of the aircraft within Property and equipment in the unaudited Condensed Consolidated Balance Sheet. As of March 31, 2023, the Company had completed the purchase of all 39 aircraft, including the 31 aircraft purchased in 2022. The Company paid the lessor $88 million as part of this transaction for the remaining eight aircraft in first quarter 2023, of which $50 million was recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. The remaining $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for the six months ended June 30, 2023. As of June 30, 2024, the Company has 22 finance leased aircraft remaining. There was no gain or loss recorded as a result of these transactions.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

11. SUBSEQUENT EVENTS

On July 2, 2024, the Company's Board of Directors (the “Board”) adopted a shareholder rights plan and declared a dividend of one right (a “Right”) in respect of each of the Company’s issued and outstanding shares of common stock, par value $1.00 per share (“Common Stock”). The dividend is payable to the shareholders of record at the close of business on July 15, 2024. Each Right initially entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one ten-thousandth (a “Unit”) of a share of Common Stock, at a price equal to the quotient of $170.00 divided by ten thousand for each Unit of a share of Common Stock, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). The terms of the Rights are set forth in the Rights Agreement, dated as of July 2, 2024 (as it may be amended from time to time, the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, as rights agent (or any successor rights agent, the “Rights Agent”).

The adoption of the Rights Agreement is intended to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control. In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company or certain related persons) that is or becomes the beneficial owner of 12.5 percent (the “Triggering Percentage”) or more of the Company’s outstanding Common Stock without the prior approval of the Board. A person or group that becomes the beneficial owner of the Triggering Percentage or more is called an “Acquiring Person.” Any Rights held by an Acquiring Person will be null and void and may not be exercised. Shareholders that beneficially own the Triggering Percentage or more of the Company’s outstanding Common Stock on the date the plan is adopted, are not considered Acquiring Persons; however, such Shareholders generally may not acquire, or obtain the right to acquire, beneficial ownership of one or more additional shares of the Company’s outstanding Common Stock. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain securities that may be exercised or converted into shares of Common Stock and certain derivative arrangements.

The Rights will expire prior to the earliest of (i) the close of business on July 1, 2025; (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement; and (iv) upon the occurrence of certain transactions.

This description of the Rights Agreement herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2024.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2024 and 2023 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2024	2023	Change
Revenue passengers carried (000s)	37,509	35,715	5.0%
Enplaned passengers (000s)	47,267	44,787	5.5%
Revenue passenger miles (RPMs) (in millions)(a)	38,221	35,505	7.6%
Available seat miles (ASMs) (in millions)(b)	46,250	42,579	8.6%
Load factor(c)	82.6%	83.4%	(0.8)	pts.
Average length of passenger haul (miles)	1,019	994	2.5%
Average aircraft stage length (miles)	766	728	5.2%
Trips flown	375,749	365,089	2.9%
Seats flown (000s)(d)	59,775	57,904	3.2%
Seats per trip(e)	159.1	158.6	0.3%
Average passenger fare	$178.94	$179.44	(0.3)%
Passenger revenue yield per RPM (cents)(f)	17.56	18.05	(2.7)%
Operating revenues per ASM (cents)(g)	15.90	16.53	(3.8)%
Passenger revenue per ASM (cents)(h)	14.51	15.05	(3.6)%
Operating expenses per ASM (cents)(i)	15.04	14.66	2.6%
Operating expenses per ASM, excluding fuel (cents)	11.58	11.37	1.8%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.52	11.08	4.0%
Fuel costs per gallon, including fuel tax	$2.76	$2.60	6.2%
Fuel costs per gallon, including fuel tax (economic)	$2.76	$2.60	6.2%
Fuel consumed, in gallons (millions)	577	538	7.2%
Active fulltime equivalent Employees	74,081	71,299	3.9%
Aircraft at end of period(j)	817	803	1.7%

	Six months ended June 30,
	2024	2023	Change
Revenue passengers carried (000s)	70,381	65,947	6.7%
Enplaned passengers (000s)	88,164	82,452	6.9%
Revenue passenger miles (RPMs) (in millions)(a)	71,308	65,052	9.6%
Available seat miles (ASMs) (in millions)(b)	88,497	80,641	9.7%
Load factor(c)	80.6%	80.7%	(0.1)	pts.
Average length of passenger haul (miles)	1,013	986	2.7%
Average aircraft stage length (miles)	760	722	5.3%
Trips flown	725,728	699,210	3.8%
Seats flown (000s)(d)	115,469	110,622	4.4%
Seats per trip(e)	159.1	158.2	0.6%
Average passenger fare	$176.52	$174.60	1.1%
Passenger revenue yield per RPM (cents)(f)	17.42	17.70	(1.6)%
Operating revenues per ASM (cents)(g)	15.46	15.80	(2.2)%
Passenger revenue per ASM (cents)(h)	14.04	14.28	(1.7)%
Operating expenses per ASM (cents)(i)	15.46	15.17	1.9%
Operating expenses per ASM, excluding fuel (cents)	11.92	11.51	3.6%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.88	11.36	4.6%
Fuel costs per gallon, including fuel tax	$2.84	$2.88	(1.4)%
Fuel costs per gallon, including fuel tax (economic)	$2.84	$2.88	(1.4)%
Fuel consumed, in gallons (millions)	1,101	1,021	7.8%
Active fulltime equivalent Employees	74,081	71,299	3.9%
Aircraft at end of period(j)	817	803	1.7%
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
(h)Calculated as passenger revenue divided by available seat miles. Also referred to as "passenger unit revenues" or "PRASM," this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(i)Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile" or "CASM," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiencies.
(j)Included three Boeing 737 Next Generation aircraft in storage as of June 30, 2023.

Financial Overview

The Company recorded second quarter 2024 operating revenues of $7.4 billion, an all-time quarterly record, driven by all-time quarterly record passengers carried, passenger revenue, and ancillary revenue as well as a second quarter record number of Rapid Rewards member acquisitions.

The Company reports its results in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company also provides certain non-GAAP financial measures which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended June 30,
(in millions, except per share amounts)
GAAP	2024	2023	Change
Operating income	$398	$795	(49.9)%
Net income	$367	$683	(46.3)%
Net income per share, diluted	$0.58	$1.08	(46.3)%

Non-GAAP
Operating income	$405	$891	(54.5)%
Net income	$370	$758	(51.2)%
Net income per share, diluted	$0.58	$1.19	(51.3)%

The Company's operating income and net income for the three months ended June 30, 2024, on a GAAP and non-GAAP basis, decreased compared to the same prior year period primarily due to higher salaries, wages, and benefits and fuel prices. On a GAAP basis, the Company's Operating expenses increased 11.4 percent year-over-year, while Operating revenues increased 4.5 percent.

	Six months ended June 30,
(in millions, except per share amounts)
GAAP	2024	2023	Change
Operating income	$6	$511	(98.8)%
Net income	$137	$524	(73.9)%
Net income per share, diluted	$0.23	$0.84	(72.6)%

Non-GAAP
Operating income	$28	$607	(95.4)%
Net income	$152	$595	(74.5)%
Net income per share, diluted	$0.25	$1.33	(81.2)%

The Company's operating income and net income for the six months ended June 30, 2024, on a GAAP and non-GAAP basis, decreased compared to the same prior year period primarily due to higher salaries, wages, and benefits expense and maintenance, materials, and repairs expense. On a GAAP basis, the Company's Operating expenses increased 11.8 percent year-over-year, while Operating revenues increased 7.4 percent.

2024 Outlook

The following tables present current selected financial guidance for third quarter and full year 2024:

3Q 2024 Estimation
RASM (a), year-over-year	Flat to down 2%
ASMs (b), year-over-year	Up ~2%
Economic fuel costs per gallon (c)(d)	$2.60 to $2.70
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$0.04
ASMs per gallon (fuel efficiency)	~81
CASM-X (e), year-over-year (c)(f)	Up 11% to 13%
Scheduled debt repayments (millions)	~$7
Interest expense (millions)	~$62

2024 Estimation
ASMs (b), year-over-year	Up ~4%
Economic fuel costs per gallon (c)(d)	$2.70 to $2.80
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$0.03
CASM-X (e), year-over-year (c)(f)	Up 7% to 8%
Scheduled debt repayments (millions)	~$29
Interest expense (millions)	~$252
Aircraft (g)	802
Effective tax rate	~24%
Capital spending (billions)	~$2.5
(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity"). The Company's flight schedule is published for sale through March 5, 2025. The Company expects fourth quarter 2024 capacity to decrease approximately 4 percent, year-over-year.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of July 17, 2024 third quarter, fourth quarter, and full year 2024 economic fuel costs per gallon are estimated to be in the range of $2.60 to $2.70, $2.60 to $2.70, and $2.70 to $2.80, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) Aircraft on property, end of period. The Company continues to plan for approximately 20 Boeing 737-8 ("-8") aircraft deliveries and 35 aircraft retirements in 2024, comprised of 31 Boeing 737-700s ("-700") and four Boeing 737-800s ("-800"). The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience manufacturing challenges, so the Company offers no assurances that current estimations and timelines will be met.

The Company expects third quarter 2024 unit revenue to be in the range of flat to down two percent on a year-over-year basis with capacity up roughly two percent, also on a year-over-year basis. This guidance range contemplates a revenue management headwind similar to second quarter of two points from bookings already in place. In 2023, the Company transitioned to a modernized Origin and Destination ("O&D") revenue management system that consistently produced superior results to its prior leg-based revenue management system during an eighteen-month long parallel test prior to launch. The Company continues to gain experience with the system, particularly in periods with changing capacity and close-in changes to published schedules driven by Boeing's aircraft delivery challenges. The Company recently conducted an evaluation of its revenue management performance, including a third-party review, to identify opportunities to improve the revenue management of future bookings. Those opportunities are currently being actioned. The Company continues to believe that the new revenue management system will deliver better long-term performance compared with its prior system. In addition to revenue management actions, network optimization and capacity moderation in the second half of the year are expected to support sequential year-over-year unit revenue improvement. Summer, fall, and recently published winter base schedules all include changes to better match supply to demand with capacity expected to decline four percent year-over-year in fourth quarter, and seats and trips to decline roughly eight percent year-over-year in fourth quarter. As such, the Company expects unit revenue to inflect positively by fourth quarter 2024, on a year-over-year basis.

The Company continues to expect cost increases, most notably market-driven rate inflation in salaries, wages, and benefits, and higher maintenance expenses, for the remainder of the year, driving third quarter 2024 CASM-X to an expected increase in the range of 11 percent to 13 percent, year-over-year. The sequential year-over-year increase from second quarter 2024 is primarily due to lower year-over-year capacity growth in third quarter 2024. The Company continues to expect full year 2024 CASM-X to increase in the range of seven percent to eight percent, year-over-year.

Company Overview

On July 25, 2024, the Company announced several new initiatives designed to elevate the Customer experience on its flights, improve financial performance, and drive Shareholder value. As part of its ongoing focus on product evolution, the Company is moving forward with plans to assign seats, offer premium seating options, redesign the boarding model, and introduce redeye (i.e., overnight) flying. The Company has been known for its open seating model for more than 50 years, which was unique in the airline industry and has been popular with Southwest Customers for decades. Open seating served the Company well as a primarily short-haul carrier. The open seating design, combined with historically lower load factors, contributed to the efficiency of turning aircraft quickly. The Company’s low-cost model enabled low fares and, combined with great Customer Service, allowed the Company to grow across the country and eventually become the nation’s largest domestic carrier.

However, as the domestic travel market has matured and structural changes have reduced the demand for short-haul travel—first after 9/11 and more recently post-pandemic—the Company began flying longer distances. The importance of having an assigned seat grows among Customers as the length of flight gets longer. In addition, Customer travel frequency and preferences have evolved—for both frequent flyers, as well as those of more infrequent travelers who are not accustomed to the open seating policy utilized by the Company—especially as it has opened several new markets and expanded its route network during the past few years. The Company has continually monitored Customer feedback regarding seating preferences for decades, and it is now overwhelmingly clear Customer travel patterns and preferences have evolved and a seat assignment is preferred. Recent research conducted by the Company indicates that a vast majority of both existing Southwest Customers and potential Customers prefer an assigned seat, which supports the Company’s decision to now evolve its boarding and seating processes. In addition to assigning seats, the Company plans to offer a premium, extended legroom portion of the cabin that research shows many Customers also prefer. While specific cabin layout details are still in design, the Company expects roughly one-third of seats across the fleet to offer extended legroom, in-line with that offered by industry peers on narrowbody aircraft.
The decision to update the seating and boarding model is part of the Company's continued modernization and Customer experience efforts. Following a Customer study regarding the inflight experience, the Company has enhanced its onboard offerings during the past two years with improvements such as faster WiFi, in-seat power, and larger overhead bins. Work is well underway on a refreshed cabin design, including new, more comfortable

RECARO seats. Following a Customer study regarding open versus assigned seating launched last fall, the addition of assigned and premium seating is designed to address the overwhelming Customer preference and give Customers more choice, which is expected to further enhance the all-in value for which Southwest Airlines is known.
The move to assigned and premium seating will be a significant undertaking by the Company. In addition to incorporating new technologies and procedures for a seamless transition, the new cabin layout will require approvals from the FAA. The Company expects to make bookings available in 2025. The Company also announced it is adding 24-hour operation capabilities with the introduction of overnight, redeye flights. Booking of redeye flying on initial routes became available starting July 25, 2024 through Southwest.com, with the first overnight flights landing on February 14, 2025 (Valentine’s Day) in five initial nonstop markets: Las Vegas to Baltimore and Orlando; Los Angeles to Baltimore and Nashville; and Phoenix to Baltimore.

The Company's Board of Directors (“the Board”) received a letter dated June 10, 2024, from Elliott Investment Management L.P. (“Elliott”), stating that Elliott had made an investment of approximately $1.9 billion in the Company, representing an approximately 11 percent economic interest in the Company, and advocating for changes to management, the Board, and corporate strategy. Given continued activist activity, the Company expects an increase in professional advisory fees and other costs related to shareholder activism matters in future periods. See Part II Item 1A Risk Factors – “The Company’s business has been and could be negatively affected as a result of actions of activist shareholders, and such activism could adversely affect the strategic direction and business results of the Company."

Additionally, in order to provide the Board with time to make informed decisions that are in the best interests of the Company and its Shareholders, on July 2, 2024, the Board adopted a shareholder rights plan (the “Rights Plan”) and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of common stock, which will cause substantial dilution to any person or group acquiring 12.5 percent or more of the Company’s outstanding common stock without the prior approval of the Board. The Rights Plan is designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control. See Note 11 to the unaudited Condensed Consolidated Financial Statements for additional detail regarding the Rights Plan.

The Company continues to receive updates from Boeing regarding further aircraft delivery delays, which presents significant planning challenges for both 2024 and 2025. While the Company has not further adjusted capacity expectations this quarter, it will continue to closely monitor the ongoing aircraft delivery delays with Boeing and adjust expectations, conservatively, as needed.

On April 24, 2024, the Company's nearly 20,000 Flight Attendants, represented by the Transport Workers of America Union Local 556 ("TWU 556"), voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in May 2028.

The Company ended second quarter 2024 with 817 Boeing 737 aircraft, including 233 -8 aircraft. During second quarter 2024, the Company retired six -700 aircraft and one -800 aircraft and took delivery of five -8 aircraft. During April 2024, the Company shifted one 2025 -8 option into 2026. In July 2024, the Company exercised two -7 options for delivery in 2025 and converted two 2025 -7 firm orders into 2025 -8 firm orders. The Company continues to plan for approximately 20 -8 aircraft deliveries in 2024, which differs from its contractual order book due to Boeing's continued manufacturing challenges and the current status of the -7 certification. The Company plans to retire approximately 35 aircraft, comprised of 31 -700s and four -800s in 2024, ending the year with roughly 802 aircraft in its fleet. The Company's aircraft delivery and retirement expectations for 2024 and beyond are fluid and subject to Boeing's production capability.

The Company has published its flight schedule through March 5, 2025. The Company continues to focus on its goals of operational excellence and reliability, regaining efficiencies, increasing productivity, and returning margins back to historical levels.

As part of its commitment to corporate sustainability, the Company published its 2023 One Report and Diversity, Equity, and Inclusion ("DEI") Report on May 8, 2024. These reports describe the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling, and dive deeper into the Company's DEI goals and initiatives and highlight the Company's DEI plans for the future. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures address matters that are currently not material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report, the DEI Report, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.
Material Changes in Results of Operations

Comparison of three months ended June 30, 2024 and June 30, 2023

Operating Revenues

Total operating revenues for second quarter 2024 increased by $317 million, or 4.5 percent, year-over-year, to achieve an all-time quarterly Company record of $7.4 billion. Passenger revenues for second quarter 2024 increased by $303 million, or 4.7 percent, year-over-year. Other revenues for second quarter 2024 increased by $16 million, or 2.8 percent, year-over-year. These revenue increases were primarily due to an 8.6 percent increase in capacity and aided by all-time quarterly Company records for ancillary revenue and passengers carried. The Company's Rapid Rewards® loyalty program had record second quarter new Member additions and an all-time quarterly record level of Member engagement, as measured by an all-time quarterly record spend on the Company's co-branded Chase® Visa credit card. Second quarter 2024 managed business revenues (defined as travel booked through the Company's managed business tools) continued to improve on a year-over-year basis. Despite the record revenue performance, second quarter 2024 RASM was 15.90 cents, finishing 3.8 percent lower than second quarter 2023, primarily driven by industry-wide domestic capacity growth outpacing demand.

Operating Expenses

Operating expenses for second quarter 2024 increased by $714 million, or 11.4 percent, compared with second quarter 2023, and capacity increased 8.6 percent over the same prior year period. Approximately 30 percent of the increase in expense was due to higher Salaries, wages, and benefits expense, approximately 30 percent was due to higher Fuel and oil expense, and approximately 10 percent was due to higher Maintenance materials and repairs expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2024 and 2023, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased and caused the Company's fixed costs to be spread over significantly more ASMs.

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2024		2023
Salaries, wages, and benefits	6.47	¢	6.55	¢	(0.08)	¢	(1.2)%
Fuel and oil	3.46		3.29		0.17		5.2
Maintenance materials and repairs	0.76		0.64		0.12		18.8
Landing fees and airport rentals	1.12		1.08		0.04		3.7
Depreciation and amortization	0.87		0.86		0.01		1.2
Other operating expenses	2.36		2.24		0.12		5.4
Total	15.04	¢	14.66	¢	0.38	¢	2.6%

Operating expenses per ASM for second quarter 2024 increased by 2.6 percent, compared with second quarter 2023, primarily due to increases in Fuel and oil expense and Maintenance materials and repairs expense. Operating expenses per ASM for second quarter 2024, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 6.0 percent, compared with second quarter 2023, primarily due to market-driven rate inflation in salaries, wages, and benefits expense and higher maintenance expenses in 2024. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for second quarter 2024 increased by $213 million, or 7.6 percent, compared with second quarter 2023. On a per ASM basis, second quarter 2024 Salaries, wages, and benefits expense decreased 1.2 percent, compared with second quarter 2023. On a dollar basis, 40 percent of the increase was primarily due to step/pay rate increases and related benefits for certain workgroups (including the recently ratified labor contracts with the Company's Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents), approximately 40 percent of the increase was driven by an increase in capacity and/or number of trips flown, and the remainder was due to various benefits associated with the higher contractual wages. On a per ASM basis, the majority of the change was due to a decrease in Profitsharing expense as a result of lower year-to-date pre-tax profit eligible for profitsharing.

Fuel and oil expense for second quarter 2024 increased by $196 million, or 14.0 percent, compared with second quarter 2023. On a per ASM basis, second quarter 2024 Fuel and oil expense increased 5.2 percent. On a dollar basis, 50 percent of the increase was primarily attributable to an increase in fuel gallons consumed, and the remainder of the increase was due to an increase in fuel prices. The Company's second quarter 2024 average economic jet fuel price of $2.76 per gallon is net of approximately $21 million in cash settlements from hedging activities. On a per ASM basis, the majority of the change was due to higher average economic jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended June 30,
	2024	2023
Economic fuel costs per gallon	$2.76	$2.60
Fuel hedging premium expense (in millions)	$39	$30
Fuel hedging cash settlement gain (in millions)	$21	$45
Fuel hedging premium expense per gallon	$0.07	$0.06
Fuel hedging cash settlement gain per gallon	$0.04	$0.09

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's second quarter 2024 available seat miles per gallon ("fuel efficiency") increased 1.1 percent, year-over-year, due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide protection against spikes in energy prices. The Company's current fuel derivative contracts contain a combination of instruments based on West Texas Intermediate and Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of July 17, 2024.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	3Q 2024	4Q 2024
$70	$2.35 - $2.45	$2.25 - $2.35
$80	$2.55 - $2.65	$2.55 - $2.65
Current Market (a)	$2.60 - $2.70	$2.60 - $2.70
$90	$2.75 - $2.85	$2.80 - $2.90
$100	$2.90 - $3.00	$3.05 - $3.15
$110	$3.00 - $3.10	$3.25 - $3.35

Fair market value of fuel derivative contracts settling in period	$22 million	$23 million
Estimated premium costs	$39 million	$39 million
(a) Brent crude oil average market prices as of July 17, 2024, were $84 and $82 per barrel for third quarter and fourth quarter 2024, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of July 17, 2024, third quarter, fourth quarter, and full year 2024 economic fuel costs per gallon are estimated to be in the range of $2.60 to $2.70, $2.60 to $2.70, and $2.70 to $2.80, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2024	58%
2025	47%
2026	30%
(a) Based on the Company's current available seat mile plans. The Company is currently 57 percent hedged in third quarter 2024 and 59 percent hedged for fourth quarter 2024.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of June 30, 2024, and the expected future periods in which these items are expected to settle and/or be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income (in millions):

Year	Fair value of fuel derivative contracts at June 30, 2024	Amount of gains (losses) deferred in AOCI at June 30, 2024 (net of tax)
Remainder of 2024	$50	$(20)
2025	69	(60)
2026	101	(14)
Total	$220	$(94)

Maintenance materials and repairs expense for second quarter 2024 increased by $79 million, or 29.2 percent, compared with second quarter 2023. On a per ASM basis, Maintenance materials and repairs expense increased 18.8 percent, compared with second quarter 2023. On a dollar and per ASM basis, approximately 40 percent of the increase was due to an increase in engine shop visits and other engine expenses for the Company's -700 and -800 fleet, approximately 15 percent of the increase was driven by airframe repairs due to a higher average cost per event and the timing of maintenance events, and approximately 15 percent was due to increased bulk purchases of materials for the Company's seat refurbishment efforts on its entire fleet.

Landing fees and airport rentals expense for second quarter 2024 increased by $52 million, or 11.3 percent, compared with second quarter 2023. On a per ASM basis, Landing fees and airport rentals expense increased 3.7 percent, compared with second quarter 2023. On a dollar and per ASM basis, approximately 75 percent of the increase was due to an increase in airport rental expense throughout the network driven by higher rates charged by airports. The remainder of the dollar increase was due to higher landing fees, driven both by the increase in trips flown and higher rates charged by airports.

Depreciation and amortization expense for second quarter 2024 increased by $37 million, or 10.1 percent, compared with second quarter 2023. On a per ASM basis, Depreciation and amortization expense increased 1.2 percent, compared with second quarter 2023. On a dollar basis, approximately 50 percent of the increase was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2024 and 2025, and approximately 25 percent of the increase was due to the acquisition of 45 -8 aircraft since second quarter 2023, as partially offset by 30 -700 owned and finance leased aircraft retirements.

Other operating expenses for second quarter 2024 increased by $137 million, or 14.3 percent, compared with second quarter 2023. Included within this line item was aircraft rentals expense in the amounts of $49 million for each of the three-month periods ended June 30, 2024 and 2023. On a per ASM basis, Other operating expenses increased 5.4 percent, compared with second quarter 2023. On a dollar and per ASM basis, (i) approximately 40 percent of the year-over-year increase was due to higher advertising expense, (ii) approximately 20 percent was due to higher revenue related expenses (including credit card processing charges), and (iii) approximately ten percent was due to higher per diem rates paid to Flight crews, primarily driven by the new Pilot and Flight Attendant ratified agreements.

Other expenses (income)

Interest income for second quarter 2024 decreased by $14 million, or 9.7 percent, compared with second quarter 2023, primarily due to lower cash and investment balances in the total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in millions)	2024	2023
Mark-to-market impact from fuel contracts settling in current and future periods	$2	$6
Premium benefit of fuel contracts not designated as hedges	(1)	—
Mark-to-market impact on deferred compensation plan investments	(8)	(16)
Other	2	3
	$(5)	$(7)

Income Taxes

The Company's effective tax rate was 23.2 percent in second quarter 2024, compared with 22.9 percent in second quarter 2023. The year-over-year increase in the tax rate was primarily due to the impact of projected pre-tax book income on the annual effective tax rate. The Company currently estimates its annual 2024 effective tax rate to be approximately 24 percent.

Comparison of six months ended June 30, 2024 and June 30, 2023

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

Operating Revenues

Passenger revenues for the six months ended June 30, 2024, increased by $910 million, or 7.9 percent, compared with the first six months of 2023. On a unit basis, Passenger revenues decreased 1.7 percent, year-over-year. The dollar increase was primarily due to a 9.7 percent increase in capacity due to increased flight activity and strong operational performance and completion factor for the six months ended June 30, 2024 versus 2023. For the six months ended June 30, 2024, the year-over-year Passenger revenue yield per ASM decrease was primarily driven by industry-wide domestic capacity growth outpacing demand, including the Company’s own capacity increase of 9.7 percent year-over-year. In addition, the Company has continued to gain experience with a new revenue management system that was implemented in 2023, which it believes will deliver better long-term performance compared with its prior system. However, during the first half of 2024, the Company believes it sold an excess number of seats for the peak summer travel period too early in the booking curve, leading to a further dilution in unit revenues.

Other revenues for the six months ended June 30, 2024, increased by $30 million, or 2.6 percent, year-over-year. On a dollar basis, the increase was primarily due to additional marketing revenue from Chase Bank USA, N.A., driven by improved retail spend on the Company's co-brand credit card.

Operating Expenses

Operating expenses for the six months ended June 30, 2024, increased by $1.4 billion, or 11.8 percent, compared with the first six months of 2023, and capacity increased 9.7 percent over the same prior year period. Approximately 45 percent of the increase in expense was due to higher Salaries, wages, and benefits expense, approximately 15 percent was due to higher Maintenance materials and repairs expense, and approximately 10 percent was due to higher Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2024 and 2023, followed by explanations of these changes on a dollar basis. Unless otherwise specified, changes on a per ASM basis were driven by changes in capacity, which increased and caused the Company's fixed costs to be spread over significantly more ASMs.

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2024		2023		change		change
Salaries, wages, and benefits	6.72	¢	6.53	¢	0.19	¢	2.9%
Fuel and oil	3.54		3.66		(0.12)		(3.3)
Maintenance materials and repairs	0.80		0.63		0.17		27.0
Landing fees and airport rentals	1.10		1.08		0.02		1.9
Depreciation and amortization	0.92		0.91		0.01		1.1
Other operating expenses	2.38		2.36		0.02		0.8
Total	15.46	¢	15.17	¢	0.29	¢	1.9%

Operating expenses per ASM for the first six months of 2024 increased by 1.9 percent, compared with the first six months of 2023. The majority of the year-over-year unit cost increase was primarily due to increases in Salaries, wages, and benefits expense and Maintenance materials and repairs expense, partially offset by a decrease in the Company's fuel cost per gallon. Operating expenses per ASM for the first six months of 2024, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 5.5 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2024 increased by $675 million, or 12.8 percent, compared with the first six months of 2023. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2024 increased 2.9 percent, compared with the first six months of 2023. On a dollar basis, approximately 45 percent of the increase was due to step/pay rate increases for certain workgroups (including the recently ratified labor contracts with the Company's Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents), and approximately 25 percent of the increase was driven by an increase in capacity and/or number of trips flown. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP measures.

Fuel and oil expense for the first six months of 2024 increased by $180 million, or 6.1 percent, compared with the first six months of 2023. On a per ASM basis, Fuel and oil expense for the first six months of 2024 decreased 3.3 percent. On a dollar basis, the increase was primarily attributable to an increase in fuel gallons consumed, partially offset by a decrease in the Company's fuel cost per gallon. On a per ASM basis, the decrease was primarily attributable to a decrease in the Company's fuel cost per gallon. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Six months ended June 30,
	2024	2023
Economic fuel costs per gallon	$2.84	$2.88
Fuel hedging premium expense (in millions)	$78	$61
Fuel hedging cash settlement gain (in millions)	$38	$103
Fuel hedging premium expense per gallon	$0.07	$0.06
Fuel hedging cash settlement gains per gallon	$0.03	$0.11

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first six months of 2024 increased by $200 million, or 39.1 percent, compared with the first six months of 2023. On a per ASM basis, Maintenance materials and repairs expense increased 27.0 percent, compared with the first six months of 2023. On a dollar and per ASM basis, approximately 65 percent of the increase was primarily due to an increase in engine shop visits and various other engine expenses for the Company's -700 and -800 fleet, approximately 15 percent of the increase was driven by airframe repairs due to a higher average cost per event and the timing of regular maintenance events, and approximately 10 percent was due to increased bulk purchases of materials for the Company's seat refurbishment efforts on its entire fleet.

Landing fees and airport rentals expense for the first six months of 2024 increased by $108 million, or 12.5 percent, compared with the first six months of 2023. On a per ASM basis, Landing fees and airport rentals expense increased 1.9 percent, compared with the first six months of 2023. On a dollar basis, approximately 80 percent of the increase was largely due to an increase in airport rental expense throughout the network driven by higher rates charged by airports, and the majority of the remainder of the increase was attributable to higher landing fees, primarily driven by both the increase in trips flown and higher rates charged by airports.

Depreciation and amortization expense for the first six months of 2024 increased by $81 million, or 11.1 percent, compared with the first six months of 2023. On a per ASM basis, Depreciation and amortization expense increased 1.1 percent, compared with the first six months of 2023. On a dollar basis, approximately 45 percent of the increase was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2024 and 2025, and approximately 30 percent of the increase was due to the acquisition of 45 -8 aircraft since second quarter 2023, as partially offset by 30 -700 owned and finance leased aircraft retirements.

Other operating expenses for the first six months of 2024 increased by $201 million, or 10.5 percent, compared with the first six months of 2023. Included within this line item was aircraft rentals expense in the amount of $101 million and $99 million for the six months ended June 30, 2024 and 2023, respectively. On a per ASM basis, Other operating expenses increased 0.8 percent, compared with the first six months of 2023. On a dollar basis, (i) approximately 50 percent of the year-over-year increase was due to higher advertising expense, (ii) approximately 25 percent of the increase was due to higher revenue related expenses (including credit card processing charges), (iii) approximately 15 percent of the increase was due to higher per diem rates paid to Flight crews, primarily driven by the new Pilot and Flight Attendant ratified agreements, and (iv) approximately 10 percent of the increase was due to higher professional fees driven by an increase in spend on technology enhancements and replacement projects.

Other expenses (income)

The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in millions)	2024	2023
Mark-to-market impact from fuel contracts settling in current and future periods	$3	$6
Premium benefit of fuel contracts not designated as hedges	(1)	—
Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Mark-to-market impact on deferred compensation plan investment	(23)	(26)
Other	4	3
	$(17)	$(21)

Income Taxes

The Company's effective tax rate was approximately 24.4 percent for the first six months of 2024, compared with 23.2 percent for the first six months of 2023. The year-over-year increase in the tax rate was primarily due to the impact of projected pre-tax book income on the annual effective tax rate.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2024	2023	Change	2024	2023	Change
Fuel and oil expense, unhedged	$1,581	$1,418		$3,091	$2,992
Add: Premium cost of fuel contracts designated as hedges	40	30		79	61
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(22)	(45)		(40)	(103)
Fuel and oil expense, as reported	$1,599	$1,403	14.0	$3,130	$2,950
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	1	—		2	—
Deduct: Premium benefit of fuel contracts not designated as hedges	(1)	—		(1)	—
Fuel and oil expense, excluding special items (economic)	$1,599	$1,403	14.0	$3,131	$2,950	6.1

Total operating expenses, net, as reported	$6,956	$6,242		$13,677	$12,232
Deduct: Labor contract adjustment (b) (c)	—	(84)		(9)	(84)
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	1	—		2	—
Deduct: Premium benefit of fuel contracts not designated as hedges	(1)	—		(1)	—
Deduct: Litigation settlements	—	(12)		(7)	(12)
Deduct: Professional advisory fees	$(7)	—		$(7)	—
Total operating expenses, excluding special items	$6,949	$6,146	13.1	$13,655	$12,136	12.5
Deduct: Fuel and oil expense, excluding special items (economic)	(1,599)	(1,403)		(3,131)	(2,950)
Operating expenses, excluding Fuel and oil expense and special items	$5,350	$4,743	12.8	$10,524	$9,186	14.6
Deduct: Profitsharing expense	(31)	(121)		(31)	(121)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$5,319	$4,622	15.1	$10,493	$9,065	15.8

Operating income, as reported	$398	$795		$6	$511
Add: Labor contract adjustment (b) (c)	—	84		9	84
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(1)	—		(2)	—
Add: Premium benefit of fuel contracts not designated as hedges	1	—		1	—
Add: Litigation settlements	—	12		7	12
Add: Professional advisory fees	$7	$—		$7	$—
Operating income, excluding special items	$405	$891	(54.5)	$28	$607	(95.4)

Other gains, net, as reported	$(5)	$(7)		$(17)	$(21)
Deduct: Mark-to-market impact from fuel contracts settling in current and future periods (a)	(2)	(6)		(3)	(6)
Add: Premium benefit of fuel contracts not designated as hedges	1	—		1	—
Add: Unrealized mark-to-market adjustment on available for sale securities	—	—		—	4
Other gains, net, excluding special items	$(6)	$(13)	(53.8)%	$(19)	$(23)	(17.4)%

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2024		2023		Change	2024		2023		Change
Income before income taxes, as reported	$478		$886			$181		$682
Add: Labor contract adjustment (b) (c)	—		84			9		84
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(1)		—			(2)		—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	2		6			3		6
Add: Litigation settlements	—		12			7		12
Add: Professional advisory fees	7		—			7		—
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—		—			—		(4)
Income before income taxes, excluding special items	$486		$988		(50.8)	$205		$780		(73.7)

Provision for income taxes, as reported	$111		$203			$44		$158
Add: Net income tax impact of fuel and special items (c)	5		27			9		27
Provision for income taxes, net, excluding special items	$116		$230		(49.6)	$53		$185		(71.4)
	$0.002024		$0.002023		Change					Change
Net income, as reported	$367		$683			$137		$524
Add: Labor contract adjustment (b) (c)	—		84			9		84
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (a)	(1)		—			(2)		—
Add: Mark-to-market impact from fuel contracts settling in current and future periods (a)	2		6			3		6
Add: Litigation settlements	—		12			7		12
Add: Professional advisory fees	7		—			7		—
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—		—			—		(4)
Deduct: Net income tax impact of special items (d)	(5)		(27)			(9)		(27)
Net income, excluding special items	$370		$758		(51.2)	$152		$595		(74.5)

Net income per share, diluted, as reported	$0.58		$1.08			$0.23		$0.84
Add: Impact of special items	0.01		0.14			0.03		0.01
Add: Net impact of net income above from fuel contracts divided by dilutive shares	—		0.01			—		0.01
Deduct: Net income tax impact of special items (d)	(0.01)		(0.04)			(0.01)		(0.01)
Net income per share, diluted, excluding special items	$0.58		$1.19		(51.3)	$0.25		$0.85		(70.6)

Operating expenses per ASM (cents)	15.04	¢	14.66	¢		15.46	¢	15.17	¢
Deduct: Impact of special items	(0.02)		(0.23)			(0.02)		(0.12)
Deduct: Fuel and oil expense divided by ASMs	(3.46)		(3.29)			(3.54)		(3.66)
Deduct: Profitsharing expense divided by ASMs	(0.06)		(0.29)			(0.04)		(0.15)

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2024		2023		Change	2024		2023		Change
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profitsharing (cents)	11.50	¢	10.85	¢	6.0	11.86	¢	11.24	¢	5.5
(a) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Represents changes in estimate related to the contract ratification bonus for the Company’s Ramp, Operations, Provisioning, and Cargo Agents as part of the tentative agreement ratified in March 2024 with TWU 555. The Company began accruing for all of its open labor contracts on April 1, 2022.
(c) The Company had not previously included an approximate $84 million adjustment associated with on-going labor contract negotiations during second quarter 2023 as a special item, and provided revised second quarter 2023 results in the Company's third quarter 2023 Form 10-Q. The Company has included the adjustment amount in its calculation of Non-GAAP financial measures for both the second quarter and year-to-date periods ending June 30, 2023. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(d) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended
	June 30, 2024
Operating loss, as reported	$(281)
Professional advisory fees	7
TWU 555 contract adjustment	9
TWU 556 contract adjustment	95
SWAPA contract adjustment	354
Net impact from fuel contracts	16
DOT settlement	107
Litigation settlements	7
Operating income, non-GAAP	$314
Net adjustment for aircraft leases (a)	127
Adjusted operating income, non-GAAP (A)	$441

Non-GAAP tax rate (B)	23.8%	(d)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$336

Debt, including finance leases (b)	$8,008
Equity (b)	10,604
Net present value of aircraft operating leases (b)	949
Average invested capital	$19,561
Equity adjustment for hedge accounting (c)	(61)
Adjusted average invested capital (D)	$19,500

Non-GAAP ROIC, pre-tax (A/D)	2.3%

Non-GAAP ROIC, after-tax (C/D)	1.7%
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
(d) The GAAP twelve month rolling tax rate as of June 30, 2024, was 41.0 percent, and the Non-GAAP twelve month rolling tax rate was 23.8 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating income, non-GAAP; Other gains, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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
1.Accruals associated with the recently ratified Ramp, Operations, Provisioning, and Cargo Agents contract. These amounts accrued in 2024 relate to additional compensation for services performed by Employees outside of this fiscal year;
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
5.A charge associated with a settlement reached with the Department of Transportation as a result of the Company's December 2022 operational disruption; and

6.Expenses associated with incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company, are not associated with the ongoing operation of the airline, and are difficult to predict in future periods.
Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating income, non-GAAP; Other gains, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

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

Liquidity and Capital Resources

Net cash used in operating activities was $23 million for the three months ended June 30, 2024, compared with $1.4 billion provided by operating activities in the same prior year period. Net cash used in operating activities was $128 million for the six months ended June 30, 2024, compared with $2.1 billion provided by operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the six months ended June 30, 2024, were largely impacted by the Company's net income (as adjusted for noncash items); the approximately $1.9 billion paid to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively; and the $105 million payout of the Company's Profitsharing Plan contribution for the 2023 Plan year. These decreases were partially offset by a $798 million increase in Air traffic liability driven by higher ticket sales related to an increase in capacity. The operating cash flows for the six months ended June 30, 2023, were largely impacted by the Company's net income (as adjusted for noncash items), an $809 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, and an increase of $140 million in excise tax liabilities due to an increase in sales related to an increase in travel demand. These increases were partially offset by a $243 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed

Consolidated Statement of Cash Flows, and a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the December 2022 operational disruption. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, pay dividends, and provide working capital.

Net cash used in investing activities totaled $206 million during the three months ended June 30, 2024, compared with $627 million used in investing activities in the same prior year period. Net cash used in investing activities for the six months ended June 30, 2024 was $791 million, compared with $2.2 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2024, Capital expenditures were $1.1 billion, compared with $2.0 billion in the same prior year period. Capital expenditures decreased, year-over-year, largely due to fewer aircraft deliveries during the six months ended June 30, 2024, compared to the same prior year period.

The Company continues to estimate its 2024 capital spending to be roughly $2.5 billion, which includes approximately $1.0 billion in aircraft capital spending, assuming approximately 20 -8 aircraft deliveries in 2024 and continued progress delivery payments for the Company's contractual 2025 firm orders. The Company and Boeing are in ongoing discussions regarding the negative financial impacts to the Company as a result of aircraft delivery delays. In accordance with applicable accounting guidance, any compensation negotiated and received from Boeing for financial damages associated with such delays would be expected to be realized as a reduction in the cost basis of certain aircraft either in the Company's fleet or associated with future deliveries from Boeing.

Net cash provided by financing activities was $4 million during the three months ended June 30, 2024, compared with $10 million provided by financing activities for the same prior year period. Net cash used in financing activities was $227 million during the six months ended June 30, 2024, compared with $253 million used in financing activities for the same prior year period. The Company paid $215 million in cash dividends to Shareholders and repaid $16 million in finance lease obligations during the six months ended June 30, 2024. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt. The Company's 2024 total scheduled debt repayments are expected to be $29 million. As the Company's $1.6 billion in Convertible Senior Notes and its $1.3 billion in Senior Unsecured Notes mature in second quarter 2025, they are now reflected in Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2024. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on future debt maturities. During the six months ended June 30, 2023, the Company paid $214 million in cash dividends to Shareholders and repaid $67 million in finance lease obligations.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the six months ended June 30, 2024 and 2023 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

As of June 30, 2024, the Company carried a working capital deficit of approximately $1.4 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $10.0 billion as of June 30, 2024, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of approximately $17.1 billion, including $14.3 billion in aircraft value and $2.8 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of July 25, 2024, for the years 2024 through 2031, the Company has firm orders with Boeing for 497 aircraft, and options for an additional 197 aircraft. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of June 30, 2024:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	19	378	346	32
737-800	175	9	206	190	16
737 -8	175	2	233	204	29
Totals		12	817	740	77

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial guidance for third quarter and full year 2024 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance and expectations;
•the Company’s estimated fuel costs, hedging gains, and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans and expectations for the repayment of debt, its interest expense, its effective tax rate, and its capital spending;
•the Company’s fleet plans, including with respect to fleet modernization, seats and trips, fleet utilization, flexibility, and expected fleet deliveries and retirements, and underlying expectations and dependencies;
•the Company’s expectations regarding its revenue management system, passenger demand, revenue trends, and bookings;
•the Company’s fleet and network-related plans and goals including, without limitation, with respect to better optimizing its network, operational goals, improving reliability, assigned and premium seating, cabin design and seating, and the introduction of redeye (i.e., overnight) flying;
•the Company’s focus areas, goals, opportunities, and initiatives including, without limitation, with respect to elevating the Customer experience and enhancing all-in value, redesigning the boarding model, improving financial performance, driving Shareholder value, operational excellence and reliability, regaining efficiencies, increasing productivity, and returning margins to historical levels;
•the Company’s expectations with respect to the Rights Plan;
•the Company’s labor plans and expectations;
•the Company’s short-term and long-term financial and operational goals;
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
•the Company's dependence on Boeing, Boeing’s suppliers, and the FAA with respect to the Company's fleet plans and deliveries, capacity and operational plans, assigned and premium seating plans, and other operational plans, strategies, and goals;
•the cost and effects of the actions of activist shareholders;
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
•the impact of fears or actual acts of terrorism or war, political instability, cyber-attacks, and other factors beyond the Company’s control on the Company’s plans, financial results, operations, and ability to adequately insure against risks; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as those under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible net cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. As of June 30, 2024, the estimated fair value of outstanding contracts was a net asset of $220 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in a net asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2024, the Company had eight counterparties for which the derivatives held were an asset and none in a loss position. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of June 30, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit are required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of June 30, 2024, at which such postings are triggered.

As of June 30, 2024, $30 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of June 30, 2024, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2024.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2024, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since about January 24, 2023, the Company’s senior officers and the Board have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On November 14, 2023, a third shareholder derivative suit was filed in the 134th Judicial District of Dallas County, Texas, by some of the same counsel involved in the June 13, 2023, suit against the same defendants in that suit and making allegations of the same operative facts and claims. On June 18, 2024, a fourth shareholder derivative suit was filed in the 101st Judicial District Court of Dallas County, Texas, asserting substantially similar claims as in the first two state court derivative suits. On June 26, 2024, a fifth shareholder derivative suit was filed in the United States District Court for the Northern District of Texas, asserting substantially similar claims as in the first federal derivative suit. The Company and the Board intend to address the derivative and books and records demands and the shareholder derivative suits in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors ("Special Litigation Committee") has been appointed to conduct an inquiry regarding the allegations in the derivative suits and derivative demand letters. In that regard, on December 15, 2023, the plaintiffs in the two state court derivative cases filed an unopposed motion to consolidate the two state derivative cases, to appoint lead counsel, and to stay the consolidated state court derivative case pending the outcome of the ongoing inquiry of the Special Litigation Committee. Further, in light of the ongoing inquiry of the Special Litigation Committee, on December 19, 2023, the Company filed an unopposed motion to extend a stay of the federal derivative case until at least February 26, 2024. On February 26, 2024, the Company filed a second unopposed motion to extend the stay of the federal derivative case until at least April 26, 2024. On April 26, 2024, the Company filed a third motion to extend the stay of the federal derivative case until at least June 25, 2024. On July 2, 2024, the Company filed a fourth motion to extend the stay of the federal derivative case until at least July 25, 2024. On or about July 25, 2024, the Company filed an additional motion to further extend the stay.

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

The Company’s business has been and could be negatively affected as a result of actions of activist shareholders, and such activism could adversely affect the strategic direction and business results of the Company.

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance, management or social changes, financial restructurings, increased borrowings, special dividends, stock repurchases, or sales of assets or entire companies to third parties or to the activist shareholders themselves. The Company has been and may continue to be subject to actions from activist shareholders or others that may not align with its business strategies or may not be in the best interests of all of its Shareholders. Actions taken by the Board and management in seeking to maintain constructive engagement with certain Shareholders may not be successful to prevent the occurrence of shareholder activist campaigns or changes that adversely affect the strategic direction or business results of the Company.

The Board received a letter dated June 10, 2024, from Elliott Investment Management L.P. (“Elliott”), stating that Elliott had made an investment of approximately $1.9 billion in the Company, representing an approximately 11 percent economic interest in the Company, and advocating for changes to the Company's management, the Board, and the Company's corporate strategy. In addition to Elliott's public release of its June 10th letter to the Board, Elliot has also made additional public statements that were critical of the Company’s management team, the Board and the Company’s business strategy and results. The Company values input from all Shareholders, including Elliott, and remains open to ongoing engagement with Elliott. Nevertheless, if the Company and Elliott do not reach an agreement in connection with Elliott’s proposals, there may be a contested election at the Company’s 2025 Annual Meeting of Shareholders, a demand to call a special meeting of shareholders, or other shareholder activism events or demands.

Responding to actions by activist shareholders has been, and may continue to be, costly and time-consuming and diverts the attention of the Board, management team, and Employees from the management of the Company’s operations and the pursuit of its business strategies. Further, actions of activist shareholders may cause fluctuations in the Company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business. Activist shareholder initiatives and perceived uncertainties as to the Company's future direction, strategy or leadership created as a consequence of such initiatives may be exploited by the Company’s competitors or result in the loss of potential business opportunities and make it more difficult to attract and retain investors, Customers, Employees, qualified directors and officers, and business partners. Changes to the Company’s business as a result of or in response to shareholder activism may not produce the anticipated economic benefits and may harm its reputation with Customers, Employees, and others, with related adverse economic consequences. Also, the Company has incurred, and may continue to incur, significant expenses related to activist shareholder matters (including, without limitation, legal fees, fees for financial advisors, fees for public relation advisors, and proxy solicitation expenses). If individuals with a specific agenda are elected or appointed to the Board, it may adversely affect the Company’s ability to effectively and timely implement its strategic plan to maximize value for Shareholders. Furthermore, if individuals are elected or appointed to the Board who do not agree with the Company’s strategic plan, the ability of the Board to function effectively could be adversely affected. As a result, activist shareholder campaigns could adversely affect the Company’s business, results of operations, financial condition, and share price.

In connection with any activist campaign, the Company may choose to initiate, or may become subject to, litigation, which could serve as a further distraction to the Board, management, and Employees and require the Company to incur significant additional costs.

The Company cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to the foregoing actions by activist shareholders and its responses thereto or the ultimate effects on its business, liquidity, financial condition, or results of operations.

In order to provide the Board with time to make informed decisions that are in the best interests of the Company and its Shareholders, on July 2, 2024, the Board adopted a shareholder rights plan (the “Rights Plan”) and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of common stock, which will cause substantial dilution to any person or group acquiring 12.5 percent or more of the Company’s outstanding common stock without the prior approval of the Board. The Rights Plan is designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating Company shareholders for that control. The Rights Plan may discourage, delay, or prevent a change of control or acquisition of the Company, even if such action may be considered beneficial by some Shareholders, and could limit the price that investors would be willing to pay in the future for the Company’s common stock. This description of the Rights Plan herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2024.

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

4.1
Rights Agreement, dated as of July 2, 2024, by and between Southwest Airlines Co. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed July 3, 2024 (File No. 1-7259)).

4.2	Description of Common Stock.
10.1	Supplemental Agreement No. 22 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 20, 2024 (File No. 1-7259)).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

July 26, 2024	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)