Form 10-Q
period 2024-09-30
SOUTHWEST AIRLINES CO
filed 2024-10-28
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 24, 2024: 599,737,219

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2024 and 2023
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2024 and 2023
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,503	$9,288
Short-term investments	879	2,186
Accounts and other receivables	1,177	1,154
Inventories of parts and supplies, at cost	770	807
Prepaid expenses and other current assets	601	520
Total current assets	11,930	13,955

Property and equipment, at cost:
Flight equipment	26,394	26,060
Ground property and equipment	7,955	7,460
Deposits on flight equipment purchase contracts	428	236
Assets constructed for others	87	62
	34,864	33,818
Less allowance for depreciation and amortization	15,091	14,443
	19,773	19,375
Goodwill	970	970
Operating lease right-of-use assets	1,101	1,223
Other assets	1,073	964
	$34,847	$36,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,518	$1,862
Accrued liabilities	2,096	3,606
Current operating lease liabilities	202	208
Air traffic liability	6,743	6,551
Current maturities of long-term debt	2,930	29
Total current liabilities	13,489	12,256

Long-term debt less current maturities	5,075	7,978
Air traffic liability - noncurrent	1,957	1,728
Deferred income taxes	2,094	2,044
Noncurrent operating lease liabilities	888	985
Other noncurrent liabilities	933	981
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,180	4,153
Retained earnings	16,178	16,297
Accumulated other comprehensive income	(37)	—
Treasury stock, at cost	(10,798)	(10,823)
Total stockholders' equity	10,411	10,515
	$34,847	$36,487

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Passenger	$6,250	$5,912	$18,673	$17,426
Freight	43	44	131	131
Other	577	569	1,749	1,711
Total operating revenues	6,870	6,525	20,553	19,268

OPERATING EXPENSES:
Salaries, wages, and benefits	3,070	2,728	9,010	7,991
Fuel and oil	1,417	1,564	4,548	4,514
Maintenance materials and repairs	335	326	1,046	836
Landing fees and airport rentals	493	457	1,468	1,324
Depreciation and amortization	438	375	1,250	1,107
Other operating expenses	1,079	958	3,188	2,868
Total operating expenses	6,832	6,408	20,510	18,640

OPERATING INCOME	38	117	43	628

OTHER EXPENSES (INCOME):
Interest expense	63	63	191	193
Capitalized interest	(9)	(4)	(24)	(15)
Interest income	(121)	(156)	(392)	(425)
Other (gains) losses, net	16	(23)	(1)	(44)
Total other income	(51)	(120)	(226)	(291)

INCOME BEFORE INCOME TAXES	89	237	269	919
PROVISION FOR INCOME TAXES	22	44	65	202

NET INCOME	$67	$193	$204	$717

NET INCOME PER SHARE, BASIC	$0.11	$0.32	$0.34	$1.20

NET INCOME PER SHARE, DILUTED	$0.11	$0.31	$0.34	$1.15

COMPREHENSIVE INCOME	$19	$336	$167	$574

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	599	596	598	595
Diluted	601	640	643	639
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515
Issuance of common and treasury stock pursuant to Employee stock plans	—	(25)	—	—	15	(10)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(231)	19	—	(212)
Balance at March 31, 2024	$888	$4,138	$15,959	$19	$(10,808)	$10,196
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5	17
Share-based compensation	—	7	—	—	—	7
Cash dividends, $0.18 per share	—	—	(108)	—	—	(108)
Stock warrants repurchase	—	(6)	—	—	—	(6)
Comprehensive income (loss)	—	—	367	(8)	—	359
Balance at June 30, 2024	$888	$4,151	$16,218	$11	$(10,803)	$10,465
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	5	15
Share-based compensation	—	19	—	—	—	19
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	67	(48)	—	19
Balance at September 30, 2024	$888	$4,180	$16,178	$(37)	$(10,798)	$10,411

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)	$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	1	—	—	7	8
Share-based compensation	—	20	—	—	—	20
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive loss	—	—	(159)	(147)	—	(306)
Balance at March 31, 2023	$888	$4,058	$15,995	$197	$(10,836)	$10,302
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	5	16
Share-based compensation	—	34	—	—	—	34
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	683	(139)	—	544
Balance at June 30, 2023	$888	$4,103	$16,571	$58	$(10,831)	$10,789
Issuance of common and treasury stock pursuant to Employee stock plans	—	9	—	—	4	13
Share-based compensation	—	23	—	—	—	23
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income	—	—	193	143	—	336
Balance at September 30, 2023	$888	$4,135	$16,657	$201	$(10,827)	$11,054
    See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67	$193	$204	$717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	438	375	1,250	1,107
Unrealized mark-to-market adjustment on available for sale securities	—	—	—	(4)
Unrealized/realized gain (loss) on fuel derivative instruments	15	(21)	17	(14)
Deferred income taxes	19	57	62	214
Changes in certain assets and liabilities:
Accounts and other receivables	193	(216)	(80)	(405)
Other assets	(13)	(35)	4	74
Accounts payable and accrued liabilities	(196)	352	(1,668)	645
Air traffic liability	(377)	(59)	421	750
Other liabilities	(18)	(89)	(136)	(180)
Cash collateral received from (provided to) derivative counterparties	(8)	40	(28)	(6)
Other, net	(7)	19	(60)	(159)
Net cash provided by (used in) operating activities	113	616	(14)	2,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(517)	(842)	(1,594)	(2,812)
Assets constructed for others	(10)	(8)	(26)	(23)
Purchases of short-term investments	(636)	(1,620)	(3,845)	(5,347)
Proceeds from sales of short-term and other investments	1,621	2,406	5,160	5,914
Other, net	—	—	(29)	—
Net cash provided by (used in) investing activities	458	(64)	(334)	(2,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payroll Support Program stock warrants repurchase	—	—	(6)	—
Proceeds from Employee stock plans	15	13	46	36
Payments of long-term debt and finance lease obligations	(11)	(11)	(27)	(78)
Payments of cash dividends	(216)	(214)	(431)	(428)
Other, net	2	(1)	(19)	4
Net cash used in financing activities	(210)	(213)	(437)	(466)

NET CHANGE IN CASH AND CASH EQUIVALENTS	361	339	(785)	5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,142	9,158	9,288	9,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,503	$9,497	$8,503	$9,497

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$14	$19	$124	$134
Income taxes	$—	$1	$7	$9

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$23	$9	$42	$78
Flight and ground equipment acquired or modified under finance leases	$17	$—	$16	$—
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Income
5. Revenue
6. Net Income Per Share
7. Fair Value Measurements
8. Supplemental Financial Information
9. Commitments and Contingencies
10. Financing Activities
11. Shareholder Rights Plan

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2024 and 2023 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In many years, the Company's revenues, as well as its Operating income and Net income, have performed better in its second and third fiscal quarters than in its first and fourth fiscal quarters. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's fuel hedging program. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2024. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

In late December 2022, the Company experienced a wide-scale operational disruption as extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. Subsequent to Winter Storm Elliott, the Company was challenged to realign flight crews, flight schedules, and aircraft for a period of several days during this peak demand travel period. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. These events also created a deceleration in bookings, primarily isolated to January and February 2023, as well as increased first quarter 2023 expenses by approximately $55 million, which are included in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2023. These first quarter 2023 expenses included reimbursements to Customers impacted by the cancellations for costs they incurred in excess of the amounts accrued as of December 31, 2022, adjustments to the estimated value of Rapid Rewards points offered as a gesture of goodwill to Customers as a result of changes in the estimates of the points expected to be redeemed, and additional premium pay and additional compensation for Employees directly or indirectly impacted by the cancellations and recovery efforts.

Based on the Company's wide-scale operational disruption, the Company has been subject to inquiries and investigations by governmental agencies (including with respect to a December 2023 settlement with the Department of Transportation) and could be subject to fines and/or penalties resulting from those inquiries and investigations, as well as litigation from Customers and Shareholders.
During second quarter 2024, the Company identified certain Boeing 737-700 ("-700") aircraft that are planned for early retirement in 2025. These accelerated retirement dates, and the corresponding impact to depreciation expense, are considered a change in estimate and resulted in the following impact to Depreciation and amortization expense for the three and nine months ended September 30, 2024:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended	Nine months ended
(in millions, except per share amounts)	September 30, 2024	September 30, 2024
Depreciation and amortization expense	$30	$39
Net income *	$(19)	$(25)
Net income per basic share	$(0.03)	$(0.04)
Net income per diluted share	$(0.03)	$(0.04)
* net of profitsharing benefit and income taxes

2.    NEW ACCOUNTING PRONOUNCEMENTS

On December 14, 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases transparency and decision usefulness of income tax disclosures for investors by requiring information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard is effective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company has evaluated this new standard and does not expect it to have a significant impact on its financial statement disclosures. The Company will adopt this standard as of January 1, 2025.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, but early adoption is permitted. This standard is applicable to the Company due to the single reportable segment requirement. The Company plans on including all required disclosures within its Form 10-K for the year ended December 31, 2024.

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

As of September 30, 2024, the Company had fuel derivative instruments in place to provide coverage at varying price levels. The following table provides information about the Company’s volume of fuel hedged on an economic basis:

	Maximum fuel hedged as of
	September 30, 2024	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	September 30, 2024
Remainder of 2024	316	West Texas Intermediate ("WTI") crude oil, Brent crude oil, and Heating oil
2025	1,033	Brent crude oil
2026	945	Brent crude oil
2027	101	Brent crude oil
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

When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel hedging portfolio, any subsequent changes in fair value of those positions are marked to market through the unaudited Condensed Consolidated Statement of Comprehensive Income. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through the unaudited Condensed Consolidated Statement of Comprehensive Income. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into the unaudited Condensed Consolidated Statement of Comprehensive Income. During third quarter 2024, the routine statistical analysis performed by the Company to determine which commodities qualify for special hedge accounting treatment on a prospective basis indicated that WTI crude oil-based derivatives no longer qualify for hedge accounting. This change is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, all WTI-based instruments have been de-designated from their hedging relationships and the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for third quarter 2024, and will also be marked to market in the same manner in fourth quarter 2024. The Company currently has no WTI crude oil based derivatives that settle beyond December 31, 2024. The change in fair value of the Company's WTI derivative contracts during third quarter 2024 was a decrease of $23 million, which resulted in a corresponding loss in the Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements.

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

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	9/30/2024	12/31/2023	9/30/2024	12/31/2023
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$17	$86	$—	$—
Fuel derivative contracts (gross)	Other assets	110	137	—	—
Total derivatives designated as hedges		$127	$223	$—	$—

Derivatives not designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$7	$—	$2	$—
Total derivatives		$134	$223	$2	$—
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	September 30,	December 31,
(in millions)	location	2024	2023
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$4	$15
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	18	35
Receivable from third parties for fuel contracts	Accounts and other receivables	1	12

All of the Company's derivative instruments are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for its derivative instruments and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If the Company's fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2024				December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$24	$(6)	$18		$86	$(15)	$71
Fuel derivative contracts	Other assets	$110	$(18)	$92	(a)	$137	$(35)	$102	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2024				December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$6	$(6)	$—		$15	$(15)	$—
Fuel derivative contracts	Other assets	$18	$(18)	$—	(a)	$35	$(35)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023:

Location and amount recognized in income on cash flow hedging relationships
	Three months ended September 30, 2024		Three months ended September 30, 2023
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$15	$2	$(52)	$2

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	15	—	(52)	—
Other:
Amount of loss reclassified from AOCI into income	—	2	—	2

Location and amount recognized in income on cash flow hedging relationships
	Nine months ended September 30, 2024		Nine months ended September 30, 2023
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$54	$6	$(93)	$5

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	54	—	(93)	—
Other:
Amount of loss reclassified from AOCI into income	—	6	—	5

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2024	2023
Fuel derivative contracts	$61	$(175)
Other	—	(7)
Total	$61	$(182)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2024	2023
Fuel derivative contracts	$83	$78
Other	—	(7)
Total	$83	$71

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2024	2023
Fuel derivative contracts	$29	$(33)	Other (gains) losses, net

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Nine months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2024	2023
Fuel derivative contracts	$31	$(26)	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three and nine months ended September 30, 2024 and 2023. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) losses, net. The following tables present the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Income during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	September 30,
(in millions)	2024	2023
Fuel derivative contracts designated as hedges	$34	$30	Fuel and oil
Fuel derivative contracts not designated as hedges	5	—	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Premium expense recognized in income on derivatives

	Nine months ended		Location of premium expense recognized in income on derivatives
	September 30,
(in millions)	2024	2023
Fuel derivative contracts designated as hedges	$114	$91	Fuel and oil
Fuel derivative contracts not designated as hedges	5	—	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized losses from fuel hedges as of September 30, 2024, recorded in AOCI, were approximately $85 million in unrealized losses, net of taxes, which are expected to be realized in the unaudited Condensed Consolidated Statement of Comprehensive Income during the twelve months subsequent to September 30, 2024.

Interest Rate Swaps
The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of September 30, 2024, or as of December 31, 2023. The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented. During the nine months ended September 30, 2023, all of the Company's interest rate swap agreements qualified for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination, and, thus, there was no ineffectiveness to be recorded in the unaudited Condensed Consolidated Statement of Comprehensive Income. All interest rate swap agreements were terminated prior to December 31, 2023.

Credit Risk and Collateral
Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company as of the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of September 30, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit were required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of September 30, 2024, at which such postings are triggered:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	I	Total
Fair value of fuel derivatives	$27	$15	$22	$11	$20	$8	$15	$10	$4	$132
Cash collateral held from CP	22	—	—	—	—	—	—	—	—	22
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A	(a)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)	(b) (d)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)	(b) (d)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
(a) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(b) Thresholds may vary based on changes in credit ratings within investment grade.
(c) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(d) Cash collateral is not required based on the current credit rating.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,
(in millions)	2024	2023
NET INCOME	$67	$193
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($14) and $41	(50)	135
Other, net of deferred taxes of $— and $2	2	8
Total other comprehensive income (loss)	$(48)	$143
COMPREHENSIVE INCOME	$19	$336

	Nine months ended September 30,
(in millions)	2024	2023
NET INCOME	$204	$717
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($12) and ($45)	(42)	(150)
Other, net of deferred taxes of $1 and $6	5	7
Total other comprehensive loss	$(37)	$(143)
COMPREHENSIVE INCOME	$167	$574

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2024:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at June 30, 2024	$(125)	$149	$(11)	$(2)	$11
Changes in fair value	(79)	—	—	18	(61)
Reclassification to earnings	15	—	2	(4)	13
Balance at September 30, 2024	$(189)	$149	$(9)	$12	$(37)

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(135)	$149	$(15)	$1	$—
Changes in fair value	(108)	—	—	25	(83)
Reclassification to earnings	54	—	6	(14)	46
Balance at September 30, 2024	$(189)	$149	$(9)	$12	$(37)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2024:

Three months ended September 30, 2024
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$15	Fuel and oil expense
	4	Less: Tax expense
	$11	Net of tax
Other	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$13	Net of tax

Nine months ended September 30, 2024
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$54	Fuel and oil expense
	13	Less: Tax expense
	$41	Net of tax
Other	$6	Other operating expenses
	1	Less: Tax expense
	$5	Net of tax

Total reclassifications for the period	$46	Net of tax

5.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Passenger non-loyalty	$5,092	$4,758	$15,316	$14,023
Passenger loyalty - air transportation	896	916	2,589	2,730
Passenger ancillary sold separately	262	238	768	673
Total passenger revenues	$6,250	$5,912	$18,673	$17,426

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2024, and December 31, 2023, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	September 30, 2024	December 31, 2023
Air traffic liability - passenger travel and ancillary passenger services	$3,814	$3,363
Air traffic liability - loyalty program	4,886	4,916
Total Air traffic liability	$8,700	$8,279

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Air traffic liability - loyalty program - beginning balance	$4,962	$5,079	4,916	$5,189
Amounts deferred associated with points awarded	851	859	2,645	2,609
Revenue recognized from points redeemed - Passenger	(896)	(916)	(2,589)	(2,730)
Revenue recognized from points redeemed - Other	(31)	(26)	(86)	(72)
Air traffic liability - loyalty program - ending balance	$4,886	$4,996	$4,886	$4,996

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
(in millions)	2024	2023
Air traffic liability - beginning balance	$8,279	$8,250
Current period sales (a)	19,181	18,249
Revenue from amounts included in contract liability opening balances	(4,593)	(5,263)
Revenue from current period sales	(14,167)	(12,236)
Air traffic liability - ending balance	$8,700	$9,000
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

Under the Company's policy, flight credits never expire. However, as the Company believes that a portion of Customer flight credits issued will not be redeemed, it estimates and records breakage associated with such amounts. Customer flight credits represent approximately 6 percent and 8 percent of the total Air traffic liability balance as of September 30, 2024, and December 31, 2023, respectively.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, its co-branded credit card agreement with Chase Bank USA, N.A, within Other operating revenues. For the three months ended September 30, 2024 and 2023, the Company recognized $538 million and $526 million of such revenue, respectively. For each of the nine month periods ended September 30, 2024 and 2023, the Company recognized $1.6 billion.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company paid approximately $6 million during June 2024 to repurchase and cancel its outstanding stock warrants, previously issued in connection with the Payroll Support Program.

	Three months ended September 30,			Nine months ended September 30,
	2024		2023	2024	2023
NUMERATOR:
Net income	$67		$193	$204	$717
Add: Interest expense	—	(a)	5	15	15
Net income attributable to common stockholders	$67		$198	$219	$732

DENOMINATOR:
Weighted-average shares outstanding, basic	599		596	598	595
Dilutive effects of Convertible Notes	—		42	43	42
Dilutive effect of restricted stock units	2		2	2	2
Adjusted weighted-average shares outstanding, diluted	601		640	643	639

NET INCOME PER SHARE:
Basic	$0.11		$0.32	$0.34	$1.20
Diluted	$0.11		$0.31	$0.34	$1.15

Antidilutive amounts excluded from calculations:
Convertible debt	44		—	—	—
Restricted stock units	—		1	1	1
(a) For the three months ended September 30, 2024, Interest expense is not added back to the numerator due to the Convertible Notes being anti-dilutive.

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

As of September 30, 2024, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term

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

Included in Other available-for-sale securities are the Company’s investments associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses, net line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$8,111	$8,111	$—	$—
Commercial paper	90	—	90	—
Certificates of deposit	2	—	2	—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	690	690	—	—
Certificates of deposit	189	—	189	—
Fuel derivatives:
Option contracts (b)	134	—	—	134
Equity Securities	354	354	—	—
Total assets	$9,870	$9,155	$581	$134
Liabilities
Fuel derivatives:
Option contracts (b)	$(2)	$—	$—	$(2)
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as a net asset. See Note 3.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,032	$9,032	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	21	—	21	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	1,983	1,983	—	—
Certificates of deposit	203	—	203	—
Fuel derivatives:
Option contracts (b)	223	—	—	223
Equity Securities	280	280	—	—
Total assets	$11,977	$11,295	$459	$223
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2024, or the year ended December 31, 2023. The following tables present the

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of June 30, 2024	$220
Total loss for the period
Included in earnings	(29)	(a)
Included in other comprehensive income	(79)
Purchases	31	(b)
Settlements	(11)
Balance as of September 30, 2024	$132
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2024	$17	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2024	$79
(a) Included in Other (gains) losses, net, within the unaudited Condensed Consolidated Statement of Comprehensive Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2023	$223
Total loss for the period
Included in earnings	(31)	(a)
Included in other comprehensive income	(108)
Purchases	97	(b)
Settlements	(49)
Balance as of September 30, 2024	$132
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$17	(a)
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024	$114
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of September 30, 2024:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Fourth quarter 2024	17-44%	33%
			2025	24-30%	25%
			2026	22-27%	24%
			2027	21-24%	23%
(a) Implied volatility weighted by the notional amount (barrels of underlying commodity) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s outstanding debt (including current maturities), as well as the applicable fair value hierarchy tier, as of September 30, 2024, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Carrying value	Estimated fair value	Fair value level hierarchy
5.25% Notes due 2025	$1,302	$1,303	Level 2
1.25% Convertible Notes due 2025	1,611	1,626	Level 2
3.00% Notes due 2026	300	291	Level 2
7.375% Debentures due 2027	108	115	Level 2
3.45% Notes due 2027	300	291	Level 2
5.125% Notes due 2027	1,727	1,759	Level 2
2.625% due 2030	500	453	Level 2
1.000% Payroll Support Program Loan due 2030 (a)	976	969	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	566	546	Level 3
1.000% Payroll Support Program Loan due 2031 (a)	526	500	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans. The fifth anniversary for the first tranche occurs in April 2025.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2024	December 31, 2023
Trade receivables	$50	$104
Credit card receivables	168	200
Business partners and other suppliers	632	501
Taxes receivable	10	35
Fuel hedging and receivables	1	12
Reinsurance receivable	203	145
Other	113	157
Accounts and other receivables	$1,177	$1,154

(in millions)	September 30, 2024	December 31, 2023
Derivative contracts	$92	$102
Intangible assets, net	300	296
Equity securities	354	280
Prepaid maintenance	271	258
Other	56	28
Other assets	$1,073	$964

(in millions)	September 30, 2024	December 31, 2023
Accounts payable trade	$389	$265
Salaries, withholdings and payroll taxes	437	400
Ticket taxes and fees	278	302
Aircraft maintenance payable	31	140
Fuel payable	55	161
Dividends payable	—	107
Third party services	123	269
Other payable	205	218
Accounts payable	$1,518	$1,862

(in millions)	September 30, 2024	December 31, 2023
Voluntary Separation Program	$65	$65
Profitsharing and savings plans	72	141
Vacation pay	619	516
Health	171	163
Workers compensation	162	133
Property and income taxes	73	63
Interest	72	34
Bonus and incentive pay (a)	180	2,022
Reinsurance payable	265	190
Aircraft maintenance	122	26
Other	295	253
Accrued liabilities	$2,096	$3,606

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	September 30, 2024	December 31, 2023
Voluntary Separation Program	$7	$61
Postretirement obligation	280	269
Other deferred compensation	412	358
Other	234	293
Other noncurrent liabilities	$933	$981
(a) Balance as of December 31, 2023 primarily consists of contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay. Approximately $1.9 billion was paid in the nine months ended September 30, 2024 to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively.

For further information on derivative instruments, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, and other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft, which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received nine -8 aircraft deliveries from Boeing in third quarter 2024 and retired 14 -700 aircraft and one 737-800 ("-800") aircraft.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of manufacturing challenges, delays in achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer, and a work stoppage that began in September 2024. During 2024, as a result of Boeing's delivery delays, the Company conservatively re-planned its capacity and delivery expectations for the remainder of this year and for 2025. The Company will continue to closely monitor the ongoing aircraft delivery delays with Boeing and adjust expectations as needed.

In July 2024, the Company exercised two -7 options for delivery in 2025 and converted two 2025 -7 firm orders into 2025 -8 firm orders. In September 2024, the Company exercised four -7 options for delivery in 2025. As of September 30, 2024, the Company had the following firm orders and options for future periods:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2024	27		58		—	85	(c)
2025	44		21		8	73
2026	59		—		27	86
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	292	(a)	209	(b)	193	694
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
(c) Includes 19 -8 deliveries received year-to-date through September 30, 2024, and one additional -8 delivery received in October 2024. Given the Company's continued discussions with Boeing and expected aircraft delivery delays, the Company continues to plan for 20 -8 aircraft deliveries in 2024.

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of September 30, 2024, were: $1.6 billion remaining in 2024, $1.8 billion in 2025, $1.8 billion in 2026, $2.6 billion in 2027, $2.9 billion in 2028, $2.5 billion in 2029, and $2.7 billion thereafter.
Subsequent to September 30, 2024 and through October 24, 2024, the Company exercised five -7 options for delivery in 2025, one -7 option for delivery in 2026, and converted nine 2025 -7 firm orders into 2025 -8 firm orders, resulting in the Company's 2025 and 2026 capital commitments increasing to $2.0 billion and $1.9 billion, respectively.

Contingencies

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On March 22, 2024, the parties in the Company's case submitted a proposed case schedule through trial. The Court subsequently set a trial date of July 21, 2025. The Company is filing a motion for decertification with a hearing set for January 30, 2025. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

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

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of September 30, 2024, but are classified within Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet due to their maturity on May 1, 2025. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The Company intends to settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value settled in cash or shares of common stock. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in July 2024, the bond conversion rate changed, and was 27.1951 as of September 30, 2024. The Company repurchased $689 million in principal of its Convertible Notes during the years ended December 31, 2021 and 2022, and the net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of September 30, 2024, and December 31, 2023. There were no Convertible Note conversions exercised or settled or partial extinguishments of debt during the nine months ended September 30, 2024 and 2023.

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Non-cash amortization of debt issuance costs	$3	$3	$8	$8
Contractual coupon interest	5	5	15	15
Total interest expense	$8	$8	$23	$23

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies with regards to the Convertible Notes during the nine months ended September 30, 2024. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three and nine months ended September 30, 2024.

In second quarter 2024, the Company repurchased and terminated the Company's outstanding stock warrants that were previously issued in connection with the Payroll Support Program. The total value of the repurchase was approximately $6 million.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the nine months ended September 30, 2024 and 2023, there were no amounts outstanding under the Amended Credit Agreement.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On December 5, 2022, the Company signed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft was purchased, the Company relieved its related lease liability but continued to recognize the cost of the aircraft within Property and equipment in the unaudited Condensed Consolidated Balance Sheet. As of March 31, 2023, the Company had completed the purchase of all 39 aircraft, including the 31 aircraft purchased in 2022. The Company paid the lessor $88 million as part of this transaction for the remaining eight aircraft in first quarter 2023, of which $50 million was recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. The remaining $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for the nine months ended September 30, 2023. As of September 30, 2024, the Company has 19 finance leased aircraft remaining. There was no gain or loss recorded as a result of these transactions.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

11. SHAREHOLDER RIGHTS PLAN

On July 2, 2024, the Company's Board of Directors (the “Board”) adopted a shareholder rights plan and declared a dividend of one right (a “Right”) in respect of each of the Company’s issued and outstanding shares of common stock, par value $1.00 per share (“Common Stock”), payable to the shareholders of record at the close of business on July 15, 2024. Each Right initially entitled the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one ten-thousandth (a “Unit”) of a share of Common Stock, at a price equal to the quotient of $170.00 divided by ten thousand for each Unit of a share of Common Stock, subject to certain adjustments (as adjusted from time to time, the “Exercise Price”). The terms of the Rights were set forth in the Rights Agreement, dated as of July 2, 2024 (as it may have been amended from time to time, the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, as rights agent (or any successor rights agent, the “Rights Agent”).

The adoption of the Rights Agreement was intended to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control. In general terms, the Rights Agreement imposed significant dilution upon any person or group (other than the Company or certain related persons) that was or became the beneficial owner of 12.5 percent (the “Triggering Percentage”) or more of the Company’s outstanding Common Stock without the prior approval of the Board. A person or group that became the beneficial owner of the Triggering Percentage or more was called an “Acquiring Person.” Any Rights held by an Acquiring Person would have become null and void and not exercisable. Shareholders that beneficially owned the Triggering Percentage or more of the Company’s outstanding Common Stock on the date the plan was adopted, were not considered Acquiring Persons; however, such Shareholders generally could not have acquired, or obtained the right to acquire, beneficial ownership of one or more additional shares of the Company’s outstanding Common Stock. The term “beneficial ownership” was defined in the Rights Agreement and included, among other things, certain securities that may have been exercised or converted into shares of Common Stock and certain derivative arrangements.

The Rights were set to expire prior to the earliest of (i) the close of business on July 1, 2025; (ii) the time at which the Rights were redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights were exchanged pursuant to the Rights Agreement; and (iv) upon the occurrence of certain transactions.

This description of the Rights Agreement herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2024.

On October 23, 2024 (the “Cooperation Agreement Effective Date”), the Company entered into a Cooperation Agreement (“Cooperation Agreement”) by and among Elliott Investment Management L.P., a Delaware limited partnership, Elliott Associates, L.P., a Delaware limited partnership, Elliott International, L.P., a Cayman Islands limited partnership, and The Liverpool Limited Partnership, a Bermuda limited partnership. Pursuant to the Cooperation Agreement, the Company agreed to terminate the Rights Agreement no later than two business days after the Cooperation Agreement Effective Date.

On October 25, 2024, the Company and the Rights Agent entered into the Amendment to the Rights Agreement (the “Amendment to the Rights Agreement”), which amended the Rights Agreement. The Amendment to the Rights Agreement terminated the Rights Agreement by advancing the expiration time of the Rights to 5:00 P.M., New York City time, on October 25, 2024. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s Common Stock pursuant to the Rights Agreement, expired.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2024 and 2023 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2024	2023	Change
Revenue passengers carried (000s)	35,516	35,349	0.5%
Enplaned passengers (000s)	44,711	44,598	0.3%
Revenue passenger miles (RPMs) (in millions)(a)	36,735	35,624	3.1%
Available seat miles (ASMs) (in millions)(b)	45,219	44,169	2.4%
Load factor(c)	81.2%	80.7%	0.5	pts.
Average length of passenger haul (miles)	1,034	1,008	2.6%
Average aircraft stage length (miles)	770	735	4.8%
Trips flown	364,609	374,926	(2.8)%
Seats flown (000s)(d)	58,119	59,494	(2.3)%
Seats per trip(e)	159.4	158.7	0.4%
Average passenger fare	$175.97	$167.24	5.2%
Passenger revenue yield per RPM (cents)(f)	17.01	16.60	2.5%
Operating revenues per ASM (cents)(g)	15.19	14.77	2.8%
Passenger revenue per ASM (cents)(h)	13.82	13.38	3.3%
Operating expenses per ASM (cents)(i)	15.11	14.51	4.1%
Operating expenses per ASM, excluding fuel (cents)	11.97	10.97	9.1%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.94	10.88	9.7%
Fuel costs per gallon, including fuel tax	$2.52	$2.80	(10.0)%
Fuel costs per gallon, including fuel tax (economic)	$2.55	$2.78	(8.3)%
Fuel consumed, in gallons (millions)	562	557	0.9%
Active fulltime equivalent Employees	73,463	74,181	(1.0)%
Aircraft at end of period(j)	811	817	(0.7)%

	Nine months ended September 30,
	2024	2023	Change
Revenue passengers carried (000s)	105,897	101,296	4.5%
Enplaned passengers (000s)	132,875	127,050	4.6%
Revenue passenger miles (RPMs) (in millions)(a)	108,044	100,676	7.3%
Available seat miles (ASMs) (in millions)(b)	133,717	124,810	7.1%
Load factor(c)	80.8%	80.7%	0.1	pts.
Average length of passenger haul (miles)	1,020	994	2.6%
Average aircraft stage length (miles)	763	726	5.1%
Trips flown	1,090,337	1,074,136	1.5%
Seats flown (000s)(d)	173,588	170,116	2.0%
Seats per trip(e)	159.2	158.4	0.5%
Average passenger fare	$176.34	$172.03	2.5%
Passenger revenue yield per RPM (cents)(f)	17.28	17.31	(0.2)%
Operating revenues per ASM (cents)(g)	15.37	15.44	(0.5)%
Passenger revenue per ASM (cents)(h)	13.96	13.96	—%
Operating expenses per ASM (cents)(i)	15.34	14.93	2.7%
Operating expenses per ASM, excluding fuel (cents)	11.94	11.32	5.5%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.90	11.19	6.3%
Fuel costs per gallon, including fuel tax	$2.73	$2.85	(4.2)%
Fuel costs per gallon, including fuel tax (economic)	$2.74	$2.85	(3.9)%
Fuel consumed, in gallons (millions)	1,663	1,578	5.4%
Active fulltime equivalent Employees	73,463	74,181	(1.0)%
Aircraft at end of period(j)	811	817	(0.7)%
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
(j)Included three Boeing 737 Next Generation aircraft in storage as of September 30, 2023.

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

	Three months ended September 30,
(in millions, except per share amounts)
GAAP	2024	2023	Change
Operating income	$38	$117	(67.5)%
Net income	$67	$193	(65.3)%
Net income per share, diluted	$0.11	$0.31	(64.5)%

Non-GAAP
Operating income	$32	$224	(85.7)%
Net income	$89	$240	(62.9)%
Net income per share, diluted	$0.15	$0.38	(60.5)%

The Company recorded third quarter 2024 operating revenues of $6.9 billion, a third quarter Company record, driven by record third quarter passenger revenue, other revenue, and passengers carried.

Despite the third quarter record revenue performance, the Company's operating income and net income for the three months ended September 30, 2024, on a GAAP and non-GAAP basis, decreased compared to the same prior year period primarily due to higher operating expenses, driven by higher Salaries, wages, and benefits expense, which exceeded the year-over-year increase in Operating revenues. On a GAAP basis, the Company's Operating expenses increased 6.6 percent year-over-year, while Operating revenues increased 5.3 percent. Operating expenses on a GAAP basis for the three months ended September 30, 2023 included incremental expense of $96 million related to the contract ratification bonus for the Company's Flight Attendants as part of the tentative agreement reached in October 2023 and ratified in April 2024.

	Nine months ended September 30,
(in millions, except per share amounts)
GAAP	2024	2023	Change
Operating income	$43	$628	(93.2)%
Net income	$204	$717	(71.5)%
Net income per share, diluted	$0.34	$1.15	(70.4)%

Non-GAAP
Operating income	$60	$832	(92.8)%
Net income	$241	$836	(71.2)%
Net income per share, diluted	$0.40	$1.33	(69.9)%

The Company's operating income and net income for the nine months ended September 30, 2024, on a GAAP and non-GAAP basis, decreased compared to the same prior year period, driven by higher Salaries, wages, and benefits expense and higher Maintenance materials and repairs expense. On a GAAP basis, although Operating revenues increased 6.7 percent, the Company's Operating expenses increased 10.0 percent year over year. Operating expenses for the nine months ended September 30, 2023 included incremental expense of $180 million related to the contract ratification bonus for the Company's Flight Attendants as part of the tentative agreement reached in October 2023 and ratified in April 2024.

2024 Outlook

The following tables present current selected financial guidance for fourth quarter 2024:

4Q 2024 Estimation
RASM (a), year-over-year	Up 3.5% to 5.5%
ASMs (b), year-over-year	Down ~4%
Economic fuel costs per gallon (c)(d)	$2.25 to $2.35
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$0.01
ASMs per gallon (fuel efficiency)	81 to 82
CASM-X (e), year-over-year (c)(f)	Up 11% to 13%
Scheduled debt repayments (millions)	~$5
Interest expense (millions)	~$62
Aircraft (g)	796
(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity"). The Company's flight schedule is published for sale through June 4, 2025. The Company expects first quarter 2025 capacity to decrease in the range of 1 percent to 3 percent, year-over-year.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of October 16, 2024, fourth quarter and full year 2024 economic fuel costs per gallon are estimated to be in the range of $2.25 to $2.35 and $2.60 to $2.70, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) Aircraft on property, end of period. The Company continues to plan for 20 Boeing 737-8 ("-8") aircraft deliveries and now expects 41 aircraft retirements in 2024, comprised of 37 Boeing 737-700s ("-700") and four Boeing 737-800s ("-800"). The delivery schedule for the Boeing 737-7 ("-7") is dependent on the Federal Aviation Administration ("FAA") issuing required certifications and approvals to The Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and Boeing may continue to experience manufacturing challenges, so the Company offers no assurances that current estimations and timelines will be met.

The Company expects fourth quarter 2024 unit revenues to increase in the range of 3.5 percent to 5.5 percent on a year-over-year basis with capacity down approximately 4 percent, also on a year-over-year basis. This guidance range contemplates a headwind of just under one-half point from Hurricane Milton and the resulting Customer cancellations. Thus far in the quarter, travel demand remains healthy and bookings-to-date for the holiday season are strong, demonstrating the continued resilience of the leisure travel market. The guidance range represents another sequential year-over-year unit revenue improvement driven by the Company's focus on tactical actions including network optimization and capacity moderation, marketing and distribution evolution, and continued efforts to advance revenue management techniques.

The Company anticipates fourth quarter 2024 CASM-X to increase in the range of 11 percent to 13 percent, year-over-year, as cost pressures continue, particularly from new labor contracts. Fourth quarter CASM-X is further pressured by a 4 percent reduction in year-over-year capacity, as well as just over one-half point of unit cost headwind from flight cancellations associated with Hurricane Milton.

Company Overview

As part of the Company's ongoing modernization efforts, during third quarter 2024, the Company announced several new initiatives designed to elevate the Customer experience on its flights, improve financial performance, and drive Shareholder value. As part of its ongoing focus on product evolution, the Company is moving forward with plans to assign seats, offer premium seating options, redesign the boarding model, and introduce redeye (i.e., overnight) flying. The Company has been known for its open seating model for more than 50 years, which was unique in the airline industry and has been popular with Southwest Customers for decades. Open seating served the Company well as a primarily short-haul carrier. The open seating design, combined with historically lower load factors, contributed to the efficiency of turning aircraft quickly. The Company’s low-cost model enabled low fares and, combined with great Customer Service, allowed the Company to grow across the country and eventually become the nation’s largest domestic carrier.

However, as the domestic travel market has matured and structural changes have reduced the demand for short-haul travel, especially post-pandemic, the Company has increased its proportion of longer-haul flights. The importance of having an assigned seat grows among Customers as the length of flight gets longer. In addition, Customer travel frequency and preferences have evolved—for both frequent flyers, as well as those of more infrequent travelers who are not accustomed to the open seating policy currently utilized by the Company—especially as Southwest has opened several new markets and expanded its route network during the past few years. The Company has continually monitored Customer feedback regarding seating preferences for decades, and Customer travel patterns and preferences have evolved and a seat assignment is generally preferred. Recent research conducted by the Company indicates that a vast majority of both existing Southwest Customers and potential Customers prefer an assigned seat, which supports the Company’s decision to now evolve its boarding and seating processes. In addition to assigning seats, the Company plans to offer a premium, extended legroom portion of the cabin that research shows many Customers also prefer. The Company expects roughly one-third of seats across the fleet to offer extended legroom, in-line with that offered by industry peers on narrowbody aircraft.

The decision to update the seating and boarding model is part of the Company's continued modernization and Customer Experience transformation. Following a Customer study regarding the inflight experience, the Company has continued to enhance its onboard offerings during the past two years with both completed and ongoing improvements being made, such as faster WiFi, in-seat power, and larger overhead bins. Work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats.

The move to assigned and premium seating will be a significant undertaking by the Company. In addition to incorporating new technologies and procedures for a seamless transition, the new cabin layout will require approvals from the FAA. The Company currently expects to make assigned seat and extended legroom bookings available in mid-2025, with related flights occurring in early 2026. The Company also announced it is adding 24-hour operation capabilities with the introduction of redeye flights. Booking of redeye flying on initial routes became available starting July 25, 2024 through Southwest.com, with the first redeye flights landing on February 14, 2025 in five initial nonstop markets: Las Vegas to Baltimore and Orlando; Los Angeles to Baltimore and Nashville; and Phoenix to Baltimore.

These and other initiatives are intended to improve the Company’s financial performance and metrics, including return on invested capital and operating margins, over the next three years. The Company will focus on the following tactical initiatives: Continual network optimization and maturation; Marketing and distribution evolution; and Revenue management maturation. Continual network optimization and maturation includes (i) reduced short-haul flying and redistributing resources to long-haul flying in profitable markets, (ii) reduced flying on weekdays with lower travel demand, (iii) restructured service and network connectivity in stations with lower demand, and (iv) taking a cross-functional, methodical approach to market maturation efforts. Marketing and distribution evolution includes (i) a new advertising campaign to highlight the unique, flexible value Southwest offers and target a new generation of travelers, (ii) partnerships with flight search engines, including Google Flights and Kayak, intended to increase visibility and drive traffic for bookings to Southwest.com, and (iii) creating the option for Customers to use a combination of cash and Rapid Rewards® points to pay for travel, providing more ways to take advantage of the Company's loyalty program. Revenue management maturation efforts include (i) refinements to the Company's revenue management system, designed to achieve better, more customized results based on the Company's primarily domestic network, (ii) additional staffing to the Company's Revenue Management team to support focusing on driving results, and (iii) recalibrating probability curves, which are expected to improve yields by capturing more demand at higher fares.

The Company has also summarized recently announced strategic initiatives into three broad categories: Monetize the Company's value proposition; Increase efficiency and lower costs; and Optimize capital allocation.

Monetize the Company's value proposition
In addition to the assigned seating and extended legroom changes discussed above, the Company also plans to offer an in-house vacation package product to Customers beginning in 2025 called “Getaways by Southwest”, versus the outsourced product it has historically offered. This new vacation booking platform is expected to be designed to allow the Company to appeal directly to its significant existing Customer base with an enhanced offering that includes both lodging and excursions, which is expected to drive growth with leisure travelers and grow higher-margin revenues with a relatively low capital and headcount investment. The Company also announced it will pursue partnerships with other airlines in order to further expand the reach of the Company’s network and connect Customers with more global destinations to generate additional demand. The Company expects to launch its first such partnership in first quarter 2025 with transatlantic connectivity with Icelandair and plans to add at least one more partner during 2025.

Increase efficiency and lower costs
In addition to the aforementioned introduction of redeye flights, which is designed to maximize or increase asset utilization, another one of the Company's efficiency initiatives includes investments that will decrease the amount of time it takes to turn an aircraft (unload Passengers from an arriving flight and load Passengers on the same aircraft for its subsequent flight). Examples of such investments include moving to a fully digital (i.e., paperless) process, improved communication tools for Employees, and better visual and real-time information to assist both Customers and Employees. These efforts are rolling out and are expected to be fully implemented in November 2025. These initiatives are expected to result in a lowering of unit costs, as the Company is expected to be able to generate either the same number of ASMs with fewer aircraft, or produce more ASMs utilizing the same number of aircraft in its fleet, respectively. The Company also continues to invest in various technologies and digital products designed to improve the Customer travel experience. In addition, the Company is targeting other cost initiatives that are expected to result in savings, including minimizing hiring in order to right-size current operations and match the Company’s lower expected growth rates in the near term, capitalizing on identified supply chain opportunities, and improving its corporate efficiency through automation and better allocation of resources. These and other initiatives are currently expected to deliver more than $500 million in annual cost savings by 2027.
Optimize capital allocation
In addition, the Company intends to focus on prudent capital deployment by minimizing fleet capital expenditures, continuing to invest in infrastructure, manage debt levels, and provide returns to Shareholders through dividends and planned share repurchases. The Company continues to have favorable pricing in its order book with Boeing for new 737 MAX aircraft that allows additional flexibility in being able to replace certain aircraft in its existing fleet, given current market conditions, with more fuel efficient and less-maintenance intensive models over the near term. The Company plans to pursue opportunities to take advantage of current market conditions through the sale and/or sale-leaseback of certain aircraft, with the intention of replacing most, if not all, of such aircraft with new MAX aircraft from Boeing by the end of 2031, assuming that Boeing is able to meet aircraft delivery expectations. As a result of these efforts, the Company’s expected net fleet capital expenditures during the near term are expected to moderate significantly from recent levels, with the added benefit of further accelerating the modernization of its fleet. The Company also intends to preserve the strength of its balance sheet with manageable debt maturities, with the goal of lowering the Company's leverage closer to pre-pandemic levels. Finally, the Company intends to return value back to its Shareholders through dividends and share repurchases, and will continually review its return of capital program based in large part upon the Company's free cash flow and leverage with an eye to maintaining investment-grade ratings.

Through these initiatives, the Company expects to return to historical levels of financial performance in which its return on invested capital exceeds its weighted-average cost of capital. The targets the Company has set through 2027 include the following:
•Annual capacity growth of approximately one to two percent, year-over-year, beginning in 2025
•Annual Operating margins of at least 10 percent, in 2027
•Free cash flow exceeding $1 billion per year in 2027
•Return on invested capital, after-tax, of at least 15 percent in 2027
•Financial leverage in the low to mid 30’s percent range in 2027
•Continue to maintain an investment-grade credit rating

The Company's Board of Directors (“the Board”) received a letter dated June 10, 2024, from Elliott Investment Management L.P. ("Elliott") stating that Elliott had made an investment of approximately $1.9 billion in the Company, representing an approximately 11 percent economic interest in the Company, and advocating for changes to the Company's management, the Board, and the Company's corporate strategy. Because of this activist activity, the Company has incurred increased professional advisory fees and other costs related to Shareholder activism matters.

Additionally, in order to provide the Board with time to make informed decisions that are in the best interests of the Company and its Shareholders, on July 2, 2024, the Board adopted a shareholder rights plan (the "Rights Agreement") and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of common stock, which would have caused substantial dilution to any person or group acquiring 12.5 percent or more of the Company’s outstanding common stock without the prior approval of the Board. The Rights Agreement was designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control.

On September 9, 2024, Gary C. Kelly, Executive Chairman of the Board notified the Company and the Board that he would not stand for re-election at the Company's 2025 Annual Meeting of Shareholders (the "2025 Annual Meeting") and would retire from the Board and his office as Executive Chairman of the Board, effective immediately following the 2025 Annual Meeting. Also on September 9, 2024, David W. Biegler, J. Veronica Biggins, Roy Blunt, William H. Cunningham, Thomas W. Gilligan, and Jill A. Soltau (the “Retiring Directors”) each submitted his or her resignation from the Board, effective immediately following the Company’s regularly scheduled fourth quarter Board meeting (currently scheduled for November 21, 2024). On September 26, 2024, the Company announced the addition of Robert L. Fornaro to the Board.

In connection with the Retiring Directors' resignations and the appointment of Robert L. Fornaro to the Board, and in accordance with the Company's Fourth Amended and Restated Bylaws, the Board decreased the size of the Board to ten members, effective upon the effectiveness of the Retiring Directors' resignations. The Board further resolved to decrease the size of the Board to nine members, effective immediately following the 2025 Annual Meeting. However, the Board also expressed its desire to identify and appoint up to three new independent Directors. None of the departures from the Board described herein are due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On October 14, 2024, the Company confirmed that Elliott requested a Special Meeting of Shareholders to consider Elliott's proposals, including to remove without cause eight members of Southwest's Board and elect eight Director candidates chosen by Elliott.

On October 23, 2024 (the "Effective Date"), the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott, Elliott Associates, L.P., Elliott International, L.P., and The Liverpool Limited Partnership. Pursuant to the Cooperation Agreement, the Company has agreed to, among other things, (i) appoint David Cush,

Sarah Feinberg, David Grissen, Gregg Saretsky and Patricia Watson (collectively, the “Cooperation Agreement Directors”) to the Board, effective 11:59 p.m. Central Time on November 1, 2024 (the "Appointment Date"), each with an initial term expiring at the 2025 Annual Meeting; (ii) announce that two incumbent Directors as of the Effective Date will not stand for re-election to the Board at the 2025 Annual Meeting; and (iii) include the Cooperation Agreement Directors, together with the other persons recommended by the Board, in the Company’s slate of nominees for election as a Director at the 2025 Annual Meeting.

The Cooperation Agreement includes certain voting commitments, customary standstill restrictions and mutual non-disparagement provisions that remain in place until the earlier of (x) the date that is 30 days prior to the notice deadline under the Company's Fourth Amended and Restated Bylaws for the nomination of non-proxy access Director candidates for election to the Board at the Company's 2026 Annual Meeting of Shareholders and (y) February 14, 2026 (such period, the "Cooperation Period").

On October 23, 2024, (i) Gary C. Kelly, Executive Chairman of the Board, notified the Company and the Board that he will retire from the Board and his office of Executive Chairman of the Board, effective 11:59 p.m. Central Time on November 1, 2024 and (ii) David W. Biegler, J. Veronica Biggins, Roy Blunt, William H. Cunningham, Thomas W. Gilligan, and Jill A. Soltau each submitted his or her resignation from the Board, effective 11:59 p.m. Central Time on November 1, 2024. None of the departures from the Board described herein are due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Also on October 23, 2024, the Board appointed Pierre Breber as a member of the Board, effective 11:59 p.m. Central Time on November 1, 2024, with an initial term expiring at the 2025 Annual Meeting.

In connection with the appointments of Mr. Breber and the Cooperation Agreement Directors, the Board decreased the current size of the Board from 16 members to 15 members, effective 11:59 p.m. Central Time on November 1, 2024, and in connection with the Cooperation Agreement, the Board agreed to limit the size of the Board to (i) no more than 15 members from the Appointment Date until the 2025 Annual Meeting and (ii) no more than 13 members from the conclusion of the 2025 Annual Meeting until the expiration of the Cooperation Period.

The foregoing description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Cooperation Agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 24, 2024.

On October 25, 2024, pursuant to the Cooperation Agreement, the Company and Equiniti Trust Company, LLC entered into the Amendment to the Rights Agreement (the "Amendment to the Rights Agreement"), which amended the Rights Agreement. The Amendment to the Rights Agreement terminated the Rights Agreement by advancing the expiration time of the Company's common stock purchase rights (collectively, the "Rights") to 5:00 p.m., New York City time, on October 25, 2024. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s Common Stock, pursuant to the Rights Agreement, expired.

On September 16, 2024, the Company announced its more than 50 Flight Simulator Technicians, represented by the International Brotherhood of Teamsters, had voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in September 2028. With this result, all the Company's labor contracts are now closed until the next labor contract becomes amendable in October 2026. Since October 2022, each of the 12 union-represented workgroups, which collectively represent approximately 83 percent of the Company's Employees, have ratified new contracts.

The Company continues to receive updates from Boeing regarding further aircraft delivery delays, which presents significant planning challenges for both 2024 and 2025. During 2024, as a result of Boeing's ongoing delivery delays, the Company conservatively re-planned its capacity and delivery expectations for the remainder of this year and for 2025. In September 2024, Boeing and the International Association of Machinists and Aerospace Workers at Boeing did not reach an agreement before their contract expired on September 12, 2024, and a worker strike is now underway.

The Company ended third quarter 2024 with 811 Boeing 737 aircraft, including 242 -8 aircraft. During third quarter 2024, the Company retired 14 -700 aircraft and one -800 aircraft and took delivery of nine -8 aircraft. In July 2024, the Company exercised two -7 options for delivery in 2025 and converted two 2025 -7 firm orders into 2025 -8 firm orders. In September 2024, the Company exercised four -7 options for delivery in 2025. In October 2024, the Company exercised five -7 options for delivery in 2025, one -7 option for delivery in 2026, and converted nine 2025 -7 firm orders into 2025 -8 firm orders. The Company continues to plan for 20 -8 aircraft deliveries in 2024, which differs from its contractual order book due to Boeing's continued manufacturing challenges and the current status of the -7 certification. The Company has also chosen to retire six additional aircraft in 2024, bringing total aircraft retirements for the year to 41, comprised of 37 -700s and 4 -800s in 2024, ending the year with roughly 796 aircraft in its fleet. The Company's aircraft delivery and retirement expectations for 2025 and beyond are fluid and subject to Boeing's production capability.

The Company has published its flight schedule through June 4, 2025. The Company continues to focus on its goals of operational excellence and reliability, regaining efficiencies, increasing productivity, and returning financial margins back to historical levels.

As part of its commitment to corporate sustainability, the Company published its 2023 One Report and Diversity, Equity, and Inclusion (“DEI”) Report on May 8, 2024. These reports describe the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling, and dive deeper into the Company's DEI goals and initiatives and highlight the Company's DEI plans for the future. Information contained in the Southwest One Report and/or the DEI Report is not incorporated by reference into, and does not constitute a part of, this Form 10-Q. While the Company believes that the disclosures contained in the Southwest One Report, the DEI Report, and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures address matters that are currently not material in the near term to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report, the DEI Report, and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.

Material Changes in Results of Operations

Comparison of three months ended September 30, 2024 and September 30, 2023

Operating Revenues

Total operating revenues for third quarter 2024 increased by $345 million, or 5.3 percent, year-over-year, to achieve an all-time third quarter Company record of $6.9 billion. Passenger revenues for third quarter 2024 increased by $338 million, or 5.7 percent, year-over-year. Other revenues for third quarter 2024 increased by $8 million, or 1.4 percent, year-over-year. These revenue increases were primarily due to a 2.4 percent increase in capacity and aided by all-time third quarter Company records for other revenue and passengers carried. The Company's Rapid Rewards® loyalty program had a record third quarter level of Member engagement, as measured by a third quarter record spend on the Company's co-branded Chase® Visa credit card. As a result of the record revenue performance, third quarter 2024 RASM was 15.19 cents, finishing 2.8 percent higher than third quarter 2023, primarily driven by an increase in yield of 2.5 percent coupled with an increase in Load factor of 0.5 points. The unit revenue sequential improvement was also driven by the improving industry backdrop, tactical commercial actions including network and revenue management initiatives, as well as an approximate one point tailwind from the reaccommodation of Customers affected by other airlines' cancellations following their CrowdStrike technology outage incident in July.

Operating Expenses

Operating expenses for third quarter 2024 increased by $424 million, or 6.6 percent, compared with third quarter 2023, and capacity increased 2.4 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense, partially offset by a year-over-year decrease in Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2024 and 2023, followed by explanations of these changes on a dollar basis.

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2024		2023
Salaries, wages, and benefits	6.78	¢	6.17	¢	0.61	¢	9.9%
Fuel and oil	3.14		3.54		(0.40)		(11.3)
Maintenance materials and repairs	0.74		0.74		—		—
Landing fees and airport rentals	1.09		1.04		0.05		4.8
Depreciation and amortization	0.97		0.85		0.12		14.1
Other operating expenses	2.39		2.17		0.22		10.1
Total	15.11	¢	14.51	¢	0.60	¢	4.1%

Operating expenses per ASM for third quarter 2024 increased by 4.1 percent, compared with third quarter 2023, primarily due to increases in Salaries, wages and benefits expense, which included incremental expense in the three months ended September 30, 2023 related to the contract ratification bonus for the Company's Flight Attendants as part of the tentative agreement reached in October 2023 and ratified in April 2024, partially offset by a decrease in Fuel and oil expense. Operating expenses per ASM for third quarter 2024, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 11.6 percent, compared with third quarter 2023, primarily due to market-driven rate inflation in Salaries, wages, and benefits expense in 2024. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2024 increased by $342 million, or 12.5 percent, compared with third quarter 2023. On a per ASM basis, third quarter 2024 Salaries, wages, and benefits expense increased 9.9 percent, compared with third quarter 2023. On a dollar basis, approximately 40 percent of the increase was due to step/pay rate increases and related benefits for certain workgroups (including the recently ratified labor contracts with the Company's Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents), approximately 15 percent of the increase was driven by an increase in capacity and/or number of trips flown, and the majority of the remainder was due to various other benefits associated with the higher contractual wages, such as earned vacation pay, and additional supplemental pay and benefits, primarily for Pilots. On a per ASM basis, the increase is due to higher wage rates.

Fuel and oil expense for third quarter 2024 decreased by $147 million, or 9.4 percent, compared with third quarter 2023. On a per ASM basis, third quarter 2024 Fuel and oil expense decreased 11.3 percent. On a dollar and per ASM basis, the decrease was primarily attributable to a decrease in fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended September 30,
	2024	2023
Economic fuel costs per gallon	$2.55	$2.78
Fuel hedging premium expense (in millions)	$39	$30
Fuel hedging cash settlement gain (in millions)	$11	$94
Fuel hedging premium expense per gallon	$0.07	$0.05
Fuel hedging cash settlement gain per gallon	$0.02	$0.16

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's third quarter 2024 available seat miles per gallon ("fuel efficiency") increased 1.5 percent, year-over-year, due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

The Company's multi-year fuel hedging program continues to provide protection against spikes in energy prices. The Company's current fuel derivative contracts contain a combination of instruments based on West Texas Intermediate and Brent crude oil, and refined products, such as heating oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of October 16, 2024.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	4Q 2024	2024
$60	$1.85 - $1.95	$2.50 - $2.60
$70	$2.05 - $2.15	$2.55 - $2.65
Current Market (a)	$2.25 - $2.35	$2.60 - $2.70
$90	$2.70 - $2.80	$2.70 - $2.80
$100	$2.90 - $3.00	$2.75 - $2.85
$110	$3.10 - $3.20	$2.80 - $2.90

Fair market value of fuel derivative contracts settling in period	$8 million	$57 million
Estimated premium costs	$39 million	$158 million
(a) Brent crude oil average market prices as of October 16, 2024, were $74 and $80 per barrel for fourth quarter and full year 2024, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of October 16, 2024, fourth quarter and full year 2024 economic fuel costs per gallon are estimated to be in the range of $2.25 to $2.35 and $2.60 to $2.70, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

In addition, the Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2024	58%
2025	47%
2026	43%
2027	Less than 10%
(a) Based on the Company's current available seat mile plans. The Company is currently 59 percent hedged for fourth quarter 2024.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of September 30, 2024, and the expected future periods in which these items are expected to settle and/or be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income (in millions):

Year	Fair value of fuel derivative contracts at September 30, 2024	Amount of gains (losses) deferred in AOCI at September 30, 2024 (net of tax)
Remainder of 2024	$5	$(13)
2025	27	(92)
2026	85	(38)
2027	15	—
Total	$132	$(143)

Maintenance materials and repairs expense for third quarter 2024 increased by $9 million, or 2.8 percent, compared with third quarter 2023. On a per ASM basis, Maintenance materials and repairs expense remained flat compared with third quarter 2023. On a dollar basis, approximately 60 percent of the increase was due to increased bulk purchases of materials for the Company's seat refurbishment efforts on its entire fleet. The remainder of the increase was primarily due to increases in engine shop visits and other engine expenses for the Company's -700 and -800 fleet.

Landing fees and airport rentals expense for third quarter 2024 increased by $36 million, or 7.9 percent, compared with third quarter 2023. On a per ASM basis, Landing fees and airport rentals expense increased 4.8 percent, compared with third quarter 2023. On a dollar and per ASM basis, the increase was primarily attributable to an increase in airport rental expense and higher landing fees throughout the network driven by the higher rates charged by airports, partially offset by more favorable settlements and credits from various airports received in third quarter 2024.

Depreciation and amortization expense for third quarter 2024 increased by $63 million, or 16.8 percent, compared with third quarter 2023. On a per ASM basis, Depreciation and amortization expense increased 14.1 percent, compared with third quarter 2023. On a dollar and per ASM basis, approximately 50 percent of the increase was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2024 and 2025, and approximately 25 percent of the increase was due to the acquisition of 36 -8 aircraft since third quarter 2023, partially offset by 40 -700 owned and finance leased aircraft retirements.

Other operating expenses for third quarter 2024 increased by $121 million, or 12.6 percent, compared with third quarter 2023. Included within this line item was aircraft rentals expense in the amounts of $52 million and $49 million for the three-month periods ended September 30, 2024 and 2023, respectively. On a per ASM basis, Other operating expenses increased 10.1 percent, compared with third quarter 2023. On a dollar and per ASM basis, (i) approximately 20 percent of the increase was due to higher professional fees driven by an increase in consulting services related to various Company initiatives, (ii) approximately 20 percent of the increase was due to higher software license and maintenance agreement expense driven by expanded cloud-based services, (iii) approximately 15 percent of the increase was due to higher ad valorem tax rates, and (iv) approximately 10 percent of the increase was due to higher per diem rates paid to Flight crews, primarily driven by the new Pilot and Flight Attendant ratified agreements. The majority of the remainder of the increase was due to various other flight-driven and revenue related expenses.

Other expenses (income)

Capitalized interest for third quarter 2024 increased by $5 million, or 125.0 percent, compared with third quarter 2023, primarily due to an increase in various technology projects, facilities projects, and aircraft under construction.

Interest income for third quarter 2024 decreased by $35 million, or 22.4 percent, compared with third quarter 2023, primarily due to lower cash and investment balances in the total investment portfolio and lower interest rates.

The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in millions)	2024	2023
Mark-to-market impact from fuel contracts settling in current and future periods	$29	$(33)
Premium benefit of fuel contracts not designated as hedges	5	—
Mark-to-market impact on deferred compensation plan investments	(17)	9
Other	(1)	1
	$16	$(23)

Income Taxes

The Company's effective tax rate was 24.0 percent in third quarter 2024, compared with 18.5 percent in third quarter 2023. The year-over-year increase in the tax rate was primarily due to a third quarter 2024 deferred tax liability adjustment combined with the impact of lower pre-tax book income on discrete tax items. The Company currently estimates its annual 2024 effective tax rate to be approximately 24 percent.

Comparison of nine months ended September 30, 2024 and September 30, 2023

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

Operating Revenues

Passenger revenues for the nine months ended September 30, 2024, increased by $1.2 billion, or 7.2 percent, compared with the first nine months of 2023. On a unit basis, Passenger revenues remained flat, year-over-year. The dollar increase was primarily due to a 7.1 percent increase in capacity due to increased flight activity and strong operational performance and completion factor for the nine months ended September 30, 2024 versus 2023. In addition, the Company has continued to gain experience with a new revenue management system that was implemented in 2023, which it believes will deliver better long-term performance compared with its prior system. However, during the first half of 2024, the Company believes it sold an excess number of seats for the peak summer travel period too early in the booking curve, leading to a dilution in unit revenues.

Other revenues for the nine months ended September 30, 2024, increased by $38 million, or 2.2 percent, year-over-year. On a dollar basis, the increase was primarily due to additional marketing revenue from Chase Bank USA, N.A., driven by improved retail spend on the Company's co-brand credit card.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024, increased by $1.9 billion, or 10.0 percent, compared with the first nine months of 2023, and capacity increased 7.1 percent over the same prior year period. Approximately 55 percent of the increase in expense was due to higher Salaries, wages, and benefits expense, approximately 10 percent was due to higher Maintenance materials and repairs expense, approximately 10 percent was due to higher Landing fees and airport rentals expense, and approximately 10 percent was due to higher Depreciation and amortization expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2024 and 2023, followed by explanations of these changes on a dollar basis.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2024		2023		change		change
Salaries, wages, and benefits	6.74	¢	6.40	¢	0.34	¢	5.3%
Fuel and oil	3.40		3.61		(0.21)		(5.8)
Maintenance materials and repairs	0.78		0.67		0.11		16.4
Landing fees and airport rentals	1.10		1.06		0.04		3.8
Depreciation and amortization	0.93		0.89		0.04		4.5
Other operating expenses	2.39		2.30		0.09		3.9
Total	15.34	¢	14.93	¢	0.41	¢	2.7%

Operating expenses per ASM for the first nine months of 2024 increased by 2.7 percent, compared with the first nine months of 2023, primarily due to increases in Salaries, wages, and benefits expense, which included incremental expense of $180 million in the nine months ended September 30, 2023 related to the contract ratification bonus for the Company's Flight Attendants as part of the tentative agreement reached in October 2023 and ratified in April 2024. The majority of the remainder of the year-over-year unit cost increase was primarily due to Maintenance materials and repairs expense, partially offset by a decrease in the Company's fuel cost per gallon. Operating expenses per ASM for the first nine months of 2024, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 7.5 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2024 increased by $1.0 billion, or 12.8 percent, compared with the first nine months of 2023. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2024 increased 5.3 percent, compared with the first nine months of 2023. On a dollar basis, approximately 65 percent of the increase was due to step/pay rate increases for certain workgroups (including the recently ratified labor contracts with the Company's Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents) and approximately 25 percent of the increase was driven by an increase in capacity and/or number of trips flown. The majority of the remainder was due to various other benefits associated with the higher contractual wages, such as earned vacation pay, and additional supplemental pay and benefits, primarily for Pilots. On a per ASM basis, the increase was due to step/pay rate increases. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP measures.

Fuel and oil expense for the first nine months of 2024 increased by $34 million, or 0.8 percent, compared with the first nine months of 2023. On a per ASM basis, Fuel and oil expense for the first nine months of 2024 decreased 5.8 percent. On a dollar basis, the increase was primarily attributable to an increase in fuel gallons consumed, partially offset by a decrease in the Company's fuel cost per gallon. On a per ASM basis, the decrease was primarily attributable to a decrease in the Company's fuel cost per gallon. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Nine months ended September 30,
	2024	2023
Economic fuel costs per gallon	$2.74	$2.85
Fuel hedging premium expense (in millions)	$119	$91
Fuel hedging cash settlement gain (in millions)	$49	$196
Fuel hedging premium expense per gallon	$0.07	$0.06
Fuel hedging cash settlement gains per gallon	$0.03	$0.12

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first nine months of 2024 increased by $210 million, or 25.1 percent, compared with the first nine months of 2023. On a per ASM basis, Maintenance materials and repairs expense increased 16.4 percent, compared with the first nine months of 2023. On a dollar and per ASM basis, approximately 60 percent of the increase was primarily due to an increase in engine shop visits and various other engine expenses for the Company's -700 and -800 fleet, approximately 15 percent of the increase was driven by airframe repairs due to a higher average cost per event and the timing of regular maintenance events, and approximately 10 percent was due to increased bulk purchases of materials for the Company's seat refurbishment efforts on its entire fleet.

Landing fees and airport rentals expense for the first nine months of 2024 increased by $144 million, or 10.9 percent, compared with the first nine months of 2023. On a per ASM basis, Landing fees and airport rentals expense increased 3.8 percent, compared with the first nine months of 2023. On a dollar and per ASM basis, approximately 85 percent of the increase was largely due to an increase in airport rental expense throughout the network driven by higher rates charged by airports.

Depreciation and amortization expense for the first nine months of 2024 increased by $143 million, or 12.9 percent, compared with the first nine months of 2023. On a per ASM basis, Depreciation and amortization expense increased 4.5 percent, compared with the first nine months of 2023. On a dollar and per ASM basis, approximately 45 percent of the increase was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2024 and 2025, and approximately 30 percent of the increase was due to the acquisition of 36 -8 aircraft since third quarter 2023, partially offset by 40 -700 owned and finance leased aircraft retirements.

Other operating expenses for the first nine months of 2024 increased by $320 million, or 11.2 percent, compared with the first nine months of 2023. Included within this line item was aircraft rentals expense in the amount of $153 million and $149 million for the nine months ended September 30, 2024 and 2023, respectively. On a per ASM basis, Other operating expenses increased 3.9 percent, compared with the first nine months of 2023. On a dollar and per ASM basis, (i) approximately 30 percent of the year-over-year increase was due to higher advertising expense, (ii) approximately 15 percent of the increase was due to higher per diem rates paid to Flight crews, primarily driven by the new Pilot and Flight Attendant ratified agreements, (iii) approximately 15 percent of the increase was due to higher professional fees primarily driven by an increase in spend on technology enhancements and replacement projects, and (iv) approximately 15 percent of the increase was due to higher maintenance agreement expense driven by expanded cloud-based services.

Other expenses (income)

Capitalized interest for the first nine months of 2024 increased by $9 million, or 60.0 percent, compared with the first nine months of 2023, primarily due to an increase in various technology projects, facilities projects, and aircraft under construction.

Interest income for the first nine months of 2024 decreased by $33 million, or 7.8 percent, compared with the first nine months of 2023, primarily due to lower cash and investment balances in the total investment portfolio and lower interest rates.

The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(in millions)	2024	2023
Mark-to-market impact from fuel contracts settling in current and future periods	$31	$(26)
Premium benefit of fuel contracts not designated as hedges	5	—
Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Mark-to-market impact on deferred compensation plan investment	(40)	(17)
Other	3	3
	$(1)	$(44)

Income Taxes

The Company's effective tax rate was approximately 24.3 percent for the first nine months of 2024, compared with 22.0 percent for the first nine months of 2023. The year-over-year increase in the tax rate was primarily due to the impact of year-to-date lower pre-tax book income on discrete tax items.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2024	2023	Change	2024	2023	Change
Fuel and oil expense, unhedged	$1,409	$1,616		$4,500	$4,608
Add: Premium cost of fuel contracts designated as hedges	34	30		114	91
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(26)	(82)		(66)	(185)
Fuel and oil expense, as reported	$1,417	$1,564	(9.4)	$4,548	$4,514	0.8
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	14	(11)		14	(12)
Add: Premium cost of fuel contracts not designated as hedges	5	—		5	—
Fuel and oil expense, excluding special items (economic)	$1,436	$1,553	(7.5)	$4,567	$4,502	1.4

Total operating expenses, net, as reported	$6,832	$6,408		$20,510	$18,640
Deduct: Labor contract adjustment (b)	—	(96)		(9)	(180)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	14	(11)		14	(12)
Add: Premium cost of fuel contracts not designated as hedges	5	—		5	—
Deduct: Litigation settlements	—	—		(7)	(12)
Deduct: Professional advisory fees	(13)	—		(20)	—
Total operating expenses, excluding special items	$6,838	$6,301	8.5	$20,493	$18,436	11.2
Deduct: Fuel and oil expense, excluding special items (economic)	(1,436)	(1,553)		(4,567)	(4,502)
Operating expenses, excluding Fuel and oil expense and special items	$5,402	$4,748	13.8	$15,926	$13,934	14.3
Deduct: Profitsharing expense	(18)	(38)		(49)	(158)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$5,384	$4,710	14.3	$15,877	$13,776	15.3

Operating income, as reported	$38	$117		$43	$628
Add: Labor contract adjustment (b)	—	96		9	180
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	(14)	11		(14)	12
Deduct: Premium cost of fuel contracts not designated as hedges	(5)	—		(5)	—
Add: Litigation settlements	—	—		7	12
Add: Professional advisory fees	13	—		20	—
Operating income, excluding special items	$32	$224	(85.7)	$60	$832	(92.8)

Other (gains) losses, net, as reported	$16	$(23)		$(1)	$(44)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	(29)	33		(31)	26
Deduct: Premium cost of fuel contracts not designated as hedges	(5)	—		(5)	—
Add: Unrealized mark-to-market adjustment on available for sale securities	—	—		—	4
Other (gains) losses, net, excluding special items	$(18)	$10	n.m.	$(37)	$(14)	164.3%

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2024		2023		Change	2024		2023		Change
Income before income taxes, as reported	$89		$237			$269		$919
Add: Labor contract adjustment (b)	—		96			9		180
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	(14)		11			(14)		12
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	29		(33)			31		(26)
Add: Litigation settlements	—		—			7		12
Add: Professional advisory fees	13		—			20		—
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—		—			—		(4)
Income before income taxes, excluding special items	$117		$311		(62.4)	$322		$1,093		(70.5)

Provision for income taxes, as reported	$22		$44			$65		$202
Add: Net income tax impact of fuel and special items (c)	6		27			16		55
Provision for income taxes, net, excluding special items	$28		$71		(60.6)	$81		$257		(68.5)

Net income, as reported	$67		$193			$204		$717
Add: Labor contract adjustment (b)	—		96			9		180
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	(14)		11			(14)		12
Add (Deduct): Mark-to-market impact from fuel contracts settling in current and future periods (a)	29		(33)			31		(26)
Add: Litigation settlements	—		—			7		12
Add: Professional advisory fees	13		—			20		—
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—		—			—		(4)
Deduct: Net income tax impact of special items (c)	(6)		(27)			(16)		(55)
Net income, excluding special items	$89		$240		(62.9)	$241		$836		(71.2)

Net income per share, diluted, as reported	$0.11		$0.31			$0.34		$1.15
Add: Impact of special items	0.01		0.14			0.06		0.29
Add (Deduct): Net impact of net income above from fuel contracts divided by dilutive shares	0.02		(0.03)			0.03		(0.02)
Deduct: Net income tax impact of special items (c)	—		(0.04)			(0.03)		(0.09)
Add: GAAP to Non-GAAP diluted weighted average shares difference (d)	0.01		—			—		—
Net income per share, diluted, excluding special items	$0.15		$0.38		(60.5)	$0.40		$1.33		(69.9)

Operating expenses per ASM (cents)	15.11	¢	14.51	¢		15.34	¢	14.93	¢
Deduct: Impact of special items	(0.03)		(0.24)			(0.03)		(0.16)
Deduct: Fuel and oil expense divided by ASMs	(3.14)		(3.52)			(3.40)		(3.61)
Deduct: Profitsharing expense divided by ASMs	(0.03)		(0.08)			(0.04)		(0.12)

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2024		2023		Change	2024		2023		Change
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profitsharing (cents)	11.91	¢	10.67	¢	11.6	11.87	¢	11.04	¢	7.5
(a) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Represents incremental expense associated with contract ratification bonuses for various workgroups related to additional compensation for services performed by Employees outside of the applicable fiscal period. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(c) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.
(d) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference due to the Convertible Notes being anti-dilutive for GAAP but dilutive for Non-GAAP for the three months ended September 30, 2024.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended
	September 30, 2024
Operating loss, as reported	$(361)
TWU 555 contract adjustment	9
SWAPA contract adjustment	354
Net impact from fuel contracts	(14)
Professional advisory fees	20
DOT settlement	107
Litigation settlements	7
Operating income, non-GAAP	$122
Net adjustment for aircraft leases (a)	128
Adjusted operating income, non-GAAP (A)	$250

Non-GAAP tax rate (B)	24.3%	(d)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$189

Debt, including finance leases (b)	$8,005
Equity (b)	10,528
Net present value of aircraft operating leases (b)	910
Average invested capital	$19,443
Equity adjustment for hedge accounting (c)	(39)
Adjusted average invested capital (D)	$19,404

Non-GAAP ROIC, pre-tax (A/D)	1.3%

Non-GAAP ROIC, after-tax (C/D)	1.0%
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
(d) The GAAP twelve month rolling tax rate as of September 30, 2024, was (186.0) percent, and the Non-GAAP twelve month rolling tax rate was 24.3 percent. The GAAP twelve month rolling tax rate as of September 30, 2024 is negative primarily due to the Company's pre-tax book loss for the twelve months ended September 30, 2024. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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
1.Incremental expense associated with contract ratification bonuses for various workgroups related to additional compensation for services performed by Employees outside the applicable fiscal period;
2.Charges associated with tentative litigation settlements regarding certain California state meal-and-rest-break regulations for flight attendants and an arbitration award in favor of the Company's Pilots relating to a collective-bargaining matter;
3.Expenses associated with incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company, are not associated with the ongoing operation of the airline, and are difficult to predict in future periods;
4.Unrealized mark-to-market adjustment associated with certain available for sale securities; and
5.A charge associated with a settlement reached with the Department of Transportation as a result of the Company's December 2022 operational disruption.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $113 million for the three months ended September 30, 2024, compared with $616 million provided by operating activities in the same prior year period. Net cash used in operating activities was $14 million for the nine months ended September 30, 2024, compared with $2.7 billion provided by operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the nine months ended September 30, 2024, were largely impacted by the Company's net income (as adjusted for noncash items, primarily Depreciation and amortization); the approximately $1.9 billion paid to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively, and a $98 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. These decreases were partially offset by a $421 million increase in Air traffic liability driven by higher ticket sales. The operating cash flows for the nine months ended September 30, 2023, were largely impacted by the Company's net income (as adjusted for noncash items, primarily Depreciation and amortization), a $750 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, partially offset by a $245 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows, and a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the

December 2022 operational disruption. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash provided by investing activities totaled $458 million during the three months ended September 30, 2024, compared with $64 million used in investing activities in the same prior year period. Net cash used in investing activities for the nine months ended September 30, 2024 was $334 million, compared with $2.3 billion used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2024, Capital expenditures were $1.6 billion, compared with $2.8 billion in the same prior year period. Capital expenditures decreased, year-over-year, largely due to fewer aircraft deliveries during the nine months ended September 30, 2024, compared to the same prior year period.

The Company now estimates its 2024 capital spending to be roughly $2.1 billion, which includes approximately $825 million in aircraft capital spending, assuming 20 -8 aircraft deliveries in 2024. The Company and Boeing are in ongoing discussions regarding the negative financial impacts to the Company as a result of aircraft delivery delays. In accordance with applicable accounting guidance, any compensation negotiated and received from Boeing for financial damages associated with such delays would be expected to be realized as a reduction in the cost basis of certain aircraft either in the Company's fleet or associated with future deliveries from Boeing.

Net cash used in financing activities was $210 million during the three months ended September 30, 2024, compared with $213 million used in financing activities for the same prior year period. Net cash used in financing activities was $437 million during the nine months ended September 30, 2024, compared with $466 million used in financing activities for the same prior year period. The Company paid $431 million in cash dividends to Shareholders and repaid $27 million in finance lease obligations during the nine months ended September 30, 2024. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt. The Company's 2024 total scheduled debt repayments are expected to be $31 million. As the Company's $1.6 billion in Convertible Senior Notes and its $1.3 billion in Senior Unsecured Notes mature in second quarter 2025, they are reflected in Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2024. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on future debt maturities. During the nine months ended September 30, 2023, the Company paid $428 million in cash dividends to Shareholders and repaid $78 million in finance lease obligations.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the nine months ended September 30, 2024 and 2023 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

As of September 30, 2024, the Company carried a working capital deficit of approximately $1.6 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $9.4 billion as of September 30, 2024, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of approximately $17.1 billion, including $14.2 billion in aircraft value and $2.9 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

On May 15, 2019, the Company’s Board authorized the repurchase of up to $2.0 billion of the Company’s common stock, of which approximately $899 million remained as of September 2024. On September 25, 2024, the Company’s Board terminated and replaced this previous share repurchase authorization with a new $2.5 billion share repurchase authorization of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. No repurchases had been made as of September 30, 2024 under this new authorization; however, on October 24, 2024, the Company announced its intention to launch an initial $250 million accelerated share repurchase program in fourth quarter 2024.

As of October 24, 2024, for the years 2024 through 2031, the Company has firm orders with Boeing for 507 aircraft, and options for an additional 187 aircraft. The contractual order book as of October 24, 2024 does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of September 30, 2024:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	19	364	335	29
737-800	175	9	205	190	15
737-8	175	2	242	213	29
Totals		12	811	738	73

Critical Accounting Policies and Estimates

Financial Derivative Instruments

Fair values for financial derivative instruments are estimated prior to the time that the financial derivative instruments settle. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. Although the Company continues to use a prospective assessment to determine that commodities continue to qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program. During third quarter 2024, the routine statistical analysis performed by the Company to determine which commodities qualify for special hedge accounting treatment on a prospective basis indicated that WTI crude oil based derivatives no longer qualify for hedge accounting. This change is primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods has not been as strong as in the past, and therefore the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis. As such, all WTI-based instruments have been de-designated from their hedging relationships and the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for third quarter 2024, and will also be marked to market in the same manner in fourth quarter 2024. The Company currently has no WTI crude oil based derivatives that settle beyond December 31, 2024. The change in fair value of the Company's WTI derivative contracts during third quarter 2024 was a decrease of $23 million which resulted in a corresponding loss in the Condensed Consolidated Statement of Comprehensive Income. Any amounts previously recorded to AOCI will remain there until such time as the original forecasted transaction occurs in accordance with hedge accounting requirements. Further, should the occurrence of anticipated fuel purchases covered by the Company's fuel hedges no longer be probable, the Company would discontinue hedge accounting. The loss of hedge accounting would create further volatility in the Company’s GAAP financial results.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial guidance for fourth quarter and full year 2024 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance and expectations;
•the Company’s estimated fuel costs, hedging gains, and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans and expectations for the repayment of debt and its interest expense;
•the Company’s fleet plans, including with respect to fleet modernization, seats and trips, fleet utilization, flexibility, fleet strategy and extracting value from the fleet and the fleet order book, and expected fleet deliveries and retirements, and underlying expectations and dependencies;
•the Company’s focus areas, goals, opportunities, and initiatives, including with respect to network optimization and maturation, marketing and distribution evolution, and efforts to advance revenue management techniques;
•the Company’s initiatives associated with Customer Experience on flights, improved financial performance, and driving Shareholder value;
•the Company’s plans and expectations with respect to assigned and premium seating, cabin design and seating, redesigned boarding model, aircraft turn times, and redeye flying;
•the Company’s expectations regarding revenue management, passenger demand, revenue trends, and bookings;
•the Company’s plans and expectations with respect to airline partnerships and its in-house vacation product;
•the Company’s financial targets and goals, including with respect to balance sheet goals and cost mitigation;
•the Company’s plans and expectations with respect to capital allocation, capital deployment, infrastructure investments, leverage, and Shareholder returns;
•the Company’s labor plans and expectations;
•the Company’s short-term and long-term financial and operational goals, including with respect to hiring plans and expectations, regaining efficiencies and increasing productivity;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company endeavors to acquire jet fuel at the lowest possible net cost and to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. As of September 30, 2024, the estimated fair value of outstanding contracts was a net asset of $132 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in a net asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2024, the Company had nine counterparties for which the derivatives held were an asset and none in a loss position. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of September 30, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit may be required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of September 30, 2024, at which such postings are triggered.

As of September 30, 2024, $22 million in cash collateral deposits were held by the Company from counterparties based on the Company's outstanding fuel derivative instrument portfolio. Due to the types of derivatives held as of September 30, 2024, the Company does not have cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. A portion of the fuel derivatives in the Company's hedge portfolio are based on the market price of WTI crude oil. As mentioned above in Critical Accounting Policies and Estimates, since the Company can no longer demonstrate that derivatives based on WTI crude oil prices will result in effective hedges on a prospective basis, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses for third quarter 2024, and will also be marked to market in the same manner in fourth quarter 2024. The Company currently has no WTI-based derivatives that settle beyond 2024. In recent years, jet fuel prices have been more closely correlated with changes in the price of Brent crude oil, and therefore the Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2024.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2024, no holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in

Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. On March 22, 2024, the parties in the Company's case submitted a proposed case schedule through trial. The Court subsequently set a trial date of July 21, 2025. The Company has received the military pay and service records and is filing a motion for decertification with a hearing set for January 30, 2025. The Company denies all allegations of wrongdoing, believes the plaintiff’s positions are without merit, and intends to vigorously defend itself in all respects.

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

Since about January 24, 2023, the Company’s senior officers and the Board have received multiple derivative demand letters from legal counsel for purported Southwest shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On November 14, 2023, a third shareholder derivative suit was filed in the 134th Judicial District of Dallas County, Texas, by some of the same counsel involved in the June 13, 2023, suit against the same defendants in that suit and making allegations of the same operative facts and claims. On June 18, 2024, a fourth shareholder derivative suit was filed in the 101st Judicial District Court of Dallas County, Texas, asserting substantially similar claims as in the first two state court derivative suits. On June 26, 2024, a fifth shareholder derivative suit was filed in the United States District Court for the Northern District of Texas, asserting substantially similar claims as in the first federal derivative suit. On July 18, 2024, a sixth shareholder derivative suit was filed in the United States District Court for the Northern District of Texas, asserting substantially similar claims as in the first federal derivative suit (together with the previous demand letters and shareholder derivative suits, the “Derivative Actions and Demands”).

The Company and the Board have addressed the Derivative Actions and Demands in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors (the "Special Litigation Committee") was appointed to conduct an inquiry regarding the allegations in the Derivative Actions and Demands. In that regard, on December 15, 2023, the plaintiffs in the two state court derivative cases filed an unopposed motion to consolidate the two state derivative cases, to appoint lead counsel, and to stay the consolidated state court derivative case pending the outcome of the ongoing inquiry of the Special Litigation Committee. Further, in light of the ongoing inquiry of the Special Litigation Committee, on December 19, 2023, the Company filed an unopposed motion to extend a stay of the federal derivative case until at least February 26, 2024. On February 26, 2024, the Company filed a second unopposed motion to extend the stay of the federal derivative case until at least April 26, 2024. On April 26, 2024, the Company filed a third motion to extend the stay of the federal derivative case until at least June 25, 2024. On July 2, 2024, the Company filed a fourth motion to extend the stay of the federal derivative case until at least July 25, 2024. On July 27, 2024, the Company filed an additional motion to further extend the stay until September 23, 2024. The state court cases have been consolidated into one case, and a motion is pending to consolidate the federal cases into one federal case.

As described above, pursuant to the applicable Texas statutes governing derivative demands and litigation, the Special Litigation Committee was duly appointed to conduct an inquiry regarding the claims and allegations asserted in the Derivative Actions and Demands. The Derivative Actions and Demands have all been stayed, formally or by agreement, pending the outcome of the investigation by the Special Litigation Committee. On September 19, 2024, the Special Litigation Committee formally reported its findings and resolution concerning its investigation of the Derivative Actions and Demands, which began in July 2023 and concluded with the September 19, 2024 report and resolution, which in turn were delivered to the Company and its Board on September 23, 2024. The Special Litigation Committee retained two law firms to represent the Special Litigation Committee in connection with the Special Litigation Committee’s investigation of the Derivative Actions and Demands and the Special Litigation Committee’s review and assessment of evidence gathered in its investigation. The Special Litigation Committee further reported, among other details, upon its appointment, the independence and disinterestedness of its members, the Special Litigation Committee’s investigative processes, including meetings, scope of investigation, volume of documents reviewed, numbers of witnesses interviewed, other presentations received, review and analysis of evidence and applicable legal standards, work with its counsel, and findings and preparation of the final report and resolution of the Special Litigation Committee. Based upon the Special Litigation Committee report and the conclusions reached therein, the Special Litigation Committee, consistent with its appointment and delegated authority, unanimously adopted a resolution (i) determining that it is not in the best interests of the Company or its shareholders to pursue the relief requested in the Derivative Actions and Demands; (ii) determining that it is in the best interests of the Company and its shareholders to reject the Derivative Actions and Demands; (iii) determining that it is in the best interests of the Company and its shareholders for the Company to move to dismiss the Derivative Actions and Demands; and (iv) instructing that the Company and counsel take all further actions necessary to implement the resolution. The Company and its counsel intend to take steps on behalf of the Company to implement the resolution of the Special Litigation Committee, including making appropriate motions in accordance with applicable Texas law governing derivative demands and litigation procedure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) On May 15, 2019, the Company’s Board authorized the repurchase of up to $2.0 billion of the Company’s common stock, of which approximately $899 million remained as of September 2024. On September 25, 2024, the Company’s Board terminated and replaced this previous share repurchase authorization with a new $2.5 billion share repurchase authorization of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. No repurchases had been made as of September 30, 2024 under this new authorization.

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

SOUTHWEST AIRLINES CO.

October 25, 2024	By:	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
and Accounting Officer)