Form 10-K
period 2024-12-31
SOUTHWEST AIRLINES CO
filed 2025-02-07
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes   ☐  No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes   ☐  No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,086,581,902 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 5, 2025: 592,661,084 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 14, 2025, are incorporated into Part III of this Annual Report on Form 10-K.

-PART I-
Item 1.    Business
Company Overview

Southwest Airlines Co. (the “Company” or “Southwest”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. Southwest’s unique route network, low fares, and famous Hospitality continue to make the Company an attractive choice for Customers in cities across the United States and near-international destinations. As of December 31, 2024, Southwest had a total of 803 Boeing 737 aircraft in its fleet and served 117 destinations in 42 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.

Company Initiatives

As part of the Company's ongoing modernization efforts, during third quarter 2024, the Company announced several transformational initiatives designed to elevate the Customer Experience on its flights, improve financial performance, and drive Shareholder value, including:

•Assigned Seating: Southwest will introduce an assigned seating model to better align with airline passenger preferences. The Company expects to begin selling assigned seats in the second half of 2025, with its first flights operating with the new seating model in the first half of 2026.
•Premium Seating: Southwest will offer extra legroom options with additional pitch while maintaining a standard economy seat pitch.
•Redesigned Boarding Model: Southwest will evolve its boarding process with seat assignments while focusing on operational efficiency and improving the Customer Experience. The updated boarding process will be designed to maintain Southwest's unique and popular approach in boarding through position numbers and signage displayed on stanchions within the gate area.
•Global Airline Partnerships: Southwest is seeking partnerships with international carriers to expand its network and connect Customers with more global destinations to generate additional demand for travel across the Southwest network. Icelandair will become Southwest's initial partner with an expected launch on February 13, 2025 through Baltimore-Washington International Airport, which will serve as its first U.S. gateway for the carriers. The Icelandair partnership is expected to add Denver and Nashville gateways during 2025, and Southwest intends to add at least one additional partner carrier in 2025.
•Getaways by Southwest™: In 2025, Southwest intends to launch a new product, Getaways by Southwest, offering vacation packages that are unique to the industry and come with Customer-friendly policies. These customizable vacation bundles are expected to feature Southwest's generous cancellation policy and flexibility with its no change fees for flights extending to hotels and other elements of packaged vacations.
•24-Hour Operations: Southwest is scheduled to add 24-hour operation capabilities with the introduction of overnight (i.e., redeye) flights on February 13, 2025 in key markets to maximize aircraft utilization.
•Marketing & Distribution Evolution: In order to attract new Customers and reach them where they are performing travel searches today, Southwest has expanded into new channels such as Google Flights, Kayak, and Skyscanner to broaden its Customer base and begin to engage them in its loyalty program.
•Service Modernization: To drive efficiency and improvement in Customer Service, Southwest is transitioning to a digital-first model, offering more self-service options designed to augment the Company’s contact centers and airport experience.

Company Operations

Route Structure

Southwest primarily provides “point-to-point” service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. A point-to-point system enables airlines to connect directly to destinations without providing connecting service. By contrast, the hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations exclusively through one or more central transfer points, Southwest's route structure has allowed for more direct nonstop routing than a traditional hub-and-spoke service. To provide greater connectivity and support operational reliability and recoverability, in recent years the Company has increasingly focused on designing its network around core stations. Southwest’s unique network blends intentional connectivity offered by hub-and-spoke models and point-to-point nonstops, allowing the Company to capture nonstop demand and provide reliable one-stop itinerary options.

Southwest’s unique route network has also enabled it to provide its markets with frequent, conveniently timed flights and low fares. For example, Southwest currently offers 12 weekday roundtrips between Dallas Love Field and Houston Hobby, six weekday roundtrips between Denver and Chicago Midway, six weekday roundtrips between Los Angeles International and Las Vegas, eight weekday round trips between Burbank and Oakland, and ten weekday roundtrips between Phoenix and Denver. Southwest complements its high-frequency short-haul routes with mid-range and long-haul nonstop service, including flights between Hawaii and California, Las Vegas, and Phoenix, and between markets such as Los Angeles and Nashville, New York LaGuardia and Houston, Los Angeles and Baltimore, Oakland and Houston, and San Diego and Baltimore. In 2024, the United States Department of Transportation (“DOT”) approved the Company’s bid to offer nonstop round-trip flights between Las Vegas and Washington Reagan. Service between Las Vegas and Washington Reagan begins February 13, 2025, with daily service beginning March 6, 2025. As the domestic travel market has matured and structural changes have reduced the demand for short-haul travel, especially post-pandemic, the Company has increased its proportion of longer-haul flights. Further, during 2024, the Company announced 24-hour operation capabilities with the introduction of redeye flights. Booking of redeye flying on initial routes became available in July 2024, with the first redeye flights scheduled on February 13, 2025, in five initial nonstop markets: Las Vegas to Baltimore and Orlando; Los Angeles to Baltimore and Nashville; and Phoenix to Baltimore.

The table below sets forth data regarding the Company's nonstop service, aircraft stage length, and trip duration over the last three years:

	Year ended December 31,
	2024	2023	2022
Percentage of Customers flying nonstop	74%	73%	74%
Nonstop city pairs	850	805	825
Average stage length (miles)	763	730	728
Average trip duration (hours)	2.0	2.0	2.0

The Company continually works to better optimize its route network and schedule through the adjustment of flights in its existing markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. During 2024, the Company sought to restructure and better optimize its network to better match capacity to demand and adjust for post-pandemic Customer travel patterns by reducing short-haul trips, redistributing resources to longer-haul trips in more profitable markets, and reducing flying on weekdays and at off-peak times with lower travel demand. In response to market conditions, the Company ceased service at Cozumel, Mexico; Houston Bush Intercontinental; Syracuse; and Bellingham in 2024. Further, the Company redeployed underperforming capacity by significantly reducing service at Atlanta, Fort Lauderdale, and Chicago O’Hare, while expanding service at Nashville. The Company is continuing to improve the connectivity and efficiency of its network through redesigns in smaller cities and the planned introduction of redeye flying. Additionally, the Company is taking a cross-functional, methodical approach to market maturation efforts. The Company’s unique route network allows for these adjustments without structurally disrupting its airports in core markets and other large cities. To further improve international connectivity with its domestic network, as discussed under “Company Initiatives,” the Company is scheduled to begin operating as a partner with Icelandair on February 13, 2025 to provide for transatlantic connectivity and announced plans to add at least one more partner during 2025.

Cost Structure

A key component of the Company's business strategy is its focus on cost discipline and charging competitively low fares. The Company's low-cost strategy includes, among other elements, (i) the use of a single aircraft type, the Boeing 737, and (ii) the Company's route structure. Southwest's use of a single aircraft type has historically allowed for simplified scheduling, maintenance, flight operations, safety management, and training activities. Southwest's route structure includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, and Providence. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and is designed to allow for higher Employee productivity over a long period of time. Given ever-evolving travel patterns and labor market challenges, the Company continues to focus on better optimizing its route network, improving operational efficiency and reliability, and increasing Employee productivity. The Company expects to further increase asset utilization through its introduction of redeye flights and its initiatives to decrease the amount of time it takes to turn an aircraft (the time needed to unload Passengers from an arriving flight and load Passengers on the same aircraft for its subsequent flight). Such investments include moving to a fully digital (i.e., paperless) process, improved communication tools for Employees, and better visual and real-time information to assist both Customers and Employees. These initiatives are designed to lower unit costs, as the Company is expected to be able to generate either the same number of available seat miles (“ASMs”) with fewer aircraft or produce more ASMs utilizing the same number of aircraft in its fleet. These efforts are underway and are scheduled to be fully implemented by November 2025. In addition, the Company is targeting other cost savings initiatives, including capitalizing on identified supply chain opportunities and improving its corporate efficiency through automation and better allocation of resources.

The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency (ASMs per fuel gallon consumed). The Company focuses on minimizing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. For example, in 2024, the Company added 22 Boeing 737 MAX 8 (“-8”) aircraft to its fleet, with the goal of lowering operating costs, improving potential growth opportunities, better optimizing the Company's network, reducing carbon emissions per ASM, and further modernizing the Company's fleet with more fuel-efficient aircraft.

Fuel and oil expense can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Although the Company’s jet fuel prices per gallon were generally lower in 2024, as compared with 2023, they remain at high levels. Fuel and oil expense remained the Company's second largest operating cost category for 2024. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. The table below shows the Company's average cost of jet fuel inclusive of fuel taxes and fuel hedging impacts, for each year beginning in 2011 and during each quarter of 2024.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
2020	$1,849	$1.45	14.4%
2021	$3,310	$1.98	23.5%
2022	$5,975	$3.10	26.2%
2023	$6,217	$2.89	24.0%
2024	$5,812	$2.64	21.4%
First Quarter 2024	$1,531	$2.92	22.8%
Second Quarter 2024	$1,599	$2.76	23.0%
Third Quarter 2024	$1,417	$2.52	20.7%
Fourth Quarter 2024	$1,264	$2.38	19.0%

The Company’s fuel efficiency was aided in 2024, as compared with 2023, through the addition of 22 -8 aircraft to its fleet and by the retirement of 34 of its oldest, least fuel-efficient Boeing 737-700 (“-700”) aircraft and the retirement of two Boeing 737-800 ("-800") aircraft. As of December 31, 2024, the Company had 245 -8 aircraft in its fleet. In second and fourth quarter 2024, the Company entered into supplemental agreements (the “Supplements”) to its purchase agreement with The Boeing Company (“Boeing”) relating to the Company's purchase of -8 and Boeing 737-7 ("-7", and, together with -8, the "MAX aircraft"). Pursuant to the Supplements, the Company amended its order book delivery schedule to better allocate aircraft deliveries to the Company’s network and capacity plans. The Company held 180 remaining MAX options as of December 31, 2024, in addition to 492 firm orders of MAX aircraft to be delivered through 2031. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts (e.g., through accelerated retirements of the Company's -700 aircraft) if growth opportunities do not materialize. The Company previously announced plans to pursue opportunities to take advantage of current market conditions through the sale and/or sale-leaseback of certain aircraft, with the intention of replacing most, if not all, of such aircraft with new -8 and -7 aircraft from Boeing, at the favorable pricing available in the Company’s order book with Boeing, by the end of 2031, assuming that Boeing is able to meet aircraft delivery expectations. During December 2024, the Company received gross proceeds of $871 million from the sale-leaseback of 35 aircraft (see Note 7 to the Consolidated Financial Statements for more details on the sale-leaseback transactions), which the Company expects to use in support of its capital allocation strategy, which includes funding future fleet modernization and providing Shareholder returns. As a result of these efforts, the Company expects its net fleet capital expenditures during the near term to moderate significantly from recent levels, with the added benefit of further accelerating the modernization of the Company’s fleet. For further information regarding the Company’s aircraft contractual order book see “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The delivery schedule for the -7 is dependent on the Federal Aviation Administration (“FAA”) issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The Company continues to undertake a number of other fuel conservation initiatives, which are discussed in detail under “Environmental Sustainability.”

The table below sets forth the Company's ASMs produced per fuel gallon consumed (fuel-efficiency) over the last five years:

	Year ended December 31,
	2024	2023	2022	2021	2020
Available seat miles per fuel gallon consumed	80.8	79.5	77.3	79.2	81.3

The Company has also entered into fuel derivative contracts to manage its risk associated with significant increases in fuel prices. Based on the current geopolitical and market dynamics, higher premium costs over time, and aggressive cost reductions underway, the Company does not intend to add new hedging positions to its current hedge book. The Company's fuel hedging activities, as well as the risks associated with high and/or volatile fuel prices, are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements.

Salaries, wages, and benefits expense constituted approximately 45.1 percent of the Company's operating expenses in 2024 and was the Company's largest operating cost category. The Company's ability to control labor costs is largely limited by the terms of its collective-bargaining agreements, and increased labor costs from recently ratified contracts and rate inflation have negatively impacted both the Company's low-cost structure and the overall airline industry’s costs. During 2024, active full-time equivalent headcount decreased 2,356, or 3.1 percent, compared with year-end 2023, in an effort to right-size staffing to current operations. The Company expects to continue these efforts in 2025 by minimizing hiring and improving corporate efficiency. The Company's labor costs, and risks associated therewith, are discussed in more detail below under “Business—Employees,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•“Anytime” fares are often subject to advance purchase requirements. They are refundable if canceled, subject to Southwest’s No-Show Policy, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Anytime fares earn 10 Rapid Rewards points for each dollar spent on the base fare. Anytime fares also receive EarlyBird Check-In®. See “Ancillary Services” below for further information about EarlyBird Check-In. Additionally, Anytime fares receive Priority Lane and Express Lane access through check-in and security lines where available. Further, Anytime fares receive all of the benefits of Wanna Get Away Plus fares, including Transferable Flight Credit and same-day confirmed changes and standby.
•“Business Select” fares are often subject to advance purchase requirements. They are refundable if canceled, subject to Southwest’s No-Show Policy, or flight credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Business Select fares also include additional perks such as priority boarding with a boarding position in the first 15 boarding positions within boarding group “A,” 12 Rapid Rewards points per dollar spent on the base fare—the highest loyalty point multiplier of all Southwest fare products, one complimentary premium beverage coupon for the day of travel on flights over 250 miles (Customers must be of legal drinking age to drink alcoholic beverages), and free inflight internet service, where available. Business Select fares also receive all of the benefits of Anytime fares, including Priority Lane and Express Lane access through check-in and security lines where available, Transferable Flight Credit, and same-day confirmed changes and standby.

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

In order to enhance and expand upon its already generous and flexible ticketing policies, the Company announced in July 2022 that flight credits will no longer expire. Flight credits for non-refundable fares are issued as long as the reservation is cancelled more than ten minutes prior to the scheduled departure. Transferable Flight Credits or refunds for refundable fares are issued regardless of cancellation time.

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

Southwest’s Rapid Rewards loyalty program features tier status and Companion Pass programs for the most active Members, including “A-List” and “A-List Preferred” status. A Member who flies 20 qualifying one-way flight segments booked through Southwest or earns 35,000 tier qualifying points per calendar year will qualify for A-List status. A Member who flies 40 qualifying one-way flights booked through Southwest or earns 70,000 tier qualifying points per calendar year will qualify for A-List Preferred status. The Member will maintain A-List or A-List Preferred status for the remainder of the calendar year in which the status is earned and for the entire calendar year immediately following. Both A-List and A-List Preferred Members enjoy benefits such as priority check-in and security lane access, where available, as well as dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy free inflight internet service, where available, and up to two complimentary premium drinks per flight on flights traveling 250 miles or more, added directly to their mobile boarding passes. Members who attain A-List or A-List Preferred status receive priority boarding privileges. When these Customers purchase travel at least 36 hours prior to flight time, they receive the best boarding position available (generally, an “A” boarding pass). If an A-List or A-List Preferred Member’s plans change, subject to Southwest’s No Show Policy, they are entitled to same-day confirmed change, free of airline charges, if there is an open seat on another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with changes in their itinerary. If there is no open seat on this different flight, a traveler may request to be added to the standby list for that flight. Another feature of the Rapid Rewards loyalty program is the Companion Pass. Members who fly 100 qualifying one-way flights or earn 135,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of charges (other than taxes and fees). The Companion Pass is valid for the remainder of the calendar year in which status is earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.

In addition, since early 2024, Members are able to pay for their flights with a combination of cash and Rapid Rewards points—starting with as few as 1,000 points. Bookings with flights completed before January 1, 2025, paid for with a combination of points plus other forms of eligible payment did not earn Rapid Rewards points, tier qualifying points for A-List or A-List Preferred status, or Companion Pass qualifying points, but did earn tier qualifying segment credits. However, starting January 1, 2025, the cash portion of a cash plus points booking earns Rapid Rewards points, Rapid Rewards Business points, tier qualifying points for A-List or A-List Preferred status, and Companion Pass qualifying points.

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

As part of the Company’s transformation initiatives announced in third quarter 2024, Southwest plans to update its Tier Benefits, giving A-List and A-List Preferred Members even better benefits, and has updated its credit card program to offer cardmembers more value through assigned seats and premium seating. The Company also anticipates eventually providing Rapid Rewards Members more opportunities to earn and redeem points for longer-haul international destinations with the development of its airline partnerships and the evolution of its Getaways by Southwest product.

	Year ended December 31,
	2024	2023	2022
Flight awards redeemed (millions)	10.1	10.9	9.2

For 2024, 2023, and 2022, Customer redemption of flight awards accounted for approximately 14.7 percent, 16.3 percent, and 15.0 percent of revenue passenger miles flown, respectively. The Company’s accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

Investments in Customer Experience

In 2022, the Company announced a multi-year plan to modernize and transform the Customer Experience. These enhancements, expected to cost over $2 billion over a five-year period, include the Company’s plans to:

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

During 2023, the Company completed the enhanced WiFi connectivity onboard its aircraft in order to improve WiFi speed, reliability, and bandwidth. Its new -8 aircraft deliveries are equipped with latest-generation WiFi hardware, and the Company completed its upgrade of the WiFi hardware on its existing fleet. In late 2023, the Company also began taking delivery of MAX aircraft with the latest-generation of onboard USB-A and USB-C power ports on every seat, with a space-saving system that preserves legroom. The Company is also installing the in-seat power ports onboard its existing MAX fleet. Retrofits for in-seat power have begun and occurred at a pace of approximately 11 aircraft per month in 2024. As of December 31, 2024, the Company had 164 aircraft with in-seat power. Further, the Company's new -8 aircraft will come equipped with larger overhead bin space, which is expected to result in better operational metrics, fewer gate checked bags, and an improved Customer Experience. As of December 31, 2024, the Company had approximately 91 -8 aircraft with larger overhead bins, and plans to retrofit the remainder of its -8 fleet, as well as its -800 fleet, with larger overhead bins, beginning in 2025. Additionally, in 2024, the Company also announced a refreshed cabin design, which includes new and more comfortable RECARO seats. Southwest has also invested in modernizing its airport spaces by installing new lobby signage, which is expected to facilitate self-service, enhance the overall visual appeal of the lobbies, and make Customers’ travel journey easier.

Southwest offers inflight entertainment and connectivity service. Southwest’s suite of complimentary offerings includes, where available, movies-on-demand, messaging, live and on-demand television, a flight tracker, and more. The free inflight entertainment offerings include over 125 free movies-on-demand each month and free app messaging via iMessage or WhatsApp. The television product consists of at least 13 live channels and approximately 70 on-demand recorded episodes from popular television series. The inflight entertainment service allows Customers to enjoy gate-to-gate entertainment directly on their personal wireless devices. Customers can also purchase satellite internet service while A-List Preferred Members and Business Select Customers receive complimentary satellite internet service. Activating internet service gives Customers the ability to stream videos, complete work tasks, and browse social media.

In third quarter of 2024, the Company announced its “Southwest. Even Better.” transformation plan to evolve and improve its Customer Experience. The plan includes the Company’s intentions to:

•introduce assigned seating and premium seating options with extra legroom;
•evolve its boarding process;
•formalize partnerships with international carriers to expand its network, beginning with a partnership with Icelandair that is expected to launch on February 13, 2025 through Baltimore-Washington International Airport;
•launch a new Getaways by Southwest vacation product; and
•enhance its Rapid Rewards program and benefits.

These initiatives stem from continued monitoring of Customer feedback, travel patterns, and preferences. The introduction of assigned seating is intended to address changes in Customer travel frequency and preferences for a seat assignment, particularly as the Company has increased its proportion of longer-haul flights in light of reduced demand for short-haul travel. Research indicates that a vast majority of both existing Southwest Customers and potential Customers prefer an assigned seat.

In addition to assigning seats, the Company plans to offer a premium, extended legroom portion of the cabin that research shows many Customers also prefer. The Company also plans to evolve its boarding process with the introduction of assigned seating and premium seating options, maintaining the Company’s unique approach in boarding through position numbers and signage displayed on stanchions within the gate area.

The move to assigned and premium seating will be a significant undertaking by the Company. In addition to incorporating new technologies and procedures for a seamless transition, the new cabin layout will require approvals from the FAA along with other regulatory agencies and vendor partners. The Company expects to make assigned seat and extended legroom bookings available in the second half of 2025, with related flights occurring in the first half of 2026.

Getaways by Southwest

Beginning in 2025, the Company plans to offer Customers an in-house vacation package product called “Getaways by Southwest”, replacing the outsourced product Southwest has historically offered. This new vacation booking platform is expected to allow the Company to appeal directly to its broad existing Customer base with an enhanced offering that includes both lodging and excursions, which is designed to drive growth with leisure travelers and grow higher-margin revenues.

Distribution and Marketing Approach

The Company primarily offers its fare products directly to Customers through its Internet website, Southwest.com®, and the Southwest App. For the years ended December 31, 2024, and December 31, 2023, approximately 81 percent and 82 percent, respectively, of the Company’s Passenger revenues originated from Southwest.com or the Southwest App (including revenues from SWABIZ®, the Company's online booking tool designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest). This “direct to Customer” distribution approach has historically provided a cost advantage for the Company because it eliminates fees associated with the use of third-party distribution channels such as third-party online travel platforms.

In light of changing travel patterns post-pandemic, in 2024 the Company focused on attracting new and less frequent Customers, in part, through new distribution channels and the launching of new ad campaigns. The Company expanded its distribution channels through partnerships with flight meta search engines, including Google Flights, Kayak, and Skyscanner, to increase visibility and drive traffic for bookings to Southwest.com.

In April 2024, the Company launched “The Big Flex”: a bold new brand marketing campaign showcasing the Company’s fun-loving personality and flexible and Customer-friendly policy points of difference on every fare, everywhere. The campaign highlights choice and flexibility for the Company’s Customers delivered with the Hospitality for which the Company is famous. Additionally, in May 2024, the Company launched “Wanna Go Wednesdays” on Southwest.com, a new weekly program that allows Customers to book the latest low fares on routes that are still available for last minute bookings. The Company also invested in technology to support artificial intelligence ("AI")-based marketing efforts and more personalized marketing capabilities throughout 2024.

The Company supports its distribution approach by offering a broad suite of digital platforms to support Customers' travel needs, including full featured websites and apps. These digital platforms help Customers book and manage their Southwest air travel and facilitate the purchase of the Company’s ancillary products, including Fare Upgrades, EarlyBird Check-In, Upgraded Boarding, vacation packages, rental car reservations, hotel reservations, and travel activities. In addition, the digital platforms provide self-service tools for trip management and Customer support.

Digital Hospitality

The Company is committed to its goal of widening its Customer Service advantage by enhancing digital Hospitality. The Company is amid a multi-year digital service modernization program designed to, among other things, provide better Customer Service at a lower cost. Key focus areas of the digital service modernization program include contact center service modernization, airport service modernization, Customer Service communications, and disruptions management.

In 2024, the Company implemented digital enhancements to empower Customer self-service and provide more efficient Customer Service. Key updates included a revamped Help Center, an expanded chatbot for improved information access, and enhanced disruption management tools (such as options to rebook or cancel flights and access nearby airports). In compliance with new DOT regulations, Southwest introduced automated ancillary refunds for canceled flights, additional flight rebooking flexibility for applicable schedule adjustments, and improved content to clearly communicate Customer options. The Company added additional Customer Service capabilities, including improved error messaging for increased clarity and actionable options for Customers, improved booking options when booking trips with youth travelers on mobile devices, increased passenger capacity per reservation, self-service features that enable self-management of companion designations, inbound flight tracking, and increased travel flexibility with improved standby booking options for connecting flights.

In 2024, the Company introduced generative AI capabilities and automation tools with a goal to improve Customer Service, increase efficiency, and drive lower cost while exceeding Customers’ Hospitality expectations. The Company continues to test the effectiveness of generative AI capabilities across the Customer journey.

During 2024, as a result of these efforts, the Company experienced fewer contact center calls per trip, while increasing app utilization on the day of travel, each as compared with 2023. The Company’s digital service modernization program is expected to continue to deliver additional enhancements and efficiencies in 2025.

The Company continues to enhance digital revenue-generating capabilities through strategic investments and innovations. The Company deployed a comprehensive suite of optimizations designed to improve product performance across air sales and ancillary offerings, including Upgraded Boarding, EarlyBird Check-In, Cars, Hotels, and Vacations. These efforts are designed to drive incremental revenue while enhancing the Customer Experience.

The Company has made significant advancements in marketing automation, particularly on the mobile app. Generative AI-powered copy testing has been introduced to refine marketing messages and optimize conversion rates, yielding increased sales per marketing effort. The Company has also implemented enhanced Rapid Rewards acquisition techniques, promotional text message campaigns, increased push messaging marketing, and improved co-brand acquisition strategies to drive Customer engagement and loyalty. The Company continues to test ongoing improvements to its digital shopping and booking experience to further increase fare upsells and booking conversion effectiveness.

Further, the Company has expanded its offerings to include overnight connection flight options, enhanced Rapid Rewards marketing content, and added the ability for Customers to pay for flights using cash plus points. Improvements to account management tools underscore the Company’s commitment to meeting diverse customer needs and growing its market presence.

Southwest Business® Initiatives

In addition to improvements in the Company's consumer-direct Southwest.com channel of distribution and new flight search engine partnerships, in recent years the Company has taken significant action, including investments in Employees, processes, and technology, in order to grow its corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest. The Company employs a multi-channel distribution strategy for its corporate business travel, offering the ability for business travelers and travel decision makers to book Southwest fares within all major Global Distribution System platforms via Amadeus, Travelport, and Sabre channels, through third-party partners directly connected to the Company's host reservation system, or through the Company’s free corporate online booking tool, SWABIZ®.

The Company utilizes Airlines Reporting Corporation to implement industry standard processes to handle the settlement of tickets booked through Travelport, Amadeus, and Sabre channels. The Company also utilizes ATPCO Routehappy to provide detailed product information that supports robust shopping and selling processes in third-party booking channels.

The Company offers Southwest Business Meetings, a product for its corporate Customers that is designed to make it easier for meeting planners to manage travel on Southwest by streamlining the process to book group travel for meetings and conventions. In late 2024, the Company beta-launched a new group travel tool, Southwest Groups, designed to bring many self-service features to travel managers in early 2025. The Company also offers Southwest Business Assist™, a travel portal that enables corporate travel buyers, travel decision makers, and travel management companies to better manage their business travel on Southwest using dashboards, reports, automated processing of travel benefits, and Customer Service. The on-demand self-service tool provides access to real-time information and reporting. Southwest Business has also continued to invest in and enhance SWABIZ with mobile capabilities. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also facilitates car and hotel bookings and offers a suite of reports for travel managers. The Company has additionally developed a new data-sharing API channel, Southwest Business TravelTrack®, that provides business travel Customers and third-party partners more visibility into the business they do with Southwest.

Technology Initiatives

The Company is focused on the prioritization and execution of its technology investments through an evolving multi-year plan, with the goal of developing stronger, more adaptable, more efficient, and more reliable technology systems to support the Company's strategic priorities. The Company has committed, and plans to continue to commit, significant resources to technology improvements in support of its ongoing operations and initiatives. During 2024, among other things, the Company (i) replaced its legacy flight planning system; (ii) expanded its distribution channels via multiple search engine partnerships; (iii) improved communication tools for Employees; (iv) delivered better visual and real-time information to assist both Customers and Employees; (v) leveraged AI to expedite support and call resolution time for Customer Service agents; (iv) worked towards moving to a fully digital (i.e., paperless) turn process; and (v) enabled Rapid Rewards Members to pay for their flights with a combination of cash and Rapid Rewards points. During 2023, among other things, the Company invested in technology and tools that are expected to enhance resiliency and improve its recovery during irregular operations, implemented a new revenue management system, introduced Customer bag tracking, enhanced Customer digital self-service capabilities, and launched Southwest Business Meetings. During 2022, the Company added technology for (i) a new fare product launch; (ii) a new human resources and payroll system; (iii) a new business travel management system; and (iv) enhanced cyber controls and monitoring.

The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) new assigned seating, premium seating, and boarding processes; (ii) industry standard interline and codeshare capabilities; (iii) 24-hour operations; (iv) flight planning and scheduling designed to improve operating efficiency; (v) daily flight schedule management designed to improve fleet utilization at lower incremental costs; (vi) aircraft turn capabilities designed to improve operating efficiency; (vii) crew mobility and scheduling designed to improve operating quality and resiliency; (viii) foundational airline operating systems; (ix) ancillary products, including vacation packages such as the announced Getaways by Southwest platform; (x) financial planning; (xi) Customer Service Agent mobility; (xii) technology infrastructure and cybersecurity; and (xiii) digital Customer Service modernization. The move to assigned and premium seating, airline partnerships, and 24-hour operations represent significant undertakings by the Company and will require the incorporation of new technologies and procedures for a seamless transition.

Environmental Sustainability

The Company remains steadfast in its desire to pursue, implement, and enhance initiatives to address the Company's impact on the environment. Over the years, the Company has undertaken a number of initiatives that have a direct impact on its fuel conservation and emissions-related reduction efforts, such as the following:

•introduction of the MAX aircraft into the Company's fleet, which is more fuel-efficient and releases fewer CO₂ emissions per ASM than the Company's previous generation of 737 aircraft;
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

The Company participates in Required Navigation Performance (“RNP”) operations as part of the FAA's Performance Based Navigation program, a key component of the Next Generation Transportation System (“NextGen”), which is intended to modernize the U.S. air traffic system by addressing limitations on air transportation capacity and making more efficient use of airspace. RNP combines the capabilities of advanced aircraft avionics, satellite navigation (instead of less precise ground-based navigation), and new flight procedures to enhance navigational and operational capabilities, improve fuel efficiency, and minimize greenhouse gas (“GHG”) emissions. RNP approaches, which are published by the FAA, are currently available at a limited number of the airports Southwest serves, but the Company continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.

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

As part of its corporate sustainability efforts, the Company has published the Southwest One Report describing the Company's environmental sustainability goals, actions, initiatives, and strategies, which include the foregoing and other efforts to address GHG emissions and other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Southwest One Report and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

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

In May 2024, Congress enacted the FAA Reauthorization Act of 2024 (the “2024 Reauthorization Act”). This statute authorizes funding for the FAA through federal fiscal year 2028 and provides direction to various FAA and DOT offices and programs over the next several years. The 2024 Reauthorization Act resulted in changes in federal law that will impact commercial air carriers. For example, the 2024 Reauthorization Act mandates that the DOT or the FAA promulgate numerous new rulemakings (or standards setting actions), including: (i) rulemakings regarding passenger accessibility, including training, aircraft accessibility, airport announcements and communications, and online portal accessibility, and (ii) mandates for the FAA, including for flight data recovery from overwater operations, modernization and improvements to aircraft evacuations, minimum qualifications for overseas mechanics working on U.S. registered aircraft, crewmember self-defense training, cybersecurity, and cabin air safety. Some notable rulemakings and a summary of other major initiatives being pursued by the DOT and the FAA related to the airline industry are described below. With the change of presidential administrations in January 2025, it is unclear which of these initiatives will be fully implemented, and whether the DOT, the FAA, and other agencies will pursue new initiatives for regulating airlines.

Economic and Consumer Protection Regulation

Regulation by the U.S. Department of Transportation

The DOT regulates economic operating authority for air carriers and consumer protection for airline passengers. The DOT may take legal enforcement action against air carriers for violating the DOT’s statutes or regulations by imposing civil penalties up to $75,000 per occurrence. In January 2023, the DOT issued a notice stating that, going forward, it intends to seek higher civil penalties, and the DOT’s recent enforcement actions have reflected significant increases in the level of civil penalties assessed for violations.

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

The DOT's consumer protection and enforcement authority is derived primarily from a federal statutory prohibition on “unfair or deceptive practices or unfair methods of competition” by air carriers. In January 2021, the DOT codified the definitions for the terms “unfair” and “deceptive” by adopting the definitions used by the Federal Trade Commission and amended and clarified the procedures the DOT will follow when engaging in aviation consumer protection rulemaking and enforcement. The purpose of this rule is to help establish clear and consistent criteria for unfair or deceptive practices while aligning the DOT’s oversight of aviation entities with other government agencies’ oversight of other sectors of the economy regarding unfair or deceptive practices.

Under the above-described authority, the DOT has adopted so-called “Passenger Protection Rules,” which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, baggage liability requirements, ticket refunds, and advertising of airfares, among others. For example, under the DOT's tarmac delay rule and subject to limited exceptions, air carriers must not allow an aircraft to remain on the tarmac for more than 3 hours (for domestic delays) or more than 4 hours (for international delays), without allowing passengers to deplane, subject to limited exceptions.

In addition, the Passenger Protection Rules require airlines to (i) display ontime performance on their websites; (ii) adopt Customer Service plans, publish those plans on their website, and audit their own compliance with their plans; (iii) designate an employee to monitor the performance of airlines' flights; (iv) provide information to passengers on how to file complaints; (v) respond in a timely and substantive fashion to consumer complaints; (vi) pay compensation to each passenger denied boarding involuntarily from an oversold flight; and (vii) prominently disclose all potential fees for optional ancillary services on their websites.

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

In 2024, the DOT was active in airline consumer protection, proposing or finalizing several new rules. For example, the DOT finalized a new rule addressing airline ticket refunds which is in effect and being implemented by the Company and other airlines. The rule requires airlines to provide a full ticket refund, which may include ancillary fees in addition to the base fare, if a passenger chooses not to accept a rebooking following a cancellation or significant delay. The DOT also finalized a new rule designed to enhance protections for passengers who use wheelchairs and assistive devices.

The DOT has also issued a new final rule related to when and how air carriers must disclose ancillary service fees. The final rule was scheduled to take effect on July 1, 2024. However, in May 2024, various airlines and airline associations challenged the rule in federal court, and the U.S. Court of Appeals for the Fifth Circuit stayed the final rule. Additionally, in August 2024, the DOT issued a proposed rule on family seating that would require U.S. and foreign air carriers to seat children aged 13 and under adjacent to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. This rule is pending, but as of January 28, 2025, is subject to the Executive Order “Regulatory Freeze Pending Review.”

In December 2024, the DOT issued a preliminary proposed rule on airline passenger rights. The DOT was soliciting comments on whether, in the event of a significant flight disruption due to causes within an airline’s control, airlines should be required to provide passengers with a graduated level of cash compensation, free rebooking, and amenities such as meals, lodging for overnight delays, and transportation to and from lodging. As of January 28, 2025, this proposed rule is subject to the Executive Order “Regulatory Freeze Pending Review.”

The DOT additionally has statutory authority to prohibit discrimination by airlines against consumers on the basis of (i) disability and (ii) race, color, religion, national origin, sex, or ancestry.

In August 2023, the DOT finalized its rule on accessible lavatories. The rule requires airlines to have one accessible (i.e., larger) lavatory on new narrow-body aircraft going forward. Specifically, air carriers must comply with these measures with respect to new aircraft that an air carrier operates that are (i) originally ordered after October 3, 2033, (ii) delivered after October 2, 2035, or (iii) part of a new type-certificated design filed with the FAA or a foreign carrier’s safety authority after October 2, 2024. The new rule does not require a retrofit of existing aircraft. The Company anticipates that this rule could impose substantial costs on the Company and have a material effect on the Company's capital expenditures, earnings, and competitive position.

Aviation Taxes and Fees

The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance programs administered by the FAA, must be periodically reauthorized by the U.S. Congress. The 2024 Reauthorization Act extended, but did not modify, most commercial aviation taxes through September 30, 2028. This includes the two principal FAA-related taxes paid by airline consumers when purchasing an airline ticket: (i) the 7.5% excise tax (applied to the base fare of an airline ticket as well as any mandatory passenger fees charged by the airline) and (ii) the domestic segment tax ($5.00 per passenger segment), capped at two segments each way. The domestic segment tax is adjusted annually for inflation by the Internal Revenue Service. Air carriers also directly pay the commercial jet fuel tax (4.3 cents per gallon).

In addition to FAA-related taxes, there are federal taxes related to the U.S. Department of Homeland Security. These taxes do not need to be reauthorized periodically. Congress has set the Transportation Security Fee paid by passengers at $5.60 per one-way passenger trip originating in the United States. Additionally, international passengers arriving in the United States are subject to U.S. immigration and customs fees that are indexed to inflation. These fees are used to support the operations of U.S. Customs and Border Protection (“CBP”). Finally, the U.S. Department of Agriculture's Animal and Plant Health Inspection Service imposes an agriculture inspection fee on international passengers arriving in the United States.

Airline passengers are also required to pay a Passenger Facility Charge (“PFC”), a user fee that is authorized via federal statute but assessed by each airport. The maximum PFC is $4.50 per passenger enplanement.

New or higher aviation taxes or user fees on air carriers and/or their customers may be imposed by Congress at any time, including during Congress’s anticipated consideration of comprehensive budget and tax legislation in 2025.

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

As the airlines’ safety regulator, the FAA uses tools, such as temporary flight restrictions, to control aircraft operations within designated areas. The FAA may also issue advisory circulars to provide guidance for compliance with aircraft and pilot certification standards, operational standards, training standards, and other FAA rules. These regulatory tools may create additional costs and/or operational restrictions for the Company. For example, the FAA has expressed concern about the deployment of certain wireless telecommunications systems that may cause interference with certain aircraft avionics, such as radio altimeters. In response, the FAA could impose temporary flight restrictions until the agency believes any safety concerns are resolved. The FAA could also require mitigations from aircraft operators (e.g., aircraft retrofits) to avoid any potential interference.

With respect to airline operations, the FAA has rules in effect with respect to crew flight, duty, and rest times. Among other things, the rules (i) require a ten-hour minimum rest period prior to a pilot’s flight duty period; (ii) mandate that a pilot must have an opportunity for eight hours of uninterrupted sleep within the rest period; and (iii) impose pilot “flight time” and "duty time” limitations based upon report times, the number of scheduled flight segments, and other operational factors. The FAA has imposed similar duty and rest time requirements for flight attendants.

The FAA also manages the nation’s air traffic control (“ATC”) system, a major focus of the 2024 Reauthorization Act. The congressional appropriations committees, as well as FAA leadership are addressing persistent shortages of fully licensed and trained air traffic controllers. Controller shortages at key FAA-managed ATC facilities have been the cause of air carrier delays and cancellations, especially when controller shortages are combined with severe weather in places like Florida and the New York/New Jersey/Philadelphia corridor. Moreover, the increase in commercial space operations in some areas of the country and the expected introduction of advanced air mobility aircraft, could further degrade the FAA’s ability to provide consistently efficient and reliable ATC services.

The FAA is also the safety regulator of airplane manufacturers and oversees the aircraft certification process. The certification of the -7 is stalled due in part to the FAA’s heightened oversight of aircraft manufacturers and control over the aircraft certification process. The FAA’s oversight of the Company’s original equipment manufacturers and the rate of production of new planes are outside of the Company’s control.

In June 2023, the FAA finalized a new rule requiring that airplane manufacturers install a physical secondary barrier between the aircraft’s flight deck and cabin in order to provide additional protection against unauthorized access to the flight deck. The final rule provided a two-year compliance period through August 25, 2025, after which a physical secondary barrier meeting the requirements of the rule is required for any transport category airplane manufactured and used in regularly scheduled passenger-carrying operations. Compliance with this rule could impose substantial costs on the Company. Per the 2024 Reauthorization Act, the FAA convened an Aviation Rulemaking Committee (“ARC”) in the fall of 2024 to explore additional requirements to retrofit a secondary barrier on existing mainline airliners. Depending on the ARC’s recommendations, the FAA may initiate rulemaking on a retrofit mandate in 2025, which could apply to the Company’s current fleet.

In addition, the 2024 Reauthorization Act, like the FAA Reauthorization Act of 2018, contains provisions directing the FAA to examine whether to issue new regulations establishing minimum dimensions for seat size based on safety and evacuation considerations. Since 2022, the FAA has examined the issue and solicited stakeholder feedback on the topic. The FAA has not yet issued a proposed rule. If the FAA issues a rule with minimum dimensions that exceed the Company’s current seat dimensions, the Company could incur substantial compliance costs.

In addition to its day-to-day management of the nation’s air traffic control system, the FAA has continued its lengthy and ongoing effort to implement a multi-faceted, airspace modernization program, NextGen. According to the U.S. government, once fully implemented, NextGen is expected to improve airspace capacity and contribute to a safer, more efficient, and more predictable system, which may potentially contribute to reduced fuel burn, emissions, and noise. As part of the NextGen initiative, in 2010 the FAA published rules requiring most commercial aircraft operating in the national airspace system to be equipped with Automatic Dependent Surveillance - Broadcast (“ADS-B”) technology by January 1, 2020. ADS-B technology is intended to enhance safety and efficiency by moving from ground-based radar and navigational aids to precise tracking using satellite signals. In addition to environmental and efficiency benefits, ADS-B technology gives pilots and air traffic controllers new tools to reduce the risk of runway incursions and aircraft collisions. The Company has implemented technology and programs intended to comply with all applicable ADS-B requirements. On November 9, 2021, the U.S. government announced an Aviation Climate Action Plan to reduce emissions by, among other initiatives and efforts, operationalizing NextGen to realize the full potential of modernized infrastructure and systems, and enhancing data quality and information distribution to enable operators to fly more fuel-efficient trajectories. However, with the new presidential administration, this initiative may be postponed.

The Air Traffic Organization (“ATO”) is the operational arm of the FAA. The ATO is responsible for providing safe and efficient air navigation services to all of the United States and large portions of the Atlantic and Pacific Oceans. The Company is subject to any operational changes imposed by the FAA/ATO as they relate to the NextGen program, as well as the day-to-day management of the air traffic control system.

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

Security Regulation

Pursuant to the Aviation and Transportation Security Act (“ATSA”), the Transportation Security Administration (“TSA”), a federal agency of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. The ATSA and subsequent TSA regulations and procedures implementing the ATSA and related statutes address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport and aircraft access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; (viii) background checks; and (ix) certain cybersecurity requirements.

Under the ATSA, substantially all security officers at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals. TSA personnel and TSA-mandated security procedures can affect the Company's operations, costs, and Customer Experience. For example, as part of its security measures, the TSA regulates the types of liquid items that can be carried onboard aircraft. In addition, as part of its Secure Flight program, the TSA requires airlines to collect a passenger's full name (as it appears on a government-issued ID), date of birth, gender, and Redress Number (if applicable). Airlines must transmit this information to Secure Flight, which uses the information to perform matching against terrorist watch lists. After matching passenger information against the watch lists, Secure Flight transmits the matching results back to airlines. This serves to identify individuals for more extensive security screening and to prevent individuals on watch lists from boarding an aircraft. It also helps prevent the misidentification of passengers who have names similar to individuals on watch lists. The TSA's multi-layered, risk-based approach to airport security also includes physical pat down procedures at security checkpoints. These procedures have raised privacy concerns by some air travelers and have caused delays at screening checkpoints.

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

The Company works collaboratively with the TSA, foreign national governments, and airports to provide risk-based security measures at international locations served by the Company. The Company has also made significant investments in facilities, equipment, and technology to process Customers, checked baggage, and cargo efficiently in compliance with applicable security regulations. However, the Company is not able to predict the impact, if any, that any new security measures or TSA resource limitations at certain airports will have on Passenger revenues and the Company’s costs, either in the short-term or the long-term.

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

Additionally, in conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at various airport sites. The Company has not historically experienced any airport site environmental liability that has had a material adverse effect on its capital expenditures, earnings, or competitive position. However, many airports, as well as federal, state, and local governmental authorities, are increasingly focused on groundwater contamination caused by what are sometimes referred to as “forever chemicals,” most notably per- and polyfluoroalkyl substances (“PFAS”). PFAS have been used in many manufacturing and industrial applications over many decades and can be found in numerous products, including building materials and household products. Most notably for aviation, PFAS are a key component in aqueous film-forming foam (“AFFF”), which are commonly available for use to fight petroleum-based fires at both commercial and military aviation facilities. The FAA and the U.S. Department of Defense have strict performance specifications for fire suppression systems, which has contributed to the use of AFFF/PFAS over the decades. PFAS is now the focus of regulatory oversight at airports, as well as the source of litigation by airports against AFFF manufacturers. Moreover, regulatory authorities at the federal, state, and local levels are moving forward with prohibitions on the manufacturing, use, or sale of PFAS-based AFFF, as well as costly remediation efforts at airports to address groundwater contamination. In addition, in April 2024, the U.S. Environmental Protection Agency (the “EPA”) issued a final rule listing two specific types of PFAS, perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which may be found in AFFF, as hazardous substances under CERCLA and requiring entities to report releases that meet or exceed the reportable quantity immediately to the EPA’s National Response Center, and any other applicable state or local agencies. Accompanying the final rule, the EPA also separately issued an enforcement discretion policy that describes how the EPA intends to generally seek to impose liability under CERCLA on those responsible for releasing or exacerbating the spread of PFAS into the environment, such as those who have manufactured PFAS or used PFAS in the manufacturing process, and other industrial parties. At this time, the Company cannot predict to what extent, if any, this enforcement discretion may ultimately provide any relief from potential PFAS liability. Furthermore, while the new presidential administration is expected to generally pursue a deregulatory agenda, the Company cannot predict what actions the new administration may take with respect to PFAS regulation and the timing and scope of any such changes. The evolving legal and regulatory activity surrounding PFAS could lead to an inadequate supply of FAA-certified AFFF throughout the aviation system, additional costs associated with transitioning away from AFFF products containing PFOA and PFOS, potential environmental incident prevention or cleanup costs, and/or increased operating costs at certain airports. Moreover, listing PFAS compounds under CERCLA may give rise to strict, joint and several liability for removal, remedial, response, and other costs, the costs of which could be material.

The federal government and the United Nations’ International Civil Aviation Organization (“ICAO”) have agreed to a series of measures to reduce GHG emissions within the aviation sector. At the federal level, in July 2016, the EPA issued a final endangerment finding for GHG emissions from certain types of aircraft engines, which the agency determined contribute to pollution that causes climate change and endangers public health and the environment. Following this endangerment finding, per the federal Clean Air Act, the EPA adopted aircraft GHG emissions standards in December 2020. These standards apply to airframe and aircraft engine manufacturers and align with the standards previously adopted by ICAO. The Company has not and does not expect to incur any material costs related to the EPA’s aircraft GHG emissions rules at this time, and the rules are not expected to adversely impact the Company's current aircraft fleet; however, the Company cannot guarantee that more stringent standards will not be adopted by Congress, the FAA, or the EPA in the future that could require material capital expenditures to modernize or replace its aircraft fleet or incur other costs related to GHG emissions from its aircraft.

In addition to aircraft emissions standards, ICAO implemented a “global market-based measure” framework in an effort to control carbon dioxide emissions from international aviation. The focal point of this framework is a carbon offsetting system applicable to aircraft operators designed to cap the growth of emissions related to international aviation. ICAO's Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) program is a global market-based measure intended to cap carbon emissions from international civil aviation at their 2019 levels from 2021 to 2023 and 85 percent of their 2019 levels from 2024 to 2035, addressing carbon emissions from the growth of international air traffic by requiring that international aviation emissions above these levels be offset or reduced through the use of CORSIA Eligible Fuel, such as a CORSIA SAF, or CORSIA Eligible Emissions Units.

The U.S. federal government has opted to participate in the voluntary phases of the CORSIA program from 2021-2026 (additional phases extend through 2035). However, it is unclear at this time whether the new presidential administration will take action to limit the implementation of the mandatory phases beginning in 2027. For example, on January 20, 2025, President Trump issued an Executive Order withdrawing from the Paris Agreement and, at this time, it is unclear what impact this action may have on the United States’ participation in CORSIA in the short term. As part of the CORSIA program, the Company is currently monitoring its international emissions for reporting purposes. Data collected from applicable international flight activity in 2019 forms the baseline and is used in the calculations to determine subsequent carbon offsetting requirements under the CORSIA program. To the extent CORSIA revises any of its emission accounting methodologies or options for meeting emission reduction levels, the Company could face increased costs to purchase additional volumes of SAF, carbon offsets, or take other measures to comply with the CORSIA program. To date, the Company has not incurred any material costs related to its compliance with CORSIA; however, the Company could experience material costs as a result of any future expansion of its international operations, which would increase its compliance obligations under CORSIA, the need to purchase additional carbon offsets or volumes of SAF than what the Company has currently projected based on any changes to the CORSIA program, any similar program, or other unforeseeable reasons given the evolving nature of climate-change-related laws, regulations, and programs. Regardless of the method of regulation or application of CORSIA, further policy changes with regard to climate change are possible, which could significantly increase operating costs in the airline industry and, as a result, adversely affect operations. Until the timing, scope, and extent of such future developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results.

There are additional areas of rulemaking occurring at the state and federal levels with respect to climate-change-related matters that could also increase the Company’s compliance obligations and costs and expenditures related to the same. While there have been a number of federal efforts to require the disclosure of certain climate-related information in recent years, and there may be similar efforts to require such disclosures in the future, the new presidential administration is expected to repeal or otherwise reverse these efforts. Moreover, on his first day in office, on January 20, 2025, President Trump issued an Executive Order reversing many of the climate-related actions of the previous administration. However, to the extent any future rules mandate that the Company make additional disclosure on matters related to climate change, it is possible that such disclosures may result in reputational harm or impact lending or investment decisions of third parties. If the Company is not perceived as meeting any climate change-related standards established by such third parties, the Company could face greater restrictions on or increased costs of access to capital. For example, in March 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule called, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” This rule is being challenged legally in the U.S. Court of Appeals for the Eighth Circuit and implementation of the rule has been voluntarily stayed by the SEC pending the outcome of the legal challenge; moreover, the SEC may seek to repeal or revise the rule, though the Company cannot predict whether or how such action would occur or its timing. Should the rule be implemented as finalized, however, the rule would place new requirements on Southwest and other large publicly-traded corporations. For instance, the rule requires a domestic or foreign registrant to include certain climate-related information in its registration statements and periodic reports, such as on Form 10-K, including: (i) climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; (ii) the registrant’s governance of climate-related risks and relevant risk management processes; (iii) the registrant’s GHG emissions, which for accelerated and large accelerated filers and with respect to certain emissions would be subject to assurance; (iv) certain climate-related financial statement metrics and related disclosures in a note to its audited financial statements; and (v) information about climate-related targets and goals, and transition plan, if any. Additionally, in 2023, the State of California enacted a number of climate-disclosure related laws, including the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”). The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scopes 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under the CCDAA and CRFRA is scheduled to take effect beginning in 2026. The ultimate impact of these laws on the Company remains uncertain and the California Air Resources Board (“CARB”) is presently soliciting comments on certain of the rule’s details, so the specific final requirements may not be known for some time. Furthermore, each of these laws has been subject to legal challenge. While the outcome of such challenge is uncertain at this time, the judge in the case has declined to grant a temporary injunction of the laws while the litigation moves forward. Additionally, in October 2023, California also enacted the Voluntary Carbon Markets Disclosure Act (“VCMDA”) which creates new reporting obligations related to voluntary carbon offsets. The VCMDA requires business entities that (i) market or sell voluntary carbon offsets in California, (ii) purchase or use voluntary carbon offsets sold in California that make emissions-related claims, or (iii) make claims that an entity or product has eliminated or made significant reductions to its carbon dioxide or GHG emissions to make certain public disclosure on the business entity’s website. Furthermore, climate-related laws are presently being developed in the legislatures of several U.S. states and the timing and scope of such legislation, if passed into law, is uncertain at this time. The reporting obligations of the CCDAA, CRFRA, VCMDA, and other state or federal laws or rules requiring the disclosure of climate-related risks may cause the Company to incur increased costs with respect to modifying existing disclosure controls, financial reporting practices, and the gathering and reporting of emissions data. In addition, failure to comply with these disclosure laws and regulations could result in the imposition of substantial fines or penalties. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change. For further discussion of the risks relating to these reporting obligations, see “Risk Factors—Legal, Regulatory, Compliance, and Reputational Risks.”

On November 12, 2022, the Biden-Harris Administration proposed the Federal Supplier Climate Risks and Resilience Rule, which would require major federal contractors to publicly disclose their greenhouse gas emissions and climate-related financial risks and set science-based emissions reduction targets verified by the Science-Based Target initiative and in accordance with third-party standards that preclude the use of carbon offsets to achieve emission reduction goals. On January 13, 2025, the proposed rule was withdrawn. However, there may be similar efforts to require such disclosures in the future and compliance with similar rules could require the Company to incur increased costs due to increased reporting obligations, modify its operations to meet emissions reduction targets, accelerate its fleet replacement plans, or otherwise revise or restate its existing sustainability goals.

In addition to climate change, aircraft noise continues to be an environmental focus, especially as the FAA implements new flight procedures as part of its NextGen airspace modernization program discussed above. The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs, provided they do not unreasonably interfere with interstate or foreign commerce or the national air transportation system and meet other requirements. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. These types of restrictions can cause curtailments in service or increases in operating costs, limit the ability of air carriers to expand operations at the affected airports, and result in civil fines when operators violate curfews or noise limitations.

At the federal level, the FAA has committed to inform and involve the public, engage with communities, and give meaningful consideration to community concerns and views when developing new flight procedures, and there is a possibility that Congress may enact legislation in the future to address local noise concerns at one or more commercial airports in the United States. In addition, the FAA Reauthorization Act of 2018 requires the FAA to consider community noise concerns when proposing a new navigation departure procedure or amending an existing navigation procedure that would direct aircraft over noise sensitive areas. This requirement could delay or otherwise impede the implementation or use of more efficient flight paths.

In general, government efforts at the international, federal, state, or local levels to address worldwide climate change, manage GHG emissions, and reduce aircraft noise, to the extent pursued or implemented, could affect the Company, aircraft operators, original equipment manufacturers, producers and sellers of aviation fuel, and other third parties on which the Company is dependent. Additional legislative or regulatory activity in this area could require modifications to the Company’s equipment, operations, and strategy, and have a material effect on the Company's capital expenditures, earnings, or competitive position.

Data Privacy and Cybersecurity Regulation

The data privacy and cybersecurity regulatory landscape has become increasingly complex with a growing patchwork of legal obligations that require engaging with an increasing number of regulators. Additionally, the interpretation and application of many data privacy and cybersecurity legal obligations is rapidly evolving, non-uniform, and may be subject to significant change. Interpretation of data privacy and cybersecurity legal obligations may also be applied inconsistently across jurisdictions. The Company continues to monitor a growing set of data privacy and cybersecurity legal requirements from a growing number of applicable authorities and regulators. For further discussion of the risks relating to data privacy and cybersecurity, see “Risk Factors—Information Technology, Cybersecurity, and Data Privacy Risks.”

Regulators and certain jurisdictions, including the European Union, the U.K., and numerous states within the United States, have passed laws relating to the notice, collection, processing, use, retention, protection, and transfer of personal information as well as the protection of sensitive information and critical systems. In some cases, such laws and regulations can be enforced by private parties in addition to regulators. The Company processes, stores, or transmits sensitive data that includes information such as Customer or Employee data, credit card numbers, and other personally identifiable information for a variety of business purposes. The Company, therefore, is subject to various risks and costs associated with such activities, including costs associated with compliance with U.S. and foreign data collection and privacy laws and various contractual obligations.

The Company must also comply with evolving payment card association and network operating rules, including data security rules, certification requirements, and rules governing electronic fund transfers. For example, the Company must comply with evolving Payment Card Industry Data Security Standards (“PCI DSS”), which impose stringent requirements on how the Company processes and protects payment card data. Failure to maintain PCI DSS compliance or the compromise of cardholder data that the Company processes, stores, or transmits could result in costs, fees, fines, penalties, and restrictions on the Company’s ability to process payment card transactions, which could materially impact operations and Customer Experience.

Furthermore, as the Company enters into airline partnerships with international carriers, the Company will need to comply with foreign laws like the EU's General Data Protection Regulation in certain scenarios, which could impose additional data privacy and security requirements upon the Company along with significant compliance obligations and substantial penalties for non-compliance.

The Company has experienced heightened legislative and regulatory focus on cybersecurity from a critical infrastructure perspective, a federal contractor perspective, and broadly applicable cybersecurity legal obligations. As a result, the Company must comply with a developing set of cybersecurity requirements, including but not limited to incident and other reporting, internal and external coordination, affirmative risk‑management obligations, compliance, and technical requirements related to information technology systems and operational technology systems. For example, in March 2023, the TSA issued emergency cybersecurity program changes applicable to TSA-regulated airport and aircraft operators, including the requirement to develop a TSA-approved cybersecurity implementation plan describing measures taken to improve cybersecurity and to assess the effectiveness of those measures on an ongoing basis. The TSA also continues to make significant cybersecurity program changes. In December 2023, the SEC’s new rules on cybersecurity risk management, strategy, governance, and incident disclosure became effective. For additional information, see Item 1C – “Cybersecurity.” The 2024 Reauthorization Act required the FAA to create a Civil Aviation Cybersecurity Rulemaking Committee by May 2025 to conduct reviews, develop findings, and make recommendations on cybersecurity standards for civil aircraft, aircraft ground support information systems, airports, air traffic control mission systems, and aeronautical products and articles. Depending on the rulemaking committee's recommendations, the FAA could issue additional cybersecurity rulemaking directly applicable to air carriers, aircraft and product manufacturers, and other industry stakeholders.

Additionally, there are emerging regulations and state laws around AI, including those in California and Colorado, that may soon require companies that develop or deploy AI systems to establish formal governance structures and internal controls, including designated oversight personnel, documented risk assessment procedures, and regular compliance reviews of their AI systems.

The Company expects federal, state, and other governments to assess and implement increasingly complex data privacy and cybersecurity legal obligations, which could result in expanded compliance burdens, costs, and enforcement risks for the Company.

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

Insurance

The Company carries insurance of types customary in the airline industry and in amounts the Company deems adequate to protect the Company and its property and to comply both with applicable regulations and certain of the Company's credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, pollution, D&O/fiduciary, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and workers’ compensation. In addition, the Company carries a cybersecurity insurance policy with regards to data protection and business interruption associated with both security breaches from malicious parties and from certain system failures. The Company also manages insured risk through the use of reinsurance programs, pooling mechanisms, and a wholly-owned captive insurance subsidiary. For a discussion of the risks related to the Company’s insurance coverage, see “Risk Factors.”

Industry and Competition

Historically, the airline industry has been an extremely volatile industry. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as economic recessions, jet fuel price volatility, unscheduled maintenance disruptions, outbreaks of disease and/or pandemics, supply chain challenges, U.S. government shutdowns, acts of terrorism or war, geopolitical unrest, severe weather, and natural disasters. In 2024, the U.S. airline industry continued to face challenges such as inflationary cost pressures (particularly labor costs), delayed aircraft deliveries, shifting travel demand patterns, economic uncertainty, disruptive weather events, and natural disasters. In response to ever-evolving travel patterns, the Company and several other U.S. airlines have announced route network changes and slower capacity growth for 2025, as compared with 2024.

Competition within the airline industry is intense and highly unpredictable, and Southwest has historically competed with other airlines on virtually all of its scheduled routes. In recent years, the majority of domestic airline service has been provided by Southwest and the other largest major U.S. airlines, including American Airlines, Delta Air Lines, and United Airlines. The DOT defines major U.S. airlines as those airlines with annual revenues of at least $1 billion; there are currently 15 passenger airlines offering scheduled service, including Southwest, that meet this standard.

Key competitive factors within the airline industry include (i) pricing and cost structure; (ii) routes, loyalty programs, and schedules; (iii) Customer Service, operational reliability, product offerings, and amenities; and (iv) balance sheet health. Airlines, including Southwest, also compete for customers with alternatives to air travel, such as driving, videoconferencing, and business communication platforms. These communication alternatives have become particularly prevalent post-pandemic.

Pricing and Cost Structure

Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2024, the Company continued to experience a highly competitive fare environment.

Pricing can be driven by a variety of factors. For example, airlines may discount fares to stimulate traffic in new markets, increase traffic in existing markets, and/or grow market share in existing markets. Some airlines have been able to offer more competitive fares through measures designed to lower operating costs. Common efforts include fleet transformation to gain fuel efficiencies, fleet simplification, and increasing the number of seats per trip through seat retrofits and the use of larger aircraft.

The Company believes its low-cost operating structure has historically provided it with an advantage over many of its airline competitors by enabling it to continue to charge competitively low fares.

Routes, Loyalty Programs, and Schedules

The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. While the Company has a robust route network in the United States, some major airlines have more extensive global route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as strategic alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. An alliance or code-sharing agreement enables an airline to offer flights that are operated by another airline and allows the airline’s customers to book travel that includes segments on different airlines through a single reservation or ticket. As a result, depending on the nature of the specific alliance or code-sharing arrangement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, but they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. A capacity purchase agreement enables an airline to expand its route structure by paying another airline (e.g., a regional airline with smaller aircraft) to operate flights on its behalf in markets that it does not, or cannot, serve itself. In 2024, the Company announced it will pursue partnerships with other airlines in order to further expand the reach of the Company’s network and connect Customers with more global destinations. The Company launched its first such partnership in first quarter 2025 with Icelandair to provide transatlantic connectivity and expects to begin selling and operating interlining flights in February 2025. The Company plans to add at least one more partner during 2025.

Customer Service, Operational Reliability, Product Offerings, and Amenities

Southwest also competes with other airlines with respect to customer service, operational reliability (such as ontime performance), product offerings, and passenger amenities. Southwest competes with airlines that have more seating options and associated passenger amenities, including first class, business class, and other premium seating and related amenities, which can appeal in particular to business customers. The Company believes the introduction of its fares in the Global Distribution Systems, as well as the introduction of assigned and additional legroom seating, provides an opportunity to increase the Company’s market share of business customers.

New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more attractive to certain consumers than those associated with the Company’s existing fleet. Some of the Company’s competitors have added, and may continue to add, passenger amenities not offered by the Company, including through new aircraft types and configurations. While Southwest has been known for its open seating model, in 2024 the Company announced its intention to assign seats, offer premium seating options with extra leg room, and evolve its boarding processes. The Company also announced a refreshed cabin design, including new, more comfortable RECARO seats. These new initiatives are designed to elevate the Customer Experience and enable the Company to better compete with other airlines’ product offerings and passenger amenities. The anticipated offering of overnight (i.e. redeye) flights, airline partnerships aimed at delivering international connectivity, and an in-house vacation package product further expand the Company’s competitive product offerings.

Carriers are also increasingly focusing on customer-friendly policies as opportunities to win and retain customers. However, the Company believes its Customer Service and Customer-friendly policies (including those listed below) continue to positively differentiate it from many of its competitors. The Company continuously reviews the effectiveness of its Customer policies in achieving its commercial objectives.

•The Company offers up to two free checked bags (subject to weight and size limits) for all ticketed Customers;
•The Company offers competitively low fares and does not charge change fees (although fare differences may apply) or cancellation fees (subject to the Company’s No Show policy);
•The Company offers free same-day standby listings (subject to conditions);
•Customers can pay with a combination of cash and Rapid Rewards points;
•Rapid Rewards points do not expire;
•Flight credits do not expire; and
•There are no additional fees for items such as soft drinks and snacks where available, curb-side check-in where available, and telephone reservations.

Balance Sheet Health

The Company has maintained its investment-grade rating by all three major credit agencies (Moody’s, S&P Global, and Fitch), and is one of only two major U.S. passenger airlines with an investment-grade rating by all three major credit agencies. The Company believes its strong balance sheet and focus on prudent capital deployment will support its strategic plans and initiatives. The Company intends to preserve the strength of its balance sheet with manageable debt maturities, with the goal of retaining investment-grade ratings. Finally, the Company intends to return value back to its Shareholders through dividends and share repurchases, and will continually review its return of capital program based in large part upon the Company's free cash flow and leverage, and fleet monetization strategy, with an eye to maintaining investment-grade ratings.

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

The airline industry is also subject to varying degrees of competition from other forms of transportation, including public charter operators and surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending and fewer choose to fly, or when gasoline prices are lower, making surface transportation a less expensive option. Because of the relatively high percentage of short-haul travel provided by Southwest, it is particularly exposed to competition from surface transportation in these instances.

Seasonality

The Company's business is ordinarily seasonal. In most markets the Company serves, demand for air travel is greater during the summer months, and, therefore, revenues in the airline industry tend to be stronger in the second (April 1 - June 30) and third (July 1 - September 30) quarters of the year than in the first (January 1 - March 31) and fourth (October 1 - December 31) quarters of the year. As a result, in many cases, the Company's results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, changes in consumer behavior, governmental action, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company's quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Human Capital Resources

Employees

As of December 31, 2024, the Company had 72,450 active full-time equivalent Employees, consisting of 30,771 air operations (including Pilots, Flight Attendants, Dispatchers, Flight Simulator Technicians, Flight Crew Training Instructors, and Meteorologists), 21,435 ground operations (including Ramp, Operations, Provisioning, Freight Agents, and Customer Service Agents), 2,770 Customer Representatives and Source of Support Representatives, 3,756 maintenance and engineering (including Material Specialists, Mechanics, Aircraft Appearance Technicians, and Facilities Maintenance Technicians), and 13,718 additional “noncontract” Employees. The Company has consistently utilized active full-time equivalent Employees to determine various metrics that measure productivity and efficiency, so it has chosen to not include on-leave Employees in the figure, which totaled an additional 4,546 Employees as of December 31, 2024. In addition, the active full-time equivalent Employees figure includes an adjustment to count all part-time Employees as a 0.5 full-time equivalent Employee. When considering total demographics of Employees, however, the Company looks at total headcount, active and on-leave Employees, irrespective of part-time or full-time status.

Labor Union Activity

Approximately 82 percent of Company Employees as of December 31, 2024, were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2024:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representatives	Status of Agreement
Southwest Pilots	10,548	Southwest Airlines Pilots' Association (“SWAPA”)	Amendable January 2029
Southwest Flight Attendants	19,518	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	Amendable May 2028
Southwest Material Specialists (formerly known as Stock Clerks)	484	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	Amendable October 2026
Southwest Ramp, Operations, Provisioning, Freight Agents	16,940	Transport Workers Union Local 555 (“TWU 555”)	Amendable March 2029
Southwest Flight Simulator Technicians	53	IBT 19	Amendable September 2028
Southwest Flight Crew Training Instructors	227	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable January 2027
Southwest Dispatchers	519	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable June 2027
Southwest Aircraft Appearance Technicians	212	AMFA	Amendable July 2027
Southwest Mechanics & Related Employees	3,011	Aircraft Mechanics Fraternal Association (“AMFA”)	Amendable August 2027
Southwest Facilities Maintenance Technicians	49	AMFA	Amendable November 2027
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	7,265	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable December 2027
Southwest Meteorologists	15	TWU 550	Amendable May 2028

Human Capital Objectives and Programs

The Company’s hiring, development, and retention of a talented workforce is a priority that includes: (i) providing opportunities for learning, development, career growth, and movement within the Company; (ii) evaluating compensation and benefits, and rewarding performance; (iii) investing in physical, emotional, and financial health of Employees; (iv) obtaining Employee feedback; (v) maintaining and enhancing Company culture; (vi) communicating with the Board on a routine basis on key topics, including executive succession planning; and (vii) ongoing commitments to equal employment opportunity within the workplace.

The Company has implemented many programs designed to achieve these priorities, including strong Employee training and benefits programs. The Company's vast Employee training and development opportunities address, among other things, leadership development; the competency of Belonging; and communication skills. The Company rewards Employees with competitive compensation and benefits packages, including attractive medical plans, the Southwest Airlines Co. Retirement Savings Plan that resulted from the merger of the Company’s former 401(k) plan having a dollar-for-dollar match for Employees other than Pilots (subject to vesting requirements and certain compensation limits) and the Company's former profitsharing plan, and a 401(k) plan with a non-elective Company contribution for Pilots. The Southwest Airlines Co. Retirement Savings Plan also has non-elective contributions for certain eligible workgroups that have negotiated such items as part of ratified collective bargaining contracts.

The Company encourages its People to pursue their passions by leveraging the Company’s resources to achieve their career aspirations. The Company’s Career Mobility Center offers Employees a place to explore internal career opportunities, discover new roles, or prepare for a promotion through services like career advising sessions, resume review, and interview preparation resources. The Company also provides numerous career growth and development resources to diversify skill sets, including in-person or virtual courses and mentorship programs. The Company regularly conducts Employee surveys to assess job satisfaction of its Employees and uses information from the surveys to improve the Company’s ability to attract, develop, and retain talented Employees who will help advance the Company.

The Company's number of active full-time equivalent Employees decreased by 3.1 percent, year-over-year, in 2024, as the Company minimized hiring in order to right-size staffing to current operations and lower costs. Since October 2022, each of the 12 union-represented workgroups, that collectively represent approximately 82 percent of the Company's Employees, have ratified new contracts.

Diversity, Equity, Inclusion & Belonging (“DEIB”)

The Company is committed to being an equal opportunity employer and prohibits all forms of unlawful discrimination in accordance with applicable law. DEIB is a part of the Company’s culture that not only supports its workforce but is fundamental to the Company’s efforts to support the communities that it serves. In an effort to advance these initiatives, the Company’s DEIB priorities include the following:

•Maintaining a culture of Belonging through the promotion of inclusion and meaningful connections among Employees;
•Continued focus on a Leadership bench diverse in skills, experience, and perspective; and
•Supporting the Company’s commitment to provide all Employees with equal opportunity for learning and personal growth.

The Company provides regular DEIB updates to the Compensation Committee of the Board, which assists the Board with its oversight of human resources policies and practices, and has developed a multi-year training plan to support the cultural competency of the Company's workforce.

The Company formed an Executive Advisory Board to review and support the Company's strategies for advancing DEIB throughout the organization. The Company also works with community partners in support of expanded recruiting efforts and continued development of diverse and inclusive talent pipelines. The Company also recently launched a formal Sponsorship and Mentorship Program open to all Employees Companywide and offering opportunities to work toward shared goals. The Company's motivation is to be a healthy organization where Employees thrive, feel appreciated and valued, and have an authentic sense of Belonging.

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
•The Company's business can be significantly impacted by the availability of jet fuel and high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel.
•The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have adversely affected and could continue to adversely affect the Company's ability to control its costs.
•Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results.
•The Company's results of operations could be adversely impacted if it is unable to effectively execute its strategic plans.
•The airline industry is intensely competitive.

Operational Risks

•The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. If the MAX aircraft were to become unavailable for the Company's operations, or if the Company were to continue to experience prolonged delivery delays of MAX aircraft, the Company's business plans, strategies, and results of operations could be materially and adversely affected.
•The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives or if the Company were unable to employ and retain appropriate numbers of qualified Employees to maintain its operations.
•The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment or adequate maintenance or other support from any of these suppliers at commercially reasonable terms, (ii) if suppliers were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or (iii) in the event of a mechanical or regulatory issue associated with the Company's aircraft parts or equipment.
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
•The Company’s operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. The airline industry is made up of inherently complex systems and is affected by many conditions that are beyond its control.

Information Technology, Cybersecurity, and Data Privacy Risks

•The Company is heavily dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in the Company’s information systems or in implementation of necessary changes could materially adversely affect its operations.
•The Company is increasingly exposed to cybersecurity attacks and data incidents impacting its IT Systems, or those of the Company’s vendors or service providers. Such cybersecurity incidents or data incidents could have a disruptive and material adverse effect on the Company’s business, financial position, or results of operations.

Legal, Regulatory, Compliance, and Reputational Risks

•The Company is subject to extensive government regulation that may disrupt or necessitate modifications to the Company’s operations, business plans, and strategies, increase the Company's operating costs, or otherwise limit the Company's ability to conduct business.
•Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth.
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
•The Company’s plans to develop commercial relationships with airlines in other parts of the world may not produce the results or returns it expects.
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
•The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise, including with respect to the Company's voluntary or mandatory ESG-related goals and disclosures.
•The Company’s business has been, and could in the future be, negatively affected as a result of actions of activist shareholders, and such activism could adversely affect the strategic direction and business results of the Company.
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

Businesses and other travelers are able to forego air travel by using other communications such as videoconferencing, business communication platforms, and the Internet. Further, some businesses have continued to allow their employees to work remotely following the COVID-19 pandemic and/or have restricted non-essential travel for their employees, which has kept demand for business air travel below pre-pandemic levels. In addition, to the extent business travel recovers to pre-pandemic levels, businesses may require the purchase of less expensive tickets to reduce costs. This, in turn, can result in a decrease in average revenue per seat.

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

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 21.4 percent of the Company's operating expenses for 2024. As discussed under "Business - Cost Structure," although market jet fuel prices were volatile throughout the year, Fuel and oil expense for 2024 remained high, primarily due to an increase in fuel gallons consumed. Even a small change in market fuel prices can significantly affect profitability. Furthermore, the cost of fuel can be extremely volatile and unpredictable and subject to many external factors that are beyond the Company's control. For example, fuel prices can be impacted by political, environmental (including those related to climate change), and economic factors, such as (i) dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; (ii) limitations and/or disruptions in domestic refining or pipeline operations or capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; and (v) changes in currency exchange rates. In addition, the occurrence of extreme weather events (regardless of cause), such as flooding, acute or prolonged winter storms, tropical storms, and hurricanes, can also disrupt the jet fuel supply chain and affect fuel prices.

The Company's ability to mitigate the impact of fuel price increases could also be limited by factors such as its historical low-fare reputation, the portion of its Customer base that purchases travel for leisure purposes, the competitive nature of the airline industry generally, and the risk that higher fares will drive a decrease in demand. The Company has historically attempted to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, energy prices can fluctuate significantly in a relatively short amount of time. Because the Company uses a variety of different derivative instruments at different price points, the Company is subject to the risk that the fuel derivatives it uses will not provide adequate protection against significant increases in fuel prices. In some cases, these derivative instruments could result in hedging losses, which could result in the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company's earnings.

In addition, the Company has had to de-designate certain derivative instruments from their hedging relationships because the derivatives no longer qualify for hedge accounting under applicable accounting standards. The Company continues to be subject to the risk that its fuel derivatives will no longer qualify for hedge accounting under applicable accounting standards, or that the derivative instruments utilized will not effectively offset changes in the price of the jet fuel consumed, which can create additional earnings volatility. Adjustments in the Company's overall fuel hedging strategy, as well as the ability of the commodities used in fuel hedging to qualify for special hedge accounting, could continue to affect the Company's results of operations. In addition, there can be no assurance that the Company would be able to cost-effectively hedge against increases in fuel prices. Based on the current geopolitical and market dynamics, higher premium costs over time, and aggressive cost reductions underway, the Company does not intend to add new hedging positions to its current hedge book.

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

The Company's low-cost structure has historically been one of its primary competitive advantages, and many factors have adversely affected and could continue to adversely affect the Company's ability to control its costs.

The Company's low-cost structure has been one of its primary competitive advantages, as it has generally enabled the Company to offer low fares, drive traffic volume, grow market share, and protect profits. As discussed below under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company

has experienced significant inflationary cost pressure, particularly with respect to Salaries, wages, and benefits expense.

The Company's low-cost structure can also be negatively impacted by costs over which the Company has limited control. These include costs such as fuel, labor, airport, and regulatory compliance costs. Jet fuel and oil constituted approximately 21.4 percent of the Company's operating expenses during 2024, and the Company's ability to control the cost of fuel is subject to the external factors discussed in “The Company's business can be significantly impacted by the availability of jet fuel and high and/or volatile fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be impacted by the Company's ability to effectively address fuel price increases and fuel price volatility and availability.”

Salaries, wages, and benefits constituted approximately 45.1 percent of the Company's operating expenses during 2024. The Company's ability to control labor costs is limited by the terms of its collective-bargaining agreements. This limited control has negatively impacted the Company's low-cost structure and position. As discussed further under "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the Company's unionized workforce makes up approximately 82 percent of its Employees and many have had pay scale increases as a result of contractual rate increases, which has put pressure on the Company's labor costs. Further, in response to staffing challenges, the Company has increased the minimum pay for certain of its workforce and provided incentive pay in certain instances.

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

Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results.

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

The Company is reliant on the success of its strategic plans and initiatives to increase revenues and help offset increasing costs. The execution of the Company's strategic plans was significantly negatively affected by the COVID-19 pandemic. Nevertheless, the Company has taken actions to address staffing and increase the starting wage rate for certain workgroups, manage its fleet and fleet order book, and better optimize its network. The Company has also announced plans for certain transformational initiatives, such as changing to an assigned seating model, offering premium seating with extra legroom, formalizing partnerships with international carriers to expand its network, offering Getaways by Southwest, introducing 24-hour operations, and reducing the turn times between flights. The Company’s transformational initiatives are discussed in more detail under “Business.” The timely and effective execution of the Company's strategies is dependent upon, among other factors, (i) the Company's ability to balance its network schedule and capacity with the availability and location of its crew resources; (ii) the Company's ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; (iii) the Company's ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (iv) the Company’s ability to maintain satisfactory relations with its Employees or its Employees’ representatives; (v) the Company’s ability to broaden its Customer base; and (vi) the Company's dependence on third parties with respect to the execution of its strategic plans. The Company’s commercial and operational initiatives are designed to meet evolving Customer preferences, increase revenue opportunities, mitigate cost pressures, and modernize processes. However, the Company cannot offer any assurances that these measures or any future initiatives will be successful in increasing revenues or offsetting costs. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of the airline or result in decreased demand for air travel on Southwest. If the Company does not successfully execute its transformational initiatives or other strategic plans, or if actual results vary significantly from its expectations, the Company’s business, operating results, and financial condition may be adversely affected.

The airline industry is intensely competitive.

As discussed in more detail under "Business—Competition," the airline industry is intensely competitive. The Company's primary competitors include other major domestic airlines, as well as regional and new entrant airlines, public charter operators, surface transportation, and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet.

The Company's low-cost position has been challenged by the removal of fare floors for certain routes by other carriers, leading to a lower fare offering across the industry, as well as “unbundled” service offerings by some carriers, which appeal to price-sensitive travelers through promotion to consumers of relatively low base fare options. Additionally, most major U.S. airlines offer expanded cabin segmentation fare products, such as "basic economy," "premium economy," and "first class" products. The Company plans to move to an assigned seating model and will offer a premium economy fare product with extra legroom to meet Customer preferences and better compete with the major U.S. airlines. If the Company cannot adequately retain and attract Customers or differentiate its product offerings from those of its competitors, then its business, financial condition, and results of operations could be materially adversely affected.

The Company's revenues are sensitive to the actions of other carriers with respect to pricing, routes, loyalty programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, product offerings, cost structure, aircraft fleet, strategic alliances, and code-sharing and similar activities. Many of the Company’s competitors participate in joint ventures and international alliances, providing for increased financial resources and improved profit margins. Many major U.S. airlines also offer longer-haul, international routes through extensive global networks. In order to compete with these activities and expand its transatlantic and transpacific service offerings, the Company began to enter into international partnerships in 2025. Failure to successfully implement and manage international partnerships could result in financial losses and reputational harm. The airline industry may also be impacted by mergers, acquisitions, heightened financial pressures, or bankruptcies. Further consolidation in the airline industry generally could result in the reduction of fares by other airlines, which could in turn affect the Company’s profitability in existing and new markets. If the Company cannot maintain its costs at a competitive level, then its business, financial condition, and results of operations could be materially adversely affected.

Operational Risks

The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. If the MAX aircraft were to become unavailable for the Company's operations, or if the Company were to continue to experience prolonged delivery delays of MAX aircraft, the Company's business plans, strategies, and results of operations could be materially and adversely affected.

The Boeing MAX aircraft are crucial to the Company’s ability to operate and grow its business and fleet modernization initiatives. The Company operates the -8 out of the MAX family of aircraft and is awaiting delivery of the -7 out of the MAX family of aircraft. Deliveries of MAX aircraft from Boeing to the Company are subject to Boeing's production schedules and volumes. Boeing has in the past, and may continue to, experience delays in fulfilling its commitments with regards to delivery of the -8 to the Company as a result of manufacturing challenges. In January 2024, the FAA announced that it had informed Boeing that the FAA would not (i) agree to any request from Boeing for an expansion in production or (ii) approve additional production lines for the MAX aircraft until the FAA is satisfied that any applicable Boeing quality control issues are resolved. Further, the Company's contractual delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. In January 2024, Boeing announced plans to withdraw an exemption request with the FAA and incorporate an engineering solution as part of the -7 certification process. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The Company currently operates a higher percentage of the Boeing 737 aircraft than other air carriers in the industry, and therefore may encounter novel hazards, age-related maintenance issues, or airworthiness issues associated with 737 aircraft to a larger degree than other carriers. Boeing no longer manufactures versions of the 737 other than the MAX family of aircraft. If the MAX aircraft were to become unavailable for the Company’s flight operations, the Company's operations would be materially adversely affected. Further, if the -7 certification is not completed in a timely manner, the Company’s growth and network plans could be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor. If the Company’s operations or growth were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs; (ii) secure extensive regulatory approvals; and (iii) implement new technologies. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company's costs. Any of these events would have a material, adverse effect on the Company's business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.

The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives.

The airline business is labor intensive, and for the year ended December 31, 2024, Salaries, wages, and benefits expense represented approximately 45.1 percent of the Company's operating expenses. As of December 31, 2024, approximately 82 percent of the Company's Employees were represented for collective bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related matters (some of which relate to negotiated items) that have impacted the Company's results of operations include hiring/retention rates, attendance, pay rates, outsourcing, work rules, health care costs, and retirement benefits. Although the Company has reached final labor agreements with its twelve unionized Employee groups, the next of which becomes amendable in October 2026, general wage inflation has resulted, and is expected to continue to result, in pressure on the Company's low-cost structure. The Company’s results could be materially adversely affected in the event of conflicts with its Employees or its Employees’ representatives.

The Company’s business is labor intensive; therefore, the Company has been, and could in the future be, adversely affected if it were unable to employ and retain appropriate numbers of qualified Employees to maintain its operations.

The Company’s success depends on its ability to attract and retain appropriate levels of skilled personnel. In connection with the drastic reduction in travel demand due to the pandemic, in 2020 the Company offered voluntary separation and extended time-off programs to Employees. This negatively impacted the Company's ability to staff appropriately when demand for leisure travel returned. Although the Company surpassed pre-pandemic staffing levels in 2023, Boeing aircraft delivery delays, network optimization efforts, and cost control initiatives required the Company to re-evaluate its hiring needs in 2024 and beyond and moderate staffing in line with demand. Staffing-related challenges, particularly any unpredictability in required staffing levels, could continue to occur in certain areas and limit the Company's ability to optimally adjust capacity. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could continue to adversely affect the Company’s operations.

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

The Company is also dependent on third-party vendors and service providers. The COVID-19 pandemic and current economic conditions have resulted, and could continue to result, in delays and other performance issues, ceased operations, or even bankruptcies among suppliers, third-party vendors, and service providers. The operations of the Company’s third-party vendors and service providers could also be affected by the policies, procedures, and performance of their suppliers, and the Company may not have visibility into this multi-tiered supply chain. Failures of suppliers, third-party vendors, or service providers to timely provide adequate products or support for their products, or otherwise fulfill their commitments to the Company, could materially adversely affect the Company’s operations.

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

In recent years, the Company has increasingly focused on designing its network around core stations in an effort to provide greater connectivity and support operational reliability and recoverability. Significant interruptions or disruptions in service at one or more of the Company’s core stations (such as Denver or Chicago-Midway), resulting from air traffic control systems, weather incidents, performance by third-party service providers, interruption of the Company’s technology, the availability and location of the Company’s crew resources, fuel supplies, or otherwise, have resulted, and could again in the future result, in the cancellation or delay of a significant portion of the Company’s flights and, as a result, have had, and could again in the future have, a severe impact on its business, results of operations and financial condition.

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

While the Company operates across a diverse geographic footprint, its operations at times have been adversely and materially impacted by severe weather, such as Hurricanes Harvey and Irma in 2017, Winter Storm Elliott in December 2022, and Hurricane Milton in October 2024. Depending on location, the Company’s assets and route network have been or could be exposed to ongoing risks arising from a variety of adverse weather conditions or localized natural or manmade disasters such as earthquakes, volcanoes, wildfires (such as the 2023 Maui wildfires and the 2025 Los Angeles wildfires), hurricanes, tropical storms, tornadoes, floods, sea-level rise, severe winter weather, sustained or extreme cold or heat, drought, or other disturbances, actual or threatened. Extreme weather conditions, including increases in the frequency, severity, or duration of severe weather events (whether or not caused by anthropogenic climate change), can disrupt air travel from time to time, ground planes, damage equipment and increase maintenance costs, cause delays and cancellations or other network disruptions, require implementation of weight limitations due to increased temperatures, increase turbulence-related injuries, cause disruptions in staffing, cause increases in fuel consumption to avoid such weather, disrupt the Company’s supply chains (including fuel, parts, and service provider disruptions), and otherwise adversely affect the Company’s assets, operations, and infrastructure. These events can decrease revenue, increase costs, and adversely impact the Company’s financial condition. Prolonged interruptions or disruptions at airports can and do also adversely impact the Company’s business and results of operations. The Company also may incur significant costs to reestablish or relocate affected business functions, aircraft, and Employees. Moreover, any resulting economic dislocations could adversely affect demand for the Company’s services, resulting in an adverse effect on its business, results of operations, and financial condition.

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
•changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, for example, changes in travel patterns due to economic conditions, weather, government restrictions, sequestration, or shutdowns);
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
•reliance on third-party facilities, goods, and/or services essential to its operations and/or business such as airports, de-icing services, fuel supply and delivery, software, and weather data and other critical information;
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

Information Technology, Cybersecurity, and Data Privacy Risks

The Company is heavily dependent on technology to operate its business and continues to implement substantial changes to its information systems; any failure, disruption, breach, or delay in the Company’s information systems or in implementation of necessary changes could materially adversely affect its operations.

The Company depends heavily on the use of computer systems, hardware, software, technology infrastructure, operational technology, networks, and online sites (collectively, “IT Systems”) to run its ongoing operations and support its strategic objectives. These IT Systems include, among others, the Company's website and reservation system; mobile application; flight dispatch and tracking systems; flight simulators; check-in kiosks; aircraft maintenance, planning, and record keeping systems; telecommunications systems; flight planning and scheduling systems; crew scheduling systems; human resources systems; and financial planning, management, and accounting systems. The performance, reliability, and security of the Company's IT Systems are critical to the Company's operations and initiatives. Any failure, disruption, or delay in implementation of the Company’s IT Systems could limit or even curtail its growth, delay strategic initiatives, increase its compliance costs, harm its reputation, or reduce its competitive advantage.

In the ordinary course of business, the Company’s IT Systems require continuous updates and modifications to support business operations, growth, and changing business strategy or regulatory requirements. These enhancements and upgrades represent significant investments and challenges in terms of costs, human resources, and development of internal controls. Implementation and integration require balancing the introduction of new capabilities with the management of existing systems and present the risk of operational or security inadequacy or interruption. The Company’s inability to timely or effectively implement, update, or integrate its IT Systems, could materially affect its business and/or could negatively impact the Company's results of operations and financial performance.

The Company is expanding its use of AI and machine-learning to carry out elements of its business strategy. The implementation of AI technologies also presents significant operational, legal, and competitive risks to the Company. Although the Company believes it diligently evaluates, tests, and deploys a limited amount of AI-related technologies, the Company could face numerous AI-related challenges, such as cybersecurity vulnerabilities, algorithmic biases or errors, evolving regulatory requirements across jurisdictions, and potential competitive disadvantage if the Company’s competitors deploy AI technologies more quickly or more successfully. The complex and evolving legal landscape surrounding AI technologies, particularly regarding intellectual property rights and data privacy, creates additional compliance challenges and potential liability. For example, emerging regulations and state laws around AI may require companies that develop or deploy AI systems to establish formal governance structures and internal controls, including designated oversight personnel, documented risk assessment procedures, and regular compliance reviews of their AI systems. While the Company expects its AI adoption to enhance its operations, there can be no assurance of its effectiveness. Furthermore, the Company’s use of AI could result in reputational damage, legal exposure, or loss of Customer confidence if not properly deployed or managed. Moreover, changes to the Company’s technology and systems could also expose the Company to intellectual property risks, such as allegations of infringement of third-party patents or copyrights. Defending against allegations could involve significant fees and resources. If the Company is found to infringe upon third-party intellectual property rights, the Company may be liable for damages.

The Company is also reliant upon the performance of third parties for timely and effective implementation and support of many of its technology initiatives, to provide required data and information services, and for maintaining adequate information security measures within the services and/or software they deliver, and such third parties are occasionally not timely or adequate in providing the services required by the Company. If any of the Company's IT Systems or third-party systems were to cease functioning, or if its third-party service providers or data providers were to fail to adequately and timely provide required information or reports, technical support, system maintenance, security, or software upgrades for any of the Company’s existing IT Systems, the Company could experience service interruptions, delays, and loss of critical data, which could harm its operations and result in financial losses and reputational damage.

The Company must securely handle high volumes of traffic and operational data, which makes it vulnerable to various security risks and interruptions. The Company has experienced material technology system interruptions and delays that have made its websites and operational systems unavailable or slow to respond, which has prevented the Company from efficiently processing Customer transactions or providing services. Similarly, the Company has experienced operational challenges in connection with severe weather events and associated crew scheduling, such as during and subsequent to Winter Storm Elliott. Any future system interruptions or delays or operational disruptions or delays could reduce the Company’s operating revenues and the attractiveness of its services, as well as increase the Company’s costs.

The Company's IT Systems or those of third-party service providers could be damaged or interrupted by catastrophic events beyond its control such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, malware, ransomware, security breaches, and similar events or disruptions generally beyond the Company’s control. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company's business and services less attractive and subject the Company to liability. Any of these events could damage the Company's reputation and be expensive to remedy.

The Company is increasingly exposed to cybersecurity attacks and data incidents impacting its IT Systems, or those of the Company’s vendors or service providers. Such cybersecurity incidents or data incidents could have a disruptive and material adverse effect on the Company’s business, financial position, or results of operations.

The Company’s business depends on both internal and external IT Systems. These IT Systems are essential for daily operations but are exposed to risks like programming errors, software malfunctions, unauthorized access, accidental leaks of sensitive information, denial of service attacks, ransomware, data corruption, business disruptions, outages, security breaches, computer viruses, data loss, scams, theft, and human errors. These IT Systems may be subject to increasingly significant attacks by hackers, cybercriminals, nation-states, insiders, or other third parties. Advances in computer capabilities, AI-enhanced attacks, social engineering, phishing, cryptography, inadequate facility security, insider threats, or other technological developments may result in a compromise or breach of the Company’s critical operations systems, physical assets, or technology the Company uses to safeguard confidential, personal, or proprietary information. A compromise of the Company’s IT Systems or physical assets, or those of a vendor or service provider, could lead to safety incidents, damage to the Company’s assets, significant remediation costs and liability, regulatory actions, privacy or securities law violations and related fines, loss of contracts, significant and long-lasting reputational harm, or a failure to meet the Company’s contractual obligations. Incidents impacting one system can impact other interconnected systems. For example, cybersecurity incidents impacting the Company's IT Systems or those provided by a vendor or service provider could disrupt the Company’s operations and even impact the safe operation of physical assets like aircraft. Any of these outcomes could significantly harm the Company’s operations, financial health, and business results.

To operate its business, the Company must receive, process, transmit, and store information related to a number of groups—Customers, Employees, contractors, business partners, and other third parties—and the Company's operations depend upon secure processing, transmission (including over public networks), storage, and retention of that information. As noted above, this subjects the Company to cyber-attacks, which can vary in scope and sophistication, potentially resulting in unauthorized access to its systems or physical assets, data incidents, operational disruptions, and misappropriation of sensitive data. All information processed, stored, and retained by Company or on behalf of Company is subject to the continually evolving risk of intrusion, tampering, theft, or deletion.

The Company has a dedicated cybersecurity team and program, along with support from legal partners and other resources, focused on current and emerging data security matters. The Company’s systems and security measures require ongoing monitoring and updating as technologies change, and security could be compromised, personal or confidential information could be misappropriated, or system disruptions could occur. The Company may also incur significant costs to modify, upgrade, or enhance its cybersecurity measures to protect and defend against such attacks and breaches. The Company may not be able to anticipate, detect, or prevent cyber-attacks, security breaches, or data incidents, particularly because the methodologies used by threat actors change frequently or may not be recognized until such attack is launched or for a substantial period thereafter, and because threat actors are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Moreover, even with the efforts and investments to protect against cyber-attacks, the Company may not be able to prevent a data breach involving sensitive data. A successful breach of the Company’s IT Systems could erode Customer confidence in the Company’s digital platforms, security measures, data protection, resiliency, and services. Beyond operational disruptions, such incidents could result in reputational damage, loss of Customer trust, regulatory investigations and fines, or individual or class action lawsuits, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See “Business—Regulation—Data Privacy and Cybersecurity Regulation.”

In the ordinary course of its business, the Company also provides certain confidential, proprietary, and personal information, intellectual property, and safety information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information and their systems in accordance with legal requirements and industry standards, there is a risk that the security of systems and data held by third parties could be compromised. A compromise of data stored by third-party systems could adversely affect the Company's reputation, disrupt its operations, and result in litigation against the Company or the imposition of penalties from regulators. In addition, these third-party incidents or failures could be costly and take time to remediate.

The Company offers the ability for some of its Employees to work remotely and, with that, maintaining a remote work environment significantly increases the risk of cyber incidents and events, such as computer viruses and security breaches, due to increased available attack vectors. Targeted attacks have also increased but have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company.

Although the Company has not experienced cyber incidents that are individually, or in the aggregate, material, the Company and certain of its vendors and service providers have experienced cyber-attacks and cybersecurity incidents in the past, which have thus far been mitigated by preventative, detective, and responsive measures.

Legal, Regulatory, Compliance, and Reputational Risks

The Company is subject to extensive government regulation that may disrupt or necessitate modifications to the Company’s operations, business plans, and strategies, increase the Company’s operating costs, or otherwise limit the Company’s ability to conduct business.

The FAA promulgates and enforces regulations affecting the airline industry and exercises extensive regulatory oversight of the Company’s operations. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft, such as the FAA’s March 2019 grounding of all Boeing 737 MAX aircraft, and/or the responsive investment of operational and financial resources. The issuance of new FAA regulations, regulatory amendments, or orders or directives could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and operational disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice. Moreover, the Company’s planned move to premium seating with extended legroom will require approvals from the FAA and other regulatory agencies for the new cabin layout. Any delay in such approval could disrupt or necessitate modifications to the Company’s operations and business plans and have a material adverse effect on the Company’s results of operations.

As discussed under "Business - Regulation," airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company's strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over the Company’s operations, including, but not limited to:

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
•new or increased taxes or fees, such as with respect to potential increases to the federal corporate income tax rate, and such as those contained in the Inflation Reduction Act, including a potential corporate alternative minimum tax or taxes imposed on share repurchases, which may affect the Company’s decisions with respect to capital markets;
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
•the adoption of more restrictive locally imposed noise regulations; and
•expanded compliance burdens, costs, and enforcement risks related to evolving data privacy and cybersecurity laws and regulations.

Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company's growth.

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

The Company is subject to changing federal, state, local, and international laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges to water systems, safe drinking water, and the management of hazardous substances and waste materials. In addition, while the Company cannot predict what requirements may be imposed in the future, federal, state, local, and international legislative and regulatory bodies in recent years have generally increased focus on climate change and reducing GHG, including CO2 emissions, and have generally continued to do so. For example, as discussed in more detail under “Business – Regulation,” the federal government, as well as several state and local governments, the governments of other countries, and the United Nations’ International Civil Aviation Organization have implemented legislative and regulatory proposals and voluntary measures intended to reduce GHG emissions. Future policy, legal, regulatory, or other market developments could require the Company to reduce its emissions, increase its usage of SAF and other forms of lower carbon energy, modify its supply chain practices or aspects of its operations, make capital investments to purchase specific types of equipment or technologies, secure carbon offset credits, disclose or report additional GHG information, or otherwise incur additional costs related to climate objectives or because of the Company’s GHG emissions. However, the Company cannot predict what actions the federal government or any local or state governments may take with respect to future efforts to reduce GHG emissions and the timing with respect to the same. Additional regulation could result in increased regulatory or permitting requirements for the Company from multiple jurisdictions, as well as added costs on fuel suppliers that may be passed through to the Company. For example, CARB has previously proposed amendments to California’s Low Carbon Fuel Standard (“LCFS”) regulation that would subject intrastate fossil jet fuel to the LCFS, although CARB eventually abandoned this proposal. Although fossil jet fuel remains an exempted fuel under the currently proposed amendments to the LCFS, any such future amendment that attempts to subject fossil jet fuel to the LCFS could in turn increase the demand for and the costs of the limited supply of SAF currently available and could result in increased costs of fossil jet fuel in the California market because of the need for jet fuel producers to produce SAF or buy LCFS credits. Other states could propose or adopt similar obligations in the future. Until the timing, scope, and extent of such future policy, legal, regulatory, or other market developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results. Violations of environmental and climate change-related laws and regulations could lead to significant fines and penalties and reputational harm. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change.

In addition to risks from potential changes to environmental regulation and policy, the transition to lower-carbon technologies could materially adversely affect the Company’s financial results. For example, lower-carbon technologies, such as SAF, are currently not available at scale or priced cost-competitively as compared to conventional jet fuel and may take a significant amount of time to develop and mature, and the cost to transition to them could be prohibitively expensive without appropriate government support, policies, and incentives in place (including tax credits). For additional disclosure related to the risks of SAF, see the Risk Factor entitled, “The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.”

Concern among consumers of the impacts of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate, and customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying. Longer-term changes in weather patterns could adversely impact any of the Company’s destination cities and, as a result, alter Customers’ travel behavior. The Company’s collateral to secure loans, including in the form of aircraft, could lose value as customer demand shifts and economies move to lower-carbon alternatives, which may increase the Company’s financing costs. In addition, major financial institutions have announced GHG emissions reductions targets for their financed activities in the aviation sector, and while these commitments may be in flux, financing restrictions related to emissions reductions targets could impact the Company’s ability to access capital on advantageous terms now or in the future. To the extent that the Company's climate targets are not perceived to align with those of its lenders, the Company's access to credit may be adversely impacted.

Finally, the potential acute and chronic physical effects of climate change, such as increased frequency, duration, and severity of extreme weather events, longer-term changes in weather patterns, and other climate-related events, could affect the Company’s operations, infrastructure, and financial results. The Company could incur significant costs to improve the climate resiliency of its operations, infrastructure, and supply chain, and otherwise prepare for, respond to, and mitigate such physical effects of climate change. The Company could also incur additional airport fees or other costs related to the infrastructure which supports the commercial aviation industry. The Company is not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change. For additional disclosure related to impacts to the Company’s operations resulting from extreme weather events, see the Risk Factor entitled, “The Company's operations have been, and in the future may again be, materially and adversely disrupted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather, a localized disaster, or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company's business, results of operations, and financial condition.”

The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.

In addition to responding to legislative and regulatory requirements, the Company has voluntarily set near- and long-term environmental sustainability plans and goals. The achievement of these plans and goals is materially dependent on the performance of third parties and government action, and these goals could be adversely affected by changes in third-party expectations, methodologies, and priorities, which are rapidly changing. The Company expects its path toward achievement of these goals to depend on, among other things (i) increased use of SAF, which is not presently available at scale or at prices competitive to jet fuel; (ii) improved fuel efficiency from fleet modernization; (iii) operational initiatives; and (iv) technological innovation.

The Company is attempting to diversify its sources of jet fuel or otherwise seek to limit its reliance on fossil-fuel based fuels, such as through increasing the volumes of SAF used in its operations. Supplies of SAF are limited and may not be developed in sufficient quantities to support the Company’s business or sustainability goals. The cost to transition to SAF could be prohibitively expensive without appropriate government support, policies, and incentives in place (including tax credits). Further, SAF incentives that are currently in place could expire or be repealed, and the Company may have binding SAF purchase commitments that extend beyond various incentives currently in place. Moreover, the new presidential administration may take action to revise, repeal, or otherwise modify existing SAF incentives, including tax credits and federal loans and grants. For example, on January 20, 2025, President Trump issued an Executive Order pausing certain funding disbursements under the Inflation Reduction Act of 2022; the impact of this Executive Order on the use of and investment in SAF, current and future SAF projects, and, ultimately, the Company's operations is uncertain at this time. Additionally, SAF purchase agreements may pertain to production from facilities that are planned but not yet operational, and which may utilize technology that has not been proven at commercial scale. There is no assurance that these facilities will produce SAF at commercial scale or that they will meet contracted production timelines and volumes. SAF has a limited distribution system and is subject to higher transportation risks than jet fuel. In the event SAF is not delivered on schedule or in sufficient volumes, there can be no assurance that the Company will be able to source a supply of SAF sufficient to meet its stated goals, or that it will be able to do so on favorable economic terms. It could become increasingly difficult to negotiate SAF purchase agreements with suppliers at commercially reasonable terms due to high demand and insufficient supply of SAF, particularly as more businesses publicly announce environmental sustainability goals or if SAF incentives expire, are repealed, or are otherwise negatively impacted by governmental action or inaction. Moreover, there is no guarantee that Customers, regulators, or other stakeholders will not object to any use of “book and claim” accounting methods (or similar constructs) for claims of GHG emission reductions in connection with the Company’s SAF purchase agreements, as such claims may be based on the separation of potential GHG emission reductions from the physical delivery of SAF. The Company cannot guarantee that it will be able to purchase SAF on a cost-effective basis, and in addition to the factors already discussed, the ability to leverage SAF as part of its sustainability efforts could also be adversely affected by any of the following: technology challenges in the production, development, transportation, storage, and distribution of SAF; compliance with and/or changes to government regulations; modifications to or failure of industry standards, accounting protocols, approaches to modeling life cycle GHG emissions, or other applicable requirements to allow the Company to realize benefits from SAF (including blend limitations); or changes in carbon costs or climate-related goals.

Furthermore, to the extent that the Company may seek to achieve its voluntary climate goals and/or mandatory climate obligations through the use of carbon offsets, it may be exposed to additional costs associated with the procurement of offsets or limited supply in the carbon offsets market. In addition, to the extent the Company does utilize offsets, it may need to disclose information about such offsets through regulatory mandates and it will need to obtain these offsets from third parties. While the Company generally seeks to purchase only quality offsets verified by reputable third parties, it can make no guarantees that the underlying offset project will provide the full or any claimed GHG emission reduction benefits, nor can it guarantee that any such offsets will not be subject to criticism from Customers, regulators, or other stakeholders. As more businesses have publicly announced environmental sustainability goals, the cost of carbon offsets has also increased and may continue to increase significantly.

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

Additionally, the Company is subject to increasing regulation imposing mandatory disclosure of sustainability and climate-related goals. As discussed under “Business—Regulation—Environmental Regulation,” the State of California enacted a number of new climate-disclosure related laws in October 2023, including the CCDAA and CRFRA, that require GHG emissions or climate-related risk disclosures, and the VCMDA that requires disclosure regarding the use of voluntary carbon offsets in certain circumstances. The reporting obligations of the CCDAA, CRFRA, VCMDA, and any similar future state or federal laws or rules requiring the disclosure of climate-related risks or emissions may cause the Company to incur additional increased costs for compliance as well as increased costs regarding access to capital. Failure to comply with these disclosure laws and regulations can result in the imposition of substantial fines or penalties. Enhanced climate-related disclosures pursuant to these requirements could also lead to reputational or other harm with Customers, regulators, investors, or other stakeholders. The Company could also face increased litigation risks relating to alleged direct or indirect climate-related damages resulting from the Company’s operations, statements alleged to have been made by the Company or others in the aviation industry regarding climate change risks, or in connection with any future voluntary or mandatory disclosures the Company may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

While the new presidential administration is not expected to pursue federal efforts to significantly increase sustainability-related regulatory requirements or require the disclosure of certain climate-related information, the Company may still face pressure from local and state governments as they continue advancing their own climate-related policies, as well as voluntary pressure from Customers, stakeholders, and financial institutions. The Company’s reputation or brand, as well as its Customer and other stakeholder relationships, could be adversely impacted as a result of, among other things, (i) any failure to meet or maintain its sustainability plans or goals, including those related to climate change; (ii) the Company’s impact on the environment; or (iii) public pressure from investors or policy groups to change the Company's policies. In the future, the Company's efforts to meet its sustainability plans or goals or to comply with sustainability-related regulations may divert Company resources or management's attention from other matters.

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

In 2024, the Company announced its intention to enter into interline partnership agreements for international flights, with plans to begin selling and operating interlining flights in February 2025 with Icelandair. The Company is also actively pursuing partnerships with other international carriers for transpacific and transatlantic service. There is no assurance that the Company will be able to successfully execute its strategies and achieve its previously announced international partnership goals, and failure to do so may adversely affect the Company's operating results.

The Company’s plans to develop commercial relationships with airlines in other parts of the world may not produce the results or returns it expects.

The Company recently announced a new initiative to expand its network and develop strategic relationships with a number of airlines through interline agreements and potentially other forms of cooperation and support. These relationships involve significant challenges and risks, including that cooperation agreements may be subject to ongoing review and renewal requirements and may not generate the expected financial results. The Company may be dependent on these other carriers for significant aspects of its network in the regions in which they operate. While the Company expects to work closely with these carriers, the Company will not have control over their operations or business methods. To the extent that the operations of any of these carriers are disrupted over an extended period or their actions have a significant adverse effect on the Company’s operations, the Company’s results of operations could be materially adversely affected. If the Company’s commercial arrangements with any of these partners are not maintained, its business and results of operations could be materially adversely affected.

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

The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise, including with respect to the Company's voluntary or mandatory ESG-related goals and disclosures.

The Company operates in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. The Company’s reputation or brand, as well as its Customer and other stakeholder relationships, could be adversely impacted as a result of, among other things, (i) any failure to meet its ESG plans or goals or any modifications to such goals; (ii) Customer perceptions of the

Company’s advertising campaigns, sponsorship arrangements or marketing programs; (iii) Customer perceptions of the Company’s use of social media; (iv) Customer and other stakeholder perceptions of statements made by the Company, its Employees and executives, agents, any industry trade associations, or other third parties; or (v) public pressure from investors or policy groups to change the Company's policies. Such statements or initiatives with respect to ESG matters are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties, due to the risk of potential “greenwashing,” i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits. Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals, or standards were misleading, false, or otherwise deceptive. Alternatively, the Company could face criticism from certain “anti-ESG” parties for making environmental or social commitments or pursuing certain environmental or social initiatives that are alleged to be political or polarizing in nature and could subject the Company to pressure in the media or through other means, which could adversely affect the Company’s reputation, business, financial performance, market access, and growth. The Company, as a consumer-facing business, has faced and may face increased litigation risks from private parties, and could face regulatory scrutiny from governmental authorities or public relations criticism (such as boycotts or negative publicity campaigns) from social media and other Customer-facing means related to its ESG efforts. Moreover, any alleged claims of greenwashing against the Company or others in the aviation industry may lead to negative sentiment or perception of the Company, its brand, or the industry. To the extent that the Company is unable to respond timely and appropriately to negative publicity related to its ESG efforts, the Company’s reputation and brand can be harmed. Damage to the Company’s overall reputation and brand could have a negative impact on its financial results and require additional resources for the Company to rebuild its reputation.

The Company’s business has been, and could in the future be, negatively affected as a result of actions of activist shareholders, and such activism could adversely affect the strategic direction and business results of the Company.

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance, management or social changes, financial restructurings, increased borrowings, special dividends, stock repurchases, or sales of assets or entire companies to third parties or to the activist shareholders themselves. The Company has been and may again be subject to actions from activist shareholders or others that may not align with its business strategies or may not be in the best interests of all of its Shareholders. Actions taken by the Board and management in seeking to maintain constructive engagement with certain Shareholders may not be successful to prevent the occurrence of shareholder activist campaigns or changes that adversely affect the strategic direction or business results of the Company.

Responding to actions by activist shareholders has been, and may in the future be, costly and time-consuming and diverts the attention of the Board, management team, and Employees from the management of the Company’s operations and the pursuit of its business strategies. Further, actions of activist shareholders may cause fluctuations in the Company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business. Activist shareholder initiatives and perceived uncertainties as to the Company's future direction, strategy, or leadership created as a consequence of such initiatives may be exploited by the Company’s competitors or result in the loss of potential business opportunities and make it more difficult to attract and retain investors, Customers, Employees, qualified directors and officers, and business partners. Changes to the Company’s business as a result of or in response to shareholder activism may not produce the anticipated economic benefits and may harm its reputation with Customers, Employees, and others, with related adverse economic consequences. Also, the Company has incurred, and may in the future incur, significant expenses related to activist shareholder matters (including, without limitation, legal fees, fees for financial advisors, fees for public relation advisors, and proxy solicitation expenses). If individuals with a specific agenda are elected or appointed to the Board, it may adversely affect the Company’s ability to effectively and timely implement its strategic plan to maximize value for Shareholders. Furthermore, if individuals are elected or appointed to the Board who do not agree with the Company’s strategic plan, the ability of the Board to function effectively could be adversely affected. As a result, activist shareholder campaigns could adversely affect the Company’s business, results of operations, financial condition, and share price.

In connection with any activist campaign, the Company may choose to initiate, or may become subject to, litigation, which could serve as a further distraction to the Board, management, and Employees and require the Company to incur significant additional costs.

The Company cannot predict, and no assurances can be given as to, the consequences of the settlement of prior activism or the outcome or timing of any matters relating to the foregoing actions by activist shareholders and its responses thereto or the ultimate effects on its business, liquidity, financial condition, or results of operations.

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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

Risk Assessment and Management

The Company is increasingly dependent on the use of complex technology and systems to run its operations and support its strategic objectives. These technologies and systems include, among others, the Company's website and reservation system; mobile application; flight dispatch and tracking systems; flight simulators; check-in kiosks; aircraft maintenance, planning, and record keeping systems; telecommunications systems; flight planning and scheduling systems; crew scheduling systems; human resources systems; and financial planning, management, and accounting systems. Additionally, the Company must receive and process certain confidential or personal information related to its Customers and Employees to run its business, and the Company's operations depend upon secure collection, processing, retention, and transmission of such information. Therefore, the performance, reliability, and security of the Company's technology infrastructure and information systems are critical to the Company's operations and initiatives.

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

The Company maintains a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. The National Institute of Standards and Technology Cybersecurity Framework helps the Company inform its cybersecurity agenda and prioritize its cybersecurity activities. The Company takes a risk-based, threat-informed approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect the Company’s operations, finances, legal or regulatory compliance, or reputation. Once identified, cybersecurity risks and related mitigation efforts are evaluated and prioritized based on their potential impact, likelihood, velocity, and vulnerability, considering both quantitative and qualitative factors. Risk mitigation strategies are developed and implemented based on the specific nature of each cybersecurity risk or threat. These strategies include, among others, the application of cybersecurity policies and procedures, implementation of administrative, technical, and physical controls, and Employee training, education, and awareness initiatives. The Company’s cybersecurity program also includes a Security Operations Center (“SOC”) that conducts ongoing monitoring of networks and systems for potential signs of suspicious activity. The SOC is a centralized function that monitors security alerts to initiate triage, verification, and remediation activities. Additionally, the Company’s cybersecurity program provides mechanisms for Employees to report any unusual or potentially malicious activity they observe. The Company tracks key performance indicators and cybersecurity metrics to evaluate the efficacy of its cybersecurity controls and practices. Further, the Company’s cybersecurity program is periodically reviewed by its Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO" and, together with the CIO, the Company’s “Cybersecurity Leaders”) and adjusted in an effort to maintain the program’s agility and responsiveness as circumstances evolve, new cybersecurity threats emerge, and regulations change.

Incident Response

The Company has a dedicated cybersecurity incident response team responsible for managing and coordinating the Company’s cybersecurity incident response efforts. This team collaborates closely with other internal teams as well as with external legal advisors, communication specialists, and other key stakeholders, as appropriate, in identifying, protecting from, detecting, responding to, and recovering from cybersecurity incidents. Cybersecurity incidents that meet certain thresholds are escalated to the Cybersecurity Leaders and cross-functional teams on an as-needed basis for support and guidance. Additionally, this team tracks cybersecurity incidents to help identify and analyze them. The Company maintains a cybersecurity incident response plan to prepare for and respond to cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents, as appropriate, to senior management, the Audit Committee, and the Board. Additionally, the Company conducts at least one cybersecurity tabletop exercise on an annual basis, where members of a cross-functional team engage in a simulated cybersecurity incident scenario. This preparedness exercise is intended to provide hands-on training for the participants and helps the Company assess its cybersecurity response plan and its processes and capabilities in addressing cybersecurity threats.

Use of Third Parties

Cybersecurity Service Providers and Third-Party Consultants. The Company engages cybersecurity consultants, assessors, and other third parties to assess and enhance its cybersecurity practices. These third parties conduct assessments, penetration testing, and vulnerability evaluations to help identify potential weaknesses and recommend improvements. Additionally, the Company leverages a number of third-party tools and technologies as part of its efforts to enhance cybersecurity functions, such as a managed security service provider to augment the Company’s dedicated SOC team, an endpoint detection and response system for continuous monitoring, detection, and response capabilities, and a security information and event management solution to automate real-time threat detection, investigation, and prioritization of high-fidelity alerts.

Oversight of Third-Party Service Providers. The Company also uses third-party service providers to support its operations and many of its technology initiatives. The Company evaluates third-party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture and/or a recommendation of specific mitigation activities. Following an evaluation, the Company determines and prioritizes service provider risk based on potential threat impact and likelihood, and such risk determinations drive the level of due diligence and ongoing compliance monitoring required for each service provider.

Risks from Material Cybersecurity Threats

As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably likely to have a material effect on the Company's business strategy, results of operations, or financial condition. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company and its service providers have experienced cyber-attacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1A Risk Factors—Information Technology, Cybersecurity, and Data Privacy Risks.”

Cybersecurity Governance

Board Oversight

The Board is responsible for overseeing management’s assessments of major risks facing the Company and for reviewing options to mitigate such risks. The Board’s oversight of major risks, including cybersecurity risks, occurs at both the full Board level and at the Board committee level through the Audit Committee.

The Board. The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, members of senior management, and other personnel and advisors, as requested by the Board, report on the Company’s financial, operating, and commercial strategies, as well as major related risks, which may include cybersecurity risks, at regularly scheduled meetings of the Board. Based on these reports, the Board may request follow-up information and presentations to address any specific concerns and recommendations. Additionally, the Audit Committee has opportunities to report regularly to the entire Board and review with the Board any major issues that arise at the committee level, which may include cybersecurity risks.

The Audit Committee. The Audit Committee reviews with management the Company’s technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile as needed at its regularly scheduled meetings. The Company’s CIO, CISO, members of the cybersecurity team, or other advisors, as requested by the Audit Committee, report quarterly on the Company’s technology, data protection, and cybersecurity strategies and risks. Cybersecurity topics are presented to the Audit Committee on a quarterly basis and generally highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics. Management believes that this regular cadence of reporting helps to provide the Audit Committee with an informed understanding of the Company’s dynamic cybersecurity program and threat landscape. As needed, the Audit Committee reviews with management the Company’s business continuity and disaster recovery plans and capabilities and the effectiveness of the Company’s escalation procedures. Based on these management reports, the Audit Committee may request follow-up information and presentations to address any specific concerns and recommendations. In addition to this regular reporting, cybersecurity risks or threats may also be escalated on an as-needed basis to the Audit Committee.

Management’s Role

The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s CISO, who reports to the Company’s CIO. The Cybersecurity Leaders are actively involved in assessing and managing cybersecurity risks. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. The responsibilities and relevant experience of each of the Cybersecurity Leaders are listed below:

•The CIO provides leadership for the Company’s technology department. The CIO holds an undergraduate degree from Cornell and has served in various roles in information technology for over 20 years, including Vice President, Senior Director, Manager and Consultant.

•The CISO is responsible for leading the Company’s cybersecurity strategy and department while ensuring the protection of data and assets across the Company’s facilities, airports, and aircraft. The CISO has served in various roles in cybersecurity for over 15 years. The CISO earned a Bachelor of Business Administration in Management Information Systems from The University of Oklahoma and holds a Certified Information Systems Security Professional certification. The CISO also participates in the Aviation Information Sharing and Analysis Center Board and is the Vice Chair of the Cybersecurity Council at Airlines for America.

The Company’s cybersecurity department is comprised of teams that engage in a range of cybersecurity activities such as threat intelligence, incident response, security operations, vulnerability management, risk and compliance and security engineering. These teams conduct vulnerability management and penetration testing to identify, classify, prioritize, remediate, and mitigate vulnerabilities. Leaders from each team regularly meet with the Cybersecurity Leaders to provide visibility of relevant issues and seek alignment with strategy. As noted above under “Incident Response,” the Company’s cybersecurity incident response plan includes standard processes for reporting and escalating cybersecurity incidents, as appropriate, to senior management, the Audit Committee, and the Board. Cybersecurity incidents that meet certain thresholds are escalated to the Cybersecurity Leaders and cross-functional teams on an as-needed basis for support and guidance. The Company’s incident response team also coordinates, as needed, with external legal advisors, communication specialists, and other key stakeholders.

Item 2.        Properties
Aircraft
Southwest operated a total of 803 Boeing 737 aircraft as of December 31, 2024, of which 88 and 18 were under operating and finance leases, respectively. The following table details information on the 803 aircraft as of December 31, 2024:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased (a)
737-700	143	19	353	326	27
737-800	175	9	205	155	50
737 -8	175	3	245	216	29
Totals		12	803	697	106

(a)See Note 7 to the Consolidated Financial Statements for more information on the Company's lease transactions.

In second quarter and fourth quarter 2024, the Company entered into supplemental agreements with Boeing relating to its contractual order book for -7 and -8 aircraft. These agreements provide flexibility in support of the Company's growth plans and fleet modernization. The delivery schedule below reflects contractual commitments, although the timing of future deliveries could be affected by any potential or prolonged delays in the manufacturing process or with the -7 certification. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize.

As of December 31, 2024, the Company had firm deliveries and options for -7 and -8 aircraft as follows:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2025	70		66		—	136	(c)
2026	64		—		22	86
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	296	(a)	196	(b)	180	672
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
(c) The Company has included the remaining 63 of its 2024 contractual but undelivered aircraft (27 -7s and 36 -8s) within its 2025 contractual commitments. As Boeing continues to ramp up production and works to certify the -7, the Company is currently using a planning assumption of 38 -8 aircraft deliveries in 2025. The 2025 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	36	63
2025 Contractual Deliveries	43	30	73
2025 Combined Contractual Total	70	66	136

Ground Facilities and Services

Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, Denver International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. The Company has begun construction on a new aircraft maintenance facility, expected to be completed in 2025, at Baltimore-Washington International Airport. In 2024, the Company completed a multi-year, $100 million project, which nearly doubled the size of the Company’s maintenance hangar at Phoenix Sky Harbor. The 90,000 square foot expansion added three new aircraft bays to the facility.

The Company owns two additional headquarters buildings, located across the street from the Company's main headquarters building, on land owned by the Company, including (i) an energy efficient, modern building, called TOPS, which houses certain operational and training functions, including the Company's 24-hour operations and (ii) the Wings Complex, consisting of a Leadership Education and Aircrew Development (“LEAD”) Center (housing the Company's 26 Boeing 737 flight simulators and classroom space for Pilot training), an additional office building, and a parking garage.

The Company has commitments associated with various airport improvement projects, including construction at Houston Hobby International Airport. This project includes the construction of new facilities and the rebuilding or modernization of existing facilities. Construction on the project has begun, and the Company expects construction to be completed in 2027. In April 2023, the Company executed a ground lease agreement with Los Angeles World Airports (“LAWA”) at Los Angeles International Airport (LAX) which provides the Company the right to construct a 9-gate concourse (Concourse 0) adjacent to Terminal 1. The Company expects to manage the design, development, financing, construction, and commissioning of the project, and expects to commence construction in 2028 with construction to be completed in 2032. Prior to commencement of construction, LAWA and the Company will need to agree on scope and budget and have financing in place. Additional information regarding these projects is provided in Note 4 to the Consolidated Financial Statements.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the Court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the Court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the Court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. The Company has received the military pay and service records. On October 29, 2024, the Company filed a motion to decertify the class. The motion is fully briefed and a hearing on the motion is set for February 27, 2025. The Court has set a trial date of September 11, 2025. The Company denies all allegations of wrongdoing, believes the plaintiff’s positions are without merit, and intends to vigorously defend itself in all respects.

On June 22, 2020, a derivative action for breach of fiduciary duty was filed in the United States District Court for the Northern District of Texas naming the members of the Company's Board of Directors (the “Board”) as defendants and the Company as a nominal defendant (the “Derivative Action”). The plaintiff alleges unspecified damage to Company’s reputation, goodwill, and standing in the community, as well as damage from exposure to civil and regulatory liability and defense costs. According to the lawsuit, these damages arise from the Company’s alleged failure to comply with safety and record maintenance regulations and false statements in public filings regarding the Company’s safety practices. The plaintiff alleges the Board, in the absence of good faith, exhibited reckless disregard for its duties of oversight. On October 7, 2020, the Court entered an order staying and administratively closing the Derivative Action, pending the District Court's final resolution of the Company's motion to dismiss in a parallel securities class action under Section 10(b) of the Exchange Act that was filed on February 19, 2020, or upon the occurrence of certain other conditions. While the parallel securities class action was dismissed with prejudice on October 5, 2023, the plaintiff in the Derivative Action has taken no steps to lift the stay in the case, which remains stayed. The Board and Company deny all allegations of wrongdoing made in the Derivative Action.

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

Two complaints alleging violations of federal securities laws and seeking certification as a class action have been filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment have continued to contest the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed an opposition brief on January 26, 2024. The

Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs oppose that relief but have not yet filed their opposition brief. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

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

As described above, pursuant to the applicable Texas statutes governing derivative demands and litigation, the Special Litigation Committee was duly appointed to conduct an inquiry regarding the claims and allegations asserted in the Derivative Actions and Demands. The Derivative Actions and Demands have all been stayed, formally or by agreement, pending the outcome of the investigation by the Special Litigation Committee. On September 19, 2024, the Special Litigation Committee formally reported its findings and resolution concerning its investigation of the Derivative Actions and Demands, which began in July 2023 and concluded with the September 19, 2024 report and resolution, which in turn were delivered to the Company and its Board on September 23, 2024. The Special Litigation Committee retained two law firms to represent the Special Litigation Committee in connection with the Special Litigation Committee’s investigation of the Derivative Actions and Demands and the Special Litigation Committee’s review and assessment of evidence gathered in its investigation. The Special Litigation Committee further reported, among other details, upon its appointment, the independence and disinterestedness of its members, the Special Litigation Committee’s investigative processes, including meetings, scope of investigation, volume of documents reviewed, numbers of witnesses interviewed, other presentations received, review and analysis of evidence and applicable legal standards, work with its counsel, and findings and preparation of the final report and resolution of the Special Litigation Committee. Based upon the Special Litigation Committee report and the conclusions reached therein, the Special Litigation Committee, consistent with its appointment and delegated authority, unanimously adopted a resolution (i) determining that it is not in the best interests of the Company or its Shareholders to pursue the relief requested in the Derivative Actions and Demands; (ii) determining that it is in the best interests of the Company and its Shareholders to reject the Derivative Actions and Demands; (iii) determining that it is in the best interests of the Company and its Shareholders for the Company to move to dismiss the Derivative Actions and Demands; and (iv) instructing that the Company and counsel take all further actions necessary to implement the resolution. The Company and its counsel intend to take steps on behalf of the Company to implement the resolution of the Special Litigation Committee, including making appropriate motions in accordance with applicable Texas law governing derivative demands and litigation procedure. On December 26, 2024, the Board received a seventh demand letter, and on January 31, 2025, received an eighth demand letter, each containing allegations substantially similar to those presented in certain of the prior Derivative Actions and Demands, which will be addressed consistent with applicable Texas law governing such demands.

Based on the Company's wide-scale operational disruption, which led to the cancelation of a significant number of flights between December 21 and December 29, 2022, the Company has been subject to inquiries and investigations by governmental agencies (including with respect to a December 2023 settlement with the DOT) and could be subject to fines and/or penalties resulting from those inquiries and investigations, as well as litigation from Customers and Shareholders.

On January 28, 2025, two participants in the Company’s retirement plans commenced a putative class action in the United States District Court for the Northern District of Texas against the Company, the Board, and certain of the Company’s officers. Plaintiffs purport to represent a class consisting of participants and beneficiaries in the Southwest Airlines Co. Retirement Savings Plan, the Southwest Airlines Co. 401(k) Plan, and the Southwest Airlines Co. ProfitSharing Plan (collectively, the “Plan”) who invested in the Harbor Capital Appreciation Fund from January 28, 2019 “through the date of judgment.” The complaint asserts that defendants mismanaged Plan assets and failed to monitor the Plan in violation of the Employee Retirement Income Security Act by, among other things, failing to remove the Harbor Fund as an investment option. The complaint seeks various forms of declaratory and monetary relief as well as attorneys’ fees, interest and other costs. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend against these claims.

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

Item 4.     Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 5, 2025.

Name	Position	Age
Robert E. Jordan	President & Chief Executive Officer	64
Andrew M. Watterson	Chief Operating Officer	58
Ryan C. Green	Executive Vice President & Chief Transformation Officer	48
Justin Jones	Executive Vice President Operations	46
Tammy Romo	Executive Vice President & Chief Financial Officer	62
Linda B. Rutherford	Chief Administration Officer	58

Set forth below is a description of the background of each of the Company’s executive officers.

Robert E. Jordan has served as the Company's Chief Executive Officer since February 2022 and as its President since January 2023. Mr. Jordan has been a member of the Board since February 2022. Mr. Jordan also served as Executive Vice President & Incoming Chief Executive Officer from June 2021 to February 2022, Executive Vice President Corporate Services from July 2017 to June 2021, Executive Vice President & Chief Commercial Officer from September 2011 to July 2017, Executive Vice President Strategy & Planning from May 2008 to September 2011, Executive Vice President Strategy & Technology from September 2006 to May 2008, Senior Vice President Enterprise Spend Management from August 2004 to September 2006, Vice President Technology from 2002 to 2004, Vice President Purchasing from 2001 to 2002, Controller from 1997 to 2001, Director Revenue Accounting from 1994 to 1997, and Manager Sales Accounting from 1990 to 1994. Mr. Jordan joined the Company in 1988 as a programmer.

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

Ryan C. Green has served as the Company’s Executive Vice President & Chief Transformation Officer since November 2024. Mr. Green also served as Executive Vice President Commercial Transformation from July to November 2024, Executive Vice President & Chief Commercial Officer from October 2022 to July 2024, Senior Vice President & Chief Marketing Officer from February 2019 to October 2022, Vice President & Chief Marketing Officer from April 2017 to February 2019, Vice President Marketing from February 2016 to April 2017, Managing Director Customer Strategy and Development from October 2013 to February 2016, Senior Director Loyalty & Partnerships from July 2010 to October 2013, Director Customer Loyalty from November 2007 to July 2010, Senior Manager Loyalty Marketing from January 2007 to November 2007, and Manager Business Development from July 2004 to January 2007. Mr. Green joined the Company in 2002 in the Marketing Department.

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

Tammy Romo has served as the Company's Executive Vice President & Chief Financial Officer since July 2015. Ms. Romo also served as Senior Vice President Finance & Chief Financial Officer from September 2012 to July 2015, Senior Vice President of Planning from February 2010 to September 2012, Vice President of Financial Planning from September 2008 to February 2010, Vice President Controller from February 2006 to August 2008, Vice President Treasurer from September 2004 to February 2006, Senior Director of Investor Relations from March

2002 to September 2004, Director of Investor Relations from December 1994 to March 2002, Manager of Investor Relations from September 1994 to December 1994, and Manager of Financial Reporting from September 1991 to September 1994. The Company has announced Ms. Romo’s resignation from her position of Executive Vice President & Chief Financial Officer effective April 1, 2025.

Linda B. Rutherford has served as the Company’s Chief Administration Officer since October 2022. Ms. Rutherford also served as Chief Communications Officer from October 2022 to December 2023, Executive Vice President People & Communications from June 2021 to October 2022, Senior Vice President & Chief Communications Officer from October 2017 to June 2021, Vice President & Chief Communications Officer from January 2016 to October 2017, Vice President Communications & Strategic Outreach from April 2007 to January 2016, Vice President Public Relations & Community Affairs from December 2005 to April 2007, Director Public Relations from May 2001 to December 2005, Senior Manager Public Relations from February 1999 to May 2001, and Manager Public Relations from February 1997 to February 1999. Ms. Rutherford joined the Company in 1992 as a Public Relations Coordinator. The Company has announced Ms. Rutherford’s resignation from her position of Chief Administration Officer effective April 1, 2025.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Board may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 5, 2025, there were approximately 10,623 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total Shareholder return on the Company’s common stock over the five-year period ended December 31, 2024, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2019, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

Total Cumulative Return - Dollars
225
200
175
150
125
100
75
50
25
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Southwest Airlines Co.
S&P 500
NYSE ARCA Airline

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Southwest Airlines Co.	$100	$87	$80	$63	$55	$66
S&P 500	$100	$118	$152	$125	$157	$197
NYSE ARCA Airline	$100	$76	$74	$48	$63	$63

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1, 2024 through October 31, 2024	6,795,787	$—	(3)	6,795,787	$2,250,000,000
November 1, 2024 through November 30, 2024	—	$—		—	$2,250,000,000
December 1, 2024 through December 31, 2024	—	$—		—	$2,250,000,000
Total	6,795,787			6,795,787

(1) On May 15, 2019, the Board authorized the repurchase of up to $2.0 billion of the Company’s common stock, of which approximately $899 million remained as of September 2024. On September 25, 2024, the Board terminated and replaced this previous share repurchase authorization with a new $2.5 billion share repurchase authorization of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions.

(2) Excludes immaterial amount of excise tax on share repurchases, net of issuances, payable in April 2025.

(3) Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2024 (the "Fourth Quarter 2024 ASR Program"), the Company paid $250 million and received an initial delivery of 6,795,787 shares during October 2024, representing an estimated 80 percent of the shares to be purchased by the Company under the Fourth Quarter 2024 ASR Program. This share amount was based on the $29.43 closing price of the Company's common stock on October 25, 2024. Final settlement of the Fourth Quarter 2024 ASR Program occurred in January 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in January 2025. Upon settlement, the third party financial institution delivered 1,010,663 additional shares of the Company’s common stock to the Company. Upon completion of the Fourth Quarter 2024 ASR Program in January 2025, the average purchase price per share for the 7,806,450 shares repurchased was $32.02.

Item 6.         [RESERVED]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
YEAR IN REVIEW

The Company had a record full year 2024 revenue performance, producing operating revenues of $27.5 billion, due to continued demand strength and the benefits from the execution of tactical actions related to initiatives announced by the Company in 2024 designed to elevate the Customer Experience on its flights, improve financial performance, and drive Shareholder value. Additional drivers included record ancillary revenue and passengers carried.

During 2024, the Company continued to return value to its Shareholders. The Company returned $680 million to Shareholders through $430 million in dividend payments and $250 million through an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2024. The Company subsequently received 6.8 million shares of common stock in October 2024, representing an estimated 80 percent of the shares to be purchased by the Company under the Fourth Quarter 2024 ASR Program, and an additional one million shares in January 2025 in final settlement of the Fourth Quarter 2024 ASR Program. The number of shares that the Company ultimately repurchased under the Fourth Quarter 2024 ASR Program was determined based generally on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in January 2025. See "Liquidity and Capital Resources" below for further information on the Company's 2024 share repurchases. The Company has $2.25 billion remaining under its September 2024 $2.5 billion share repurchase authorization. On December 5, 2024, the Company announced its intention to launch a $750 million accelerated share repurchase program in first quarter 2025. See Part II, Item 5 for further information on the Company's share repurchase authorizations.

The Company recorded results for 2024 and 2023, on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

(in millions, except per share amounts)	Year ended December 31,
GAAP	2024	2023	Change
Operating income	$321	$224	43.3
Net income	$465	$465	—
Net income per share, diluted	$0.76	$0.76	—

Non-GAAP
Operating income	$457	$893	(48.8)
Net income	$597	$980	(39.1)
Net income per share, diluted	$0.96	$1.56	(38.5)

The Company's financial results, as shown above on a GAAP and non-GAAP basis for the year ended December 31, 2024 versus the year ended December 31, 2023, were affected by higher salaries, wages, and benefits expense, partially offset by lower Fuel and oil expense, primarily driven by lower jet fuel prices. On a GAAP basis, the Company’s results for the year ended December 31, 2024, included a reversal of $116 million of breakage revenue recorded in prior years related to a portion of flight credits issued to Customers during 2022 and prior that have either been redeemed or are expected to be redeemed in future periods. The majority of these flight credits were issued during the COVID-19 pandemic as the Company was making significant changes to its flight schedules based on fluctuating demand. This adjustment was treated as a special item and excluded from the Company's presentation of non-GAAP results. On a GAAP basis, the Company's results for the year ended December 31, 2023 included incremental expense of $180 million for changes in estimate related to the contract ratification bonus for the Company's Flight Attendants as part of a tentative agreement reached in October 2023 and an incremental expense of $354 million for changes in estimate related to the contract ratification bonus for the Company's Pilots as part of a tentative agreement reached in December 2023, both of which were treated as special items and excluded from the Company's presentation of non-GAAP results. Additionally, due to the December 2022 operational disruption, as described below, the financial results on a GAAP and non-GAAP basis for the year ended December 31, 2023 included a negative financial impact of approximately $380 million on a pre-tax basis in first quarter 2023 and, on a GAAP basis, a $107 million charge on a pre-tax basis for the Department of Transportation ("DOT") settlement in fourth quarter 2023. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

In late December 2022, the Company experienced a wide-scale operational disruption as extreme winter weather across a significant portion of the United States impacted its operational plan and flight schedules. This disruption and subsequent recovery efforts resulted in the cancellation of more than 16,700 flights during the period from December 21 through December 31, 2022. For first quarter 2023, these events also created a deceleration in bookings, largely isolated to January and February 2023, as well as additional expenses primarily in the form of reimbursing Customers for costs incurred as a result of the flight cancellations. The financial impact of this disruption on first quarter 2023 results was approximately $380 million on a pre-tax basis. Other than a fourth quarter 2023 charge associated with a DOT settlement of $107 million, there were no material impacts to operating revenues or expenses as a result of this disruption beyond first quarter 2023. See Note 1 to the Condensed Consolidated Financial Statements for further information.

Operating Statistics

The Company provides the operating data below for the years ended December 31, 2024 and 2023 because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2024	2023	Change
Operating Data:
Revenue passengers carried (000s)	140,023	137,279	2.0%
Enplaned passengers (000s)	175,466	171,817	2.1%
Revenue passenger miles (RPMs) (in millions)(a)	142,515	136,256	4.6%
Available seat miles (ASMs) (in millions)(b)	177,250	170,323	4.1%
Load factor(c)	80.4%	80.0%	0.4 pts.
Average length of passenger haul (miles)	1,018	993	2.5%
Average aircraft stage length (miles)	763	730	4.5%
Trips flown	1,443,866	1,459,427	(1.1)%
Seats flown (000s)(d)	230,187	231,409	(0.5)%
Seats per trip(e)	159.4	158.6	0.5%
Average passenger fare(k)	$178.40	$172.18	3.6%
Passenger revenue yield per RPM (cents)(f)(k)	17.53	17.35	1.0%
Operating revenues per ASM (cents)(g)(k)	15.51	15.32	1.2%
Passenger revenue per ASM (cents)(h)(k)	14.09	13.88	1.5%
Operating expenses per ASM (cents)(i)	15.32	15.19	0.9%
Operating expenses per ASM, excluding fuel (cents)	12.05	11.54	4.4%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	11.99	11.47	4.5%
Fuel costs per gallon, including fuel tax	$2.64	$2.89	(8.7)%
Fuel costs per gallon, including fuel tax, economic	$2.66	$2.89	(8.0)%
Fuel consumed, in gallons (millions)	2,194	2,143	2.4%
Active full-time equivalent Employees	72,450	74,806	(3.1)%
Aircraft at end of period(j)	803	817	(1.7)%

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
(j)Included three Boeing 737 Next Generation aircraft in temporary storage as of December 31, 2024.
(k)The 2024 Passenger and Operating revenue metrics include the impact of the $116 million breakage revenue adjustment recorded as a change in estimate and reduction in Passenger revenue during fourth quarter 2024. See Note 1 to the Consolidated Financial Statements for further information.

2025 Outlook

The following tables provide selected financial guidance for first quarter 2025, as well as select full year 2025 guidance and 2027 targets, as applicable:

1Q 2025 Estimation
RASM (a), year-over-year	Up 5% to 7%
ASMs (b), year-over-year	Down 2% to 3%
Economic fuel costs per gallon (c) (d)	$2.50 to $2.60
Fuel hedging premium expense per gallon	$0.07
Fuel hedging cash settlement gains per gallon	$—
ASMs per gallon (fuel efficiency)	81 to 83
CASM-X (e), year-over-year (c) (f)	Up 7% to 9%
Scheduled debt repayments (millions)	~$5
Interest expense (millions)	~$45

	2025 Estimation	2027 Targets
Operating margin, excluding special items (c) (g)	3% to 5%	≥ 10%
Return on invested capital ("ROIC") after-tax (h) (i)	5% to 8%	≥ 15%
ASMs (b), year-over-year	Up 1% to 2%	Up 1% to 2%

(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity"). The Company currently expects second quarter 2025 capacity to increase in the range of 1 percent to 2 percent, year-over-year.
(c) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Items (also referred to as "excluding special items").
(d) Based on the Company's existing fuel derivative contracts and market prices as of January 21, 2025, first quarter 2025 economic fuel costs per gallon are estimated to be in the range of $2.50 to $2.60. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
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
(g) Operating margin, excluding special items, is calculated as operating income, excluding special items, divided by operating revenues, excluding special items. Projections and targets do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.

(h) See Note Regarding Use of Non-GAAP Financial Measures for additional information on ROIC. In addition, information regarding ROIC and economic results is included in the accompanying table Non-GAAP Return on Invested Capital (ROIC). Projections and targets do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.
(i) The Company estimates its full year 2025 effective tax rate to be in the range of 22 percent to 24 percent.

The Company expects first quarter 2025 RASM to increase in the range of 5 percent to 7 percent, year-over-year. The expected year-over-year improvement is driven primarily by a focus on capacity rationalization and the Company's continued focus on the execution of its tactical initiatives. The Company also anticipates continued strength in the demand environment.

The Company currently expects its first quarter 2025 CASM-X to increase in the range of 7 percent to 9 percent, year-over-year, driven primarily by the continuation of inflationary pressures, including those associated with labor contracts ratified in 2024, and from capacity moderation efforts. Year-over-year unit cost trends are expected to improve throughout the year as labor comparisons ease, efficiency initiatives generate modest capacity growth, and cost plan benefits are aggressively pursued. Based on its current plan, the Company expects to exit 2025 with year-over-year CASM-X growth in the low-single digits. Improving cost performance is a key focus. The Company is urgently working to accelerate and exceed the $500 million cost initiative announced at its 2024 Investor Day to help mitigate cost inflation by minimizing hiring, optimizing scheduling efficiency, capitalizing on supply chain opportunities, and aggressively improving corporate overhead.
Company Overview

As part of the Company's ongoing modernization efforts, during 2024, the Company announced several new initiatives designed to elevate the Customer Experience on its flights, improve financial performance, and drive Shareholder value. As part of its ongoing focus on product evolution, the Company is moving forward with plans to assign seats, offer premium seating options, redesign the boarding model, and introduce redeye (i.e., overnight) flying. The Company has been known for its open seating model for more than 50 years, which was unique in the airline industry and has been popular with Southwest Customers for decades. Open seating served the Company well as a primarily short-haul carrier. The open seating design, combined with historically lower load factors, contributed to the efficiency of turning aircraft quickly. The Company’s low-cost model enabled low fares and, combined with great Customer Service, allowed the Company to grow across the country and eventually become the nation’s largest domestic carrier.

However, as the domestic travel market has matured and structural changes have reduced the demand for short-haul travel, especially post-pandemic, the Company has increased its proportion of longer-haul flights. The importance of having an assigned seat grows among Customers as the length of flight gets longer. In addition, Customer travel frequency and preferences have evolved—for both frequent flyers, as well as those of more infrequent travelers who are not accustomed to the open seating policy currently utilized by the Company—especially as Southwest has opened several new markets and expanded its route network during the past few years. The Company has continually monitored Customer feedback regarding seating preferences for decades, and Customer travel patterns and preferences have evolved and a seat assignment is generally preferred. Recent research conducted by the Company indicates that a vast majority of both existing Southwest Customers and potential Customers prefer an assigned seat, which supports the Company’s decision to now evolve its boarding and seating processes. In addition to assigning seats, the Company plans to offer a premium, extended legroom portion of the cabin that research shows many Customers also prefer. The Company expects to offer extended legroom, in-line with that offered by industry peers on narrowbody aircraft.

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

The move to assigned and premium seating will be a significant undertaking by the Company. In addition to incorporating new technologies and procedures for a seamless transition, the new cabin layout will require approvals from the FAA. The Company currently expects to make assigned seat and extended legroom bookings available in the second half of 2025, with related flights occurring in the first half of 2026. The Company also announced it is adding 24-hour operation capabilities with the introduction of redeye flights. Booking of redeye flying on initial routes became available starting July 25, 2024 through Southwest.com, with the first redeye flights scheduled on February 13, 2025 in five initial nonstop markets: Las Vegas to Baltimore and Orlando; Los Angeles to Baltimore and Nashville; and Phoenix to Baltimore.

These and other initiatives are designed to improve the Company’s financial performance and metrics, including return on invested capital and operating margins, over the next three years. The Company plans to continue to focus on the following tactical initiatives: Continual network optimization and maturation; Marketing and distribution evolution; and Revenue management maturation. Continual network optimization and maturation includes (i) reduced short-haul flying and redistributing resources to long-haul flying in profitable markets, (ii) reduced flying on weekdays with lower travel demand, (iii) restructured service and network connectivity in stations with lower demand, and (iv) taking a cross-functional, methodical approach to market maturation efforts. Marketing and distribution evolution includes (i) a new advertising campaign to highlight the unique, flexible value Southwest offers and target a new generation of travelers, (ii) partnerships with flight search engines, including Google Flights, Kayak, and Skyscanner intended to increase visibility and drive traffic for bookings to Southwest.com, and (iii) creating the option for Customers to use a combination of cash and Rapid Rewards® points to pay for travel, providing more ways to take advantage of the Company's loyalty program. Revenue management maturation efforts include (i) refinements to the Company's revenue management system, designed to achieve better, more customized results based on the Company's primarily domestic network, (ii) additional staffing to the Company's Revenue Management team to support focusing on driving results, and (iii) recalibrating probability curves, which are expected to improve yields by capturing more demand at higher fares.

The Company has also summarized recently announced strategic initiatives into three broad categories: Monetize the Company's value proposition; Increase efficiency and lower costs; and Optimize capital allocation.

Monetize the Customer value proposition
In addition to the assigned seating and extended legroom changes discussed above, the Company also plans to offer an in-house vacation package product to Customers beginning in 2025 called “Getaways by Southwest”, versus the outsourced product it has historically offered. This new vacation booking platform is expected to be designed to allow the Company to appeal directly to its significant existing Customer base with an enhanced offering that includes both lodging and excursions, which is expected to drive growth with leisure travelers and grow higher-margin revenues with a relatively low capital and headcount investment. The Company also announced it will pursue partnerships with other airlines in order to further expand the reach of the Company’s network and connect Customers with more global destinations to generate additional demand. The Company launched its first such partnership in first quarter 2025 with transatlantic connectivity with Icelandair and plans to add at least one more partner during 2025.

Increase efficiency and lower costs
In addition to the aforementioned introduction of redeye flights, which is designed to maximize or increase asset utilization, another one of the Company's efficiency initiatives includes investments that will decrease the amount of time it takes to turn an aircraft (unload Passengers from an arriving flight and load Passengers on the same aircraft for its subsequent flight). Examples of such investments include moving to a fully digital (i.e., paperless) process, improved communication tools for Employees, and better visual and real-time information to assist both Customers and Employees. These efforts are rolling out and are expected to be fully implemented in November 2025. These initiatives are expected to result in a lowering of unit costs, as the Company is expected to be able to generate either the same number of ASMs with fewer aircraft, or produce more ASMs utilizing the same number of aircraft in its fleet, respectively. The Company also continues to invest in various technologies and digital products designed to improve the Customer travel experience. In addition, the Company is targeting other cost initiatives that are expected to result in savings, including minimizing hiring in order to right-size staffing to current operations and match the Company’s lower expected growth rates in the near term, capitalizing on identified supply chain opportunities, and improving its corporate efficiency through automation and better allocation of resources. These and other initiatives are currently expected to deliver more than $500 million in annual cost savings by 2027.
Optimize capital allocation
In addition, the Company intends to focus on prudent capital deployment by minimizing fleet capital expenditures, continuing to invest in infrastructure, managing debt levels, and providing returns to Shareholders through dividends and share repurchases. The Company continues to have favorable pricing in its order book with Boeing for new 737 MAX aircraft that allows additional flexibility in being able to replace certain aircraft in its existing fleet, given current market conditions, with more fuel efficient and less-maintenance intensive models over the near term. The Company has pursued, and plans to continue to pursue, opportunities to take advantage of current market conditions through the sale and/or sale-leaseback of certain aircraft, with the intention of replacing most, if not all, of such aircraft with new MAX aircraft from Boeing by the end of 2031, assuming that Boeing is able to meet aircraft delivery expectations. As a result of these efforts, the Company’s expected net fleet capital expenditures during the near term are expected to moderate significantly from recent levels, with the added benefit of further accelerating the modernization of its fleet. The Company also intends to preserve the strength of its balance sheet with manageable debt maturities, with the goal of retaining investment-grade ratings. Finally, the Company intends to return value back to its Shareholders through dividends and share repurchases and will continually review its return of capital program based in large part upon the Company's free cash flow and leverage, and fleet monetization strategy, taking into account potential impacts to its investment grade ratings.

Through these initiatives, the Company expects to return to historical levels of financial performance in which its return on invested capital exceeds its weighted-average cost of capital. The targets the Company has set through 2027 include the following:
•Annual capacity growth in the range of one to two percent, year-over-year, beginning in 2025
•Annual Operating margins of at least 10 percent, in 2027
•Free cash flow exceeding $1 billion per year in 2027
•Return on invested capital, after-tax, of at least 15 percent in 2027
•Financial leverage in the low to mid 30’s percent range in 2027
•Continue to maintain an investment-grade credit rating

The Company's Board of Directors (“the Board”) received a letter dated June 10, 2024, from Elliott Investment Management L.P. ("Elliott") stating that Elliott had made an investment of approximately $1.9 billion in the Company, representing an approximately 11 percent economic interest in the Company, and advocating for changes to the Company's management, the Board, and the Company's corporate strategy. On October 23, 2024 (the "Effective Date"), the Company entered into a Cooperation Agreement (the "Cooperation Agreement") with Elliott, Elliott Associates, L.P., Elliott International, L.P., and The Liverpool Limited Partnership. Pursuant to the Cooperation Agreement, the Company agreed to, among other things, (i) appoint David Cush, Sarah Feinberg, David Grissen, Gregg Saretsky and Patricia Watson (collectively, the “Cooperation Agreement Directors”) to the Board, effective 11:59 p.m. Central Time on November 1, 2024, each with an initial term expiring at the 2025 Annual Meeting; (ii) announce that two incumbent Directors as of the Effective Date will not stand for re-election to the Board at the 2025 Annual Meeting; and (iii) include the Cooperation Agreement Directors, together with the other persons recommended by the Board, in the Company’s slate of nominees for election as a Director at the 2025 Annual Meeting. On July 7, 2024, the Board appointed Rakesh Gangwal to the Board, and on September 26, 2024, the Company announced the addition of Robert L. Fornaro to the Board.

Pursuant to the Cooperation Agreement, effective 11:59 p.m. Central Time on November 1, 2024, Gary C. Kelly, Executive Chairman of the Board, David W. Biegler, J. Veronica Biggins, Roy Blunt, William H. Cunningham, Thomas W. Gilligan, and Jill A. Soltau each resigned from the Board. None of the departures were due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Additionally, the Board appointed Pierre Breber as a member of the Board, effective 11:59 p.m. Central Time on November 1, 2024, with an initial term expiring at the 2025 Annual Meeting. On November 4, 2024, the Company announced the appointment of Rakesh Gangwal as independent Chair of the Board and named new Board Committee Chairs.

The Cooperation Agreement includes certain voting commitments, customary standstill restrictions, and mutual non-disparagement provisions that remain in place until the earlier of (x) the date that is 30 days prior to the notice deadline under the Company's Fourth Amended and Restated Bylaws for the nomination of non-proxy access Director candidates for election to the Board at the Company's 2026 Annual Meeting of Shareholders and (y) February 14, 2026 (such period, the "Cooperation Period"). The foregoing description of the Cooperation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Cooperation Agreement, which is filed as Exhibit 10.31 to this Form 10-K.

Because of this activist activity, the Company has incurred increased professional advisory fees and other costs related to Shareholder activism matters.

Additionally, in order to provide the Board with time to make informed decisions in the best interests of the Company and its Shareholders, on July 2, 2024, the Board adopted a shareholder rights plan (the "Rights Agreement") and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of common stock (the “Rights”), which would have caused substantial dilution to any person or group acquiring 12.5 percent or more of the Company’s outstanding common stock without the prior approval of the Board. The Rights Agreement was designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control. On October 25, 2024, pursuant to the Cooperation Agreement, the Company and Equiniti Trust Company, LLC entered into the Amendment to the Rights Agreement, which amended and terminated the Rights Agreement by advancing the expiration time of the Rights to 5:00 p.m., New York City time, on October 25, 2024. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s Common Stock, pursuant to the Rights Agreement, expired.

In January 2025, the Company reached an amended co-brand agreement with Chase Bank USA, N.A. ("Chase"). The amendment includes enhanced Cardmember benefits associated with the Company's assigned and premium seating initiative and supports the multi-year financial targets announced at the Company's Investor Day in September 2024.

During 2024, as a result of Boeing's ongoing delivery delays, the Company conservatively re-planned its capacity and delivery expectations for both 2024 and 2025. The Company will continue to closely monitor the ongoing aircraft delivery delays with Boeing and adjust expectations as needed.

The Company ended 2024 with 803 Boeing 737 aircraft, including 245 Boeing 737-8 ("-8") aircraft. During 2024, the Company retired 34 Boeing 737-700 ("-700") aircraft and two Boeing 737-800 ("-800") aircraft and took delivery of 22 -8 aircraft. The Company also completed the sale-leaseback of 35 -800 aircraft in December 2024, and completed the sale-leaseback of an additional -800 aircraft in late January 2025. The Company's order book with Boeing as of January 30, 2025, consists of a total of 496 MAX firm orders (300 Boeing 737-7 ("-7") aircraft and 196 -8 aircraft) for the years 2025 through 2031, including 63 MAX aircraft that were contractually committed for 2024, but were not received, and 176 MAX options (-7s or -8s) for the years 2026 through 2031. The Company is currently using a planning assumption of 38 -8 aircraft deliveries in 2025, which differs from its contractual order book, as Boeing continues to ramp up production and works to certify the -7. This planning assumption supports the Company's plans to retire approximately 51 aircraft in 2025, including 49 -700s and two -800s, ending 2025 with roughly 790 aircraft in its fleet. Based on recent discussions, the Company is optimistic that Boeing can exceed 38 aircraft deliveries in 2025, and plans to use any additional aircraft deliveries to support its fleet monetization and capital allocation strategies. The Company's aircraft delivery and retirement expectations for 2025 and beyond are fluid and subject to Boeing's production capability.

The Company has published its flight schedule through October 1, 2025. The Company continues to focus on its goals of operational excellence and reliability, regaining efficiencies, increasing productivity, and returning financial margins back to historical levels.

For the year ended December 31, 2024, the Company ended with approximately 72,450 full-time equivalent Employees, which was a reduction of 2,356 full-time equivalent Employees versus year-end 2023. The Company's number of active full-time equivalent Employees decreased primarily through controlled hiring, attrition, and offering voluntary time off programs in order to right-size staffing to current operations and achieve labor cost stability.

As part of its commitment to corporate sustainability, the Company published its 2023 One Report on May 8, 2024. The report describes the Company's sustainability strategies, which include the Company’s fuel conservation and emissions mitigation initiatives and other efforts to minimize greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Southwest One Report as published from time to time is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Southwest One Report and other voluntary disclosures regarding environmental, social, and governance (“ESG”) matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures address matters that are currently not material to the Company’s near-term operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create the Southwest One Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess.

2024 Compared with 2023

The selected financial data presented below is derived from the Company's Consolidated Statement of Income and should be read in conjunction with those financial statements and the related notes thereto.

	Year ended December 31,		Increase (Decrease)	Percent change
(in millions)	2024	2023
Passenger	$24,980	$23,637	$1,343	5.7
Freight	175	175	—	—
Other	2,328	2,279	49	2.2
Total operating revenues	$27,483	$26,091	$1,392	5.3

Salaries, wages, and benefits	$12,240	$11,152	$1,088	9.8
Fuel and oil	5,812	6,217	(405)	(6.5)
Maintenance materials and repairs	1,353	1,188	165	13.9
Landing fees and airport rentals	1,962	1,789	173	9.7
Depreciation and amortization	1,657	1,522	135	8.9
Other operating expenses	4,138	3,999	139	3.5
Total operating expenses	$27,162	$25,867	$1,295	5.0

Operating Revenues

Passenger revenues for 2024 increased by $1.3 billion, or 5.7 percent, compared with 2023, to achieve an all-time full year Company record of $25.0 billion. On a unit basis, Passenger revenues increased 1.5 percent, year-over-year. The dollar increase was primarily due to a 4.1 percent increase in capacity and continued demand strength, combined with strong operational performance and completion factor throughout 2024 versus 2023. For 2024, the year-over-year Passenger revenue yield per ASM increase was primarily driven by strong domestic demand and the realization of benefits from the Company’s execution of tactical actions, such as improving network optimization and capacity rationalization, marketing and distribution evolution, and continued efforts to advance revenue management techniques, particularly during the second half of the year.

Other revenues for 2024 increased by $49 million, or 2.2 percent, compared with 2023. On a dollar basis, the increase was primarily driven by improved retail spend on the Company's co-brand credit cards.

Operating Expenses

Operating expenses for 2024 increased by $1.3 billion, or 5.0 percent, compared with 2023, and capacity increased 4.1 percent over the same prior year period. A majority of the operating expenses increase was due to higher Salaries, wages, and benefits expense, partially offset by lower Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for 2024 and 2023, followed by explanations of these changes on a dollar basis.

	Year ended December 31,				Per ASM		Percent
(in cents, except for percentages)	2024		2023		change		change
Salaries, wages, and benefits	6.91	¢	6.55	¢	0.36	¢	5.5%
Fuel and oil	3.27		3.65		(0.38)		(10.4)
Maintenance materials and repairs	0.76		0.70		0.06		8.6
Landing fees and airport rentals	1.11		1.05		0.06		5.7
Depreciation and amortization	0.93		0.89		0.04		4.5
Other operating expenses	2.34		2.35		(0.01)		(0.4)
Total	15.32	¢	15.19	¢	0.13	¢	0.9%

Operating expenses per ASM for 2024 increased by 0.9 percent, compared with 2023. The majority of the year-over-year unit cost increase was driven by higher Salaries, wages, and benefits expense. This was despite the prior year including incremental expense of $180 million in 2023 for changes in estimate related to the contract ratification bonus for the Company's Flight Attendants as part of a tentative agreement reached in October 2023 and an incremental expense of $354 million in 2023 for changes in estimate related to the contract ratification bonus for the Company's Pilots as part of a tentative agreement reached in December 2023. This increase was mostly offset by the decrease in the Company's fuel cost per gallon. Operating expenses per ASM for 2024, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 7.8 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2024 increased by $1.1 billion, or 9.8 percent, compared with 2023. On a per ASM basis, Salaries, wages, and benefits expense for 2024 increased 5.5 percent, compared with 2023. On a dollar basis, the majority of the increase was due to net step/pay rate increases for certain workgroups (including the ratified labor contracts with the Company's Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents), and the remainder of the increase was primarily due to various other benefits, including health care coverage and other benefits associated with higher pay rates.

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

On September 16, 2024, the Company announced its more than 50 Flight Simulator Technicians, represented by the International Brotherhood of Teamsters, had voted to ratify a four-year contract extension with the Company. The newly ratified agreement becomes amendable in September 2028. With this result, as of December 2024, all the Company's collective bargaining labor contracts subject to Section 6 of the Railway Labor Act are closed until October 2026 when the next labor contract becomes amendable. Since October 2022, each of the 12 union-represented workgroups, which collectively represent approximately 82 percent of the Company's Employees, have ratified new contracts.

Fuel and oil expense for 2024 decreased by $405 million, or 6.5 percent, compared with 2023. On a per ASM basis, Fuel and oil expense for 2024 decreased 10.4 percent. On a dollar basis, the decrease was primarily attributable to a decrease in fuel prices, partially offset by an increase in fuel gallons consumed. The Company's 2024 average economic fuel cost of $2.66 per gallon is net of approximately $53 million in cash settlements from hedging activities compared with an average economic fuel cost of $2.89 per gallon, which was net of approximately $267 million in cash settlements from hedging activities in 2023. On a per ASM basis, the majority of the change was due to lower jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Year ended December 31,
	2024	2023
Economic fuel costs per gallon	$2.66	$2.89
Fuel hedging premium expense (in millions)	$157	$121
Fuel hedging cash settlement gain (in millions)	$53	$267
Fuel hedging premium expense per gallon	$0.07	$0.06
Fuel hedging cash settlement gains per gallon	$0.03	$0.12

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's 2024 available seat miles per gallon ("fuel efficiency") improved 1.6 percent, year-over-year, due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet, reduce carbon emissions intensity, and achieve its near-term environmental sustainability goals.

As of December 31, 2024, the Company has fuel derivative contracts in place through 2027. Based on the current geopolitical and market dynamics, higher premium costs over time, and aggressive cost reductions underway, the Company does not intend to add new hedging positions to its current hedge book. The Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)
2025	47%
2026	43%
2027	13%

(a) Based on the Company's current available seat mile plans. The Company is currently 51 percent hedged in first quarter 2025, 45 percent hedged in second quarter 2025, and 46 percent hedged in second half 2025.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in earnings in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties - see Note 10 to the Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of December 31, 2024, and the expected future periods in which these items are expected to settle and/or be recognized in earnings (in millions):

Year	Fair value of fuel derivative contracts at December 31, 2024	Amount of gains (losses) deferred in AOCI at December 31, 2024 (net of tax)
2025	$22	$(96)
2026	72	(49)
2027	36	(3)
Total	$130	$(148)

The Company's current fuel derivative contracts contain instruments based in Brent crude oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of January 21, 2025.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	First Quarter 2025	Full Year 2025
$60	$2.05 to $2.15	$2.00 to $2.10
$70	$2.35 to $2.45	$2.30 to $2.40
Current market (a)	$2.50 to $2.60	$2.45 to $2.55
$80	$2.65 to $2.75	$2.65 to $2.75
$90	$3.00 to $3.10	$2.95 to $3.05
$100	$3.20 to $3.30	$3.20 to $3.30

Fair market value of fuel derivative contracts settling in period	$1 million	$23 million
Estimated premium costs	$37 million	$148 million

(a) Brent crude oil average market prices as of January 21, 2025, were $78 and $76 per barrel for first quarter and full year 2025, respectively.
(b) Based on the Company's existing fuel derivative contracts and market prices as of January 21, 2025, first quarter and full year 2025 economic fuel costs per gallon are estimated to be in the range of $2.50 to $2.60 and $2.45 to $2.55, respectively. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Maintenance materials and repairs expense for 2024 increased by $165 million, or 13.9 percent, compared with 2023. On a per ASM basis, Maintenance materials and repairs expense increased 8.6 percent, compared with 2023. On a dollar and per ASM basis, approximately 50 percent of the increase was primarily due to increases in engine shop visits and other engine expenses for the Company's -700 and -800 fleet, approximately 20 percent of the increase was driven by airframe repairs due to a higher average cost per event and the timing of regular maintenance events, and approximately 15 percent of the increase was due to bulk purchases of materials for the Company's seat refurbishment efforts on its entire fleet.

Landing fees and airport rentals expense for 2024 increased by $173 million, or 9.7 percent, compared with 2023. On a per ASM basis, Landing fees and airport rentals expense increased 5.7 percent, compared with 2023. On a dollar and per ASM basis, the increase was primarily attributable to an increase in airport rental expense and higher landing fees throughout the network driven by higher rates charged by airports, partially offset by more favorable settlements and credits from various airports received in 2024.

Depreciation and amortization expense for 2024 increased by $135 million, or 8.9 percent, compared with 2023. On a per ASM basis, Depreciation and amortization expense increased by 4.5 percent, compared with 2023. On a dollar and per ASM basis, approximately 55 percent of the increase was primarily due to the acquisition of 22 -8 aircraft since fourth quarter 2023 and approximately 45 percent of the increase was due to accelerating the depreciation for certain -700 aircraft planned for early retirement in 2024 and 2025. See Note 1 for further information on early retirement dates and the corresponding impact to depreciation expense.

Other operating expenses for 2024 increased by $139 million, or 3.5 percent, compared with 2023. Included within this line item was aircraft rentals expense in the amount of $220 million and $198 million for 2024 and 2023, respectively. On a per ASM basis, Other operating expenses decreased 0.4 percent, compared with 2023. On a dollar basis, the increase was due to (i) approximately $80 million in higher advertising expense, (ii) approximately $60 million in higher maintenance agreement expense driven by expanded cloud-based services, (iii) approximately $57 million in higher professional fees, primarily driven by an increase in spend on technology enhancements and replacement projects, and (iv) approximately $47 million in higher per diem rates paid to Flight crews, primarily driven by the new Pilot and Flight Attendant ratified agreements. These increases were partially offset due to (i) recording the $107 million DOT settlement in December 2023 and (ii) a $92 million gain on a sale-leaseback transaction involving 35 -800 aircraft during 2024. See Note 7 for further information.

Non-Operating Expenses (Income)

Interest expense for 2024 decreased by $10 million, or 3.9 percent, compared with 2023, primarily due to prepaying the 5.25% senior unsecured notes due May 2025 in December 2024.

Capitalized interest for 2024 increased by $12 million, or 52.2 percent, compared with 2023, primarily due to an increase in various technology projects, facilities projects, and aircraft under construction.

Interest income for 2024 decreased by $86 million, or 14.8 percent compared with 2023, primarily due to lower cash and investment balances and a lower interest rate in the total investment portfolio.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's deferred compensation and hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for 2024 and 2023:

	Year ended December 31,
(in millions)	2024	2023
Mark-to-market impact from fuel contracts settling in current period	$34	$(17)
Premium cost of fuel contracts not designated as hedges	9	—
Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Mark-to-market impact on deferred compensation plan investments	(36)	(39)
Other	(3)	(2)
	$4	$(62)

Income Taxes

The Company's annual 2024 effective tax rate was 22.2 percent, compared with 26.5 percent in 2023. The year-over-year decrease in the tax rate is primarily due to the DOT settlement, which was treated as a disallowed tax deduction in 2023.

2023 Compared with 2022

The Company's comparison of 2023 results to 2022 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2024	2023	Change
Fuel and oil expense, unhedged	$5,750	$6,346
Add: Premium cost of fuel contracts designated as hedges	148	121
Deduct: Fuel hedge gains included in Fuel and oil expense, net	(86)	(250)
Fuel and oil expense, as reported	$5,812	$6,217
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	34	(16)
Add: Premium cost of fuel contracts not designated as hedges	9	—
Fuel and oil expense, excluding special items (economic)	$5,855	$6,201	(5.6)%

Total operating expenses, as reported	$27,162	$25,867
Deduct: Voluntary Employee programs	(5)	—
Deduct: Labor contract adjustment (b)	(9)	(180)
Deduct: SWAPA Labor contract adjustment (c)	—	(354)
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	34	(16)
Add: Premium cost of fuel contracts not designated as hedges	9	—
Deduct: DOT settlement	—	(107)
Deduct: Litigation settlements	(7)	(12)
Deduct: Professional advisory fees	(37)	—
Deduct: Transformation costs	(5)	—
Total operating expenses, excluding special items	$27,142	$25,198	7.7%
Deduct: Fuel and oil expense, excluding special items (economic)	(5,855)	(6,201)
Operating expenses, excluding Fuel and oil expense and special items	$21,287	$18,997	12.1%
Deduct: Profitsharing expense	(103)	(110)
Operating expenses, excluding Fuel and oil expense, special items, and profitsharing	$21,184	$18,887	12.2%

Operating income, as reported	$321	$224
Add: Breakage revenue adjustment (d)	116	—
Add: Voluntary Employee programs	5	—
Add: Labor contract adjustment (b)	9	180
Add: SWAPA contract adjustment (c)	—	354
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	(34)	16
Deduct: Premium cost of fuel contracts not designated as hedges	(9)	—
Add: DOT settlement	—	107
Add: Litigation settlements	7	12
Add: Professional advisory fees	37	—
Add: Transformation costs	5	—
Operating income, excluding special items	$457	$893	(48.8)%

Other (gains) losses, net, as reported	$4	$(62)
Add (Deduct): Mark-to-market impact from fuel contracts settling in current periods (a)	(34)	17
Deduct: Premium cost of fuel contracts not designated as hedges	(9)	—
Add: Unrealized mark-to-market adjustment on available for sale securities	—	4
Other gains, net, excluding special items	$(39)	$(41)	(4.9)%

Income before income taxes, as reported	$598	$633
Add: Breakage revenue adjustment (d)	116	—
Add: Voluntary Employee programs	5	—
Add: Labor contract adjustment (b)	9	180
Add: SWAPA contract adjustment (c)	—	354
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	(34)	16
Add (Deduct): Mark-to-market impact from fuel contracts settling in current periods (a)	34	(17)
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—	(4)
Add: DOT settlement	—	107
Add: Litigation settlements	7	12
Add: Professional advisory fees	37	—
Add: Transformation costs	5	—
Income before income taxes, excluding special items	$777	$1,281	(39.3)%

Provision for income taxes, as reported	$133		$168
Add: Net income tax impact of fuel and special items (e)	47		133
Provision for income taxes, net, excluding special items	$180		$301		(40.2)%

Net income, as reported	$465		$465
Add: Breakage revenue adjustment (d)	116		—
Add: Voluntary Employee programs	5		—
Add: Labor contract adjustment (b)	9		180
Add: SWAPA contract adjustment (c)	—		354
Add (Deduct): Fuel hedge contracts settling in the current period, but for which (gains) losses were reclassified from AOCI (a)	(34)		16
Add (Deduct): Mark-to-market impact from fuel contracts settling in current periods (a)	34		(17)
Deduct: Unrealized mark-to-market adjustment on available for sale securities	—		(4)
Add: DOT settlement	—		107
Add: Litigation settlements	7		12
Add: Professional advisory fees	37		—
Add: Transformation costs	5		—
Deduct: Net income tax impact of special items (e)	(47)		(133)
Net income, excluding special items	$597		$980		(39.1)%

Net income per share, diluted, as reported	$0.76		$0.76
Add: Impact of special items	0.27		1.01
Deduct: Net income tax impact of special items (e)	(0.07)		(0.21)
Net income per share, diluted, excluding special items	$0.96		$1.56		(38.5)%

Operating expenses per ASM (cents), as reported	15.32	¢	15.19	¢
Deduct: Impact of special items	(0.04)		(0.38)
Deduct: Fuel and oil expense divided by ASMs	(3.27)		(3.65)
Deduct: Profitsharing expense divided by ASMs	(0.06)		(0.07)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	11.95	¢	11.09	¢	7.8%

(a) See Note 10 to Consolidated Financial Statements for further information.
(b) 2024 amounts represent changes in estimate related to the contract ratification bonuses for the Company's Ramp, Operations, Provisioning, & Cargo Agents as part of the tentative agreement ratified in March 2024 with TWU 555. 2023 amounts represent changes in estimate related to the contract ratification bonus for the Company’s Flight Attendants as part of the tentative agreement reached in October 2023 with TWU 556. The Company began accruing for all of its open labor contracts on April 1, 2022, and this incremental $180 million expense extends the timeframe covered by the ratification bonus to the date the Flight Attendant contract became amendable on November 1, 2018, to compensate for missed wage increases over that time period. The Company’s consolidated financial statements for the year ended December 31, 2023 included market rate wage accruals for all workgroups with open collective bargaining agreements. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(c) Represents changes in estimate related to the contract ratification bonus for the Company’s Pilots as part of the tentative agreement reached in December 2023 with SWAPA. The Company began accruing for all of its open labor contracts on April 1, 2022, and this incremental $354 million expense represented an increase in retroactive pay associated with wage rates for purposes of calculating the ratification bonus agreed to for Pilots for periods prior to 2023. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(d) Represents a change in breakage revenue estimate related to flight credits the Company issued to Passengers during 2022 and prior. On July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including a significant volume of such credits issued to impacted Customers during the COVID-19 pandemic as the Company was making significant changes to its schedules based on fluctuating demand, will no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606, Revenue from Contracts with Customers, and the Company accounted for such change prospectively in third quarter 2022. At that time, based on historical Customer behavior, the Company estimated that redemptions of these flight credits would have been reduced to an immaterial amount during 2024 and recognized breakage revenue in prior periods for these flight credits accordingly; however, based on actual Customer redemptions throughout 2024, as well as currently projected redemptions beyond 2024, the Company determined a reversal of a portion of this prior breakage revenue was warranted in the current period. This adjustment is not reflective of base business revenue trends in fourth quarter 2024 or beyond. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
(e) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
Operating income, as reported	$321		$224
Breakage revenue adjustment	116		—
Voluntary Employee programs	5		—
TWU 555 contract adjustment	9		—
TWU 556 contract adjustment	—		180
SWAPA contract adjustment	—		354
Net impact from fuel contracts	(34)		16
Premium benefit of fuel contracts not designated as hedges	(9)
Professional advisory fees	37		—
Transformation costs	5		—
DOT settlement	—		107
Litigation settlements	7		12
Operating income, non-GAAP	457		893
Net adjustment for aircraft leases (a)	134		128
Adjusted operating income, non-GAAP (A)	$591		$1,021

Non-GAAP tax rate (B)	23.1%	(d)	23.5%	(e)

Net operating profit after-tax (A* (1-B) = C)	$454		$781

Debt, including finance leases (b)	$7,742		$8,033
Equity (b)	10,388		10,669
Net present value of aircraft operating leases (b)	933		1,029
Average invested capital	$19,063		$19,731
Equity adjustment (c)	13		(168)
Adjusted average invested capital (D)	$19,076		$19,563

Non-GAAP ROIC, pre-tax (A/D)	3.1%		5.2%

Non-GAAP ROIC, after-tax (C/D)	2.4%		4.0%

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
(c) The Equity adjustment in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income (loss) and Retained earnings, of gains and/or losses that will settle in future periods, including those associated with the Company's fuel hedges. The current period impact of these gains and/or losses is reflected in the Net impact from fuel contracts in the numerator.
(d) The GAAP full year tax rate as of December 31, 2024, was 22.2 percent, and the full year Non-GAAP tax rate was 23.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP full year tax rate as of December 31, 2023, was 26.5 percent, and the full year Non-GAAP tax rate was 23.5 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating income, non-GAAP; Other gains, net, non-GAAP; Income before income taxes, non-GAAP; Income tax rate, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

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
1.Reversal of breakage revenue recorded in prior years related to a portion of flight credits issued to Customers during 2022 and prior that have either been redeemed or are expected to be redeemed in future periods. The majority of these flight credits were issued during the COVID-19 pandemic as the Company was making significant changes to its flight schedules based on fluctuating demand, which made it difficult to estimate future redemption patterns when compared against historical Customer behavior;

2.Incremental expense associated with a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service;
3.Incremental expense associated with contract ratification bonuses for various workgroups related to additional compensation for services performed by Employees outside the applicable fiscal period;
4.Expenses associated with incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company, are not associated with the ongoing operation of the airline, and are difficult to predict in future periods;
5.A charge associated with a settlement reached with the DOT as a result of the Company's December 2022 operational disruption;
6.Charges associated with tentative litigation settlements regarding certain California state meal-and-rest-break regulations for flight attendants and an arbitration award in favor of the Company's Pilots relating to a collective-bargaining matter;
7.Expenses associated with professional advisory fees related to the Company's implementation of its comprehensive three-year "Southwest. Even Better." transformational plan; and
8.Unrealized mark-to-market adjustment associated with certain available for sale securities.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Fuel and oil expense, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profitsharing; Operating income, non-GAAP; Other gains, net, non-GAAP; Income before income taxes, non-GAAP; Income tax rate, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profitsharing (cents).

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

Liquidity and Capital Resources

Net cash provided by operating activities for 2024 was $462 million, and net cash provided by operating activities for 2023 was $3.2 billion. Operating cash inflows are historically primarily derived from providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2024 were largely impacted by the Company's net income (as adjusted for noncash items, primarily Depreciation and amortization and the gain on the sale-leaseback transaction), the approximately $1.9 billion paid to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with SWAPA, TWU 556, and TWU 555, respectively, and a $123 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying Consolidated Statement of Cash Flows (see Note 10 to the Consolidated Financial Statements for further information). Operating cash flows for 2023 included a $29 million increase in Air traffic liability driven by higher ticket sales related to an increase in travel demand, partially offset by a $273 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying Consolidated Statement of Cash Flows, and a $215 million decrease due to the payment of Customer reimbursement expenses in first quarter 2023 related to the December 2022 operational disruption. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities for 2024 was $261 million, and net cash used in investing activities for 2023 was $2.9 billion. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. The Company also raised $871 million in 2024 from the sale-leaseback of 35 aircraft (see Note 7 to the Consolidated Financial Statements for more details on the sale-leaseback transactions). Capital expenditures were $2.1 billion for 2024, compared with $3.5 billion in the same prior year period, and decreased largely due to decreases in progress and delivery payments for aircraft received in 2024, as well as contractual progress payments made in 2024 associated with future aircraft deliveries. Capital expenditures during 2024 also included approximately $22 million associated with the Company's purchase of finance leased aircraft, compared to approximately $174 million associated with finance leased aircraft purchased during 2023. See Note 7 to the Consolidated Financial Statements for further information.

The Company estimates its 2025 capital spending to be in the range of $2.5 billion to $3.0 billion, which includes approximately $1.2 billion in aircraft capital spending, based on the planning assumption of 38 -8 aircraft deliveries in 2025, and $1.6 billion in non-aircraft capital spending, but does not include the impact of potential future fleet sales or sale-leaseback transactions. The Company's opportunities to lower net capital spending from its fleet monetization strategy are dependent on aircraft market conditions and Boeing's ability to deliver aircraft pursuant to the Company's contractual order book.

Net cash used in financing activities for 2024 was $2.0 billion, and net cash used in financing activities for 2023 was $436 million. The Company paid $430 million in cash dividends to Shareholders and repaid $1.3 billion in debt and finance lease obligations, primarily as a prepayment for all of its outstanding 5.25% Notes due 2025 during the year ended December 31, 2024. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt. The Company paid $428 million in cash dividends to Shareholders and repaid $85 million in finance lease obligations during the year ended December 31, 2023. The Company's purchase of finance leased aircraft in 2023 resulted in the elimination of the Company's remaining financial lease obligations for these aircraft of $191 million.

On May 15, 2019, the Company’s Board authorized the repurchase of up to $2.0 billion of the Company’s common stock, of which approximately $899 million remained as of September 2024. On September 25, 2024, the Board terminated and replaced this previous share repurchase authorization with a new $2.5 billion share repurchase authorization of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions. The Company repurchased $250 million of its outstanding common stock through an accelerated share repurchase program entered into in fourth quarter 2024 under this new authorization, which also impacted net cash used in financing activities. The repurchases of common stock amounts in the Consolidated Statement of Cash Flows may differ from the Consolidated Statement of Stockholder's Equity due to excise taxes incurred on share repurchases, net of issuances, payable in April 2025. On December 5, 2024, the Company announced its intention to launch an additional $750 million accelerated share repurchase program in first quarter 2025.

A discussion of the Company's most significant drivers impacting cash flow for 2022 are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II Item 7, Liquidity and Capital Resources.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

Additional detail regarding the Company's available liquidity is provided in the table below.

(in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$7,509	$9,288
Short-term investments	1,216	2,186
Undrawn facilities	1,000	1,000
Total available liquidity	9,725	$12,474

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"). There were no amounts outstanding under the Amended Credit Agreement as of December 31, 2024. See Note 6 to the Consolidated Financial Statements for further information.

As of December 31, 2024, the Company carried a working capital deficit of approximately $1 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $8.7 billion as of December 31, 2024, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered assets with a net book value of approximately $16 billion, including approximately $13 billion in aircraft value and approximately $3 billion in non-aircraft assets such as spare engines, ground equipment, and real estate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch). As of December 31, 2024, the Company had the following corporate credit ratings:

	Moody's	S&P Global	Fitch
Southwest Airlines Co.	Baa1	BBB	BBB+

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

Debt

As detailed in Note 6 to the Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company received significant financial assistance from Treasury in the form of payroll support, and this assistance had a significant impact on the Company's reported GAAP financial results. Such impact ended in third quarter 2021, and the Company's 2022, 2023, and 2024 results do not reflect the benefit of this payroll support, and its future periods are not expected to benefit from such payroll support. However, future cash flows will be impacted through the portion of payroll support that was in the form of loans that remain outstanding and will have to be repaid to Treasury.

See Note 6 to the Consolidated Financial Statements for further detail on the Company's debt and the timing of expected and future principal payments. The Company also has significant future obligations associated with fixed interest payments associated with its debt. As of December 31, 2024, future interest payments associated with its fixed rate debt (excluding interest associated with finance leases) were $138 million in 2025, $128 million in 2026, $71 million in 2027, $13 million in 2028, $13 million in 2029, and $7 million thereafter.

The Company's Convertible Notes of $1.6 billion did not meet the criteria to be converted by holders as of the date of the financial statements, but are classified within Current maturities of long-term debt in the accompanying Consolidated Balance Sheet as of December 31, 2024, due to their maturation date of May 1, 2025. Upon conversion, the Company will settle conversions in cash. Also, the Company has engaged in transactions with certain convertible debt holders to purchase their instruments in private transactions from time to time in cash, and may continue to do so in future periods. The Company considers its prevailing stock price, the trading price of its convertible debt instruments, and its available liquidity in determining how much of these instruments it may attempt to repurchase in such transactions.

Leases

The Company enters into leases for aircraft, airports and other real property, and other types of equipment in the normal course of business. See Note 7 to the Consolidated Financial Statements for further detail.

Aircraft purchase commitments

The Company is required to make cash deposits toward the purchase of aircraft in advance. These deposits are classified as Deposits on flight equipment purchase contracts in the Consolidated Balance Sheet until the aircraft is delivered, at which time deposits previously made are deducted from the final purchase price of aircraft and are reclassified as Flight equipment. See Part I, Item 2 for a complete table of the Company's contractual firm deliveries and options for -7 and -8 aircraft, and Note 4 to the Consolidated Financial Statements for the financial commitments related to these firm deliveries.

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

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2024 and in previous years, which has enabled the Company to accelerate cash tax benefits of depreciation. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to accelerate the cash income tax benefits related to aircraft purchases. Due to the Company's net taxable loss incurred in 2020, and a provision within the CARES Act that allowed entities to carry back such 2020 losses to prior periods of up to five years, and claim refunds of federal taxes paid, the Company received a significant cash tax refund of $472 million associated with this taxable loss from the Internal Revenue Service during second quarter 2022. The Company has federal and state operating loss carryforwards, $253 million and $56 million (tax-effected), respectively, to reduce taxable income in future periods. See Note 14 to the Consolidated Financial Statements for further information. The Company has paid in the past, and will continue to pay in the future, cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

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

As a result of the COVID-19 pandemic, for all Customer flight credits created or scheduled to expire between March 1 and September 7, 2020 associated with flight cancellations, the Company initially extended the expiration date to September 7, 2022. See Note 5 to the Consolidated Financial Statements for further information regarding these extended flight credits. Subsequently, on July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including these extended flight credits, will no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606 and the Company accounted for such change prospectively in third quarter 2022. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including the extended flight credits that had been set to expire on September 7, 2022.

As a result of changes in observed Customer travel habits and behaviors during 2021 and 2022, the Company increased its estimates of “normal” Customer flight credits that were expected to go unused, as Customer redemptions of these "normal" credits had been at a slower rate than the Company’s historical data for similar credits in periods prior to the COVID-19 pandemic. At the time of the Company's policy change, based on historical Customer behavior, the Company estimated that redemptions of these pre-policy change issued flight credits would have been reduced to an immaterial amount during 2024 and recognized breakage revenue in prior periods for these flight credits accordingly; however, based on actual Customer redemptions throughout 2024, as well as currently projected redemptions beyond 2024, the Company determined a reversal of a portion of this prior breakage revenue in the amount of $116 million was warranted in the current period. See Note 1 to the Consolidated Financial Statements for further information regarding this adjustment. Although the Company continues to believe a portion of Customer flight credits will go unused following the Company's change in policy, including a portion of flight credits issued after July 28, 2022, the Company's prospective long term breakage rate associated with such flight credits has been and is expected to continue to be lower and more stable than it had been previously. Although the Company's estimated breakage rate was consistent throughout 2024, a one percentage point change in the amount of breakage, as a factor of total flight credits issued, would have resulted in a change of Passenger revenues of approximately $25 million.

Observed Customer behavior that differs from historical experience can cause actual ticket breakage to differ significantly from estimates. Assumptions about Customer behavior are reviewed frequently and corresponding adjustments are made to breakage estimates, as needed, when observed behaviors differ from historical experience or expectations. Assumptions about Customer behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange and unused flight credit policies, seat availability, and economic factors. The Company’s estimation techniques have been consistently applied from year to year; however, as with any estimates, actual ticket breakage may vary from estimated amounts.

Fair Value Measurements and Financial Derivative Instruments

The Company utilizes unobservable (Level 3) inputs in determining the fair value of certain assets and liabilities. As of December 31, 2024, these consisted of its fuel derivative option contracts, which were an asset of $130 million. The Company utilizes financial derivative instruments primarily to manage its risk associated with changing jet fuel prices. See "Quantitative and Qualitative Disclosures about Market Risk" for more information on these risk management activities, Note 10 to the Consolidated Financial Statements for more information on the Company’s fuel hedging program and financial derivative instruments, and Note 11 to the Consolidated Financial Statements for more information about fair value measurements.

All derivatives are required to be reflected at fair value and recorded on the Consolidated Balance Sheet. As of December 31, 2024, the Company was a party to over 175 separate financial derivative instruments related to its fuel hedging program for future periods. Changes in the fair values of these instruments can vary dramatically based on changes in the underlying commodity prices. For example, during 2024, market "spot" prices for Brent crude oil peaked at a high average daily price of approximately $91 per barrel and hit a low average daily price of approximately $69 per barrel. During 2023, market spot prices ranged from a high average daily price of approximately $97 per barrel to a low average daily price of approximately $72 per barrel. Market price changes can be driven by factors such as supply and demand, inventory levels, weather events, refinery capacity, political agendas, the value of the U.S. dollar, geopolitical events, pandemics, and general economic conditions, among other items. Historically, the financial derivative instruments utilized by the Company primarily are a combination of collars, purchased call options, call spreads, put spreads, and fixed price swap agreements.

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

The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are quoted by its counterparties. In situations where the Company obtains inputs via quotes from its counterparties, it verifies the reasonableness of these quotes via similar quotes from another counterparty as of each date for which financial statements are prepared. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds. Due to the fact that certain inputs used in determining the estimated fair value of its option contracts are considered unobservable (primarily implied volatility), the Company has categorized these option contracts as Level 3. Although implied volatility is not directly observable, it is derived primarily from changes in market prices, which are observable. Based on the Company’s portfolio of option contracts as of

December 31, 2024, a 10 percent change in implied volatility, holding all other factors constant, would have resulted in a change in the fair value of this portfolio of less than $100 million.

Fair values for financial derivative instruments are estimated prior to the time that the financial derivative instruments settle. However, once settlement of the financial derivative instruments occurs and the hedged jet fuel is purchased and consumed, all values and prices are known and are recognized in the financial statements. Although the Company continues to use a prospective assessment to determine that commodities continue to qualify for hedge accounting in specific locations where the Company hedges, there are no assurances that these commodities will continue to qualify in the future. This is due to the fact that future price changes in these refined products may not be consistent with historical price changes. Increased volatility in these commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program. During third quarter 2024, the routine statistical analysis performed by the Company to determine which commodities qualify for special hedge accounting treatment on a prospective basis indicated that West Texas Intermediate ("WTI") crude oil-based derivatives no longer qualified for hedge accounting. This change was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods had not been as strong as in the past, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, all WTI-based instruments were de-designated from their hedging relationships and the change in fair value of all of the Company's derivatives based in WTI was recorded to Other (gains) losses for third quarter and fourth quarter 2024. All WTI crude oil based derivatives in the Company's portfolio have settled as of December 31, 2024. The change in fair value of the Company's WTI derivative contracts during the second half 2024 was a decrease of $37 million which resulted in a corresponding loss in the Consolidated Statement of Income. Any amounts previously recorded to AOCI remained there until the original forecasted transaction occurred in accordance with hedge accounting requirements. Further, should the anticipated fuel purchases covered by the Company's fuel hedges no longer be probable of occurring, the Company would discontinue hedge accounting. The loss of hedge accounting would create further volatility in the Company’s GAAP financial results.

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

Under the Southwest Rapid Rewards loyalty program, Members earn points for every dollar spent on eligible Southwest fare purchases. The amount of points earned under the program is based on the fare amount and fare type, with higher fare types (e.g., Business Select) earning more points than lower fare types (e.g., Wanna Get Away). Each fare type is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare amount for the flight by the fare type multiplier. Likewise, the amount of points required to be redeemed for a flight can differ based on the fare type purchased. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire. In addition, Members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. As of December 31, 2024, the loyalty liabilities were approximately $4.8 billion, including $2.9 billion classified within Air traffic liability and $1.9 billion classified as Air traffic liability – noncurrent.

In order to determine the value of each loyalty point, certain assumptions must be made at the time of measurement, which include an allocation of passenger revenue between the flight and loyalty points earned by passengers, and the fair value of Rapid Rewards points, which are generally based on their redemption value to the Customer. See Note 5 to the Consolidated Financial Statements for further information on determining the estimated fair value of each loyalty point.

The majority of the points sold to business partners are through the Southwest co-branded credit card agreement ("Agreement") with Chase. Consideration received as part of this Agreement is subject to ASC 606. For periods presented in the Consolidated Financial Statements, the most recent instance in which the Agreement was amended was in fourth quarter 2021. In January 2025, the Company reached an amended co-brand agreement with Chase. The amendment includes enhanced Cardmember benefits associated with the Company's assigned and premium seating initiative and supports the multi-year financial targets announced at the Company's Investor Day in September 2024. Agreements with Chase have the following multiple elements: travel points to be awarded, use of the Southwest Airlines’ brand and access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These elements are combined into two performance obligations, transportation and marketing, and consideration from the Agreement is allocated based on the relative selling price of each performance obligation.

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception, including each time in which the Agreement has been materially amended. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the transportation is delivered and revenue related to marketing elements when the performance obligation is satisfied. A one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2024, causing a change to the allocation of proceeds to air transportation would not have had a material impact on the Company's Operating revenues for the year ended December 31, 2024.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating the breakage, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of breakage expected for all loyalty points. The Company updates this model at least annually, and applies the new breakage rates effective October 1st each year, or more frequently if required by changes in the business. Changes in the breakage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2024, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated breakage rate would have resulted in a change to Passenger revenue of approximately $252 million (an increase in breakage would have resulted in an increase in revenue and a decrease in breakage would have resulted in a decrease in revenue). Given that Member behavior may fluctuate over time, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has at times had interest rate risk in its interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2024, the Company operated a total of 106 aircraft under operating and finance leases. However, except for a small number of aircraft that have lease payments that fluctuate based in part on changes in market interest rates, the remainder of the leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s accounting for its hedging program and for further details on the Company’s financial derivative instruments.

Hedging

The Company purchases jet fuel at prevailing market prices, but seeks to manage market risk through execution of a documented hedging strategy. The Company utilizes financial derivative instruments, on both a short-term and a long-term basis, as a form of insurance against the potential for significant, or catastrophic, increases in fuel prices. The Company currently expects to consume approximately 2.2 billion gallons of jet fuel in 2025. Based on this anticipated usage, a change in jet fuel prices of just one cent per gallon would impact the Company’s Fuel and oil expense by approximately $22 million for 2025, excluding any impact associated with fuel derivative instruments held.

As of December 31, 2024, the Company held a net position of fuel derivative instruments that represented a hedge for a portion of its anticipated jet fuel purchases for future periods through 2027. The Company may increase or decrease the volume of fuel hedged based on its expectation of future market prices and its forecasted fuel consumption levels, while considering the significant premium cost that can be associated with different types of hedging strategies. Based on the current geopolitical and market dynamics, higher premium costs over time, and aggressive cost reductions underway, the Company does not intend to add new hedging positions to its current hedge book. See Note 10 to the Consolidated Financial Statements for further information. The gross fair value of outstanding financial derivative instruments related to the Company’s jet fuel market price risk as of December 31, 2024, was an asset of $130 million. In addition, $22 million in cash collateral deposits were held by the Company in connection with these instruments based on their fair value as of December 31, 2024. The fair values of the derivative instruments, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. An immediate 10 percent increase or decrease in underlying fuel-related commodity prices from prices as of December 31, 2024 would correspondingly change the fair value of the commodity derivative instruments in place by approximately $100 million. Fluctuations in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices, as well as related income tax effects. In addition, this does not consider changes in cash or letters of credit utilized as collateral provided to or by counterparties, which would fluctuate in an amount equal to or less than this amount, depending on the type of collateral arrangement in place with each counterparty. This sensitivity analysis uses industry standard valuation models and holds all inputs constant as of December 31, 2024, levels, except underlying futures prices.

The Company’s credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in an asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2024, the Company had nine counterparties for which the derivatives held were an asset and none in a loss position. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of December 31, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty’s credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit may be required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 10 to the Consolidated Financial Statements for the fair values of fuel derivatives, amounts held as collateral, and applicable collateral posting threshold amounts as of December 31, 2024, at which such postings are triggered.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. For example, historically, a portion of the fuel derivatives in the Company's hedge portfolio have been based on the market price of WTI crude oil. As mentioned above in "Critical Accounting Policies and Estimates", since the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis, the change in fair value of all of the Company's derivatives based in WTI have been recorded to Other (gains) losses during the second half of 2024. The Company currently has no WTI-based derivatives that settle beyond 2024. In recent years, jet fuel prices have been more closely correlated with changes in the price of Brent crude oil, and therefore the Company has attempted to mitigate some of this risk by entering into more fuel hedges based on Brent crude. The Company has found that financial derivative instruments in commodities, such as WTI crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility. In addition, to add further protection, the Company has in the past periodically entered into jet fuel derivatives for short-term timeframes. Jet fuel is not widely traded on an organized futures exchange and, therefore, there are limited opportunities to hedge directly in jet fuel for time horizons longer than approximately 24 months into the future.

The Company also at times has agreements with each of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparty’s credit ratings. As of December 31, 2024, the Company had no outstanding interest rate swap agreements and therefore no cash collateral deposits provided or held.

Due to the significance of the Company’s current fuel hedging program and the historical emphasis that the Company has placed on utilizing fuel derivatives to reduce its fuel price risk, the Company has created a system of governance and management oversight and has put in place a number of internal controls designed so that procedures are properly followed and accountability is present at the appropriate levels. For example, the Company has put in place controls designed to: (i) create and maintain a comprehensive risk management policy; (ii) provide for proper authorization by the appropriate levels of management; (iii) provide for proper segregation of duties; (iv) maintain an appropriate level of knowledge regarding the execution of and the accounting for derivative instruments; and (v) have key performance indicators in place in order to adequately measure the performance of its hedging activities. The Company believes the governance structure that it has in place is adequate given the size and sophistication of its hedging program.

    Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s long-term strategy is to maintain a conservative balance sheet and generate adequate profits and returns on capital, while growing capacity steadily under the right conditions. While the Company uses financial leverage, it strives to maintain a strong balance sheet and has investment grade credit ratings with all three major credit rating agencies as of December 31, 2024. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

The Company's senior unsecured notes outstanding as of December 31, 2024 are all fixed-rate obligations. See Note 6 to the Consolidated Financial Statements for further information.

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

During fourth quarter 2023, the Company terminated $150 million notional value of forward-starting interest rate swap agreements associated with the Company's forecasted issuance of debt. These swap agreements had been classified as cash flow hedges, and all fair market value changes were recorded to AOCI prior to their termination. The effect of this termination is that the value of the swaps originally recorded in AOCI, a gain of $23 million, will be amortized to Interest expense over the life of new debt instruments, which could be issued through 2027. See Note 10 to the Consolidated Financial Statements for further information.

The Company's total debt divided by total assets was 19.8 percent as of December 31, 2024.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $7.5 billion, and short-term investments, which totaled $1.2 billion as of December 31, 2024. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in certificates of deposit, highly rated money market instruments, treasury securities, U.S. government agency securities, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2024, would have resulted in an approximate $46 million change in the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s invested cash (excluding cash collateral deposits held, if applicable) and short-term investments because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2024 were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have resulted in an approximate $36 million impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable) and short-term investments outstanding as of December 31, 2024, an increase in rates would have a net negative effect on the Company’s earnings and cash flows, while a decrease in rates would have a net positive effect on the Company’s earnings and cash flows. However, a 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its Amended Credit Agreement, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its Amended Credit Agreement, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s Amended Credit Agreement contains a financial covenant to maintain a Coverage Ratio (as defined therein) of 1.25 to 1.00, subject to the Company's one-time option to reduce this ratio requirement to 0.80 to 1.00 for two consecutive fiscal quarters. As of December 31, 2024, the Company was in compliance with this covenant and there were no amounts outstanding under the Amended Credit Agreement. However, if conditions change and the Company fails to meet the minimum standards set forth in the Amended Credit Agreement, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2024.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should chargebacks processed by Chase Paymentech reach a certain level, proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of December 31, 2024, no holdbacks were in place.

As of December 31, 2024, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,509	$9,288
Short-term investments	1,216	2,186
Accounts and other receivables	1,110	1,154
Inventories of parts and supplies, at cost	800	807
Prepaid expenses and other current assets	639	520
Total current assets	11,274	13,955

Property and equipment, at cost:
Flight equipment	25,202	26,060
Ground property and equipment	8,244	7,460
Deposits on flight equipment purchase contracts	413	236
Assets constructed for others	88	62
	33,947	33,818
Less allowance for depreciation and amortization	14,891	14,443
	19,056	19,375
Goodwill	970	970
Operating lease right-of-use assets	1,369	1,223
Other assets	1,081	964
	$33,750	$36,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,818	$1,862
Accrued liabilities	2,206	3,606
Current operating lease liabilities	328	208
Air traffic liability	6,294	6,551
Current maturities of long-term debt	1,630	29
Total current liabilities	12,276	12,256

Long-term debt less current maturities	5,069	7,978
Air traffic liability - noncurrent	1,948	1,728
Deferred income taxes	2,167	2,044
Noncurrent operating lease liabilities	1,031	985
Other noncurrent liabilities	909	981
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 888,111,634 shares issued in 2024 and 2023	888	888
Capital in excess of par value	4,199	4,153
Retained earnings	16,332	16,297
Accumulated other comprehensive income (loss)	(25)	—
Treasury stock, at cost: 294,797,959 and 291,599,001 shares in 2024 and 2023, respectively	(11,044)	(10,823)
Total stockholders' equity	10,350	10,515
	$33,750	$36,487

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2024	2023	2022
OPERATING REVENUES:
Passenger	$24,980	$23,637	$21,408
Freight	175	175	177
Other	2,328	2,279	2,229
Total operating revenues	27,483	26,091	23,814

OPERATING EXPENSES:
Salaries, wages, and benefits	12,240	11,152	9,376
Fuel and oil	5,812	6,217	5,975
Maintenance materials and repairs	1,353	1,188	852
Landing fees and airport rentals	1,962	1,789	1,508
Depreciation and amortization	1,657	1,522	1,351
Other operating expenses	4,138	3,999	3,735
Total operating expenses	27,162	25,867	22,797

OPERATING INCOME	321	224	1,017

NON-OPERATING EXPENSES (INCOME):
Interest expense	249	259	340
Capitalized interest	(35)	(23)	(39)
Interest income	(497)	(583)	(217)
Loss on extinguishment of debt	2	—	193
Other (gains) losses, net	4	(62)	12
Total non-operating expenses (income)	(277)	(409)	289

INCOME BEFORE INCOME TAXES	598	633	728

PROVISION FOR INCOME TAXES	133	168	189

NET INCOME	$465	$465	$539

NET INCOME PER SHARE, BASIC	$0.78	$0.78	$0.91

NET INCOME PER SHARE, DILUTED	$0.76	$0.76	$0.87

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2024	2023	2022
NET INCOME	$465	$465	$539
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($14), ($103), and ($44)	(44)	(337)	(143)
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of $4, ($5), and $24	14	(16)	80
Other, net of deferred taxes of $3, $8, and $6	5	9	19
OTHER COMPREHENSIVE LOSS	$(25)	$(344)	$(44)
COMPREHENSIVE INCOME	$440	$121	$495

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2024, 2023, and 2022
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2021	$888	$4,224	$15,774	$388	$(10,860)		$10,414
Cumulative effect of adopting Accounting Standards Update No. 2020-06, Debt	—	(300)	55	—	—		(245)
Issuance of common and treasury stock pursuant to Employee stock plans	—	29	—	—	17		46
Share-based compensation	—	84	—	—	—		84
Cash dividends, $0.18 per share	—	—	(107)	—	—		(107)
Comprehensive income (loss)	$—	$—	$539	$(44)	$—		$495
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)		$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	30	—	—	20		50
Share-based compensation	—	86	—	—	—		86
Cash dividends, $0.72 per share	—	—	(429)	—	—		(429)
Comprehensive income (loss)	$—	$—	$465	$(344)	$—		$121
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)		$10,515
Repurchase of common stock	—	—	—	—	(251)	(a)	(251)
Issuance of common and treasury stock pursuant to Employee stock plans	—	7	—	—	30		37
Share-based compensation	—	45	—	—	—		45
Cash dividends, $0.72 per share	—	—	(430)	—	—		(430)
Stock warrants repurchase	—	(6)	—	—	—		(6)
Comprehensive income (loss)	$—	$—	$465	$(25)	$—		$440
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
(a) Includes excise tax incurred on share repurchases, net of issuances, payable in April 2025.

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465	$465	$539
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,657	1,522	1,351
Impairment of long-lived assets	—	—	35
Unrealized mark-to-market adjustment on available for sale securities	—	(4)	4
Unrealized/realized gain on fuel derivative instruments	—	—	(2)
Deferred income taxes	132	159	228
Gain on sale-leaseback transactions	(92)	—	—
Loss on extinguishment of debt	2	—	193
Changes in certain assets and liabilities:
Accounts and other receivables	19	(89)	422
Other assets	(8)	60	(66)
Accounts payable and accrued liabilities	(1,363)	1,386	936
Air traffic liability	(37)	29	525
Other liabilities	(197)	(137)	(334)
Cash collateral provided to derivative counterparties	(28)	(56)	(69)
Other, net	(88)	(171)	28
Net cash provided by operating activities	462	3,164	3,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,054)	(3,520)	(3,924)
Proceeds from sale-leaseback transactions	871	—	—
Assets constructed for others	(26)	(33)	(22)
Purchases of short-term investments	(5,014)	(6,970)	(5,592)
Proceeds from sales of short-term and other investments	5,995	7,591	5,792
Other, net	(33)	—	—
Net cash used in investing activities	(261)	(2,932)	(3,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payroll Support Program stock warrants repurchase	(6)	—	—
Proceeds from Employee stock plans	60	48	45
Repurchase of common stock	(250)	—	—
Payments of long-term debt and finance lease obligations	(1,337)	(85)	(2,437)
Payments of cash dividends	(430)	(428)	—
Proceeds of terminated interest rate derivative instruments	—	23	—
Payments for repurchases and conversions of convertible debt	—	—	(648)
Other, net	(17)	6	8
Net cash used in financing activities	(1,980)	(436)	(3,032)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,779)	(204)	(2,988)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,288	9,492	12,480

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,509	$9,288	$9,492

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$220	$228	$305
Income taxes	$9	$18	$20

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Adoption of Accounting Standards Update 2020-06, Debt	$—	$—	$245
Right-of-use assets acquired or modified under operating leases	$377	$82	$58
Flight and ground equipment acquired or modified under finance leases	$15	$—	$—

See accompanying notes.

Southwest Airlines Co.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
2. New Accounting Pronouncements and Accounting Changes
3. Net Income Per Share
4. Commitments and Contingencies
5. Revenue
6. Financing Activities
7. Leases
8. Common Stock
9. Stock Plans
10. Financial Derivative Instruments
11. Fair Value Measurements
12. Accumulated Other Comprehensive Income (Loss)
13. Employee Retirement Plans
14. Income Taxes
15. Supplemental Financial Information
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

Based on the Company's wide-scale operational disruption, the Company could be subject to fines and/or penalties resulting from investigations by government agencies as well as litigation from Customers and Shareholders. On October 27, 2023, the Department of Transportation (the "DOT") notified the Company that it had determined the Company failed to provide adequate Customer Service assistance, prompt flight status notifications, and proper and prompt refunds and that the assessment of a civil penalty was warranted. During fourth quarter 2023, the Company accrued an expense of $107 million associated with a settlement reached with the DOT in December 2023 based on their investigation into the disruption. Other than this December 2023 charge, there were no material impacts to operating revenues or expenses as a result of this disruption beyond first quarter 2023.

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

As of December 31, 2024 and 2023, $22 million and $50 million, respectively, in cash collateral deposits were held by the Company from its fuel hedge counterparties. As of December 31, 2024 and 2023, the Company had no outstanding interest rate swap agreements and therefore no cash collateral deposits were provided by or held by the Company from interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel derivative instruments are not restricted in any way and earn interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. Depending on the fair value of the Company’s fuel derivative instruments, the amounts of collateral deposits held or provided at any point in time can fluctuate significantly. See Note 10 for further information on these collateral deposits and fuel derivative instruments.

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

Accounts and Other Receivables

Accounts and other receivables are initially recorded at cost and are evaluated for collectability in every period. They primarily consist of the amounts due from the credit card companies associated with sales of tickets for future travel, amounts due from business partners in the Company’s loyalty program, and tax receivables from overpayment or net operating losses that are allowed to be carried back to prior periods to claim refunds against prior taxes paid. See Note 15 for further information. The allowance for doubtful accounts was immaterial as of December 31, 2024 and 2023. In addition, the provision for doubtful accounts and write-offs for 2024, 2023, and 2022 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel and flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial as of December 31, 2024, and 2023. In addition, the Company’s provision for obsolescence and write-offs for 2024, 2023, and 2022 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, and 5 to 30 years for ground property and equipment. As of December 31, 2024, residual values estimated for aircraft range from 14 percent to 20 percent, and generally range from 0 to 10 percent for ground property and equipment. Assets constructed for others consists of airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. See Note 4 for further information. Leasehold improvements are amortized as a component of depreciation expense over the estimated useful life of the asset or the remaining term of the underlying lease, whichever is less. In certain situations, the term of the lease may include periods covered by renewal options, if renewal is reasonably certain.

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. Factors that would indicate potential impairment include, but are not

Notes to Consolidated Financial Statements
limited to, significant decreases in the market value of the long-lived asset group, a significant change in the long-lived asset group’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset group. If an asset group is deemed to be impaired, an impairment loss is recorded for the excess of the asset group's book value in relation to its estimated fair value. During 2022, the Company recorded impairment charges of $28 million associated with the accelerated retirement of 10 of its Boeing 737-700 ("-700") aircraft. There were no material impairments in 2024 or 2023 associated with the accelerated retirement of the Company's aircraft. However, the Company identified certain -700 aircraft that were retired early in 2023 and 2024 or are planned for early retirement in 2025. This change in retirement dates, and the corresponding impact to depreciation expense, is considered a change in estimate and resulted in the following impact to expense in 2024 and 2023:

	Year ended December 31,
(in millions, except per share amounts)	2024	2023
Depreciation and amortization expense	$57	$28
Net income *	(38)	(17)
Net income per basic share	(0.06)	(0.03)
Net income per diluted share	(0.06)	(0.03)
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

Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election was made upon adoption, per the provisions of the Accounting Standards Codification ("ASC") 842. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its most recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company combines lease and non-lease components for all asset groups. The lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.

Aircraft and Engine Maintenance

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to Maintenance materials and repairs expense within the accompanying Consolidated Statement of Income as incurred.

The Company has maintenance agreements related to certain aircraft engines with external service providers, including agreements that effectively transfer the risk of performance of such work to the service provider. Under the agreements where the risk of performance is deemed transferred to the counterparty, expense is recorded commensurate with the period in which the corresponding level of service is provided. For its engine maintenance

Notes to Consolidated Financial Statements
contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place.

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
The Company’s intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports. Indefinite-lived slots of $296 million are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2024 and 2023.

The Company applied the qualitative approach during its 2024 impairment tests, and no impairment was determined to exist for Goodwill or indefinite-lived intangible assets.

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

During 2020 and in parts of 2021, the Company experienced a significantly higher number of Customer-driven flight cancellations as a result of the COVID-19 pandemic. For all Customer flight credits created or that would have otherwise expired between March 1 and September 7, 2020, the Company previously extended the expiration

Notes to Consolidated Financial Statements
date to September 7, 2022. On July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including flight credits previously extended as a result of the COVID-19 pandemic, no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606, and the Company accounted for such change prospectively in third quarter 2022. Due to customer redemptions of these pre-policy change flight credits that were issued to Customers during 2022 and prior at a higher than projected rate throughout 2024, as well as currently projected redemptions beyond 2024, the Company determined that a reversal of a portion of prior recorded breakage revenue was warranted. This change in breakage revenue, and the corresponding impact to Passenger revenue, is considered a change in estimate and resulted in the following impact to 2024 results:

Year ended December 31,
(in millions, except per share amounts)	2024
Breakage revenue adjustment	$(116)
Net income *	(76)
Net income per basic share	(0.13)
Net income per diluted share	(0.12)
* net of profitsharing benefit and income taxes

Breakage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about their future travel behavior. Assumptions about the Customers' future travel behavior can be impacted by several factors including, but not limited to: fare increases; fare sales; changes to the Company's ticketing policies; changes to the Company’s refund, exchange, and unused flight credit policies; seat availability; and economic factors. As a result of the Company's policy change for flight credits in 2022, as well as changes in Customer behavior during 2020 and 2021, the amount of breakage realized on a long term prospective basis has been and is expected to continue to be lower and more stable than it had been previously. See Note 5 for further information.

Approximately $798 million, approximately $828 million, and approximately $811 million of the Company's Operating revenues in 2024, 2023, and 2022, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $26.7 billion, approximately $25.0 billion, and approximately $23.0 billion in 2024, 2023, and 2022, respectively, were attributable to domestic operations.

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

Notes to Consolidated Financial Statements
Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2024, 2023, and 2022 was $346 million, $266 million, and $224 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $1.1 billion and $1.0 billion as of December 31, 2024, and 2023, respectively. Computer software depreciation expense was $271 million, $246 million, and $232 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis, and if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2024, 2023, or 2022.

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

Notes to Consolidated Financial Statements
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

Concentration Risk

Approximately 82 percent of the Company’s Employees are unionized and are covered by collective-bargaining agreements. As of December 2024, all the Company's collective bargaining labor contracts subject to Section 6 of the Railway Labor Act are closed until October 2026 when the next labor contract becomes amendable.

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

As of December 31, 2024, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. Boeing has in the past experienced, and may continue to experience, delays in fulfilling its commitments with regards to delivery of the Boeing 737-8 ("-8") to the Company as a result of manufacturing challenges. Further, the Company's contractual delivery schedule for the Boeing 737-7 ("-7") is dependent on the FAA issuing required certifications and approvals to the Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

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

The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts and services. Therefore, it would also be materially adversely impacted in the event of the unavailability of engines, parts and certain repair services, the inability to find adequate support at commercially reasonable terms, or mechanical or regulatory issues associated with such engines or other parts or services.

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements, none of which extend beyond October 31, 2030 as of December 31, 2024. Some of these agreements automatically renew on an annual basis, unless either party objects to such extension. In January 2025, the Company reached an amended co-brand agreement with Chase Bank USA, N.A. ("Chase"). Among other items, the amendment includes enhanced Cardmember benefits associated with the Company's future assigned and premium seating initiative. None of these agreements are more than 10 years in length. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

Operating Segments and Related Disclosures

Operating segments are defined as components of an enterprise with separate financial information, which are evaluated regularly by the chief operating decision maker ("CODM") and are used in resource allocation and performance assessments. The Company's CODM is considered to be the Company's President, Chief Executive Officer, & Vice Chairman of the Board of Directors. The Company is managed as a single operating segment that provides air transportation for passengers and cargo. Managing the Company as one segment allows the Company to benefit from the value of integrated revenue pricing and its route network. The Company's flight equipment, which are all variations of the Boeing 737 series of aircraft, forms one fleet that is deployed through a single route scheduling system to maximize its value. The Company's tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

Financial information and annual operational plans and forecasts are prepared and reviewed by the CODM at the consolidated level. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on Net income (see the Consolidated Statement of Income). When making operational decisions, the CODM is indifferent to the results on a geographic region basis. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Item 8. Financial Statements.

2. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On November 4, 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is

Notes to Consolidated Financial Statements
evaluating this new standard but does not expect it to have a significant impact on its financial statement disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases transparency and decision usefulness of income tax disclosures for investors by requiring information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard is effective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company has evaluated this new standard and does not expect it to have a significant impact on its financial statement disclosures. The Company will adopt this standard as of January 1, 2025, utilizing the retrospective application as permitted in the standard. See Note 14 for further information on the Company's income taxes.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is applicable to the Company due to the single reportable segment requirement. The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2024. See Note 1 for further information on segment disclosures.

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the twelve months ended December 31, 2024.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. An immaterial number of shares related to the Company's restricted stock units were excluded from the denominator for the fiscal years ended December 31, 2024, 2023, and 2022 because inclusion of such shares would be antidilutive. The Company paid approximately $6 million during second quarter 2024 to repurchase and terminate its outstanding stock warrants, previously issued in connection with three separate payroll funding support ("Payroll Support") programs entered into with the United States Department of the Treasury ("Treasury") in 2020 and 2021. See Note 6 to the Consolidated Financial Statements for information regarding the Company's participation in the Payroll Support Program.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2024	2023	2022
NUMERATOR:
Net income	$465	$465	$539
Add: Interest expense	20	19	22
Net income attributable to common stockholders	$485	$484	$561

DENOMINATOR:
Weighted-average shares outstanding, basic	598	595	593
Dilutive effects of convertible notes	43	43	47
Dilutive effect of restricted stock units	2	2	2
Adjusted weighted-average shares outstanding, diluted	643	640	642

NET INCOME PER SHARE:
Basic	$0.78	$0.78	$0.91
Diluted	$0.76	$0.76	$0.87

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 6), and lease arrangements (see Note 7). During the year ended December 31, 2024, the Company entered into supplemental agreements with Boeing relating to its contractual order book for -7 and -8 aircraft. The Company's contractual order book with Boeing for -7 and -8 aircraft, which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received 22 -8 aircraft deliveries from Boeing in 2024 and retired 34 -700 aircraft and 2 Boeing 737-800 ("-800") aircraft. In addition, during fourth quarter 2024, the Company exercised eight -7 options for delivery in 2025 and five -7 options for delivery in 2026.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of manufacturing and labor challenges, and delays in achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer. During 2024, as a result of Boeing's ongoing delivery delays, the Company conservatively re-planned its capacity and delivery expectations for 2025. The Company will continue to closely monitor the ongoing aircraft delivery delays with Boeing and adjust expectations as needed.

Based on the Company's current agreement with Boeing, capital commitments associated with its firm orders as of December 31, 2024, were:

(in billions)	2025		2026	2027	2028	2029	2030 and thereafter	Total
Payments for capital commitments	$3.4	(a)	$2.0	$2.5	$2.8	$2.5	$2.8	$16.0
(a) Capital commitments associated with the Company's firm orders in 2025 of $3.4 billion include approximately $2.1 billion primarily related to the existing scheduled 73 MAX aircraft to be delivered in 2025 and $1.3 billion related to 63 MAX aircraft (27 -7s and 36 -8s) that were contractually committed for 2024, but were not received.

Los Angeles International Airport

Notes to Consolidated Financial Statements
In April 2023, the Company executed a lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"), for the ground lease and construction of a new concourse. In this agreement, the Company will manage the development, design, financing, and construction of nine new gates, along with additional features, at LAX. Construction of the concourse is estimated to not exceed $2.3 billion. During 2024, leadership met with LAWA and agreed to pause the project, with plans to restart it in 2026. The Company expects to commence construction in 2028 with construction to be completed in 2032.

Funding for this project will flow through a credit facility and the outstanding loans are expected to be paid off directly by LAWA to the credit facility at project completion, thus reimbursing the Company on all costs drawn on the credit facility. As of December 31, 2024, the credit facility has yet to be put into place and is expected to be established closer to the beginning of construction in 2028. The Company is expected to be reimbursed by the credit facility on prior payments made once in place.

Based on this agreement, the Company has determined that it does have control over the assets during this project for accounting purposes. As a result, the costs incurred to fund this project thus far, which totaled $88 million as of December 31, 2024, are included within Assets constructed for others on the accompanying Consolidated Balance Sheet.

William P. Hobby Airport

In March 2022, the Company executed a Memorandum of Agreement ("MOA") with the City of Houston, Texas (the "City") which owns William P. Hobby Airport ("Hobby") that is managed and operated by the City's Houston Airport System. Under the MOA, the Company will manage the development, design, and construction of seven new gates in Hobby's West Concourse.

The project is currently estimated to be completed in 2027 at a cost of at least $470 million. The Company is providing initial funding for the majority of the project, but is being reimbursed for such funding from the City on a monthly basis and therefore the project has not and is not expected to significantly impact the Company’s liquidity. The City plans to fund these reimbursements utilizing rates and charges collected from current and future Hobby occupants, including the Company.

Based on the MOA, as well as a terminal lease amendment expected to be finalized prior to the beginning of significant construction, the Company has determined that it does not control the assets during the construction period for accounting purposes, and thus will record the amounts funded for the project as a receivable until reimbursed by the City, and the balance is derecognized. There were no material amounts recorded in the accompanying Consolidated Balance Sheet as of December 31, 2024.

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

Notes to Consolidated Financial Statements

As of December 31, 2024, $49 million of principal remained outstanding associated with the Series 2012 bonds. The net present values of the future principal and interest payments associated with the bonds were $52 million and $65 million as of December 31, 2024 and 2023, respectively, and were reflected as part of the Company's operating lease right–of–use assets and lease obligations in the Consolidated Balance Sheet.

Contingencies

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On October 29, 2024, the Company filed a motion to decertify the class. The motion is fully briefed and a hearing on the motion is set for February 27, 2025. The Court has set a trial date of September 11, 2025. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

5. REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of its tickets sold, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided.

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
(in millions)	2024	2023	2022
Passenger non-loyalty	$20,467	$19,073	$17,645
Passenger loyalty - air transportation	3,484	3,639	3,028
Passenger ancillary sold separately	1,029	925	735
Total passenger revenues	$24,980	$23,637	$21,408

Passenger non-loyalty includes all revenues recognized from Passengers for flights purchased primarily with credit card. All Customers purchasing a ticket on Southwest Airlines are generally able to check up to two bags at no extra charge (with certain exceptions as stated in the Company's published Contract of Carriage), and the Company also does not charge a fee for a Customer to make a change to their flight after initial purchase, although fare differences may apply. Passenger loyalty - air transportation primarily consists of the revenue associated with award flights taken by loyalty program members upon redemption of loyalty points. In 2024, the Company launched Cash + Points where Customers can use a mixture of cash (or equivalent) and loyalty points to purchase flights on the

Notes to Consolidated Financial Statements
Company's website. Passenger ancillary sold separately includes any revenue associated with ancillary fees charged separately, such as in-flight purchases, EarlyBird Check-In®, and Upgraded Boarding.

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
•Fair Value of Rapid Rewards Points - Determined from the base fare value of tickets which were purchased using prior point redemptions for travel and other products and services, which the Company believes to be indicative of the fair value of points as perceived by Customers and representative of the value of each point at the time of redemption. The Company’s booking site allows a Customer to toggle between fares utilizing either cash (or equivalent) or point redemptions, which provides the Customer with an approximation of the equivalent value of their points. The value can differ, however, based on demand, the amount of time prior to the flight, and other factors. The mix of fare classes during the period measured represents a constraint, which could result in the assumptions above changing at the measurement date, as fare classes can have different coefficients used to determine the total loyalty points needed to purchase an award ticket. The mixture of these fare classes and changes in the coefficients used by the Company could cause the fair value per point to fluctuate.

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

The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. The Company maintains a decades-long relationship with and has a co-branded credit card agreement (“Agreement”) with Chase, through which the Company sells loyalty points and certain marketing components, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the two performance obligations identified in the Agreement, which have been characterized as a transportation component and a marketing component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Agreement. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, and the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase.

As performance obligations to Customers are satisfied, the related revenue is recognized. The events that result in revenue recognition that are associated with performance obligations identified as a part of the Rapid Rewards Program are as follows:

•Tickets and Rapid Rewards Points - When a flight occurs, the related performance obligation is satisfied and the related value provided by the Customer, whether from purchased tickets, Rapid Rewards Points, or a combination thereof, is recognized as revenue.

Notes to Consolidated Financial Statements
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

As of the years ended December 31, 2024 and 2023, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2024	December 31, 2023
Air traffic liability - passenger travel and ancillary passenger services	$3,393	$3,363
Air traffic liability - loyalty program	4,849	4,916
Total Air traffic liability	$8,242	$8,279

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Year ended December 31,
	2024	2023
Air traffic liability - loyalty program - beginning balance	$4,916	$5,189
Amounts deferred associated with points awarded	3,532	3,466
Revenue recognized from points redeemed - Passenger	(3,484)	(3,639)
Revenue recognized from points redeemed - Other	(115)	(100)
Air traffic liability - loyalty program - ending balance	$4,849	$4,916

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2024 and 2023 were as follows (in millions):

	Year ended December 31,
(in millions)	2024	2023
Air traffic liability - beginning balance	$8,279	$8,250
Current period sales (a)	25,057	23,766
Revenue from amounts included in contract liability opening balances	(5,082)	(5,031)
Revenue from current period sales	(20,012)	(18,706)
Air traffic liability - ending balance	$8,242	$8,279
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, no longer expire and will thus remain redeemable by Customers. Prior to this change,

Notes to Consolidated Financial Statements
flight credits would expire twelve months from the original fare purchase date. Flight credits for non-refundable fares will be issued as long as the flight is cancelled more than 10 minutes prior to the scheduled departure. This announcement was considered a contract modification under applicable accounting guidance and the Company accounted for such change prospectively in third quarter 2022. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including a portion of the extended flight credits issued during the early portion of the COVID-19 pandemic, that had been set to expire on September 7, 2022. As the Company continues to believe that a portion of Customer flight credits issued after July 28, 2022, will not be redeemed, it continues to estimate and record breakage associated with such amounts. The amount of breakage realized on a prospective basis, however, has been and is expected to continue to be lower and more stable as a percentage of Passenger revenues than it had been historically as a result of this policy change. Due to Customer redemptions throughout 2024 on the flight credits issued prior to the modification date, as well as currently projected redemptions beyond 2024, the Company determined a reversal of a portion of this prior breakage revenue of $116 million was warranted for the twelve months ended December 31, 2024. This change in breakage revenue, and the corresponding impact to passenger revenue, is considered a change in estimate (see Note 1 to the Consolidated Financial Statements for further information).

The amount of Customer flight credits represents approximately 8 percent of the total Air traffic liability balance as of December 31, 2024, and December 31, 2023, respectively.

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to Members is not currently restricted and Members could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability and fares. The entire balance classified as Air traffic liability—noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately one year of the date the points are issued. Despite the Company's policy change with regards to flight credits, it has not experienced significant flight credit redemptions beyond twelve months and it currently does not expect the amount of flight credits that will be redeemed beyond twelve months to be material as a percentage of the Air traffic liability as of the financial statement date.

All performance obligations related to freight services sold are completed within twelve months or less; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for freight shipments.

Other revenues primarily consist of marketing royalties associated with the Company’s co-brand Chase® Visa credit card program, but also include commissions and advertising associated with Southwest.com. All amounts classified as Other revenues are paid monthly, coinciding with the Company fulfilling its deliverables; therefore, the Company has elected to not disclose the amount of the remaining transaction price and its expected timing of recognition for such services provided.

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the revenue associated with various loyalty partner agreements including, but not limited to, the Agreement with Chase, within Other operating revenues. For the years ended December 31, 2024, 2023, and 2022 the Company recognized $2.2 billion, $2.1 billion, and $2.1 billion, respectively.

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

Notes to Consolidated Financial Statements
6. FINANCING ACTIVITIES

(in millions)	Maturity Dates	December 31, 2024	December 31, 2023
Unsecured
5.25% Notes	2025	$—	$1,302
1.25% Convertible Notes	2025	1,611	1,611
3.00% Notes	2026	300	300
7.375% Debentures	2027	107	111
3.45% Notes	2027	300	300
5.125% Notes	2027	1,727	1,727
2.625% Notes	2030	500	500
1.000% Payroll Support Program Loan (a)	2030	976	976
1.000% Payroll Support Program Loan (a)	2031	566	566
1.000% Payroll Support Program Loan (a)	2031	526	526
Finance leases		91	104
		$6,704	$8,023
Less current maturities		1,630	29
Less debt discount and issuance costs		5	16
		$5,069	$7,978
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans. The fifth anniversary for the first tranche occurs in April 2025.

Senior Unsecured Notes due through 2030

During 2020, the Company issued $2.0 billion of unsecured notes due 2027, of which $1.3 billion was issued June 8, 2020 (the “$1.3 billion 2027 Notes”) and $700 million was issued July 31, 2020 (the “$700 million 2027 Notes”). The notes bear interest at 5.125%. Interest is payable semi-annually in arrears. The $700 million 2027 Notes were offered as an additional issuance of the Company’s $1.3 billion 2027 Notes issued on June 8, 2020. The $700 million 2027 Notes were issued at a premium. The Company made early prepayments on the notes of $272 million throughout 2022, utilizing available cash on hand.

During 2020, the Company issued $1.55 billion of unsecured notes due 2025, of which $1.25 billion was issued May 4, 2020 (the “$1.25 billion 2025 Notes”) and $300 million was issued July 31, 2020 (the “$300 million 2025 Notes”), bearing interest at 5.250% with interest payable semi-annually in arrears. The $300 million 2025 Notes were offered as an additional issuance of the Company’s $1.25 billion 2025 Notes issued on May 4, 2020. The $300 million 2025 Notes were issued at a premium. The Company made early prepayments on the notes of $248 million throughout 2022, and prepaid the remaining notes in full in December 2024, utilizing available cash on hand.

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

Notes to Consolidated Financial Statements
scheduled payments of principal and interest thereon, discounted to the date of redemption at the comparable treasury rate plus 20 basis points, plus accrued interest at the date of redemption.

Convertible Notes due 2025

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears.

Holders may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2025, in the event certain conditions are met, as stated in the offering documents. The Convertible Notes did not meet the criteria to be converted as of December 31, 2024, but are classified within Current maturities of long-term debt in the accompanying Consolidated Balance Sheet due to their maturity on May 1, 2025. Upon conversion, the Company will settle conversions by paying cash up to the principal amount of the Convertible Notes, with any excess conversion value also settled in cash. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in November 2024, the bond conversion rate changed, and was 27.3384 as of December 31, 2024. As of December 31, 2024, the if-converted value of the Convertible Notes was less than the principal amount by $130 million, using the Company's closing stock price.

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

The Company recognized interest expense associated with the Convertible Notes as follows:

(in millions)	December 31, 2024	December 31, 2023
Non-cash amortization of debt issuance costs	$10	$10
Contractual coupon interest	20	20
Total interest expense	$30	$30

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies related to the Convertible Notes for the year ended December 31, 2024. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the year ended December 31, 2024. There were no Convertible Note prepayments or conversions exercised or settled during 2023 or 2024.

Payroll Support Program Loans due through 2031

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

Notes to Consolidated Financial Statements
The Company entered into definitive documentation with Treasury with respect to payroll funding support ("Payroll Support") pursuant to three separate Payroll Support programs: the "PSP1 Payroll Support Program" in April 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"); the "PSP2 Payroll Support Program” in January 2021 under the Consolidated Appropriations Act, 2021; and the "PSP3 Payroll Support Program" in April 2021 under the American Rescue Plan Act of 2021.

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued a promissory note in favor of Treasury (classified as a component of Long term debt less current maturities in the Consolidated Balance Sheet) and entered into a warrant agreement with Treasury (classified as a component of Stockholders' equity in the Consolidated Balance Sheet).

The Company paid approximately $6 million during second quarter 2024 to repurchase and terminate its outstanding stock warrants, previously issued in connection with the Payroll Support programs entered into with Treasury in 2020 and 2021.

Revolving Credit Facility

The Company has access to $1.0 billion under the Amended Credit Agreement, which expires in August 2028. For the twelve months ended December 31, 2024 and 2023 there were no amounts outstanding under the Amended Credit Agreement.

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

The Amended Credit Agreement has an accordion feature that would allow the Company, subject to, among other things, the procurement of incremental commitments, to increase the size of the facility to $1.5 billion. The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2024, the Company was in compliance with this covenant and all other covenants in the Amended Credit Agreement.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $377 million as of December 31, 2024.

The Company had no assets pledged as collateral for its borrowings as of December 31, 2024.

Maturities
As of December 31, 2024, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest on finance leases) are as follows:

(in millions)
2025	$1,633
2026	320
2027	2,149
2028	15
2029	9
Thereafter	2,571
Total	$6,697

Notes to Consolidated Financial Statements
7. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. As allowed under ASC 842, Leases, the Company has elected a practical expedient to exclude from recognition lease assets and lease liabilities associated with leases that have an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, the Company held aircraft leases with remaining terms extending up to 9 years. The aircraft leases generally can be renewed for three months to three years at rates based on the fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material. Any lease return costs incurred by the Company are recognized as a component of Other operating expenses but were not material for all periods presented.

In fourth quarter 2024, the Company entered into an agreement with UMB Bank, N.A. ("UMB Bank") involving the sale of 36 of the Company’s Boeing -800 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. Of the 36 -800 sale-leasebacks, 35 were executed in fourth quarter 2024 and one was finalized in late January 2025. The Company sold the 35 -800 aircraft in fourth quarter 2024 to UMB Bank for $871 million, then immediately leased the aircraft back for approximately two to three years. In first quarter 2025, the Company sold one -800 aircraft to UMB Bank for $24 million, then immediately leased the aircraft back for approximately three years. As such, 35 aircraft were de-recognized from Property and equipment at their remaining net book values at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying Consolidated Balance Sheet. The -800 sale-leaseback transaction resulted in a recognized gain of $92 million and operating lease right-of-use assets and liabilities of $319 million in fourth quarter 2024 and will result in a recognized gain of $3 million in first quarter 2025, reflected within Other operating expenses, net in the accompanying Consolidated Statement of Comprehensive Income.

Throughout 2024, the Company entered into agreements with third parties to purchase two -700 aircraft, both of which were already in the Company's fleet under finance lease terms, one -800 aircraft, and the airframe of one -800 aircraft, both of which were already in the Company's fleet under operating lease terms. The Company paid the lessors $45 million in 2024, of which $3 million was recorded as the elimination of the Company's remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows and $2 million was recorded as the elimination of the Company's remaining operating lease obligation for the aircraft, and which was also reflected within Changes in Other noncurrent assets in the accompanying Consolidated Statement of Cash Flows. The remaining $40 million was the net purchase price of the aircraft and is included as part of the Company's Capital expenditures for 2024. There was no gain or loss recorded as a result of these transactions. As of December 31, 2024, the Company has 88 operating and 18 finance leased aircraft remaining.

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

In fourth quarter 2022, the Company executed an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. As each aircraft purchase was finalized, the Company relieved its related lease liability and continued to recognize the cost of the aircraft within Property and equipment section in the Consolidated Balance Sheet. The Company completed the purchase of 31 of these aircraft during fourth quarter 2022, and the remaining eight aircraft during first quarter 2023. The Company paid the lessor $365 million and $88 million in fourth quarter 2022 and first quarter 2023, respectively, as part of this transaction, of which $191 million and $50 million were recorded as the elimination of

Notes to Consolidated Financial Statements
the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows. The remaining $174 million and $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for fourth quarter 2022 and first quarter 2023, respectively. There was no gain or loss recorded as a result of these transactions.

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have remaining lease terms extending up to 36 years. Certain leases can be renewed from one year to 11 years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Because of the variable nature of these rates, these leases are not recorded as a right-of-use asset or a lease liability on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the applicable accounting guidance with lease terms extending up to four years. Certain leases can be renewed from six months to one year.

Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets (net)	$1,369	$1,223
Finance	Property and equipment (net of allowance for depreciation and amortization of $452 million and $477 million)	102	125
Total lease assets		$1,471	$1,348

Liabilities
Current
Operating	Current operating lease liabilities	$328	$208
Finance	Current maturities of long-term debt	22	29
Noncurrent
Operating	Noncurrent operating lease liabilities	1,031	985
Finance	Long-term debt less current maturities	69	75
Total lease liabilities		$1,450	$1,297

The components of lease costs, included in the Consolidated Statement of Income, were as follows:

(in millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease cost - aircraft (a)	$186	$186	$188
Operating lease cost - other	77	89	84
Short-term lease cost	2	2	2
Variable lease cost	1,916	1,733	1,447
Amortization of finance lease liabilities	35	44	106
Interest on finance lease liabilities	4	5	15
Total net lease cost	$2,220	$2,059	$1,842
(a) Net of sublease income of $1 million, $7 million, and $17 million for the years ended December 31, 2024, 2023, and 2022.

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

Notes to Consolidated Financial Statements

(in millions)	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$258	$251	$303
Operating cash flows for finance leases	4	5	16
Financing cash flows for finance leases	26	32	78

As of December 31, 2024, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2025	$368	$25
2026	328	23
2027	240	23
2028	174	15
2029	138	10
Thereafter	317	3
Total lease payments	$1,565	$99
Less imputed interest	(206)	(8)
Total lease obligations	$1,359	$91
Less current obligations	(328)	(22)
Long-term lease obligations	$1,031	$69

The table below presents additional information related to the Company's leases:

Weighted average remaining lease term	December 31, 2024	December 31, 2023
Operating leases	6 years	8 years
Finance leases	4 years	5 years

Weighted average discount rate
Operating leases	4.1%	4.0%
Finance leases	4.0%	3.9%

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. As of December 31, 2024, the Company had 80 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 28 million shares had not been granted) through various share-based compensation arrangements. Additionally, as part of the consideration for its receipt of funding under the Payroll Support programs, the Company entered into warrant agreements with Treasury (classified as a component of Stockholders' equity in the Consolidated Balance Sheet). The Company paid $6 million during second quarter 2024 to repurchase and terminate the outstanding stock warrants. See Notes 6 and 9 to the Consolidated Financial Statements for information regarding the Company's warrant agreements and equity plans, respectively.

Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2024 (the "Fourth Quarter 2024 ASR Program"), the Company paid $250 million and received an initial delivery of 6,795,787 shares during October 2024, representing an estimated 80 percent of the shares to be purchased by the Company under the Fourth Quarter 2024 ASR Program. This share amount was based on the

Notes to Consolidated Financial Statements
$29.43 closing price of the Company's common stock on October 25, 2024. Final settlement of the Fourth Quarter 2024 ASR Program occurred in January 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in January 2025. Upon settlement, the third party financial institution delivered 1,010,663 additional shares of the Company’s common stock to the Company. Upon completion of the Fourth Quarter 2024 ASR Program in January 2025, the average purchase price per share for the 7,806,450 shares repurchased was $32.02.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2024, 2023, and 2022, reflects share-based compensation expense of $45 million, $86 million, and $84 million, respectively. The total tax impact recognized in earnings from share-based compensation arrangements for the years ended December 31, 2024, 2023, and 2022, was not material. As of December 31, 2024, there was $58 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all unvested shares associated with time-based restricted stock unit awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which was approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2024, 2023, and 2022.

The RSUs are scheduled to vest with respect to one-third of the shares covered thereby annually. Other than in connection with death or disability, vesting is subject to the individual’s continued service as an Employee, Board member, or advisor through the vesting date. However, with respect to the RSUs granted in 2022, 2023, and 2024, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” any outstanding unvested RSUs will remain outstanding as if the individual’s service has not terminated and will continue to vest in accordance with the schedule set forth in the notice of the grant. An individual's termination of service will be considered a "qualified retirement" if (a) the individual has completed at least 10 years of continuous service; (b) the individual’s age plus completed years of continuous service equal at least 65 at the time of the individual’s termination of service; and (c) the individual has not been terminated for cause.

Under the 2022 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero PBRSUs to 300 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC over the three full fiscal years within the Performance Period (2022, 2023, and 2024), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's peer group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements ("Peer Group"), the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

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

Notes to Consolidated Financial Statements
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

Under the 2024 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero PBRSUs to 200 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC, using an assumed federal tax rate of 24 percent, over the three full fiscal years within the Performance Period (2024, 2025, and 2026), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's Peer Group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

With respect to PBRSUs granted in 2022, 2023, and 2024, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” such individual’s PBRSUs will remain outstanding as if the individual’s service has not terminated and will otherwise be settleable in accordance with the notice of grant and applicable terms and conditions; however, the number of shares received upon settlement will be prorated based on the individual’s number of days of service between the date of grant and the end of the performance period.

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

Notes to Consolidated Financial Statements
Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2021	2,561		$51.81
Granted	1,041	(a)	44.88
Vested	(559)		51.85
Surrendered	(100)		48.59
Outstanding December 31, 2022	2,943		47.97
Granted	1,750	(b)	35.37
Vested	(650)		48.45
Surrendered	(80)		39.69
Outstanding December 31, 2023	3,963		39.97
Granted	4,069	(c)	29.85
Vested	(2,012)		44.38
Surrendered	(133)		32.64
Outstanding December 31, 2024	5,887		33.73
(a) Includes 700 thousand PBRSUs
(b) Includes 1.1 million PBRSUs
(c) Includes 1.7 million PBRSUs

In addition, the Company granted approximately 108 thousand shares of unrestricted stock at a weighted average grant price of $28.77 in 2024, approximately 73 thousand shares at a weighted average grant price of $30.12 in 2023, and approximately 42 thousand shares at a weighted average grant price of $44.23 in 2022, to members of its Board of Directors.

A remaining balance of up to 14 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 14 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

The following table provides information about the Company’s ESPP activity during 2024, 2023, and 2022:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2022	1,453	$36.10	$4.02
December 31, 2023	1,972	$27.46	$3.05
December 31, 2024	2,227	$26.38	$2.93
(a) The weighted-average fair value of each purchase right under the ESPP granted is equal to a ten percent discount from the market value of the Common Stock at the end of each monthly purchase period.

Notes to Consolidated Financial Statements

Taxes

Grants of RSUs result in the creation of a deferred tax asset, which is a temporary difference, until the time the RSU vests. All excess tax benefits and tax deficiencies are recorded through the Consolidated Statement of Income. Due to the treatment of RSUs for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

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

As of December 31, 2024, the Company has fuel derivative contracts in place through 2027. Based on the current geopolitical and market dynamics, higher premium costs over time, and aggressive cost reductions underway, the Company does not intend to add new hedging positions to its current hedge book. The Company is providing the following information about the Company’s volume of fuel hedging on an economic basis:

	Maximum fuel hedged as of
	December 31, 2024	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	December 31, 2024
2025	1,033	Brent crude oil
2026	945	Brent crude oil
2027	277	Brent crude oil

Notes to Consolidated Financial Statements
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

If a derivative initially does not qualify or ceases to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period would be recorded in Other (gains) losses, net in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI would remain there until such time as the original forecasted transaction occurs, at which time these amounts would be reclassified to Fuel and oil expense. Factors that have and may continue to lead to the loss of hedge accounting include: significant fluctuation in energy prices or volumes of fuel purchased, significant weather events affecting refinery capacity and the production of refined products, and the volatility of the different types of products the Company uses in hedging. Certain types of derivative instruments do not qualify for hedge accounting, including those that result in a net sold position (sold gallons exceeding purchased gallons). Increased volatility in certain commodity markets for an extended period of time, especially if such volatility were to worsen, could cause the Company to lose hedge accounting altogether for the commodities used in its fuel hedging program, which would create further volatility in the Company’s GAAP financial results. However, even though certain derivatives may not qualify for hedge accounting, the Company continues to hold the instruments as management believes they continue to afford the Company the opportunity to stabilize jet fuel costs. When the Company has sold derivative positions in order to effectively "close" or offset a derivative already held as part of its fuel hedging portfolio, any subsequent changes in fair value of those positions are marked to market through the Consolidated Statement of Income. Likewise, any changes in fair value of those positions that were offset by entering into the sold positions and were de-designated as hedges are concurrently marked to market through the Consolidated Statement of Income. However, any changes in value related to hedges that were deferred as part of AOCI while designated as a hedge would remain until the originally forecasted transaction occurs. In a situation where it becomes probable that a fuel hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into the Consolidated Statement of Income.

During third quarter 2024, the routine statistical analysis performed by the Company to determine which commodities qualify for special hedge accounting treatment on a prospective basis indicated that WTI crude oil-based derivatives no longer qualified for hedge accounting. This change was primarily due to the fact that the correlation between WTI crude oil prices and jet fuel prices during recent periods had not been as strong as in the past, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, all WTI-based instruments were de-designated from their hedging relationships and the change in fair value of all of the Company's derivatives based in WTI was recorded to Other (gains) losses for third and fourth quarter 2024. All WTI crude oil based derivatives in the Company's portfolio have settled as of December 31, 2024. The change in fair value of the Company's WTI derivative contracts during the second half of 2024 was a decrease of $37 million, which resulted in a corresponding loss in the Consolidated Statement of Income. Any amounts previously recorded to AOCI remained there until the original forecasted transaction occurred in accordance with hedge accounting requirements.

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

Notes to Consolidated Financial Statements
All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$22	$86	$—	$—
Fuel derivative contracts (gross)	Other assets	108	137	—	—
Total derivatives designated as hedges		$130	$223	$—	$—
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

All of the Company's fuel derivative instruments are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for its fuel derivative instruments and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the Consolidated Balance Sheet. If the Company's fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding derivative instruments.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Consolidated Financial Statements

Offsetting of derivative assets
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2024					December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet		Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$22	$(4)	(b)	$18		$86	$(15)	$71
Fuel derivative contracts	Other assets	$108	$(18)		$90	(a)	$137	$(35)	$102	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2024					December 31, 2023
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$4	$(4)	(b)	$—		$15	$(15)	$—
Fuel derivative contracts	Other assets	$18	$(18)		$—	(a)	$35	$(35)	$—	(a)

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments and their location within the Consolidated Statement of Income for the years ended December 31, 2024 and 2023:

Location and amount recognized in income on cash flow hedging relationships
	Year ended December 31, 2024		Year ended December 31, 2023
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$72	$8	$(128)	$7

(Gain) loss on cash flow hedging relationships
Commodity contracts:
Amount of (gain) loss reclassified from AOCI into income	72	—	(128)	—
Other:
Amount of loss reclassified from AOCI into income	—	8	—	7

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) Loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2024	2023
Fuel derivative contracts	$99	$238
Other	—	(7)
Total	$99	$231

Derivatives not designated as hedges
	(Gain) Loss recognized in income on derivatives

	Year ended
	December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2024	2023
Fuel derivative contracts	$34	$(17)	Other (gains) losses, net

The Company also recorded expense (benefit) associated with premiums paid (received) for fuel derivative contracts that settled/expired during 2024, 2023 and 2022. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) losses, net. The following table presents the impact of premiums paid (received) for fuel derivative contracts and their location within the Consolidated Statement of Income during the period the contract settles:

Notes to Consolidated Financial Statements

	Premium expense (benefit) recognized in income on derivatives

	Year ended December 31,			Location of premium expense (benefit) recognized in income on derivatives

(in millions)	2024	2023	2022
Fuel derivative contracts designated as hedges	$148	$121	$105	Fuel and oil
Fuel derivative contracts not designated as hedges	$9	$—	$(28)	Other (gains) losses, net

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized loss from fuel hedges as of December 31, 2024, recorded in AOCI, were approximately $96 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to December 31, 2024.

Interest Rate Swaps

The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of December 31, 2024. During fourth quarter 2023, the Company terminated $150 million notional value of forward-starting interest rate swap agreements associated with the Company's forecasted issuance of debt. These swap agreements had been classified as cash flow hedges, and all fair market value changes were recorded to AOCI prior to their termination. The effect of this termination is that the value of the swaps originally recorded in AOCI, a gain of $23 million, will be amortized to Interest expense over the life of new debt instruments, which could be issued through 2027.

The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented.

Credit Risk and Collateral

Credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are an asset to the Company at the reporting date. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company has not experienced any significant credit loss as a result of counterparty nonperformance in the past. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of December 31, 2024, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit may be required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion.

The following table provides the fair values of fuel derivatives, amounts posted as collateral, and applicable collateral posting threshold amounts as of December 31, 2024, at which such postings are triggered:

Notes to Consolidated Financial Statements

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	I	Total
Fair value of fuel derivatives	$30	$17	$18	$10	$14	$11	$13	$13	$4	$130
Cash collateral held from CP	22	—	—	—	—	—	—	—	—	22
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A	(a)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)	(b) (d)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)	(b) (d)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
(a) The Company has the option to substitute letters of credit for 100 percent of cash collateral requirement.
(b) Thresholds may vary based on changes in credit ratings within investment grade.
(c) Cash collateral is provided at 100 percent of fair value of fuel derivative contracts.
(d) Cash collateral is not required based on the current credit rating.

Notes to Consolidated Financial Statements
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

As of December 31, 2024, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments (primarily treasury bills), fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Included in Equity securities are the Company's investments primarily associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant's distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses, net line, respectively, of the Consolidated Statement of Income.

Notes to Consolidated Financial Statements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024, and December 31, 2023:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,209	$7,209	$—	$—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,094	1,094	—	—
Certificates of deposit	122	—	122	—
Fuel derivatives:
Option contracts (b)	130	—	—	130
Equity securities	367	367	—	—
Total assets	$9,222	$8,670	$422	$130
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 10.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$9,032	$9,032	$—	$—
Commercial paper	135	—	135	—
Certificates of deposit	21	—	21	—
Time deposits	100	—	100	—
Short-term investments:
Treasury bills	1,983	1,983	—	—
Certificates of deposit	203	—	203	—
Fuel derivatives:
Option contracts (b)	223	—	—	223
Equity securities	280	280	—	—
Total assets	$11,977	$11,295	$459	$223
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 10.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 or 2023. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2024 and 2023:

Notes to Consolidated Financial Statements

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2023	$223
Total gains (losses) for the period
Included in earnings	(34)	(a)
Included in other comprehensive income	(130)
Purchases	123	(b)
Settlements	(52)
Balance as of December 31, 2024	$130
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2024	$131
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

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of December 31, 2024:

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	2025	24-34%	27%
			2026	22-29%	24%
			2027	22-24%	23%
(a) Implied volatility weighted by the notional amount (barrels of underlying commodity) that will settle in respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of December 31, 2024, are presented in the table below. The fair values of the Company’s publicly held long-term debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets;

Notes to Consolidated Financial Statements
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

(in millions)	Maturity date	Carrying value	Estimated fair value	Fair value level hierarchy
1.25% Convertible Notes	2025	$1,611	$1,664	Level 2
3.00% Notes	2026	300	290	Level 2
7.375% Debentures	2027	107	112	Level 2
3.45% Notes	2027	300	289	Level 2
5.125% Notes	2027	1,727	1,736	Level 2
2.625% Notes	2030	500	444	Level 2
1.000% Payroll Support Program Loan (a)	2030	976	991	Level 3
1.000% Payroll Support Program Loan (a)	2031	566	553	Level 3
1.000% Payroll Support Program Loan (a)	2031	526	508	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans. The fifth anniversary for the first tranche occurs in April 2025.

Notes to Consolidated Financial Statements
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2024 and 2023:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$305	$170	$(32)	$(99)	$344
Changes in fair value	(312)	(11)	10	73	(240)
Reclassification to earnings	(128)	(10)	7	27	(104)
Balance at December 31, 2023	$(135)	$149	$(15)	$1	$—
Changes in fair value	(130)	25	—	25	(80)
Reclassification to earnings	72	(7)	8	(18)	55
Balance at December 31, 2024	$(193)	$167	$(7)	$8	$(25)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2024:

Year ended December 31, 2024

(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Income
AOCI components
Unrealized loss on fuel derivative instruments	$72	Fuel and oil expense
	17	Less: Tax expense
	$55	Net of tax
Unrealized (gain) on defined benefit plan	$(7)	Other (gains) losses, net
	(2)	Less: Tax expense
	$(5)	Net of tax
Other	8	Other operating expenses
	3	Less: Tax expense
	$5	Net of tax

Total reclassifications for the period	$55	Net of tax

13. EMPLOYEE RETIREMENT PLANS
Defined Contribution Plans

The Company has defined contribution plans covering substantially all Employees. Contributions to these plans are primarily based on Employee elective deferrals as well as their eligible compensation and Company performance. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code of 1986, as amended. The Southwest Airlines Pilots Retirement Saving Plan has non-elective Company contributions. Before May 31, 2024, the Southwest Airlines Co. 401(k) Plan (the "401(k) Plan") included Company matching contributions and the Southwest Airlines Co. ProfitSharing Plan (the "ProfitSharing Plan") was a defined contribution plan under which the Company contributed a percentage of its annual net profits annually, as defined. Employee contributions to the ProfitSharing Plan were not permitted. Effective May 31, 2024, the Profitsharing

Notes to Consolidated Financial Statements
Plan's net assets were transferred and merged into the 401(k) Plan, which was subsequently renamed the Southwest Airlines Co. Retirement Savings Plan (the "Retirement Savings Plan"). As of the time of the merger, participants can now elect to invest in the Southwest Airlines Company Stock Fund for future investment contributions - including deferrals, matching contributions, or profitsharing contributions, within specified limits. The Retirement Savings Plan also has non-elective contributions for certain eligible workgroups that have negotiated such items as part of ratified collective bargaining contracts.

Amounts associated with the Company's defined contribution plans expensed in 2024, 2023, and 2022, reflected as a component of Salaries, wages, and benefits, were $843 million, $941 million, and $793 million, respectively.

Defined Benefit Plan

In 2024, the Company began offering a market based cash balance defined benefit plan covering eligible Pilots. The Company's funding obligation for the qualified plan is governed by the Employee Retirement Income Security Act of 1974 (ERISA) and any applicable regulations. The plan provides pay credits equal to 1 percent of eligible wages for qualifying participants, which are invested in a designated portfolio with a conservative allocation of 40 percent equity and 60 percent fixed income assets. Participants’ hypothetical account balances reflect market-based interest credits, calculated monthly based on the actual returns (positive or negative) of the designated portfolio. Participants' benefits consist of the sum of the pay credits and the market-based returns (or losses) accrued on the invested contributions. Any accrued amounts exceeding IRS-defined limits are paid in cash to eligible participants. As a defined benefit plan, participants are guaranteed a distribution equivalent to no less than the sum of the original pay credits to be distributed in the form of a single life annuity, if unmarried, or 50 percent joint and survivor, if married.

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

The following table shows the change in the accumulated market based cash balance plan and postretirement benefit obligations for the years ended December 31, 2024 and 2023:

	Market Based Cash Balance Plan		Postretirement Benefits

	December 31,		December 31,
(in millions)	2024	2023	2024	2023
Accumulated Benefit Obligation at beginning of period	$—	$—	$269	$241
Service cost	31	—	16	14
Interest cost	—	—	14	12
Benefits paid	—	—	(18)	(9)
Actuarial (gain) loss	(1)	—	(35)	11
Plan Amendments	—	—	11	—
Accumulated Benefit Obligation at end of period	$30	$—	$257	$269

Fair value of plan assets at beginning of period	—	—	—	—
Actual gain/(loss) on plan assets	—	—	—	—
Employer contributions	31	—	20	9
Benefits paid	$—	$—	$(20)	$(9)
Fair value of plan assets at end of period	$31	$—	$—	$—

Notes to Consolidated Financial Statements
During 2024, the Company recorded $36 million in combined actuarial gains as a decrease to the market based cash balance and postretirement benefit plans with an offset to AOCI. These 2024 actuarial gains are reflected above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial gains was an increase in the discount rate used.

Benefits earned under the market based cash balance plan are expected to be paid from funded benefit plan assets, while the postretirement benefits are funded from current assets. The following table shows the estimated future benefit payments expected to be paid:

	Market Based Cash Balance Plan	Postretirement Benefits	Total
(in millions)
2025	$1	$16	$17
2026	3	17	20
2027	7	18	25
2028	12	20	32
2029	18	21	39
Next 5 yrs thereafter	147	126	273

The following table reconciles the combined funded status of the market based cash balance and postretirement benefit plans to the accrued benefit plan cost recognized in Other noncurrent liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2024 and 2023.

(in millions)	2024	2023
Funded status	$(256)	$(269)
Unrecognized net actuarial gain	(179)	(151)
Unrecognized prior service cost	13	2
Accumulated other comprehensive income	165	149
Consolidated Balance Sheet liability	$(257)	$(269)

The consolidated periodic benefit cost for the years ended December 31, 2024, 2023, and 2022, included the following:

	Market Based Cash Balance Plan	Postretirement Benefits
(in millions)	2024	2024	2023	2022
Service cost	$11	$16	$14	$19
Interest cost	—	14	12	9
Amortization of net gain	—	(7)	(10)	(2)
Net periodic benefit cost	$11	$23	$16	$26

Service cost is recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income. Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s market based cash balance and postretirement plans at December 31, 2024, 2023, and 2022:

Notes to Consolidated Financial Statements

	Market Based Cash Balance Plan	Postretirement Benefits
	2024	2024	2023	2022
Weighted-average discount rate	5.25%	5.65%	5.20%	5.60%
Assumed healthcare cost trend rate (a)	n/a	8.15%	6.25%	6.50%
Weighted average expected long-term rate of return	5.25%	n/a	n/a	n/a

(a)The assumed healthcare cost trend rate is expected to be 8.15% for 2025, then decline gradually to 4.5% by 2034 and remain level thereafter.

The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated benefit obligations to a yield curve created using high quality bonds that closely match those expected future cash flows.

This rate for postretirement benefits increased during 2024 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s benefits paid and expectations of how those trends may or may not change in future years.

The expected long-term rate of return on plan assets is based on historical market and volatility data and expected market conditions, reflecting a target asset allocation of 40 percent equities and 60 percent fixed income. The Company reviews the rate of return on plan assets assumption annually. The annual investment performance for one particular year does not, by itself, significantly influence the Company's evaluation.

Notes to Consolidated Financial Statements
14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows:

(in millions)	2024	2023
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,351	$3,595
Prepaid insurance	282	258
Operating lease right-of-use assets	314	276
Other	99	91
Total deferred tax liabilities	4,046	4,220
DEFERRED TAX ASSETS:
Accrued employee benefits	337	757
Loyalty program and flight credit liability	604	599
Operating lease liabilities	319	279
Net operating losses and tax credits (a)	352	309
Other	267	232
Total deferred tax assets	1,879	2,176
Net deferred tax liability	$2,167	$2,044
(a) As of December 31, 2024 and 2023, the Company had approximately $56 million and $36 million, respectively, of state net operating loss carryforwards (tax effected) to reduce future state taxable income. These state net operating loss carryforwards will expire in years 2025 through 2046 if unused. As of December 31, 2024 and 2023, the Company had $253 million and $268 million, respectively, of federal net operating loss carryforwards (tax effected) that may be carried forward indefinitely.

The provision (benefit) for income taxes is composed of the following:

(in millions)	2024	2023	2022
CURRENT:
Federal	$—	$(10)	$(36)
State	1	19	(3)
Total current	1	9	(39)
DEFERRED:
Federal	108	140	208
State	24	19	20
Total deferred	132	159	228
Income tax provision (benefit)	$133	$168	$189

Notes to Consolidated Financial Statements
The effective tax rate on Income (loss) before income taxes differed from the federal income tax statutory rate for the following reasons:

(in millions)	2024	2023	2022
Tax at statutory U.S. tax rates	$126	$133	$153
State income taxes, net of federal benefit	20	30	12
Nondeductible per diem	9	8	1
Convertible debt repurchases	—	—	31
DOT settlement	(3)	22	—
Federal tax credits	(33)	(19)	(13)
Other, net	14	(6)	5
Total income tax provision (benefit)	$133	$168	$189

The only periods subject to examination for the Company’s federal tax return are tax years 2020-2024. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

15. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2024	December 31, 2023
Trade receivables	$47	$104
Credit card receivables	143	200
Business partners and other suppliers	573	501
Taxes receivable	11	35
Fuel hedging and receivables	1	12
Reinsurance receivable	168	145
Other	167	157
Accounts and other receivables	$1,110	$1,154

(in millions)	December 31, 2024	December 31, 2023
Derivative contracts	$90	$102
Intangible assets, net	300	296
Equity securities	367	280
Prepaid maintenance	263	258
Other	61	28
Other assets	$1,081	$964

(in millions)	December 31, 2024	December 31, 2023
Accounts payable trade	$339	$265
Salaries, withholdings and payroll taxes	536	400
Ticket taxes and fees	318	302
Aircraft maintenance payable	33	140
Fuel payable	86	161
Dividends payable	107	107
Third party services	176	269
Other payable	223	218
Accounts payable	$1,818	$1,862

Notes to Consolidated Financial Statements

(in millions)	December 31, 2024	December 31, 2023
Voluntary Separation Program	$48	$65
Profitsharing and savings plans	151	141
Vacation pay	657	516
Health	192	163
Workers compensation	178	133
Property and income taxes	53	63
Interest	23	34
Bonus and incentive pay (a)	208	2,022
Reinsurance payable	249	190
Aircraft maintenance	92	26
Other	355	253
Accrued liabilities	$2,206	$3,606

(in millions)	December 31, 2024	December 31, 2023
Voluntary Separation Program	$20	$61
Postretirement obligation	256	269
Other deferred compensation	412	358
Other	221	293
Other noncurrent liabilities	$909	$981
(a) Balance as of December 31, 2023 primarily consists of contract labor ratification bonuses and/or accruals. Also includes non-contract incentive pay. Approximately $1.9 billion was paid in the year ended December 31, 2024 to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively.

For further information on fuel derivative and interest rate derivative contracts, see Note 10.

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, and other operating costs, none of which individually exceed 10 percent of Total operating expenses.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Notes to Consolidated Financial Statements

Valuation of fuel derivative instruments
Description of the Matter
As described in Notes 1, 10, and 11 to the consolidated financial statements, the Company’s fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange and require the Company to estimate their fair values. The fair value of fuel option contracts is determined using option pricing models with inputs such as commodity prices, strike prices, risk-free interest rates, term to expiration and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3 fair value measures. The Company analyzes volatility information for reasonableness and compares it to similar information received from external sources and limited observable market data. The fair value of the option contracts considers both the intrinsic value and any remaining time value associated with the derivatives that have not settled.

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
February 7, 2025

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control Over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Southwest Airlines Co. as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 7, 2025 expressed an unqualified opinion thereon.

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
February 7, 2025

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	5,887,354	(1)	$—	(2)	28,207,832	(3)
Equity Compensation Plans not Approved by Security Holders	—		$—		—
Total	5,887,354		$—	(2)	28,207,832

(1)Restricted share units settleable in shares of the Company’s common stock.
(2)Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.
(3) Of these shares, (i) 14,227,136 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 13,980,696 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,085,958 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The Company's independent registered public accounting firm is Ernst & Young LLP, Dallas, TX, Auditor Firm ID: 42.

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.6	Description of Common Stock.

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

10.2(a)	Amendment No. 1 to the Letter Agreement between Southwest Airlines Co. and Gary C. Kelly, effective as of October 31, 2024. (2)

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

10.5	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 20, 2024 (File No. 1-7259)). (2)

10.6	Southwest Airlines Co. Excess Benefit Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-7259)). (2)

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

10.18
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company; Supplemental Agreement No. 1; Supplemental Agreement No. 2; Supplemental Agreement No. 3; Supplemental Agreement No. 4; Supplemental Agreement No. 5; Supplemental Agreement No. 6; Supplemental Agreement No. 7; Supplemental Letter Agreement No. 6-1162-KLK-0059R3; Supplemental Agreement No. 8; Supplemental Agreement No. 9; Supplemental Agreement No. 10; and Supplemental Letter Agreement No. 03729-LA-1808800 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 11 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-MISC-2001512 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CJM-039 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Agreement No. 12 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CAF-0390R2 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 13 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 14 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 15 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 16 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 17 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 18 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 19 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-7259)); Supplemental Agreement No. 20 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)); Supplemental Agreement No. 21 (incorporated by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)); Supplemental Agreement No. 22 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 1-7259)). (1)

10.18(a)	Supplemental Agreement No. 23 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.19	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

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

10.27
Payroll Support Program 3 Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 23, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)).

10.28
Promissory Note, from Southwest Airlines Co. to the United States Department of the Treasury, dated April 23, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)).

10.29
Form of Restricted Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-7259)). (2)

10.30
Form of Career Investment Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)). (2)

10.31
Cooperation Agreement, by and among the Company and Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and The Liverpool Limited Partnership, dated as of October 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 24, 2024 (File No. 1-7259)).

19.1	Insider Trading Policy and Blackout Procedures.

19.2	Company Transaction Policy.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (3)

97.1
Southwest Airlines Co. Clawback Policy, effective as of November 16, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)).

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

SOUTHWEST AIRLINES CO.

February 7, 2025	By	/s/ Tammy Romo

Tammy Romo
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
her capacity as Principal Financial
& Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 7, 2025, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ ROBERT E. JORDAN	President, Chief Executive Officer, & Vice Chairman of the Board of Directors (Principal Executive Officer)
Robert E. Jordan

/s/ TAMMY ROMO	Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Tammy Romo

/s/ RAKESH GANGWAL	Chair of the Board
Rakesh Gangwal

/s/ LISA M. ATHERTON	Director
Lisa M. Atherton

/s/ PIERRE R. BREBER	Director
Pierre R. Breber

/s/ DOUGLAS H. BROOKS	Director
Douglas H. Brooks

/s/ EDUARDO F. CONRADO	Director
Eduardo F. Conrado

/s/ C. DAVID CUSH	Director
C. David Cush

/s/ SARAH FEINBERG	Director
Sarah Feinberg

/s/ ROBERT L. FORNARO	Director
Robert L. Fornaro

/s/ DAVID J. GRISSEN	Director
David J. Grissen

/s/ DAVID P. HESS	Director
David P. Hess

/s/ ELAINE MENDOZA	Director
Elaine Mendoza

/s/ CHRISTOPHER P. REYNOLDS	Director
Christopher P. Reynolds

/s/ GREGG A. SARETSKY	Director
Gregg A. Saretsky

/s/ PATRICIA A. WATSON	Director
Patricia A. Watson