Form 10-Q
period 2025-03-31
SOUTHWEST AIRLINES CO
filed 2025-04-25
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on April 23, 2025: 569,865,799

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024
Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2025 and 2024
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2025 and 2024
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 and 2024
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,134	$7,509
Short-term investments	118	1,216
Accounts and other receivables	1,078	1,110
Inventories of parts and supplies, at cost	786	800
Prepaid expenses and other current assets	618	639
Total current assets	10,734	11,274

Property and equipment, at cost:
Flight equipment	25,345	25,202
Ground property and equipment	8,474	8,244
Deposits on flight equipment purchase contracts	344	413
Assets constructed for others	88	88
	34,251	33,947
Less allowance for depreciation and amortization	15,094	14,891
	19,157	19,056
Goodwill	970	970
Operating lease right-of-use assets	1,303	1,369
Other assets	1,048	1,081
	$33,212	$33,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,925	$1,818
Accrued liabilities	1,978	2,206
Current operating lease liabilities	331	328
Air traffic liability	7,059	6,294
Current maturities of long-term debt	2,608	1,630
Total current liabilities	13,901	12,276

Long-term debt less current maturities	4,086	5,069
Air traffic liability - noncurrent	1,843	1,948
Deferred income taxes	2,124	2,167
Noncurrent operating lease liabilities	970	1,031
Other noncurrent liabilities	923	909
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,210	4,199
Retained earnings	16,080	16,332
Accumulated other comprehensive loss	(24)	(25)
Treasury stock, at cost	(11,789)	(11,044)
Total stockholders' equity	9,365	10,350
	$33,212	$33,750

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Loss
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
OPERATING REVENUES:
Passenger	$5,811	$5,712
Freight	41	42
Other	576	575
Total operating revenues	6,428	6,329

OPERATING EXPENSES:
Salaries, wages, and benefits	3,102	2,940
Fuel and oil	1,249	1,531
Maintenance materials and repairs	292	361
Landing fees and airport rentals	522	464
Depreciation and amortization	396	408
Other operating expenses	1,090	1,018
Total operating expenses	6,651	6,722

OPERATING LOSS	(223)	(393)

NON-OPERATING EXPENSES (INCOME):
Interest expense	46	65
Capitalized interest	(11)	(7)
Interest income	(84)	(141)
Other (gains) losses, net	18	(12)
Total non-operating income	(31)	(95)

LOSS BEFORE INCOME TAXES	(192)	(298)
BENEFIT FOR INCOME TAXES	(43)	(67)

NET LOSS	$(149)	$(231)

NET LOSS PER SHARE, BASIC	$(0.26)	$(0.39)

NET LOSS PER SHARE, DILUTED	$(0.26)	$(0.39)

COMPREHENSIVE LOSS	$(148)	$(212)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	584	597
Diluted	584	597
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(758)	(a)	(758)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	13		3
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(103)	—	—		(103)
Comprehensive income (loss)	—	—	(149)	1	—		(148)
Balance at March 31, 2025	$888	$4,210	$16,080	$(24)	$(11,789)		$9,365
(a) Includes excise tax incurred on share repurchases, net of issuances.

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515
Issuance of common and treasury stock pursuant to Employee stock plans	—	(25)	—	—	15	(10)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(231)	19	—	(212)
Balance at March 31, 2024	$888	$4,138	$15,959	$19	$(10,808)	$10,196
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149)	$(231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	396	408
Unrealized/realized loss on fuel derivative instruments	—	1
Deferred income taxes	(43)	(68)
Gain on sale-leaseback transactions	(3)	—
Changes in certain assets and liabilities:
Accounts and other receivables	57	(308)
Other assets	145	(14)
Accounts payable and accrued liabilities	(126)	(897)
Air traffic liability	660	1,115
Other liabilities	(63)	(71)
Cash collateral provided to derivative counterparties	(22)	—
Other, net	8	(39)
Net cash provided by (used in) operating activities	860	(104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(501)	(583)
Assets constructed for others	—	(9)
Proceeds from sale-leaseback transactions	24	—
Purchases of short-term investments	(51)	(1,678)
Proceeds from sales of short-term and other investments	1,154	1,720
Other, net	(3)	(35)
Net cash provided by (used in) investing activities	623	(585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee stock plans	17	15
Repurchase of common stock	(750)	—
Payments of long-term debt and finance lease obligations	(5)	(8)
Payments of cash dividends	(107)	(215)
Other, net	(13)	(24)
Net cash used in financing activities	(858)	(232)

NET CHANGE IN CASH AND CASH EQUIVALENTS	625	(921)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,509	9,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,134	$8,367

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$11	$18
Income taxes	$1	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$14	$16
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Loss
5. Revenue
6. Net Loss Per Share
7. Fair Value Measurements
8. Supplemental Financial Information
9. Commitments and Contingencies
10. Financing Activities
11. Restructuring

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2025 and 2024 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. For example, absent other factors, travel demand is generally higher during the summer period, or the Company’s second and third fiscal quarters. However, air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, the nature of the Company's fuel hedging program, and the periodic volatility of commodities used by the Company for hedging jet fuel, have created, and may continue to create, significant volatility in the Company's financial results. See Note 3 for further information on fuel and the Company's fuel hedging program. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2025. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Segments and Related Disclosures

The Company's chief operating decision maker, the Company's President, Chief Executive Officer, & Vice Chairman of the Board of Directors, assesses performance for the Company's single reportable segment and decides how to allocate resources based on its Net income or loss (see the unaudited Condensed Consolidated Statement of Comprehensive Loss).

For single reportable segment-level financial information, total assets, revenues from external customers, depreciation and amortization expense, interest income and interest expense, provision for income taxes, other non-operating expenses, and significant non-cash transactions, see Item 1. Financial Statements.

2.    NEW ACCOUNTING PRONOUNCEMENTS

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

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases transparency and decision usefulness of income tax disclosures for investors by requiring information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard is effective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company has evaluated this new standard and does not expect it to have a significant impact on its financial statement disclosures. The Company will include all required disclosures within its Form 10-K for the year ended December 31, 2025, utilizing the retrospective application as permitted in the standard.

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel typically represents one of the largest operating expenses for airlines. The Company has historically aimed to reduce volatility in operating expenses through its fuel hedging program. Based on higher fuel hedging premium costs over time and other factors, the Company has discontinued its fuel hedging program and has no plans to add additional derivatives to its portfolio, which currently extends through 2027.

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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company evaluates its hedge volumes strictly from an "economic" standpoint and, thus, does not consider whether the hedges have qualified or will qualify for hedge accounting. The Company defines its "economic" hedge as the net volume of fuel derivative contracts held, including the impact of positions that have been offset through sold positions, regardless of whether those contracts qualify for hedge accounting. The level at which the Company is economically hedged for a particular period is also dependent on current market prices for that period, as well as the types of derivative instruments held and the strike prices of those instruments. For example, the Company has entered into "out-of-the-money" option contracts (including "catastrophic" protection, which the Company defines as prices significantly higher than historical average levels), which may not generate intrinsic gains at settlement if market prices do not rise above the option strike price. Therefore, even though the Company may have an economic hedge in place for a particular period, that hedge may not produce any hedging gains at settlement and may even produce hedging losses depending on market prices, the types of instruments held, and the strike prices of those instruments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2025, the Company had fuel derivative contracts in place through 2027. The Company is providing the following information about the Company’s volume of fuel hedged on an economic basis:

	Maximum fuel hedged as of
	March 31, 2025	Derivative underlying commodity type as of
Period (by year)	(gallons in millions) (a)	March 31, 2025
Remainder of 2025	775	Brent crude oil
2026	945	Brent crude oil
2027	277	Brent crude oil
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

In some situations, an entire commodity type used in hedging may cease to qualify for special hedge accounting treatment. As an example, in certain prior periods, the Company's routine statistical analysis performed to determine which commodities qualified for special hedge accounting treatment on a prospective basis indicated that West Texas Intermediate ("WTI") crude oil-based derivatives no longer qualified for hedge accounting, and therefore the Company could no longer demonstrate that derivatives based on WTI crude oil prices would result in effective hedges on a prospective basis. As such, all WTI-based instruments were de-designated from their hedging relationships, and the changes in fair value of all of the Company's derivatives based in WTI were recorded directly to Other (gains) losses on a prospective basis. The Company's routine statistical analysis performed for the three months ended March 31, 2025, indicated that all commodities currently being utilized by the Company qualify for hedge accounting.

All cash flows associated with purchasing and selling fuel derivatives are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Asset derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	3/31/2025	12/31/2024
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$21	$22
Fuel derivative contracts (gross)	Other assets	71	108
Total derivatives designated as hedges		$92	$130
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

In addition, the Company had the following amounts associated with fuel derivative instruments and hedging activities in its unaudited Condensed Consolidated Balance Sheet:

	Balance Sheet	March 31,	December 31,
(in millions)	location	2025	2024
Cash collateral deposits held from counterparties for fuel contracts - current	Offset against Prepaid expenses and other current assets	$—	$4
Cash collateral deposits held from counterparties for fuel contracts - noncurrent	Offset against Other assets	—	18
Receivable from third parties for fuel contracts	Accounts and other receivables	—	1

All of the Company's fuel derivative instruments are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company has determined are subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company pays or receives cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company nets such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company has elected to utilize netting for its fuel derivative instruments and also classifies such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet. If the Company's fuel derivative instruments are in a net asset position with a counterparty, cash collateral amounts held are first netted against current outstanding derivative asset amounts associated with that counterparty until that balance is zero, and then any remainder is applied against the fair value of noncurrent outstanding fuel derivative instruments.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2025				December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet		Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$21	$—	$21		$22	$(4)	$18
Fuel derivative contracts	Other assets	$71	$—	$71	(a)	$108	$(18)	$90	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)		(i)	(ii)	(iii) = (i) + (ii)
		March 31, 2025				December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet		Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—		$4	$(4)	$—
Fuel derivative contracts	Other assets	$—	$—	$—	(a)	$18	$(18)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

The following tables present the impact of derivative instruments and their location within the unaudited Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2025 and 2024:

Location and amount recognized in income on cash flow hedging relationships
	Three months ended March 31, 2025		Three months ended March 31, 2024
(in millions)	Fuel and oil	Other operating expenses	Fuel and oil	Other operating expenses
Total	$38	$1	$22	$2

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	38	—	22	—
Other:
Amount of loss reclassified from AOCI into income	—	1	—	2

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2025	2024
Fuel derivative contracts	$29	$(1)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	March 31,
(in millions)	2025	2024
Fuel derivative contracts	$—	$1	Other (gains) losses, net

The Company also recorded expense associated with premiums paid for fuel derivative contracts that settled/expired during the three months ended March 31, 2025 and 2024. Gains and/or losses associated with fuel derivatives that qualify for hedge accounting are ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that do not qualify for hedge accounting are recorded to Other (gains) losses, net. The following table presents the impact of premiums paid for fuel derivative contracts and their location within the unaudited Condensed Consolidated Statement of Comprehensive Loss during the period the contract settles:

	Premium expense recognized in income on derivatives

	Three months ended		Location of premium expense recognized in income on derivatives
	March 31,
(in millions)	2025	2024
Fuel derivative contracts designated as hedges	$37	$39	Fuel and oil

The fair values of the derivative instruments, depending on the type of instrument, were determined by the use of present value methods or option value models with assumptions about commodity prices based on those observed in underlying markets or provided by third parties. Included in the Company’s cumulative unrealized losses from fuel hedges as of March 31, 2025, recorded in AOCI, were approximately $95 million in unrealized losses, net of taxes, which are expected to be realized in earnings during the twelve months subsequent to March 31, 2025.

Interest Rate Swaps
The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of March 31, 2025, or as of December 31, 2024. The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented.

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

the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. As of March 31, 2025, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit may be required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. In certain cases, the Company has the ability to substitute among these different forms of collateral at its discretion. As of March 31, 2025, the Company had no cash collateral provided to or held from derivative counterparties.

The following table provides the fair values of fuel derivatives and applicable collateral posting threshold amounts as of March 31, 2025, at which such postings are triggered:

Counterparty (CP)
(in millions)	A	B	C	D	E	F	G	H	I	Total
Fair value of fuel derivatives	$22	$12	$13	$7	$9	$8	$8	$10	$3	$92
Option to substitute LC for cash	N/A	N/A	(a)	(a)	(a)	N/A	(a)	N/A	(a)
If credit rating is investment grade, fair value of fuel derivative level at which:
Cash is provided to CP	>(100)	>(50)	>(75)	>(125)	>(40)	>(65)	>(100)	>(100)	(b) (d)
Cash is received from CP	>0(b)	>150(b)	>250(b)	>125(b)	>100(b)	>70(b)	>100(b)	>100(b)	(b) (d)
If credit rating is non-investment grade, fair value of fuel derivative level at which:
Cash is received from CP	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)	(c)
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

4.    COMPREHENSIVE LOSS

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The differences between Net loss and Comprehensive loss for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
(in millions)	2025	2024
NET LOSS	$(149)	$(231)
Unrealized gain on fuel derivative instruments, net of deferred taxes of $— and $6	—	17
Other, net of deferred taxes of $— and $—	1	2
Total other comprehensive income	$1	$19
COMPREHENSIVE LOSS	$(148)	$(212)

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2025:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(193)	$167	$(7)	$8	$(25)
Changes in fair value	(38)	—	—	9	(29)
Reclassification to earnings	38	—	1	(9)	30
Balance at March 31, 2025	$(193)	$167	$(6)	$8	$(24)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2025:

Three months ended March 31, 2025
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Loss
AOCI components
Unrealized loss on fuel derivative instruments	$38	Fuel and oil expense
	9	Less: Tax expense
	$29	Net of tax
Other	$1	Other operating expenses
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$30	Net of tax

5.    REVENUE

Passenger Revenues

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in millions)	2025	2024
Passenger non-loyalty	$4,766	$4,680
Passenger loyalty - air transportation	800	799
Passenger ancillary sold separately	245	233
Total passenger revenues	$5,811	$5,712

As of March 31, 2025, and December 31, 2024, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2025	December 31, 2024
Air traffic liability - passenger travel and ancillary passenger services	$4,061	$3,393
Air traffic liability - loyalty program	4,841	4,849
Total Air traffic liability	$8,902	$8,242

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
(in millions)	2025	2024
Air traffic liability - loyalty program - beginning balance	$4,849	$4,916
Amounts deferred associated with points awarded	817	893
Revenue recognized from points redeemed - Passenger	(800)	(799)
Revenue recognized from points redeemed - Other	(25)	(23)
Air traffic liability - loyalty program - ending balance	$4,841	$4,987

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2025 and 2024 were as follows:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Air traffic liability - beginning balance	$8,242	$8,279
Current period sales (a)	6,471	6,850
Revenue from amounts included in contract liability opening balances	(2,608)	(2,557)
Revenue from current period sales	(3,203)	(3,178)
Air traffic liability - ending balance	$8,902	$9,394
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

Under the Company's current policy, flight credits never expire. However, as the Company believes that a portion of Customer flight credits issued will not be redeemed, it estimates and records breakage associated with such amounts. Customer flight credits represent approximately 7 percent and 8 percent of the total Air traffic liability balance as of March 31, 2025, and December 31, 2024, respectively. On March 11, 2025, the Company announced a change to its flight credit policy. Flight credits issued for reservations booked and ticketed or changed on or after May 28, 2025, will have a specified expiration date.

The Company recognizes revenue related to the marketing, advertising, and other travel-related benefits of the cash receipts associated with various loyalty partner agreements including, but not limited to, its co-branded credit card agreement with Chase Bank USA, N.A. (“Chase”). For the three months ended March 31, 2025 and 2024, the Company recognized $569 million and $542 million of such revenue, respectively, the majority of which is within Other operating revenues.

Through the co-branded credit card agreement with Chase, the Company sells loyalty points, certain marketing benefits, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, and the use of the Company’s resource team, and other airline benefits. The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. In first quarter 2025, the Company and Chase executed an amendment to the co-branded credit card agreement that extended the term of the agreement and added enhanced airline benefits for Cardmembers associated with the Company's planned assigned and premium seating initiative. The Company estimated the selling prices and volumes over the term of the amended agreement in order to determine the allocation of proceeds to each of the three performance obligations identified in the agreement, which have been characterized as a transportation component, a marketing component, and an airline benefits component. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase, and the airline benefits are recognized as Passenger revenue when they are provided.

6.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share amounts). Basic net loss per share is calculated by dividing net loss by the weighted average of shares outstanding during the period.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended March 31,
	2025	2024
NUMERATOR:
Net loss attributable to common stockholders	$(149)	$(231)

DENOMINATOR:
Weighted-average shares outstanding, basic and diluted	584	597

NET LOSS PER SHARE:
Basic	$(0.26)	$(0.39)
Diluted	$(0.26)	$(0.39)

Antidilutive amounts excluded from calculations:
Convertible debt	44	43
Restricted stock units	3	3
Stock warrants	—	2

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

As of March 31, 2025, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments, fuel derivative contracts, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

Included in Equity securities are the Company’s investments primarily associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses, net line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Loss.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025, and December 31, 2024:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,789	$7,789	$—	$—
Commercial paper	45	—	45	—
Time deposits	300	—	300	—
Short-term investments:
Certificates of deposit	118	—	118	—
Fuel derivatives:
Option contracts (b)	92	—	—	92
Equity Securities	352	352	—	—
Total assets	$8,696	$8,141	$463	$92
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,209	$7,209	$—	$—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,094	1,094	—	—
Certificates of deposit	122	—	122	—
Fuel derivatives:
Option contracts (b)	130	—	—	130
Equity Securities	367	367	—	—
Total assets	$9,222	$8,670	$422	$130
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2025, or the year ended December 31, 2024. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2024	$130
Total loss for the period
Included in other comprehensive loss	(38)
Balance as of March 31, 2025	$92
The amount of total losses for the period included in other comprehensive loss attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2025	$36

The significant unobservable input used in the fair value measurement of the Company’s derivative option contracts is implied volatility. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts.

The following table presents a range and weighted average of the unobservable inputs utilized in the fair value measurements of the Company’s fuel derivatives classified as Level 3 as of March 31, 2025:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Quantitative information about Level 3 fair value measurements
	Valuation technique	Unobservable input	Period (by year)	Range	Weighted Average (a)
Fuel derivatives	Option model	Implied volatility	Second quarter 2025	17-32%	28%
			Third quarter 2025	24-30%	28%
			Fourth quarter 2025	24-27%	26%
			2026	22-31%	24%
			2027	21-25%	23%
(a) Implied volatility weighted by the notional amount (barrels of underlying commodity) that will settle in each respective period.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of March 31, 2025, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Maturity Date	Carrying value	Estimated fair value	Fair value level hierarchy
1.25% Convertible Notes (a)	2025	1,611	1,606	Level 2
3.00% Notes	2026	300	292	Level 2
7.375% Debentures	2027	106	111	Level 2
3.45% Notes	2027	300	291	Level 2
5.125% Notes	2027	1,727	1,741	Level 2
2.625% Notes	2030	500	449	Level 2
1.000% Payroll Support Program Loan (b)	2030	976	994	Level 3
1.000% Payroll Support Program Loan (b)	2031	566	554	Level 3
1.000% Payroll Support Program Loan (b)	2031	526	509	Level 3
(a) The maturity date for the convertible notes occurs in May 2025.
(b) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans. The fifth anniversary for the first tranche would have occurred on April 20, 2025; however, the Company prepaid this tranche in full on April 17, 2025. See Note 10 for further information.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2025	December 31, 2024
Trade receivables	$47	$47
Credit card receivables	192	143
Business partners and other suppliers	622	573
Taxes receivable	11	11
Fuel hedging and receivables	—	1
Reinsurance receivable	145	168
Other	61	167
Accounts and other receivables	$1,078	$1,110

(in millions)	March 31, 2025	December 31, 2024
Derivative contracts	$71	$90
Intangible assets, net	299	300
Equity securities	352	367
Prepaid maintenance	262	263
Other	64	61
Other assets	$1,048	$1,081

(in millions)	March 31, 2025	December 31, 2024
Accounts payable trade	$396	$339
Salaries, withholdings and payroll taxes	498	536
Ticket taxes and fees	438	318
Aircraft maintenance payable	47	33
Fuel payable	84	86
Dividends payable	103	107
Third party services	141	176
Other payable	218	223
Accounts payable	$1,925	$1,818

(in millions)	March 31, 2025	December 31, 2024
Voluntary Separation Program and severance pay	$68	$48
Profit-sharing and savings plans	38	151
Vacation pay	670	657
Health	188	192
Workers compensation	185	178
Property and income taxes	70	53
Interest	44	23
Bonus pay	77	208
Reinsurance payable	205	249
Aircraft maintenance	109	92
Other	324	355
Accrued liabilities	$1,978	$2,206

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	March 31, 2025	December 31, 2024
Postretirement obligation	$259	$256
Other deferred compensation	403	412
Other	261	241
Other noncurrent liabilities	$923	$909

For further information on derivative instruments, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and certain technology-related costs, among other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft, which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received 11 -8 aircraft deliveries from Boeing in first quarter 2025 and retired 12 737-700 ("-700") aircraft and two 737-800 ("-800") aircraft. In addition, during first quarter 2025, the Company exercised nine -7 options for delivery in 2026.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, as a result of manufacturing challenges, delays in achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer, and a work stoppage that took place during September through November 2024. As a result of Boeing's delivery delays, the Company has previously replanned its capacity and delivery expectations multiple times and will continue to closely monitor the ongoing aircraft delivery delays with Boeing and further adjust expectations as needed.

As of March 31, 2025, the Company had the following firm orders and options for future periods:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2025	70		66		—	136	(c)
2026	73		—		13	86
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	305	(a)	196	(b)	171	672
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

(c) Includes 11 -8 deliveries received year-to-date through March 31, 2025. In addition, the Company has included the remaining 63 of its 2024 contractual but undelivered aircraft (27 -7s and 36 -8s) within its 2025 contractual commitments. The 2025 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	36	63
2025 Contractual Deliveries	43	30	73
2025 Combined Contractual Total	70	66	136

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of March 31, 2025, were:

(in billions)	2025		2026	2027	2028	2029	2030 and thereafter	Total
Payments for capital commitments	$3.2	(a)	$2.2	$2.5	$2.8	$2.5	$2.8	$16.0
(a) Capital commitments associated with the Company's firm orders in 2025 of $3.2 billion include approximately $1.9 billion primarily related to the existing scheduled 73 MAX aircraft to be delivered in 2025 and $1.3 billion related to 63 MAX aircraft (27 -7s and 36 -8s) that were contractually committed for 2024, but were not received.
Subsequent to March 31, 2025, and through April 24, 2025, the Company exercised three -7 options for delivery in 2026, resulting in an immaterial change to the Company's 2026 capital commitments.

Contingencies

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. The proposed settlement is fully accrued as of March 31, 2025.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

10. FINANCING ACTIVITIES

Convertible Notes due 2025

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of Convertible Senior Notes (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 1.25 percent and will mature on May 1, 2025. Interest on the notes is payable semi-annually in arrears.

Holders may convert their Convertible Notes at their option on or after February 1, 2025, and prior to the close of business on April 29, 2025, as stated in the offering documents. The Company has elected to settle conversions in cash. The initial conversion rate was 25.9909 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $38.48 per share of common stock). However, based on the Company's most recent cash dividends declared in February 2025, the bond conversion rate changed, and was 27.5005 as of March 31, 2025. The Company repurchased $689 million in principal of its Convertible Notes during the years ended December 31, 2021 and 2022, and the net carrying amount and principal amount of the Convertible Notes was $1.6 billion as of March 31, 2025, and December 31, 2024. There were no partial extinguishments of debt during the three months ended March 31, 2025 and 2024. An immaterial amount of Convertible Note conversions were initiated during the first quarter of 2025. The Convertible Notes will settle in the second quarter of 2025. As a result, the balance as of March 31, 2025, and December 31, 2024, is classified as Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet.

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended March 31,
(in millions)	2025	2024
Non-cash amortization of debt issuance costs	$3	$3
Contractual coupon interest	5	5
Total interest expense	$8	$8

The unamortized debt issuance costs are being recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were or will be required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies with regards to the Convertible Notes during the three months ended March 31, 2025. The effective interest rate associated with the Convertible Notes was approximately 1.9 percent for the three months ended March 31, 2025.
Payroll Support Program Loan due 2030

During 2020 and 2021, the Company entered into definitive documentation with the United States Department of the Treasury ("Treasury") with respect to payroll funding support ("Payroll Support") pursuant to three separate Payroll Support programs: the "PSP1 Payroll Support Program" in April 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"); the "PSP2 Payroll Support Program” in January 2021 under the Consolidated Appropriations Act, 2021; and the "PSP3 Payroll Support Program" in April 2021 under the American Rescue Plan Act of 2021.

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued promissory notes in favor of Treasury (each initially classified as a component of Long-term debt less current maturities in the unaudited Condensed Consolidated Balance Sheet). The note associated with the PSP1 Payroll Support Program is due in April 2030. The notes associated with the PSP2 and PSP3 Payroll Support Programs are due in January and April 2031, respectively.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On the day after the fifth anniversary of each note, the interest rate is scheduled to change to the Secured Overnight Financing Rate plus two percent. During first quarter 2025, the Company made the decision to prepay the first Payroll Support Program Loan in advance of the fifth anniversary date of April 20, 2025. As a result, the balance as of March 31, 2025, is classified as Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet.

On April 17, 2025, the Company made an early prepayment in full of this loan of $976 million, utilizing available cash on hand.

Revolving Credit Facility

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the three months ended March 31, 2025 and 2024, there were no amounts outstanding under the Amended Credit Agreement.

Sale-Leaseback

As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, in fourth quarter 2024 the Company entered into an agreement with UMB Bank, N.A. ("UMB Bank") involving the sale of 36 of the Company’s -800 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. In first quarter 2025, the Company completed the agreement through the sale of one additional -800 aircraft to UMB Bank for $24 million, and then immediately leased the aircraft back for approximately three years. This resulted in a recognized gain of $3 million in first quarter 2025, reflected within Other operating expenses, net in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Loss.

Repurchase of Common Stock

Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in first quarter 2025 (the "First Quarter 2025 ASR Program"), the Company paid $750 million and received an initial delivery of 19,867,550 shares during February 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the First Quarter 2025 ASR Program. This share amount was based on the $30.20 closing price of the Company's common stock on February 19, 2025. Final settlement of the First Quarter 2025 ASR Program occurred in April 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in April 2025. Upon settlement, the third-party financial institutions delivered 4,242,267 additional shares of the Company’s common stock to the Company. Upon completion of the First Quarter 2025 ASR Program in April 2025, the average purchase price per share for the 24,109,817 shares repurchased was $31.11. Additionally, in January 2025, a third-party financial institution delivered 1,010,663 additional shares of the Company's common stock to the Company upon settlement of an accelerated share repurchase program entered into by the Company with the third-party financial institution in fourth quarter 2024 (the "Fourth Quarter 2024 ASR Program"). Upon completion of the Fourth Quarter 2024 ASR Program in January 2025, the average purchase price per share for the 7,806,450 shares repurchased under the program was $32.02.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

11. RESTRUCTURING

On February 17, 2025, the Company announced a reduction in its workforce designed to reduce operating costs, increase efficiency, and create a leaner and more agile organization as part of its transformational plan. The workforce reduction of approximately 1,750 Employee roles was focused almost entirely on corporate overhead and leadership positions and represented approximately 15 percent of corporate positions, including senior leadership. Separations are expected to be substantially complete by the end of second quarter 2025.

As a result of this workforce reduction, the Company recorded a one-time expense of $62 million in first quarter 2025, which is included on the unaudited Condensed Consolidated Statement of Comprehensive Loss as part of Salaries, wages, and benefits and Other operating expenses. Substantially all of the expense is due to Employee severance payments and related professional fees and is expected to be substantially paid in second quarter 2025. The Company does not expect to incur any material additional costs in connection with this reduction in workforce. Additionally, as of March 31, 2025, $43 million of this one-time expense is included as part of Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet. Amounts paid in first quarter 2025 totaled approximately $19 million and primarily relate to salary and benefits paid to Employees during their respective notice period in accordance with the Worker Adjustment and Retraining Notification Act.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2025 and 2024 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2025	2024	Change
Revenue passengers carried (000s)	29,990	32,872	(8.8)%
Enplaned passengers (000s)	37,139	40,897	(9.2)%
Revenue passenger miles (RPMs) (in millions)(a)	30,629	33,087	(7.4)%
Available seat miles (ASMs) (in millions)(b)	41,432	42,248	(1.9)%
Load factor(c)	73.9%	78.3%	(4.4)	pts.
Average length of passenger haul (miles)	1,021	1,007	1.4%
Average aircraft stage length (miles)	771	753	2.4%
Trips flown	331,886	349,979	(5.2)%
Seats flown (000s)(d)	53,237	55,694	(4.4)%
Seats per trip(e)	160.4	159.1	0.8%
Average passenger fare	$193.75	$173.76	11.5%
Passenger revenue yield per RPM (cents)(f)	18.97	17.26	9.9%
Operating revenues per ASM (cents)(g)	15.51	14.98	3.5%
Passenger revenue per ASM (cents)(h)	14.02	13.52	3.7%
Operating expenses per ASM (cents)(i)	16.05	15.91	0.9%
Operating expenses per ASM, excluding fuel (cents)	13.04	12.28	6.2%
Operating expenses per ASM, excluding fuel and profit sharing (cents)	13.04	12.28	6.2%
Fuel costs per gallon, including fuel tax	$2.49	$2.92	(14.7)%
Fuel costs per gallon, including fuel tax (economic)	$2.49	$2.92	(14.7)%
Fuel consumed, in gallons (millions)	500	524	(4.6)%
Active fulltime equivalent Employees	71,506	74,695	(4.3)%
Aircraft at end of period	800	819	(2.3)%
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

Financial Highlights

The Company reports its results in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company also provides certain non-GAAP financial measures which the Company's management utilizes to evaluate its ongoing financial performance, and the Company believes provides additional insight to investors as supplemental information to its GAAP results, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended March 31,
(in millions, except per share amounts)
GAAP	2025	2024	Change
Operating loss	$(223)	$(393)	(43.3)%
Net loss	$(149)	$(231)	(35.5)%
Net loss per share, diluted	$(0.26)	$(0.39)	(33.3)%

Non-GAAP
Operating loss	$(128)	$(377)	(66.0)%
Net loss	$(77)	$(218)	(64.7)%
Net loss per share, diluted	$(0.13)	$(0.36)	(63.9)%

The Company recorded first quarter 2025 operating revenues of $6.4 billion, a first quarter Company record. This record revenue performance was achieved, despite year-over-year declines in capacity and load factor, due to commercial actions, including network and revenue management initiatives, driving an all-time record yield performance. Both Passenger revenue and Other revenue were first quarter records. The Company has also implemented cost savings initiatives, including corporate overhead reductions. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

Aided by the record first quarter revenue performance, the Company's operating loss and net loss for the three months ended March 31, 2025, on a GAAP and non-GAAP basis, decreased compared to the same prior year period. Operating expenses remained relatively flat, driven by higher Salaries, wages, and benefits expense, partially offset by lower Fuel and oil expense. On a GAAP basis, the Company's Operating expenses decreased 1.1 percent year-over-year, while Operating revenues increased 1.6 percent. Operating expenses for the three months ended March 31, 2025, on a non-GAAP basis, excluded pre-tax charges of $95 million, most notably $62 million related to severance and related professional fees associated with the Company's reduction in workforce.

2025 Outlook

The following tables provide select financial guidance for second quarter 2025, as well as select full year 2025 and 2026 targets. Amid the current macroeconomic uncertainty, it is difficult to forecast given recent and short-lived booking trends. As such, the Company is not reiterating its full year 2025 or 2026 earnings before interest and taxes, excluding special items ("EBIT") guides. However, the Company remains confident in and committed to continued strong execution of its initiatives and is reaffirming its targets of $1.8 billion full year 2025 and $4.3 billion full year 2026 incremental EBIT contribution from those initiatives.

2Q 2025 Estimation
RASM (a), year-over-year	Flat to down 4%
ASMs (b), year-over-year	Up 1% to 2%
Fuel cost per gallon (c)(d)	$2.20 to $2.30
ASMs per gallon (fuel efficiency)	82 to 83
CASM-X (e), year-over-year (c)(f)	Up 3.5% to 5.5%
Scheduled debt repayments (billions) (g)	~$2.6
Interest expense (millions)	~$39

	2025 Target	2026 Target
EBIT (h) contribution from initiatives (billions)	~$1.8	~$4.3

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
(d) Economic fuel cost per gallon ("Fuel cost per gallon") includes fuel taxes, fuel hedging premium expense, and any related cash settlements from fuel derivative contracts. Based on the Company's existing fuel derivative contracts and market prices as of April 15, 2025, second quarter 2025 economic fuel costs per gallon were estimated to be in the range of $2.20 to $2.30, including fuel hedging premium expense of $0.06 per gallon and no cash settlements from fuel derivative contracts. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.
(e) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profit sharing ("CASM-X" or "unit costs").
(f) Projections do not reflect the potential impact of fuel and oil expense, special items, and profit sharing because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.
(g) Includes a $976 million prepayment made on April 17, 2025 for the first tranche of the Payroll Support Program notes.
(h) A non-GAAP financial measure calculated as earnings before interest and taxes, excluding special items ("EBIT"). EBIT (a) excludes annual average of $400 million to $500 million for fleet initiative over the three-year period from 2025 to 2027, (b) assumes profit sharing of 15 percent, and (c) assumes a fuel price of ~$2.33 per gallon in 2025 and 2026. Projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.

The Company expects second quarter 2025 unit revenues to be in the range of flat to down 4 percent on capacity in the range of up 1 percent to 2 percent, both on a year-over-year basis. This guidance range contemplates benefits from continued execution of Company-specific initiatives, offset by softness in the demand environment. Thus far, the Company has seen no evidence of book-away following its recent announcement of policy changes, including flight credit expiration and checked bag fees. The Company's second quarter guidance assumes current trends will persist through the remainder of the quarter.

The Company anticipates second quarter 2025 CASM-X to increase in the range of 3.5 percent to 5.5 percent, year-over-year, driven primarily by the continuation of inflationary pressures, including those associated with labor contracts ratified in 2024. The Company remains focused on driving efficiencies to offset overall inflationary cost pressures and achieve its accelerated cost initiative targets.

Company Overview

Transformational Revenue Initiatives

The Company is evolving rapidly, implementing new initiatives that are expected to enhance optionality for current and future Customers, improve financial performance, and drive Shareholder value. As announced on March 11, 2025:

•For flights booked and ticketed or changed on or after May 28, 2025, Southwest will introduce bag fees for most fare products. However, the Company will continue to offer two free checked bags to Rapid Rewards® A-List Preferred Members and Customers traveling on Business Select fares and offer one free checked bag to A-List Members. Southwest will also credit one checked bag for co-brand Cardmembers under its credit card program. Customers who do not qualify for these free bag options will be charged for their checked bags (weight and size limitations apply).
•The Company is further optimizing its loyalty program by re-aligning the number of Rapid Rewards points Customers earn on qualifying flights with the fare paid. Customers now earn more points on Business Select fares, while earning fewer on Wanna Get Away and Wanna Get Away Plus fares. The Company also has introduced variable redemption rates across higher-demand and lower-demand flights.
•The Company will introduce a new, Basic fare on its lowest-priced tickets purchased on or after May 28, 2025, in advance of offering assigned seating and extra legroom options.
•Flight credits originating from a Basic fare purchase will expire six months from ticketing date. Flight credits issued for other fares for tickets purchased on or after May 28, 2025, will expire one year from the date of ticketing.
•The Company expanded distribution to online travel agencies with the launch of its relationship with Expedia on February 26, 2025.

These strategic moves add to the initiatives already underway at Southwest, including the implementation of assigned seating and extended legroom options, as well as an initial international airline partnership with Icelandair that began on February 13, 2025, the same day the Company operated its first-ever scheduled overnight redeye flights. The move to assigned and premium seating will require incorporating new technologies and procedures for a seamless transition, and the new cabin layout requires approvals from the Federal Aviation Administration ("FAA"). The Company recently received necessary approvals and certifications to begin extra legroom seating retrofits on Boeing 737-8 ("-8") and Boeing 737-800 ("-800") aircraft, and expects the Boeing 737-700 ("-700") aircraft to receive necessary approvals and certifications later this year. The Company expects to begin selling assigned and extra legroom seats in third quarter 2025 for operation beginning in first quarter of next year.

The Company has also continued to enhance its onboard offerings, with improvements such as faster WiFi, in-seat power, and larger overhead bins, and work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats.

Through these initiatives, the Company's goal is to return to historical levels of financial performance, focusing on its accelerated cost reduction plan, return on invested capital, and earnings before interest and taxes, excluding special items.

Other Initiatives and Quarterly Developments

In first quarter 2025, the Company returned $857 million to Shareholders through $107 million in dividend payments and a $750 million accelerated share repurchase program, which was launched in February 2025 and completed in April 2025. The Company has $1.5 billion remaining under its $2.5 billion share repurchase authorization. On March 11, 2025, the Company announced its intention to launch an accelerated share repurchase program in second quarter 2025 for the remaining $1.5 billion, which it expects to complete by the end of July

2025. See "Liquidity and Capital Resources" below and Part II, Item 2 - Issuer Purchases of Equity Securities for further information on the Company's share repurchases.

In January 2025, the Company reached an amended co-brand agreement with Chase Bank USA, N.A. ("Chase"). The amendment includes enhanced Cardmember benefits associated with the Company's planned assigned and premium seating initiative and supports its multi-year financial targets.

On February 19, 2025, the Company entered into an Amendment (the "Amendment") to the Cooperation Agreement among the Company, Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., and The Liverpool Limited Partnership (collectively, the "Elliott Parties"), dated October 23, 2024 (the "Cooperation Agreement"), which, among other things, (i) increases the maximum aggregate economic exposure that the Elliott Parties may acquire during the term of the Cooperation Agreement from 14.9 percent to 19.9 percent of the Company's then-outstanding common stock, par value $1.00, and (ii) extends the restriction on the Elliott Parties acquiring more than the maximum beneficial ownership of 12.49 percent of the then-outstanding common stock until 9:00 a.m. Central Time on the earlier of (x) the day after the record date for the Company's 2026 Annual Meeting of Shareholders and (y) April 1, 2026. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Form 10-Q.

In February 2025, the Company implemented a reduction in workforce to reduce operating costs, increase efficiency, and create a leaner and more agile organization as part of the Company's transformational plan. The reduction in workforce focused almost entirely on corporate overhead and leadership positions and provided for the reduction of approximately 1,750 Employee roles, or 15 percent of corporate positions. Separations are expected to be substantially complete by the end of second quarter 2025. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

As a result of the reduction in workforce, the Company estimates 2025 savings of approximately $210 million and 2026 savings of approximately $300 million. These savings exclude a one-time GAAP pre-tax charge in first quarter 2025 of $62 million, substantially all of which is due to severance and related professional fees, which the Company has treated as a special item. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. One-time costs may vary based on specific Employee elections, and the majority of the associated future cash expenditures are expected to take place in second quarter 2025.

Fleet Information

As a result of Boeing's delivery delays, the Company has previously replanned its capacity and delivery expectations multiple times and will continue to closely monitor the ongoing aircraft delivery delays with Boeing and further adjust expectations as needed. The Company is now proactively reducing capacity in the second half of 2025 to accommodate a lower demand environment and capture associated cost savings. While schedules are not final, the Company expects to reduce both third quarter and fourth quarter capacity by roughly one and one-half points and anticipates that full year 2025 capacity will now be up roughly 1 percent, year-over-year, which would be on the low end of the prior expectation of up 1 percent to 2 percent, year-over-year. This modest growth is driven entirely by an increase in aircraft utilization provided by redeye flying and turn time reduction initiatives.

The Company is not making any material updates to its fleet assumptions, including aircraft delivery and retirement expectations, at this time. The Company will continue to evaluate the potential for fleet transactions on an opportunistic basis.

The Company ended first quarter 2025 with 800 Boeing 737 aircraft, including 256 -8 aircraft. During first quarter 2025, the Company retired 12 -700 aircraft and two -800 aircraft and took delivery of 11 -8 aircraft. As of April 24, 2025, during 2025 the Company has exercised a total of 12 Boeing 737-7 ("-7") options for delivery in 2026. The Company's order book with Boeing as of April 24, 2025, consists of a total of 504 MAX firm orders (308 -7 aircraft and 196 -8 aircraft), less 11 -8 deliveries in 2025, for the years 2025 through 2031, including 63 MAX aircraft that were contractually committed for 2024, but were not received, and 168 MAX options (-7s or -8s) for the years 2026 through 2031. In January 2025, the Company completed the sale-leaseback of one -800 aircraft. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on the sale-leaseback transaction.

Material Changes in Results of Operations

Comparison of three months ended March 31, 2025 and March 31, 2024

	Three months ended March 31,		Increase (Decrease)	Percent change
(in millions)	2025	2024
Passenger	$5,811	$5,712	$99	1.7%
Freight	41	42	(1)	(2.4)
Other	576	575	1	0.2
Total operating revenues	$6,428	$6,329	$99	1.6%

Salaries, wages, and benefits	$3,102	$2,940	$162	5.5%
Fuel and oil	1,249	1,531	(282)	(18.4)
Maintenance materials and repairs	292	361	(69)	(19.1)
Landing fees and airport rentals	522	464	58	12.5
Depreciation and amortization	396	408	(12)	(2.9)
Other operating expenses	1,090	1,018	72	7.1
Total operating expenses	$6,651	$6,722	$(71)	(1.1)%

Operating Revenues

Total operating revenues for first quarter 2025 increased by $99 million, or 1.6 percent, year-over-year. Passenger revenues for first quarter 2025 increased by $99 million, or 1.7 percent, year-over-year, and Other revenues for first quarter 2025 increased by $1 million, or 0.2 percent, year-over-year, to achieve all time first quarter Company records of $5.8 billion and $576 million, respectively. These revenue increases were primarily due to a 9.9 percent increase in yield, partially offset by a year-over-year decline in Load factor. The yield improvements were primarily due to revenue management actions and capacity moderation. The Company's Rapid Rewards® loyalty program had a record first quarter level of Member engagement, as measured by first quarter spend on the Company's co-branded Chase® Visa credit card. First quarter 2025 RASM was 15.51 cents, finishing 3.5 percent higher than first quarter 2024, primarily driven by an increase in yield of 9.9 percent, partially offset by a decrease in Load factor of 4.4 points. These revenue results were impacted as demand weakened throughout the quarter, driving softness in bookings, particularly in domestic leisure travel, where the Company is currently more heavily weighted compared with larger industry peers.

Operating Expenses

Operating expenses for first quarter 2025 decreased by $71 million, or 1.1 percent, compared with first quarter 2024, and capacity decreased 1.9 percent over the same prior year period. The vast majority of the dollar decrease was due to a year-over-year decrease in Fuel and oil expense, partially offset by higher Salaries, wages, and benefits expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first quarter of 2025 and 2024, followed by explanations of these changes on both a dollar and unit basis.

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2025		2024
Salaries, wages, and benefits	7.49	¢	6.96	¢	0.53	¢	7.6%
Fuel and oil	3.01		3.63		(0.62)		(17.1)
Maintenance materials and repairs	0.70		0.85		(0.15)		(17.6)
Landing fees and airport rentals	1.26		1.10		0.16		14.5
Depreciation and amortization	0.96		0.96		—		—
Other operating expenses	2.63		2.41		0.22		9.1
Total	16.05	¢	15.91	¢	0.14	¢	0.9%

Operating expenses per ASM for first quarter 2025 increased by 0.9 percent, compared with first quarter 2024, primarily due to increases in Salaries, wages and benefits expense and Other operating expenses, partially offset by a decrease in Fuel and oil expense. Operating expenses per ASM for first quarter 2025, excluding Fuel and oil expense, profit sharing, and special items (a non-GAAP financial measure), increased 4.6 percent, compared with first quarter 2024, primarily due to contract-driven wage rate inflation in Salaries, wages, and benefits expense in 2025. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for first quarter 2025 increased by $162 million, or 5.5 percent, compared with first quarter 2024. On a per ASM basis, first quarter 2025 Salaries, wages, and benefits expense increased 7.6 percent, compared with first quarter 2024. On a dollar basis, approximately 55 percent of the increase was due to net step/pay rate increases and related benefits for certain workgroups. Additionally, approximately 20 percent of the increase was due to a one-time severance cost as a result of the workforce reduction in February 2025, which was considered a special item and excluded from the Company's non-GAAP financials. On a per ASM basis, the increase was primarily due to higher wage rates. See Note 11 to the unaudited Condensed Consolidated Financial Statements for additional detail regarding the reduction in workforce, and Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Fuel and oil expense for first quarter 2025 decreased by $282 million, or 18.4 percent, compared with first quarter 2024. On a per ASM basis, first quarter 2025 Fuel and oil expense decreased 17.1 percent. On a dollar basis, approximately 75 percent of the decrease was attributable to a decrease in fuel prices, and the remainder was due to a decrease in fuel gallons consumed. On a per ASM basis, the majority of the change was due to lower jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contract settlements:

	Three months ended March 31,
	2025	2024
Economic fuel costs per gallon	$2.49	$2.92
Fuel hedging premium expense (in millions)	$37	$39
Fuel hedging cash settlement gain (in millions)	$—	$18
Fuel hedging premium expense per gallon	$0.07	$0.08
Fuel hedging cash settlement gain per gallon	$—	$0.04

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's first quarter 2025 available seat miles per gallon ("fuel efficiency") increased 2.6 percent, year-over-year, primarily due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

The Company's current fuel derivative contracts contain instruments based on Brent crude oil. The economic fuel price per gallon sensitivities provided in the table below assume the relationship between Brent crude oil and refined products based on market prices as of April 15, 2025.

Estimated economic fuel price per gallon, including taxes and fuel hedging premiums (b)
Average Brent Crude Oil price per barrel	Second Quarter 2025
$40	$1.40 - $1.50
$50	$1.70 - $1.80
Current Market (a)	$2.20 - $2.30
$70	$2.40 - $2.50
$80	$2.70 - $2.80
$90	$3.00 - $3.10
$100	$3.20 - $3.30

Fair market value of fuel derivative contracts settling in period	$—
Estimated premium costs	$37 million
(a) Brent crude oil average market price as of April 15, 2025 was $64 per barrel for second quarter 2025.
(b) Based on the Company's existing fuel derivative contracts and market prices as of April 15, 2025, second quarter 2025 economic fuel costs per gallon were estimated to be in the range of $2.20 to $2.30, including fuel hedging premium expense of $0.06 per gallon and no cash settlements from fuel derivative contracts. Economic fuel cost projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate the hedge accounting impact associated with the volatility of the energy markets, or the impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for projected results is not meaningful or available without unreasonable effort. See Note Regarding Use of Non-GAAP Financial Measures.

Based on higher fuel hedging premium costs over time and other factors, the Company has discontinued its fuel hedging program and has no plans to add additional derivatives to its portfolio, which currently extends through 2027. The Company is providing its maximum percentage of estimated fuel consumption covered by fuel derivative contracts in the following table:

Period	Maximum fuel hedged percentage (a)(b)	Estimated premium costs
2025	47%	$148 million
2026	43%	$135 million
2027	13%	$40 million
(a) Based on the Company's current available seat mile plans. The Company is currently 45 percent hedged in second quarter 2025 and 46 percent hedged in second half 2025.
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

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Loss in future periods when the underlying fuel derivative contracts settle. The following table displays the Company's estimated fair value of remaining fuel derivative contracts (not considering the impact of the cash collateral provided to or received from counterparties—see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information), as well as the deferred amounts in AOCI as of March 31, 2025, and the expected future periods in which these items are expected to settle and/or be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Loss (in millions):

Year	Fair value of fuel derivative contracts at March 31, 2025	Amount of gains (losses) deferred in AOCI at March 31, 2025 (net of tax)
Remainder of 2025	$10	$(77)
2026	52	(64)
2027	30	(7)
Total	$92	$(148)

Maintenance materials and repairs expense for first quarter 2025 decreased by $69 million, or 19.1 percent, compared with first quarter 2024. On a per ASM basis, Maintenance materials and repairs expense decreased by 17.6 percent compared with first quarter 2024. On a dollar and per ASM basis, the decrease was primarily due to a decrease in engine shop visits and other engine expenses associated with the Company's -800 fleet.

Landing fees and airport rentals expense for first quarter 2025 increased by $58 million, or 12.5 percent, compared with first quarter 2024. On a per ASM basis, Landing fees and airport rentals expense increased 14.5 percent, compared with first quarter 2024. On a dollar and per ASM basis, approximately 60 percent of the increase was primarily attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space. The remainder of the increase was due to receiving fewer favorable settlements and credits from various airports in first quarter 2025.

Depreciation and amortization expense for first quarter 2025 decreased by $12 million, or 2.9 percent, compared with first quarter 2024. On a per ASM basis, Depreciation and amortization expense remained flat compared with first quarter 2024. On a dollar basis, the decrease was primarily due to accelerating depreciation for fewer -700 aircraft planned for early retirement in 2025 compared to 2024.

Other operating expenses for first quarter 2025 increased by $72 million, or 7.1 percent, compared with first quarter 2024. Included within this line item was aircraft rentals expense in the amounts of $87 million and $51 million for the three-month periods ended March 31, 2025 and 2024, respectively. On a per ASM basis, Other operating expenses increased 9.1 percent, compared with first quarter 2024. On a dollar and per ASM basis, the increase was primarily due to an approximately $36 million increase in aircraft rentals expense associated with recent fleet transactions, and an approximately $31 million increase in professional fees driven by professional advisory fees related to the Company's implementation of its comprehensive transformational plan. These increases were partially offset by a year-over-year decrease in marketing and advertising costs. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on the recent fleet transactions.

Non-Operating Expenses (Income)

Interest expense for first quarter 2025 decreased by $19 million, or 29.2 percent, compared with first quarter 2024, primarily due to prepaying the 5.25% senior unsecured notes due May 2025 in December 2024.

Interest income for first quarter 2025 decreased by $57 million, or 40.4 percent, compared with first quarter 2024, primarily due to lower cash and investment balances and a lower interest rate in the total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in millions)	2025	2024
Mark-to-market impact from fuel contracts settling in future periods	$—	$1
Mark-to-market impact on deferred compensation plan investments	18	(14)
Other	—	1
	$18	$(12)

Income Taxes

The Company's effective tax rate was 22.3 percent in first quarter 2025, compared with 22.5 percent in first quarter 2024. The year-over-year decrease in the tax rate was primarily due to additional federal tax credits generated in 2025.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended March 31,		Percent
	2025	2024	Change
Fuel and oil expense, unhedged	$1,212	$1,510
Add: Premium cost of fuel contracts designated as hedges	37	39
Deduct: Fuel hedge gains included in Fuel and oil expense, net	—	(18)
Fuel and oil expense, as reported (and economic)	$1,249	$1,531	(18.4)

Total operating expenses, as reported	$6,651	$6,722
Deduct: Labor contract adjustment	—	(9)
Deduct: Litigation accruals	(19)	(7)
Deduct: Transformation costs	(14)	—
Deduct: Severance and related costs (a)	(62)	—
Total operating expenses, excluding special items	$6,556	$6,706	(2.2)
Deduct: Fuel and oil expense, as reported (and economic)	(1,249)	(1,531)
Operating expenses, excluding Fuel and oil expense, special items, and profit sharing	$5,307	$5,175	2.6

Operating loss, as reported	$(223)	$(393)
Add: Labor contract adjustment	—	9
Add: Litigation accruals	19	7
Add: Transformation costs	14	—
Add: Severance and related costs (a)	62	—
Operating loss, excluding special items	$(128)	$(377)	(66.0)

Other (gains) losses, net, as reported	$18	$(12)
Deduct: Mark-to-market impact from fuel contracts settling in future periods (b)	—	(1)
Other (gains) losses, net, excluding special items	$18	$(13)	n.m.

Loss before income taxes, as reported	$(192)	$(298)
Add: Labor contract adjustment	—	9
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	—	1
Add: Litigation accruals	19	7
Add: Transformation costs	14	—
Add: Severance and related costs (a)	62	—
Loss before income taxes, excluding special items	$(97)	$(281)	(65.5)

Benefit for income taxes, as reported	$(43)	$(67)
Add: Net loss tax impact of fuel and special items (c)	23	4
Benefit for income taxes, net, excluding special items	$(20)	$(63)	(68.3)

Net loss, as reported	$(149)	$(231)
Add: Labor contract adjustment	—	9
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	—	1
Add: Litigation accruals	19	7
Add: Transformation costs	14	—
Add: Severance and related costs (a)	62	—
Deduct: Net loss tax impact of special items (c)	(23)	(4)
Net loss, excluding special items	$(77)	$(218)	(64.7)

	Three months ended March 31,				Percent
	2025		2024		Change
Net loss per share, diluted, as reported	$(0.26)		$(0.39)
Add: Impact of special items	0.16		0.04
Deduct: Net loss tax impact of special items (c)	(0.03)		(0.01)
Net loss per share, diluted, excluding special items	$(0.13)		$(0.36)		(63.9)

Operating expenses per ASM (cents)	16.05	¢	15.91	¢
Deduct: Impact of special items	(0.23)		(0.03)
Deduct: Fuel and oil expense divided by ASMs	(3.01)		(3.63)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profit sharing (cents)	12.81	¢	12.25	¢	4.6

(a) Represents Employee severance payments and related professional fees resulting from the workforce reduction in February 2025 ($53 million in Salaries, wages, and benefits and $9 million in Other operating expenses). See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(c) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	March 31, 2025		March 31, 2024
Operating income, as reported	$491		$115
Breakage revenue adjustment	116		—
Severance and related costs	62		—
Voluntary Employee programs	5		—
TWU 555 contract adjustment	—		9
TWU 556 contract adjustment	—		180
SWAPA contract adjustment	—		354
Net impact from fuel contracts	(43)		17
Professional advisory fees	37		—
Transformation costs	18		—
DOT settlement	—		107
Litigation accruals	19		19
Operating income, non-GAAP	$705		$801
Net adjustment for aircraft leases (a)	160		128
Adjusted operating income, non-GAAP (A)	$865		$929

Non-GAAP tax rate (B)	23.1%	(d)	23.5%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$665		$711

Debt, including finance leases (b)	$7,479		$8,016
Equity (b)	10,158		10,571
Net present value of aircraft operating leases (b)	952		990
Average invested capital	$18,589		$19,577
Equity adjustment for hedge accounting (c)	19		(99)
Adjusted average invested capital (D)	$18,608		$19,478

Non-GAAP ROIC, pre-tax (A/D)	4.6%		4.8%

Non-GAAP ROIC, after-tax (C/D)	3.6%		3.7%
(a) Net adjustment to reflect all aircraft in fleet as owned (i.e., the impact of eliminating aircraft rent expense and replacing with estimated depreciation expense for those same aircraft). The Company makes this adjustment to enhance comparability to other entities that have different capital structures by utilizing alternative financing decisions.
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
(d) The GAAP twelve month rolling tax rate as of March 31, 2025, was 22.3 percent, and the Non-GAAP twelve month rolling tax rate was 23.1 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP twelve month rolling tax rate as of March 31, 2024, was 27.1 percent, and the Non-GAAP twelve month rolling tax rate was 23.5 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense and profit sharing; Operating loss, non-GAAP; Adjusted Operating income, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profit sharing (cents). The Company's economic Fuel and oil expense results differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net fuel hedging premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 3 to the unaudited Condensed Consolidated Financial Statements.

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
2.Charges associated with tentative litigation settlements regarding paid short-term military leave to certain Employees, certain California state meal-and-rest break regulations for Flight Attendants, and an arbitration award in favor of the Company's Pilots relating to a collective-bargaining matter;
3.Expenses associated with professional advisory fees related to the Company's implementation of its comprehensive transformational plan;

4.Charges associated with severance, post-employment benefits, and professional fees as a result of the Company's reduction in workforce;
5.Reversal of breakage revenue recorded in prior years related to a portion of flight credits issued to Customers during 2022 and prior that have either been redeemed or are expected to be redeemed in future periods. The majority of these flight credits were issued during the COVID-19 pandemic as the Company was making significant changes to its flight schedules based on fluctuating demand, which made it difficult to estimate future redemption patterns when compared against historical Customer behavior;
6.Incremental expense associated with a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service;
7.Expenses associated with incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company or associated with the ongoing operation of the airline; and
8.A charge associated with a settlement reached with the DOT as a result of the Company's December 2022 operational disruption.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense and profit sharing; Operating loss, non-GAAP; Adjusted Operating income, non-GAAP; Other (gains) losses, net, non-GAAP; Loss before income taxes, non-GAAP; Benefit for income taxes, net, non-GAAP; Net loss, non-GAAP; Net loss per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profit sharing (cents).

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

Liquidity and Capital Resources

Net cash provided by operating activities was $860 million for the three months ended March 31, 2025, compared with $104 million used in operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the three months ended March 31, 2025, were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization), a $103 million profit-sharing contribution for 2024 pursuant to the Company's Retirement Savings Plan, and a $660 million increase in Air traffic liability driven by seasonal bookings for future travel. The operating cash flows for the three months ended March 31, 2024, were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization), a $1.35 billion outflow due to contract ratification bonuses paid to the Company's Pilots as a result of ratifying a new labor contract in January 2024, a $105 million payout of the Company's ProfitSharing Plan contribution for 2023, and a $51 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows, partially offset by a $1.1 billion increase in Air traffic liability driven by seasonal bookings for future travel and higher ticket sales related to an increase in capacity. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash provided by investing activities totaled $623 million during the three months ended March 31, 2025, compared with $585 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2025, Capital expenditures were $501 million, compared with $583 million in the same prior year period. Capital expenditures decreased, year-over-year, largely due to a decrease in average progress payment balances for scheduled future aircraft deliveries during the three months ended March 31, 2025, compared to the same prior year period.

The Company continues to expect its 2025 capital spending to be in the range of $2.5 billion to $3.0 billion, which does not include the impact of potential future fleet transactions. These transactions could lower the Company's net capital spending if executed.

Net cash used in financing activities was $858 million during the three months ended March 31, 2025, compared with $232 million used in financing activities for the same prior year period. During the three months ended March 31, 2025, the Company paid $107 million in cash dividends to Shareholders related to the fourth quarter 2024 declaration. The first quarter 2025 dividend declaration of $103 million was paid in April 2025. Additionally, the Company repurchased $750 million of the Company's outstanding common stock through authorized share repurchases during the three months ended March 31, 2025. The repurchases of common stock amounts in the Consolidated Statement of Cash Flows may differ from the Consolidated Statement of Stockholder's Equity due to the timing of excise taxes incurred and subsequent payment on share repurchases, net of issuances. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt unless otherwise disclosed. During first quarter 2025, the Company made the decision to prepay the first Payroll Support Program Loan in advance of the fifth anniversary date of April 20, 2025. As a result, the balance as of March 31, 2025, is classified as Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on the Payroll Support Program Loan and future debt maturities. During the three months ended March 31, 2024, the Company paid $215 million in cash dividends to Shareholders for the fourth quarter 2023 and first quarter 2024 declarations. Additionally, the Company repaid $8 million in finance lease obligations.

The Company repurchased $750 million of its outstanding common stock through an accelerated share repurchase program entered into in first quarter 2025 under its current $2.5 billion authorization, which also impacted net cash used in financing activities. The Company received a total of 24,109,817 million shares under the first quarter 2025 accelerated share repurchase program, which was completed in April 2025. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. On March 11, 2025, the Company announced its intention to launch an additional $1.5 billion accelerated share repurchase program in second quarter 2025, and expects the program to be completed by the end of July 2025.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the three months ended March 31, 2025 and 2024 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

As of March 31, 2025, the Company carried a working capital deficit of approximately $3.2 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $8.3 billion as of March 31, 2025, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered aircraft and primarily aircraft-related assets with a net book value of approximately $16.3 billion. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of April 24, 2025, for the years 2025 through 2031, the Company has firm orders with Boeing for 504 aircraft (less 11 -8 aircraft received to date in 2025), and options for an additional 168 aircraft. The contractual order book as of April 24, 2025 does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing and their production capability. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of March 31, 2025:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	19	341	318	23
737-800	175	10	203	154	49
737-8	175	3	256	227	29
Totals		11	800	699	101

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements are based on, and include statements about, the Company's estimates, expectations, beliefs, intentions, and strategies for the future, and the assumptions underlying these forward-looking statements. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, statements related to the following:

•the Company’s financial targets for 2025 and 2026 and factors that could impact the Company’s financial results;

•the Company’s financial guidance for second quarter 2025 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance and expectations;
•the Company’s estimated fuel costs and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates, including expectations related to the Company’s fuel derivative contracts;
•the Company’s plans and expectations for the repayment of debt and its interest expense;
•the Company’s focus areas, goals, opportunities, and initiatives, including with respect to flight credit expiration, checked bag fees, cost reductions and efficiencies, loyalty program optimization, the Company’s fare structure, financial performance, and the Company’s co-brand credit card agreement with Chase Bank;
•the Company’s plans and expectations with respect to assigned and premium seating, cabin design and seating, redesigned boarding model, aircraft turn times, and redeye flying;
•the Company’s fleet plans and expectations, including with respect to fleet modernization, fleet retrofits, fleet utilization, flexibility, fleet strategy and extracting value from the fleet and the fleet order book, and expected fleet deliveries and retirements, and underlying expectations and dependencies;
•the Company’s plans and expectations with respect to capital allocation, capital deployment, infrastructure investments, leverage, and Shareholder returns;
•the Company’s labor plans and expectations including with respect to the Company’s reduction in force;
•the Company’s financial targets and goals, including with respect to balance sheet goals and cost mitigation;
•the Company’s expectations regarding revenue management, passenger demand, revenue trends, and bookings;
•the Company’s short-term and long-term financial and operational goals, including with respect to increasing efficiency and creating a leaner and more agile organization;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of consumer perception, consumer uncertainties with respect to trade policies (including the imposition of tariffs), economic conditions, banking conditions, fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
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
•consumer behavior and response with respect to the Company's new commercial products and policies;
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
•the cost and effects of the actions of activist shareholders; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging

As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company has historically aimed to reduce volatility in operating expenses through its fuel hedging program with the use of financial derivative instruments. Based on higher fuel hedging premium costs over time and other factors, the Company has discontinued its fuel hedging program and has no plans to add additional derivatives to its portfolio, which currently extends through 2027. As of March 31, 2025, the estimated fair value of outstanding contracts was a net asset of $92 million.

The Company's credit exposure related to fuel derivative instruments is represented by the fair value of contracts that are in a net asset position to the Company. At such times, these outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2025, the Company had nine counterparties for which the derivatives held were an asset and none in a loss position. To manage credit risk, the Company selects and periodically reviews counterparties based on credit ratings, limits its exposure with respect to each counterparty, and monitors the market position of the fuel hedging program and its relative market position with each counterparty. However, if one or more of these counterparties were in a net liability position to the Company and were unable to meet their obligations, any open derivative contracts with the counterparty could be subject to early termination, which could result in substantial losses for the Company. As of March 31, 2025, the Company had agreements with all of its active counterparties containing early termination rights and/or bilateral collateral provisions whereby security is required if market risk exposure exceeds a specified threshold amount based on the counterparty's credit rating. The Company also had agreements with counterparties in which cash deposits and letters of credit may be required to be posted as collateral whenever the net fair value of derivatives associated with those counterparties exceeds specific thresholds. Refer to the counterparty credit risk and collateral table provided in Note 3 to the unaudited Condensed Consolidated Financial Statements for the fair values of fuel derivatives and applicable collateral posting threshold amounts as of March 31, 2025, at which such postings are triggered.

As of March 31, 2025, the Company had no cash collateral provided to or held from derivative counterparties and thus had no cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The Company is also subject to the risk that the fuel derivatives it uses to hedge against fuel price volatility do not provide adequate protection. The Company has historically found that financial derivative instruments in commodities, such as WTI crude oil, Brent crude oil, and refined products, such as heating oil and unleaded gasoline, can be useful in decreasing its exposure to jet fuel price volatility.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2025.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2025, no cash holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the Court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the Court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the Court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in

Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. The Company has received the military pay and service records. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. Following more recent communications by the parties regarding the status of the stay, the Court directed the parties to file a joint status report, which was filed on February 24, 2025, with the Company renewing its request that the case be dismissed for lack of standing and lack of subject matter jurisdiction in light of the Fifth Circuit’s decision regarding the Sherman Complaint, which the plaintiffs opposed. On March 11, 2025, the Court heard argument of the parties’ respective positions on the Company’s request for dismissal for lack of standing and lack of subject matter jurisdiction. The Court ruled from the bench that the motion to dismiss was granted in favor of the Company and stated that an opinion would be forthcoming in the following weeks formalizing that ruling. No opinion has yet been issued, and the case remains stayed pending that dismissal opinion. There has been no indication as to whether the plaintiffs might seek to appeal that ruling. In the event of any appeal, the Company continues to deny all allegations of wrongdoing, believes the plaintiffs' positions are without merit, believes the trial court’s ruling dismissing the case for lack of subject matter jurisdiction is correct, and intends to vigorously defend itself against any appeal.

Two complaints alleging violations of federal securities laws and seeking certification as a class action were filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment contested the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs opposed both requests for relief. On April 3, 2025, the United States District Court for the Southern District of Texas conducted a hearing on the Company’s motion for reconsideration and requested the parties to confer and submit an agreed post-hearing briefing schedule in order for the Court to evaluate and determine the sufficiency of the allegations in Plaintiffs’ amended complaint in accordance with the Private Securities Litigation Reform Act. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

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

As described above, pursuant to the applicable Texas statutes governing derivative demands and litigation, the Special Litigation Committee was duly appointed to conduct an inquiry regarding the claims and allegations asserted in the Derivative Actions and Demands. The Derivative Actions and Demands have all been stayed, formally or by agreement, pending the outcome of the investigation by the Special Litigation Committee. On September 19, 2024, the Special Litigation Committee formally reported its findings and resolution concerning its investigation of the Derivative Actions and Demands, which began in July 2023 and concluded with the September 19, 2024 report and resolution, which in turn were delivered to the Company and its Board on September 23, 2024. The Special Litigation Committee retained two law firms to represent the Special Litigation Committee in connection with the Special Litigation Committee’s investigation of the Derivative Actions and Demands and the Special Litigation Committee’s review and assessment of evidence gathered in its investigation. The Special Litigation Committee further reported, among other details, upon its appointment, the independence and disinterestedness of its members, the Special Litigation Committee’s investigative processes, including meetings, scope of investigation, volume of documents reviewed, numbers of witnesses interviewed, other presentations received, review and analysis of evidence and applicable legal standards, work with its counsel, and findings and preparation of the final report and resolution of the Special Litigation Committee. Based upon the Special Litigation Committee report and the conclusions reached therein, the Special Litigation Committee, consistent with its appointment and delegated authority, unanimously adopted a resolution (i) determining that it is not in the best interests of the Company or its Shareholders to pursue the relief requested in the Derivative Actions and Demands; (ii) determining that it is in the best interests of the Company and its Shareholders to reject the Derivative Actions and Demands; (iii) determining that it is in the best interests of the Company and its Shareholders for the Company to move to dismiss the Derivative Actions and Demands; and (iv) instructing that the Company and counsel take all further actions necessary to implement the resolution. The Company and its counsel intend to take steps on behalf of the Company to implement the resolution of the Special Litigation Committee, including making appropriate motions in accordance with applicable Texas law governing derivative demands and litigation procedure. On December 26, 2024, the Board received a seventh demand letter, and on January 31, 2025, received an eighth demand letter, each containing allegations substantially similar to those presented in certain of the prior Derivative Actions and Demands, which will be addressed consistent with applicable Texas law governing such demands. On April 1, 2025, the Company filed a motion to dismiss or stay the consolidated state court derivative actions based on the forum selection clause in the Company’s bylaws and the pendency of the related federal derivative cases. Plaintiffs have not yet filed a response.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1, 2025 through January 31, 2025	1,010,663	$—	(3)	1,010,663	$2,250,000,000
February 1, 2025 through February 28, 2025	19,867,550	$—	(4)	19,867,550	$1,500,000,000
March 1, 2025 through March 31, 2025	—	$—		—	$1,500,000,000
Total	20,878,213			20,878,213

(1) On September 25, 2024, the Board authorized the repurchase of up to $2.5 billion of the Company’s common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions.

(2) Excludes excise tax incurred on share repurchases, net of issuances.

(3) Under an accelerated share repurchase program entered into by the Company with a third-party financial institution in fourth quarter 2024 (the "Fourth Quarter 2024 ASR Program"), the Company paid $250 million and received an initial delivery of 6,795,787 shares during October 2024, representing an estimated 80 percent of the shares to be purchased by the Company under the Fourth Quarter 2024 ASR Program. This share amount was based on the $29.43 closing price of the Company's common stock on October 25, 2024. Final settlement of the Fourth Quarter 2024 ASR Program occurred in January 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in January 2025. Upon settlement, the third-party financial institution delivered 1,010,663 additional shares of the Company’s common stock to the Company. Upon completion of the Fourth Quarter 2024 ASR Program in January 2025, the average purchase price per share for the 7,806,450 shares repurchased was $32.02.

(4) Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in first quarter 2025 (the "First Quarter 2025 ASR Program"), the Company paid $750 million and received an initial delivery of 19,867,550 shares during February 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the First Quarter 2025 ASR Program. This share amount was based on the $30.20 closing price of the Company's common stock on February 19, 2025. Final settlement of the First Quarter 2025 ASR Program occurred in April 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in April 2025. Upon settlement, the third-party financial institutions delivered 4,242,267 additional shares of the Company’s common stock to the Company. Upon completion of the First Quarter 2025 ASR Program in April 2025, the average purchase price per share for the 24,109,817 shares repurchased was $31.11.

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

10.1
Amendment to Cooperation Agreement, by and among the Company and Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and The Liverpool Limited Partnership, dated as of February 19, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 19, 2025 (File No. 1-7259)).

10.2
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants associated with Southwest Even Better Awards.

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

SOUTHWEST AIRLINES CO.

April 24, 2025	By:	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)