Form 10-Q
period 2025-06-30
SOUTHWEST AIRLINES CO
filed 2025-07-24
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on July 23, 2025: 525,187,709

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2025 and 2024
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2025 and 2024
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2025 and 2024
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,475	$7,509
Short-term investments	364	1,216
Accounts and other receivables	1,013	1,110
Inventories of parts and supplies, at cost	773	800
Prepaid expenses and other current assets	467	639
Total current assets	6,092	11,274

Property and equipment, at cost:
Flight equipment	25,858	25,202
Ground property and equipment	8,656	8,244
Deposits on flight equipment purchase contracts	221	413
Assets constructed for others	88	88
	34,823	33,947
Less allowance for depreciation and amortization	15,422	14,891
	19,401	19,056
Goodwill	970	970
Operating lease right-of-use assets	1,243	1,369
Other assets	1,006	1,081
	$28,712	$33,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,811	$1,818
Accrued liabilities	2,040	2,206
Current operating lease liabilities	323	328
Air traffic liability	6,696	6,294
Current maturities of long-term debt	22	1,630
Total current liabilities	10,892	12,276

Long-term debt less current maturities	4,081	5,069
Air traffic liability - noncurrent	1,600	1,948
Deferred income taxes	2,186	2,167
Noncurrent operating lease liabilities	915	1,031
Other noncurrent liabilities	1,038	909
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,247	4,199
Retained earnings	16,199	16,332
Accumulated other comprehensive loss	(35)	(25)
Treasury stock, at cost	(13,299)	(11,044)
Total stockholders' equity	8,000	10,350
	$28,712	$33,750

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Passenger	$6,627	$6,712	$12,438	$12,424
Freight	44	45	86	87
Other	573	597	1,148	1,172
Total operating revenues	7,244	7,354	13,672	13,683

OPERATING EXPENSES:
Salaries, wages, and benefits	3,262	2,999	6,364	5,939
Fuel and oil	1,326	1,599	2,575	3,130
Maintenance materials and repairs	331	350	623	711
Landing fees and airport rentals	567	511	1,090	975
Depreciation and amortization	400	404	795	812
Other operating expenses	1,133	1,093	2,223	2,110
Total operating expenses	7,019	6,956	13,670	13,677

OPERATING INCOME	225	398	2	6

NON-OPERATING EXPENSES (INCOME):
Interest expense	39	63	85	128
Capitalized interest	(13)	(8)	(24)	(15)
Interest income	(54)	(130)	(138)	(271)
Other (gains) losses, net	(27)	(5)	(9)	(17)
Total non-operating income	(55)	(80)	(86)	(175)

INCOME BEFORE INCOME TAXES	280	478	88	181
PROVISION FOR INCOME TAXES	67	111	24	44

NET INCOME	$213	$367	$64	$137

NET INCOME PER SHARE, BASIC	$0.40	$0.61	$0.11	$0.23

NET INCOME PER SHARE, DILUTED	$0.39	$0.58	$0.11	$0.23

COMPREHENSIVE INCOME	$202	$359	$54	$148

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	538	599	561	598
Diluted	541	643	564	643
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(758)	(a)	(758)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	13		3
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(103)	—	—		(103)
Comprehensive income (loss)	—	—	(149)	1	—		(148)
Balance at March 31, 2025	$888	$4,210	$16,080	$(24)	$(11,789)		$9,365
Repurchase of common stock	—	—	—	—	(1,515)	(a)	(1,515)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5		17
Share-based compensation	—	25	—	—	—		25
Cash dividends, $0.18 per share	—	—	(94)	—	—		(94)
Comprehensive income (loss)	—	—	213	(11)	—		202
Balance at June 30, 2025	$888	$4,247	$16,199	$(35)	$(13,299)		$8,000
(a) Includes excise tax incurred on share repurchases, net of issuances.

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515
Issuance of common and treasury stock pursuant to Employee stock plans	—	(25)	—	—	15	(10)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(231)	19	—	(212)
Balance at March 31, 2024	$888	$4,138	$15,959	$19	$(10,808)	$10,196
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5	17
Share-based compensation	—	7	—	—	—	7
Cash dividends, $0.18 per share	—	—	(108)	—	—	(108)
Stock warrants repurchase	—	(6)	—	—	—	(6)
Comprehensive income (loss)	—	—	367	(8)	—	359
Balance at June 30, 2024	$888	$4,151	$16,218	$11	$(10,803)	$10,465
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213	$367	$64	$137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	400	404	795	812
Impairment of long-lived assets	8	—	8	—
Unrealized/realized loss on fuel derivative instruments	—	1	—	2
Deferred income taxes	66	110	23	43
Gain on sale-leaseback transactions	—	—	(3)	—
Changes in certain assets and liabilities:
Accounts and other receivables	90	34	146	(274)
Other assets	212	32	357	18
Accounts payable and accrued liabilities	(95)	(576)	(220)	(1,473)
Air traffic liability	(606)	(317)	55	798
Other liabilities	28	(45)	(35)	(117)
Cash collateral provided to derivative counterparties	—	(20)	(22)	(20)
Other, net	85	(13)	93	(54)
Net cash provided by (used in) operating activities	401	(23)	1,261	(128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(635)	(494)	(1,136)	(1,077)
Assets constructed for others	—	(6)	—	(16)
Proceeds from sale-leaseback transactions	—	—	24	—
Purchases of short-term investments	(319)	(1,532)	(370)	(3,210)
Proceeds from sales of short-term and other investments	72	1,820	1,226	3,540
Other, net	—	6	(3)	(28)
Net cash used in investing activities	(882)	(206)	(259)	(791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payroll Support Program stock warrants repurchase	—	(6)	—	(6)
Proceeds from Employee stock plans	15	15	32	30
Repurchase of common stock	(1,500)	—	(2,250)	—
Payments of long-term debt and finance lease obligations	(2,592)	(8)	(2,598)	(16)
Payments of cash dividends	(103)	—	(210)	(215)
Other, net	2	3	(10)	(20)
Net cash provided by (used in) financing activities	(4,178)	4	(5,036)	(227)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,659)	(225)	(4,034)	(1,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,134	8,367	7,509	9,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,475	$8,142	$3,475	$8,142

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$53	$92	$64	$110
Income taxes	$4	$4	$5	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$20	$6	$34	$21
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements as required in Form 10-K. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2025 and 2024 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. For example, absent other factors, travel demand is generally higher during the summer period, or the Company’s second and third fiscal quarters. However, air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, have created, and may continue to create, significant volatility in the Company's financial results. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2025. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Segments and Related Disclosures

The Company's chief operating decision maker, the Company's President, Chief Executive Officer, & Vice Chairman of the Board of Directors, assesses performance for the Company's single reportable segment and decides how to allocate resources based on its Net income or loss (see the unaudited Condensed Consolidated Statement of Comprehensive Income).

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

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel typically represents one of the largest operating expenses for airlines. The Company has historically aimed to reduce volatility in operating expenses through its fuel hedging program. However, based on higher fuel hedging premium costs over time and other factors, the Company has discontinued its fuel hedging program in 2025 and does not intend to add additional fuel derivatives at this time.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. This resulted in the derecognition of all remaining related hedge assets in the unaudited Condensed Consolidated Balance Sheet. The cash proceeds from this transaction totaled approximately $40 million, which will reduce future premium costs. Approximately $36 million was reclassified from Accumulated Other Comprehensive Income ("AOCI") and recognized as an increase to Fuel and oil expense within the unaudited Condensed Consolidated Statement of Comprehensive Income during second quarter 2025, all of which is characterized as premium expense from fuel hedging activities, including amounts associated with terminated fuel hedge positions. As of June 30, 2025, approximately $209 million remained in AOCI related to these closed positions. This balance in AOCI does not include any tax impact, will also be characterized as premium expense and similarly reclassified as an increase to Fuel and oil expense in future periods when the originally forecasted transactions occur (through the end of 2027), and is net of the impact of the cash proceeds from the hedge terminations. See Note 4 for additional information on AOCI.

All cash flows associated with purchasing and selling fuel derivatives (including terminations) are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	6/30/2025	12/31/2024
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$22
Fuel derivative contracts (gross)	Other assets	—	108
Total derivatives designated as hedges		$—	$130
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

All of the Company's prior period fuel derivative instruments were subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company determined were subject to netting requirements in the accompanying unaudited Condensed Consolidated Balance Sheet are those in which the Company paid or received cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company netted such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company elected to utilize netting for its prior period fuel derivative instruments and also classified such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the unaudited Condensed Consolidated Balance Sheet.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2025			December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—	$22	$(4)	$18
Fuel derivative contracts	Other assets	$—	$—	$—	$108	$(18)	$90	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		June 30, 2025			December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—	$4	$(4)	$—
Fuel derivative contracts	Other assets	$—	$—	$—	$18	$(18)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the impact of derivative instruments, including terminations, within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2025 and 2024:

Location and amount recognized in income on cash flow hedging relationships
	Three months ended June 30, 2025			Three months ended June 30, 2024
(in millions)	Fuel and oil		Other operating expenses	Fuel and oil	Other operating expenses
Total	$36		$2	$17	$2

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	36	(a)		17
Other:
Amount of loss reclassified from AOCI into income	—		2	—	2
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated.

Location and amount recognized in income on cash flow hedging relationships
	Six months ended June 30, 2025			Six months ended June 30, 2024
(in millions)	Fuel and oil		Other operating expenses	Fuel and oil	Other operating expenses
Total	$73		$3	$39	$4

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	73	(a)	—	39	—
Other:
Amount of loss reclassified from AOCI into income	—		3	—	4
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated.

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	June 30,
(in millions)	2025	2024
Fuel derivative contracts	$40	$23

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Six months ended
	June 30,
(in millions)	2025	2024
Fuel derivative contracts	$69	$22

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2025	2024
Fuel derivative contracts	$—	$2	Other (gains) losses, net

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Six months ended		Location of (gain) loss recognized in income on derivatives
	June 30,
(in millions)	2025	2024
Fuel derivative contracts	$—	$3	Other (gains) losses, net

The Company also recorded expenses associated with net premiums paid for fuel derivative contracts that settled/expired and/or terminated during the three and six months ended June 30, 2025 and 2024. Gains and/or losses associated with fuel derivatives that qualified for hedge accounting were ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that did not qualify for hedge accounting were recorded to Other (gains) losses, net. The following tables present the expense impacts and their locations within the unaudited Condensed Consolidated Statement of Comprehensive Income during the periods the contracts settled or were scheduled to settle:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Expense (benefit) recognized in income on derivatives

	Three months ended		Location of expense (benefit) recognized in income on derivatives
	June 30,
(in millions)	2025	2024
Fuel derivative contracts designated as hedges	$36	$40	Fuel and oil
Fuel derivative contracts not designated as hedges	—	(1)	Other (gains) losses, net

	Expense (benefit) recognized in income on derivatives

	Six months ended		Location of expense (benefit) recognized in income on derivatives
	June 30,
(in millions)	2025	2024
Fuel derivative contracts designated as hedges	$73	$79	Fuel and oil
Fuel derivative contracts not designated as hedges	—	(1)	Other (gains) losses, net

Interest Rate Swaps
The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of June 30, 2025, or as of December 31, 2024. The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented.

Credit Risk and Collateral
The Company had no cash collateral posted or received as of June 30, 2025.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. See Note 3. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,
(in millions)	2025	2024
NET INCOME	$213	$367
Unrealized loss on fuel derivative instruments, net of deferred taxes of ($4) and ($3)	(12)	(10)
Other, net of deferred taxes of $1 and $—	1	2
Total other comprehensive loss	$(11)	$(8)
COMPREHENSIVE INCOME	$202	$359

	Six months ended June 30,
(in millions)	2025	2024
NET INCOME	$64	$137
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of ($4) and $3	(12)	7
Other, net of deferred taxes of $1 and $—	2	4
Total other comprehensive income (loss)	$(10)	$11
COMPREHENSIVE INCOME	$54	$148

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2025:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at March 31, 2025	$(193)	$167	$(6)	$8	$(24)
Changes in fair value	(52)	—	—	12	(40)
Reclassification to earnings	36	—	2	(9)	29
Balance at June 30, 2025	$(209)	$167	$(4)	$11	$(35)

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(193)	$167	$(7)	$8	$(25)
Changes in fair value	(90)	—	—	21	(69)
Reclassification to earnings	74	—	3	(18)	59
Balance at June 30, 2025	$(209)	$167	$(4)	$11	$(35)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2025:

Three months ended June 30, 2025
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$36	Fuel and oil expense
	9	Less: Tax expense
	$27	Net of tax
Other	$2	Other operating expenses
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$29	Net of tax

Six months ended June 30, 2025
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$74	Fuel and oil expense
	17	Less: Tax expense
	$57	Net of tax
Other	$3	Other operating expenses
	1	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$59	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and six months ended June 30, 2025 and 2024:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Passenger non-loyalty	$5,448	$5,544	$10,214	$10,224
Passenger loyalty - air transportation	870	895	1,670	1,694
Passenger ancillary sold separately	309	273	554	506
Total passenger revenues	$6,627	$6,712	$12,438	$12,424

As of June 30, 2025, and December 31, 2024, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	June 30, 2025	December 31, 2024
Air traffic liability - passenger travel and ancillary passenger services	$3,603	$3,393
Air traffic liability - loyalty program	4,693	4,849
Total Air traffic liability	$8,296	$8,242

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Air traffic liability - loyalty program - beginning balance	$4,841	$4,987	4,849	$4,916
Amounts deferred associated with points awarded	748	901	1,565	1,794
Revenue recognized from points redeemed - Passenger	(870)	(895)	(1,670)	(1,694)
Revenue recognized from points redeemed - Other	(26)	(31)	(51)	(54)
Air traffic liability - loyalty program - ending balance	$4,693	$4,962	$4,693	$4,962

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of June 30, 2025 and 2024 were as follows:

	Six months ended June 30,
(in millions)	2025	2024
Air traffic liability - beginning balance	$8,242	$8,279
Current period sales (a)	12,489	13,276
Revenue from amounts included in contract liability opening balances	(3,855)	(4,021)
Revenue from current period sales	(8,580)	(8,458)
Air traffic liability - ending balance	$8,296	$9,076
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On May 28, 2025, the Company implemented a change to its flight credit policy. Flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will have a specified expiration date of one year or less, depending on the type of fare purchased. Flight credits issued between July 28, 2022, and May 28, 2025, including any future issuances associated with bookings made prior to the policy change on May 28, 2025, do not have an expiration date. As the Company believes that a portion of Customer flight credits issued will not be redeemed, it estimates and records breakage associated with such amounts. Customer flight credits represent approximately 6 percent and 8 percent of the total Air traffic liability balance as of June 30, 2025, and December 31, 2024, respectively.

The Company recognizes revenue related to the marketing, advertising, and other travel-related benefits of the cash receipts associated with various loyalty partner agreements including, but not limited to, its co-branded credit card agreement with JPMorgan Chase Bank, N.A. (“Chase”). For the three months ended June 30, 2025 and 2024, the Company recognized $567 million and $556 million of such revenue, respectively, the majority of which is within Other operating revenues. For the six months ended June 30, 2025 and 2024, the Company recognized $1.1 billion in each period of such revenue.

Through the co-branded credit card agreement with Chase, the Company sells loyalty points, certain marketing benefits, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, the use of the Company’s resource team, and other airline benefits. The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. In 2025, the Company and Chase have amended the co-brand credit card agreement—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned seating and premium seating initiative, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. For each change to the agreement, the Company estimated the selling prices and volumes over the term of the amended agreement in order to determine the allocation of proceeds to each of the three performance obligations identified in the agreement, which have been characterized as a transportation component, a marketing component, and an airline benefits component. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase, and the airline benefits are recognized as Passenger revenue when they are provided. As a result of the amended co-brand agreement, a larger portion of the Company’s co-brand credit card benefits from Chase are now being classified within Passenger revenues during 2025.

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2025 and 2024, an immaterial number of shares related to the Company's restricted stock units were excluded from the denominator because inclusion of such shares would be antidilutive. During second quarter 2025, the Company's remaining balance of 1.25 percent Convertible Senior Notes due 2025 (the "Convertible Notes") of $1.6 billion was repaid, settling both principal and accrued interest. Due to this maturity, the Convertible Notes did not have a dilutive impact on the net income per share calculation and interest expense was not added back to the numerator for second quarter 2025.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
NUMERATOR:
Net income	$213	$367	$64	$137
Add: Interest expense	—	5	—	9
Net income attributable to common stockholders	$213	$372	$64	$146

DENOMINATOR:
Weighted-average shares outstanding, basic	538	599	561	598
Dilutive effects of Convertible Notes	—	43	—	43
Dilutive effect of restricted stock units	3	1	3	2
Weighted-average shares outstanding, diluted	541	643	564	643

NET INCOME PER SHARE:
Basic	$0.40	$0.61	$0.11	$0.23
Diluted	$0.39	$0.58	$0.11	$0.23

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

As of June 30, 2025, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit, commercial paper, and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. See Note 3 for further information on the Company’s derivative instruments and hedging activities. The Company’s derivative instruments held in prior periods consisted of over-the-counter contracts, which were not traded on a public exchange. Fuel derivative instruments historically consisted solely of option contracts, whereas interest rate derivatives have historically consisted solely of swap agreements. The Company determined the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model historically used by the Company is an industry standard model for valuing options and is a similar model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company categorized these option contracts as Level 3. Volatility information was obtained from external sources, but was analyzed by the Company for reasonableness and compared to similar information

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

received from other external sources. The fair value of option contracts considered both the intrinsic value and any remaining time value associated with those derivatives that had not yet settled. The Company also considered counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compared its option valuations to third party valuations. Any significant differences noted were researched in order to determine the reason. However, historically, no significant differences were noted. The Company consistently applied these valuation techniques in prior periods presented and believes it obtained the most accurate information available for the types of derivative contracts it held.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	June 30, 2025	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$3,295	$3,295	$—
Commercial paper	180	—	180
Short-term investments:
Certificates of deposit	64	—	64
Time deposits	300	—	300
Equity Securities	394	394	—
Total assets	$4,233	$3,689	$544
(a) Cash equivalents are primarily composed of money market investments and treasury bills.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,209	$7,209	$—	$—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,094	1,094	—	—
Certificates of deposit	122	—	122	—
Fuel derivatives:
Option contracts (b)	130	—	—	130
Equity Securities	367	367	—	—
Total assets	$9,222	$8,670	$422	$130
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2025, or the year ended December 31, 2024. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025:

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of March 31, 2025	$92
Total loss for the period
Included in other comprehensive income	(52)
Proceeds from portfolio termination	(40)
Balance as of June 30, 2025	$—

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2024	$130
Total loss for the period
Included in other comprehensive income	(90)
Proceeds from portfolio termination	(40)
Balance at June 30, 2025	$—

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of June 30, 2025, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Maturity Date	Carrying value	Estimated fair value	Fair value level hierarchy
3.00% Notes	2026	300	294	Level 2
7.375% Debentures	2027	106	110	Level 2
3.45% Notes	2027	300	293	Level 2
5.125% Notes	2027	1,727	1,743	Level 2
2.625% Notes	2030	500	456	Level 2
1.000% Payroll Support Program Loan (a)	2031	566	562	Level 3
1.000% Payroll Support Program Loan (a)	2031	526	516	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loans. The fifth anniversary for the second and third tranches will occur in January and April 2026, respectively. See Note 10 for further information.

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2025	December 31, 2024
Trade receivables	$60	$47
Credit card receivables	144	143
Business partners	648	573
Taxes receivable	10	11
Fuel hedging and receivables	—	1
Reinsurance receivable	120	168
Other	31	167
Accounts and other receivables	$1,013	$1,110

(in millions)	June 30, 2025	December 31, 2024
Derivative contracts	$—	$90
Intangible assets, net	295	300
Equity securities	394	367
Prepaid maintenance	257	263
Other	60	61
Other assets	$1,006	$1,081

(in millions)	June 30, 2025	December 31, 2024
Accounts payable trade	$278	$339
Salaries, withholdings and payroll taxes	519	536
Ticket taxes and fees	391	318
Aircraft maintenance payable	49	33
Fuel payable	85	86
Dividends payable	95	107
Third party services	210	176
Other payable	184	223
Accounts payable	$1,811	$1,818

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	June 30, 2025	December 31, 2024
Voluntary Separation Program and severance pay	$20	$48
Profit-sharing and savings plans	54	151
Vacation pay	673	657
Health	201	192
Workers compensation	205	178
Property and income taxes	69	53
Interest	17	23
Bonus pay	97	208
Reinsurance payable	205	249
Aircraft maintenance	118	92
Other	381	355
Accrued liabilities	$2,040	$2,206

	June 30, 2025	December 31, 2024
Postretirement obligation	$260	$256
Other deferred compensation	446	412
Other	332	241
Other noncurrent liabilities	$1,038	$909
For further information on derivative instruments, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and certain technology-related costs, among other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft (together, the "MAX aircraft"), which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received 17 -8 aircraft deliveries from Boeing in second quarter 2025 and retired seven 737-700 ("-700") aircraft. In addition, during second quarter 2025, the Company exercised nine -7 options for delivery in 2026.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, primarily as a result of manufacturing challenges and delays in achieving Federal Aviation Administration ("FAA") certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer. As a result of Boeing's delivery delays, the Company has previously replanned its capacity and delivery expectations multiple times and will continue to closely monitor the ongoing aircraft delivery delays with Boeing and further adjust expectations as needed.

As of June 30, 2025, the Company had the following firm orders and options for future periods:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2025	70		66		—	136	(c)
2026	82		—		4	86
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	314	(a)	196	(b)	162	672
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
(c) Includes 28 -8 deliveries received year-to-date through June 30, 2025. In addition, the Company has included the remaining 63 of its 2024 contractual but undelivered aircraft (27 -7s and 36 -8s) within its 2025 contractual commitments. The 2025 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	36	63
2025 Contractual Deliveries	43	30	73
2025 Combined Contractual Total	70	66	136

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of June 30, 2025, were:

(in billions)	2025		2026	2027	2028	2029	2030 and thereafter	Total
Payments for capital commitments	$2.9	(a)	$2.4	$2.5	$2.8	$2.5	$2.8	$15.9
(a) Capital commitments associated with the Company's firm orders in 2025 of $2.9 billion include approximately $1.6 billion primarily related to the existing scheduled 73 MAX aircraft to be delivered in 2025 and $1.3 billion related to 63 MAX aircraft (27 -7s and 36 -8s) that were contractually committed for 2024, but were not received.
Subsequent to June 30, 2025, and through July 24, 2025, the Company converted eleven 2025 -7 firm orders into 2025 -8 firm orders, resulting in an immaterial change to the Company's capital commitments noted above.

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

District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement and the Court reset the deadline for August 21, 2025. The proposed settlement is fully accrued as of June 30, 2025.

On December 27, 2019, a former customer service agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was argued on July 9, 2025, and the Court has not yet issued a final order. Trial is currently set for August 11, 2025. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

10. FINANCING ACTIVITIES

Convertible Notes due 2025

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of the Convertible Notes, bearing interest at a rate of 1.25 percent, payable semi-annually in arrears. The Company repurchased $689 million during the two year period ending December 31, 2022, and the remaining $1.6 billion principal amount of the Convertible Notes was repaid at maturity during second quarter 2025 utilizing available cash on hand. An immaterial amount of Convertible Note conversions settled at maturity.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Non-cash amortization of debt issuance costs	$1	$3	$3	$5
Contractual coupon interest	2	5	7	10
Total interest expense	$3	$8	$10	$15

The unamortized debt issuance costs were recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies with regards to the Convertible Notes through the settlement date, May 1, 2025.
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

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued promissory notes in favor of Treasury (each initially classified as a component of Long-term debt less current maturities in the unaudited Condensed Consolidated Balance Sheet). The note associated with the PSP1 Payroll Support Program was originally due in April 2030 but was redeemed early on April 17, 2025 in the amount of $976 million, utilizing available cash on hand. The notes associated with the PSP2 and PSP3 Payroll Support Programs are due in January and April 2031, respectively.

On the day after the fifth anniversary of each of the PSP2 and PSP3 Notes, the applicable interest rates are scheduled to change to the Secured Overnight Financing Rate plus two percent.

Revolving Credit Facility

As of June 30, 2025, the Company had access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. On July 22, 2025, the Company exercised the accordion feature under the Amended Credit Agreement, increasing the size of the facility to $1.5 billion. For the six months ended June 30, 2025 and 2024, there were no amounts outstanding under the Amended Credit Agreement.

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

Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in second quarter 2025 (the "Second Quarter 2025 ASR Program"), the Company paid $1.5 billion and received an initial delivery of 45,300,111 shares during April 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Second Quarter 2025 ASR Program. This share amount was based on the $26.49 closing price of the Company's common stock on April 25, 2025. Final settlement of the Second Quarter 2025 ASR Program is scheduled to occur by the end of July 2025 and will be based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed at time of settlement.

On July 23, 2025, the Board approved a new $2.0 billion share repurchase authorization of the Company's common stock.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

11. RESTRUCTURING

On February 17, 2025, the Company announced a reduction in its workforce designed to reduce operating costs, increase efficiency, and create a leaner and more agile organization as part of its transformational plan. The workforce reduction of approximately 1,750 Employee roles was focused almost entirely on corporate overhead and leadership positions and represented approximately 15 percent of corporate positions, including senior leadership. Separations were substantially complete by the end of second quarter 2025.

As a result of this workforce reduction, the Company recorded a one-time expense of $62 million in first quarter 2025, which is included on the unaudited Condensed Consolidated Statement of Comprehensive Income as part of Salaries, wages, and benefits and Other operating expenses. Substantially all of the expense is due to Employee severance payments and related professional fees and was substantially paid in first and second quarter 2025. The Company does not expect to incur any material additional costs in connection with this reduction in workforce. Additionally, as of June 30, 2025, $6 million of this one-time expense is included as part of Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2025 and 2024 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2025	2024	Change
Revenue passengers carried (000s)	35,507	37,509	(5.3)%
Enplaned passengers (000s)	44,385	47,267	(6.1)%
Revenue passenger miles (RPMs) (in millions)(a)	36,885	38,221	(3.5)%
Available seat miles (ASMs) (in millions)(b)	46,996	46,250	1.6%
Load factor(c)	78.5%	82.6%	(4.1)	pts.
Average length of passenger haul (miles)	1,039	1,019	2.0%
Average aircraft stage length (miles)	786	766	2.6%
Trips flown	367,952	375,749	(2.1)%
Seats flown (000s)(d)	59,265	59,775	(0.9)%
Seats per trip(e)	161.1	159.1	1.3%
Average passenger fare	$186.65	$178.94	4.3%
Passenger revenue yield per RPM (cents)(f)	17.97	17.56	2.3%
Operating revenues per ASM (cents)(g)	15.41	15.90	(3.1)%
Passenger revenue per ASM (cents)(h)	14.10	14.51	(2.8)%
Operating expenses per ASM (cents)(i)	14.94	15.04	(0.7)%
Operating expenses per ASM, excluding fuel (cents)	12.11	11.58	4.6%
Operating expenses per ASM, excluding fuel and profit sharing (cents)	12.08	11.52	4.9%
Fuel costs per gallon, including fuel tax	$2.32	$2.76	(15.9)%
Fuel costs per gallon, including fuel tax (economic)	$2.32	$2.76	(15.9)%
Fuel consumed, in gallons (millions)	570	577	(1.2)%
Active fulltime equivalent Employees	72,242	74,081	(2.5)%
Aircraft at end of period	810	817	(0.9)%

	Six months ended June 30,
	2025	2024	Change
Revenue passengers carried (000s)	65,497	70,381	(6.9)%
Enplaned passengers (000s)	81,524	88,164	(7.5)%
Revenue passenger miles (RPMs) (in millions)(a)	67,513	71,308	(5.3)%
Available seat miles (ASMs) (in millions)(b)	88,427	88,497	(0.1)%
Load factor(c)	76.3%	80.6%	(4.3)	pts.
Average length of passenger haul (miles)	1,031	1,013	1.8%
Average aircraft stage length (miles)	779	760	2.5%
Trips flown	699,838	725,728	(3.6)%
Seats flown (000s)(d)	112,502	115,469	(2.6)%
Seats per trip(e)	160.8	159.1	1.1%
Average passenger fare	$189.90	$176.52	7.6%
Passenger revenue yield per RPM (cents)(f)	18.42	17.42	5.7%
Operating revenues per ASM (cents)(g)	15.46	15.46	—%
Passenger revenue per ASM (cents)(h)	14.07	14.04	0.2%
Operating expenses per ASM (cents)(i)	15.46	15.46	—%
Operating expenses per ASM, excluding fuel (cents)	12.55	11.92	5.3%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	12.53	11.88	5.5%
Fuel costs per gallon, including fuel tax	$2.40	$2.84	(15.5)%
Fuel costs per gallon, including fuel tax, economic	$2.40	$2.84	(15.5)%
Fuel consumed, in gallons (millions)	1,071	1,101	(2.7)%
Active fulltime equivalent Employees	72,242	74,081	(2.5)%
Aircraft at end of period	810	817	(0.9)%
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

	Three months ended June 30,
(in millions, except per share amounts)
GAAP	2025	2024	Change
Operating income	$225	$398	(43.5)%
Net income	$213	$367	(42.0)%
Net income per share, diluted	$0.39	$0.58	(32.8)%

Non-GAAP
Operating income	$245	$405	(39.5)%
Net income	$230	$370	(37.8)%
Net income per share, diluted	$0.43	$0.58	(25.9)%

The Company's operating income and net income for the three months ended June 30, 2025, on a GAAP and non-GAAP basis, decreased compared to the same prior year period. Operating revenues decreased by 1.5 percent as a result of a decline in travel demand versus the same prior year period, particularly in domestic leisure travel, where the Company is more heavily weighted than larger industry peers. Operating expenses remained relatively flat, driven by higher Salaries, wages, and benefits expense, partially offset by lower Fuel and oil expense. On a GAAP basis, the Company's Operating expenses increased 0.9 percent year-over-year. Operating expenses for the three months ended June 30, 2025, on a non-GAAP basis, excluded pre-tax charges of $20 million.

	Six months ended June 30,
(in millions, except per share amounts)
GAAP	2025	2024	Change
Operating income	$2	$6	(66.7)%
Net income	$64	$137	(53.3)%
Net income per share, diluted	$0.11	$0.23	(52.2)%

Non-GAAP
Operating income	$117	$28	n.m.
Net income	$153	$152	0.7%
Net income per share, diluted	$0.27	$0.25	8.0%

The Company's net income for the six months ended June 30, 2025, on a GAAP basis, decreased 53.3 percent compared to the same prior year period, while on a non-GAAP basis, net income remained relatively flat year-over-year. While Operating revenues were flat year-over-year, an increase in Salaries, wages, and benefits expense was offset by the year-over-year decline in Fuel and oil expense. The Company has implemented cost savings initiatives, including a reduction in its corporate workforce, resulting in a first quarter 2025 charge, but resulting in lower salaries, wages, and benefits on a go-forward basis. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information. Additionally, Net income was impacted by lower interest income driven by lower cash and investment balances, partially offset by lower interest expense as a result of debt repayments. The

Company's operating income for the six months ended June 30, 2025, on a non-GAAP basis increased compared to the same prior year period primarily due to lower Fuel and oil expense, partially offset by higher Salaries, wages, and benefits expense. Operating expense for the six months ended June 30, 2025, on a non-GAAP basis, excluded pre-tax charges of $115 million, most notably $62 million related to severance and related professional fees associated with the Company's reduction in workforce.

2025 Outlook

The following tables provide select financial guidance for third quarter 2025 and full year 2025, and select full year 2025 and 2026 targets.

3Q 2025 Estimation
RASM (a), year-over-year	Down 2% to up 2%
ASMs (b), year-over-year	~Flat
Fuel cost per gallon (c)	$2.40 to $2.50
ASMs per gallon (fuel efficiency)	82 to 84
CASM-X (d), year-over-year (e)(f)	Up 3.5% to 5.5%
Scheduled debt repayments (millions)	~$6
Interest expense (millions)	~$35

2025 Estimation
EBIT (g) (millions)	$600 to $800

	2025 Target	2026 Target
EBIT (g) contribution from initiatives (billions)	~$1.8	~$4.3

(a) Operating revenue per available seat mile ("RASM" or "unit revenues").
(b) Available seat miles ("ASMs" or "capacity").
(c) Based on market prices as of July 17, 2025. Fuel cost per gallon includes fuel taxes and fuel hedging net premium expense of $0.07 per gallon related to terminated fuel derivative contracts. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(d) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profit sharing ("CASM-X" or "unit costs").
(e) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
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
(g) Earnings before interest and taxes, excluding special items ("EBIT"), a non-GAAP financial measure, also excludes gains or losses from fleet transactions. Projections do not reflect the potential impact of special items because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.

The Company expects third quarter 2025 unit revenues to be in the range of down 2 percent to up 2 percent on roughly flat capacity, both on a year-over-year basis. This guidance range assumes a modest sequential improvement in demand, as well as an estimated impact of approximately one point related to a temporary reduction in the conversion rate of basic economy bookings on the Company's website following the May 28, 2025 launch of its basic economy product. The Company took swift action and refined its booking flow and marketing approach in an effort to reduce friction, as well as offer additional promotional activity, and bookings and conversion rates quickly returned to expected levels. Company-specific initiatives provide a unique offset to the broader industry revenue impact, and will continue to accelerate throughout third quarter 2025. Third quarter 2024 RASM included approximately one point of positive year-over-year impact from the CrowdStrike industry event.

The Company continues to expect to achieve its $370 million cost reduction target this year. The Company anticipates third quarter 2025 CASM-X to increase in the range of 3.5 percent to 5.5 percent, on roughly flat capacity, both on a year-over-year basis. This increase is driven primarily by the continuation of inflationary pressures, including those associated with labor contracts ratified in 2024, as well as approximately one point from the timing of engine overhaul expenses and one-half point from aircraft retrofit costs in advance of extra legroom seating launching in January 2026. Excluding the impact of book gains from fleet transactions in the fourth quarter of both years, the Company continues to expect fourth quarter 2025 CASM-X to be up low-single digits, year-over-year. Projections do not reflect the potential impact of fuel and oil expense, special items, and profit sharing because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort. The Company remains focused on driving efficiencies to offset overall inflationary cost pressures and achieve its multi-year cost reduction targets.

The Company has provided full year 2025 EBIT guidance, which assumes further sequential improvement from third quarter 2025, driven by accelerating incremental revenue from Company-specific initiatives, the recovery of the temporary basic economy optimization impact, and anticipated improvement in domestic leisure travel trends. The Company realized approximately one-third of its $1.8 billion 2025 initiative EBIT target in first half 2025 and remains highly confident in its ability to realize the remaining amount during second half 2025, as the value of initiatives are expected to accelerate throughout second half 2025 and more meaningfully into 2026.

Company Overview

Transformational Initiative Highlights

The Company is evolving rapidly, implementing its previously announced transformational initiatives, which are expected to enhance optionality for current and future Customers, improve financial performance, and drive Shareholder value. During second quarter 2025, the Company:

•Introduced bag fees for most fare products for flights booked and ticketed or changed on or after May 28, 2025. The Company continues to offer two free checked bags to Rapid Rewards® A-List Preferred Members and Customers traveling on Business Select fares and offers one free checked bag to A-List Members and co-brand Cardmembers under its credit card program (weight and size limitations apply);
•Introduced a basic fare product beginning on May 28, 2025, in lieu of its prior Wanna Get Away® fare product;
•Updated its flight credit policy for tickets purchased on or after May 28, 2025, with flight credits originating from a basic fare expiring six months from ticketing date and flight credits issued for other fares expiring one year from the date of ticketing;
•Announced plans to transition to new fare products, Choice Extra, Choice Preferred, and Choice (formerly Business Select, Anytime, and Wanna Get Away Plus), in conjunction with sales of assigned and premium seating with a sell date of July 29, 2025 for travel beginning January 27, 2026;
•Announced an international airline partnership with China Airlines, which is expected to launch in early 2026, creating the first trans-Pacific airline partnership for Southwest; and
•Expanded its partnership with Icelandair, connecting Customers on dual-carrier itineraries through gateway airports Baltimore/Washington, Denver, and Nashville. Beginning July 14, 2025, Icelandair and Southwest added connecting service through Orlando, Pittsburgh, and Raleigh-Durham, providing more access between Europe and cities across the Company’s network.

These strategic moves add to the initiatives already underway at Southwest, including the implementation of assigned seating and extra legroom options. The move to assigned and extra legroom seating requires incorporating new technologies and procedures. In April, 2025, the Company received necessary approvals and certifications from the Federal Aviation Administration ("FAA") to begin extra legroom seating retrofits on Boeing 737-8 ("-8") and Boeing 737-800 ("-800") aircraft. Such retrofits began during second quarter 2025 and are expected to continue through the rest of the year. As of July 24, 2025, the Company has completed retrofits of more than 220 aircraft for extra legroom seating. The Company expects its Boeing 737-700 ("-700") aircraft to receive necessary approvals and certifications later this year.

The Company has also continued to enhance its onboard offerings, with improvements such as faster WiFi, in-seat power, and larger overhead bins, and work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats.

Other Initiatives and Quarterly Developments

In second quarter 2025, the Company returned $1.6 billion to Shareholders through $103 million in dividend payments and a $1.5 billion accelerated share repurchase program, which was launched in April 2025 and which will be completed by the end of July 2025. The Company has no amounts remaining under its September 2024 $2.5 billion share repurchase authorization. On July 23, 2025, the Board approved a new $2.0 billion share repurchase authorization of the Company's common stock, which is expected to be completed over a period of up to two years. See "Liquidity and Capital Resources" below and Part II, Item 2 - Issuer Purchases of Equity Securities for further information on the Company's share repurchases.

On July 14, 2025, the Company announced its intention to commence new service at Cyril E. King International Airport on St. Thomas beginning early 2026.

On May 16, 2025, the Company's 35 Network Operations Control Customer Planners, added to the existing Passenger Service Employees craft or class to be represented by the International Association of Machinists and Aerospace Workers (“IAM”), entered into a tentative agreement as part of the accretion process to join an existing collective-bargaining agreement. The vote to ratify a contract amendment with the Company failed, and the Company is continuing negotiations with the IAM.

In 2025, the Company and JPMorgan Chase Bank, N.A. ("Chase") have amended the co-brand credit card agreement—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned seating and premium seating initiative, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025.

In February 2025, the Company implemented a reduction in workforce that provided for the reduction of approximately 1,750 Employee roles, or 15 percent of corporate positions. As a result of the reduction in workforce, the Company incurred a one-time expense of $62 million during first quarter 2025 and estimates 2025 savings of approximately $210 million and 2026 savings of approximately $300 million. Separations were substantially complete by the end of second quarter 2025. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.

Fleet Information

As a result of The Boeing Company's ("Boeing") delivery delays, the Company has previously replanned its capacity and delivery expectations multiple times and will continue to closely monitor the ongoing aircraft delivery delays with Boeing and further adjust expectations as needed. In second quarter 2025, the Company entered into a supplemental agreement to its purchase agreement with Boeing relating to the Company's purchase of -8 aircraft and Boeing 737-7 aircraft ("-7", and, together with -8, the "MAX aircraft").

The Company previously announced proactive capacity reductions in the second half of 2025 in an effort to better accommodate the current demand environment and capture associated cost savings, and continues to expect full year 2025 capacity to be up roughly 1 percent, year-over-year. This modest growth is driven entirely by an increase in aircraft utilization provided by redeye flying and turn time reduction initiatives.

The Company has updated its fleet planning assumption to 47 -8 aircraft deliveries in 2025, from its prior estimate of 38 deliveries, as Boeing continues to ramp up production. With these incremental deliveries, the Company now expects to retire approximately 55 aircraft in 2025, compared with its previous estimate of approximately 50 retirements this year. This includes the sale of five -800 aircraft expected to occur in the second half of 2025. The Company continues to expect additional new aircraft deliveries to facilitate the retirement of aircraft from its existing fleet in support of its fleet monetization and capital allocation strategies.

The Company ended second quarter 2025 with 810 Boeing 737 aircraft, including 273 -8 aircraft. During second quarter 2025, the Company retired seven -700 aircraft and took delivery of 17 -8 aircraft. As of July 24, 2025, during 2025 the Company has exercised a total of 21 -7 options for delivery in 2026. The Company's order book with Boeing as of July 24, 2025, consists of a total of 510 MAX firm orders (303 -7 aircraft and 207 -8 aircraft), less 28 -8 deliveries to date in 2025, for the years 2025 through 2031, including 63 MAX aircraft that were contractually committed for 2024, but were not received, and 162 MAX options (-7s or -8s) for the years 2026 through 2031.

Material Changes in Results of Operations

Comparison of three months ended June 30, 2025 and June 30, 2024

	Three months ended June 30,		Increase (Decrease)	Percent change
(in millions)	2025	2024
Passenger	$6,627	$6,712	$(85)	(1.3)%
Freight	44	45	(1)	(2.2)
Other	573	597	(24)	(4.0)
Total operating revenues	$7,244	$7,354	$(110)	(1.5)%

Salaries, wages, and benefits	$3,262	$2,999	$263	8.8%
Fuel and oil	1,326	1,599	(273)	(17.1)
Maintenance materials and repairs	331	350	(19)	(5.4)
Landing fees and airport rentals	567	511	56	11.0
Depreciation and amortization	400	404	(4)	(1.0)
Other operating expenses	1,133	1,093	40	3.7
Total operating expenses	$7,019	$6,956	$63	0.9%

Operating Revenues

Total operating revenues for second quarter 2025 decreased by $110 million, or 1.5 percent, year-over-year. Passenger revenues for second quarter 2025 decreased by $85 million, or 1.3 percent, year-over-year, and Other revenues for second quarter 2025 decreased by $24 million, or 4.0 percent, year-over-year. Second quarter 2025 RASM was 15.41 cents, finishing 3.1 percent lower than second quarter 2024. The nominal Passenger revenue and unit revenue decreases were primarily due to a 4.1 point year-over-year decline in Load factor, partially offset by a 2.3 percent increase in yield. The yield improvements were primarily due to revenue management actions and capacity moderation. Additionally, second quarter 2025 RASM results include a nearly one-half point headwind due to a temporary reduction in the conversion rate of basic economy bookings on the Company's website that occurred following the May 28, 2025 launch of its basic economy product.

Operating Expenses

Operating expenses for second quarter 2025 increased by $63 million, or 0.9 percent, compared with second quarter 2024, and capacity increased 1.6 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense and Landing fees and airport rentals expense, partially offset by a year-over-year decrease in Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the second quarter of 2025 and 2024, followed by explanations of these changes on both a dollar and unit basis.

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2025		2024
Salaries, wages, and benefits	6.94	¢	6.47	¢	0.47	¢	7.3%
Fuel and oil	2.83		3.46		(0.63)		(18.2)
Maintenance materials and repairs	0.70		0.76		(0.06)		(7.9)
Landing fees and airport rentals	1.21		1.12		0.09		8.0
Depreciation and amortization	0.85		0.87		(0.02)		(2.3)
Other operating expenses	2.41		2.36		0.05		2.1
Total	14.94	¢	15.04	¢	(0.10)	¢	(0.7)%
Operating expenses per ASM for second quarter 2025 decreased by 0.7 percent, compared with second quarter 2024, primarily due to a decrease in Fuel and oil expense, partially offset by increases in Salaries, wages, and benefits expense and Landing fees and airport rentals expense. Operating expenses per ASM for second quarter 2025, excluding Fuel and oil expense, profit sharing, and special items (a non-GAAP financial measure), increased 4.7 percent, compared with second quarter 2024, primarily due to contract-driven wage rate inflation in Salaries, wages, and benefits expense in 2025. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for second quarter 2025 increased by $263 million, or 8.8 percent, compared with second quarter 2024. On a per ASM basis, second quarter 2025 Salaries, wages, and benefits expense increased 7.3 percent, compared with second quarter 2024. On a dollar and per ASM basis, the majority of the increase was due to net step/pay rate increases and related benefits for certain workgroups.

Fuel and oil expense for second quarter 2025 decreased by $273 million, or 17.1 percent, compared with second quarter 2024. On a per ASM basis, second quarter 2025 Fuel and oil expense decreased 18.2 percent. On a dollar and per ASM basis, the decrease was primarily attributable to lower jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging net premium expense and fuel derivative contract settlements:

	Three months ended June 30,
	2025		2024
Economic fuel costs per gallon	$2.32		$2.76
Fuel hedging premium expense (in millions)	$36	(a)	$39
Fuel hedging cash settlement gain (in millions)	$—		$21
Fuel hedging premium expense per gallon	$0.06	(a)	$0.07
Fuel hedging cash settlement gain per gallon	$—		$0.04
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's second quarter 2025 available seat miles per gallon ("fuel efficiency") increased 2.9 percent, year-over-year, primarily due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts to effectively close its fuel hedging portfolio. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. Therefore, as of June 30, 2025, the Company did not have any outstanding fuel derivative contracts to hedge its future fuel consumption. The Company does not intend to add additional fuel derivatives to its portfolio. As such, the Company will be fully exposed to fluctuations in jet fuel prices, which are expected to remain volatile. See Part II, Item 1A. Risk Factors – “The Company’s business can be significantly affected by the availability of jet fuel, fuel prices, and volatility of fuel prices, and the Company’s operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company’s strategic plans and future profitability are likely to be affected by the Company’s ability to address fuel availability, price increases, and volatility.”

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income in the periods the originally forecasted transactions occur. See Note 4 to the unaudited Condensed Consolidated Financial Statements for additional information on AOCI. The following table displays the Company's deferred amounts in AOCI as of June 30, 2025, and the future periods in which these items will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income (in millions):

Year	Amount of gains (losses) deferred in AOCI at June 30, 2025
Remainder of 2025	$(72)
2026	(115)
2027	(22)
Total	$(209)

Maintenance materials and repairs expense for second quarter 2025 decreased by $19 million, or 5.4 percent, compared with second quarter 2024. On a per ASM basis, Maintenance materials and repairs expense decreased 7.9 percent compared with second quarter 2024. On a dollar and per ASM basis, approximately $26 million of the decrease was due to fewer airframes in routine heavy check compared to 2024 and approximately $18 million of the decrease was due to fewer routine bulk purchases of materials for the Company's seat refurbishment efforts. These decreases were partially offset by an increase of approximately $26 million due to engine shop visits associated with the Company's -700 fleet.

Landing fees and airport rentals expense for second quarter 2025 increased by $56 million, or 11.0 percent, compared with second quarter 2024. On a per ASM basis, Landing fees and airport rentals expense increased 8.0 percent, compared with second quarter 2024. On a dollar and per ASM basis, approximately 80 percent of the increase was primarily attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space. The remainder of the increase was primarily due to receiving fewer favorable settlements and credits from various airports in second quarter 2025.

Depreciation and amortization expense for second quarter 2025 decreased by $4 million, or 1.0 percent, compared with second quarter 2024. On a per ASM basis, Depreciation and amortization expense decreased 2.3 percent compared with second quarter 2024. On a dollar and per ASM basis, the decrease was primarily due to accelerating depreciation for fewer -700 aircraft planned for early retirement in 2025 compared to 2024. This decrease was partially offset by the acquisition of 40 -8 aircraft and new assets for technology and ground equipment being placed into service since second quarter 2024.

Other operating expenses for second quarter 2025 increased by $40 million, or 3.7 percent, compared with second quarter 2024. Included within this line item was aircraft rentals expense in the amounts of $80 million and $49 million for the three-month periods ended June 30, 2025 and 2024, respectively. On a per ASM basis, Other operating expenses increased 2.1 percent, compared with second quarter 2024. On a dollar and per ASM basis, the increase was primarily due to (i) a $31 million increase in aircraft rentals expense associated with recent fleet transactions, (ii) a $21 million increase in maintenance agreement expense driven by expanded cloud-based services, and (iii) a $19 million increase as a result of per diem rates paid to Flight crews. These increases were partially offset by a $38 million decrease in advertising and promotional campaign costs.

Non-Operating Expenses (Income)

Interest expense for second quarter 2025 decreased by $24 million, or 38.1 percent, compared with second quarter 2024, primarily due to significant debt repayments since second quarter 2024. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Interest income for second quarter 2025 decreased by $76 million, or 58.5 percent, compared with second quarter 2024, primarily due to lower cash and investment balances and a lower average interest rate in the Company's total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in millions)	2025	2024
Mark-to-market impact from fuel contracts settling in current and future periods	$—	$2
Premium benefit of fuel contracts not designated as hedges	—	(1)
Mark-to-market impact on deferred compensation plan investments	(28)	(8)
Other	1	2
	$(27)	$(5)
Income Taxes

The Company's effective tax rate was 23.9 percent in second quarter 2025, compared with 23.2 percent in second quarter 2024. The year-over-year increase in the tax rate was primarily due to an increase in state taxes.

Comparison of six months ended June 30, 2025 and June 30, 2024

	Six months ended June 30,		Increase (Decrease)	Percent change
(in millions)	2025	2024
Passenger	$12,438	$12,424	$14	0.1%
Freight	86	87	(1)	(1.1)
Other	1,148	1,172	(24)	(2.0)
Total operating revenues	$13,672	$13,683	$(11)	(0.1)%

Salaries, wages, and benefits	$6,364	$5,939	$425	7.2%
Fuel and oil	2,575	3,130	(555)	(17.7)
Maintenance materials and repairs	623	711	(88)	(12.4)
Landing fees and airport rentals	1,090	975	115	11.8
Depreciation and amortization	795	812	(17)	(2.1)
Other operating expenses	2,223	2,110	113	5.4
Total operating expenses	$13,670	$13,677	$(7)	(0.1)%
Operating Revenues

Passenger revenues for the six months ended June 30, 2025, increased by $14 million, or 0.1 percent, compared with the first six months of 2024. On a unit basis, Passenger revenues remained flat, year-over-year. The dollar increase was primarily due to average yields increasing 5.7 percent due to revenue management actions, partially offset by a 6.9 percent decrease in revenue Passengers carried.

Other revenues for the six months ended June 30, 2025, decreased by $24 million, or 2.0 percent, year-over-year. On a dollar basis, approximately 50 percent of the decrease was due to a larger portion of the Company’s co-brand credit card benefits from Chase being classified within Passenger revenues during 2025, as a result of the amended co-brand agreement effective in January 2025. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information. The majority of the remainder of the year-over-year decline was due to a reduction in other partner sales attributable to softer travel demand.

Operating Expenses

Operating expenses for the six months ended June 30, 2025, decreased by $7.0 million, or 0.1 percent, compared with the first six months of 2024, and capacity decreased 0.1 percent over the same prior year period. The vast majority of the dollar decrease was due to a year-over-year decrease in Fuel and oil expense, partially offset by higher Salaries, wages, and benefits expense and higher Landing fees and airport rentals expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first six months of 2025 and 2024, followed by explanations of these changes on a dollar basis.

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2025		2024		change		change
Salaries, wages, and benefits	7.20	¢	6.72	¢	0.48	¢	7.1%
Fuel and oil	2.91		3.54		(0.63)		(17.8)
Maintenance materials and repairs	0.70		0.80		(0.10)		(12.5)
Landing fees and airport rentals	1.23		1.10		0.13		11.8
Depreciation and amortization	0.90		0.92		(0.02)		(2.2)
Other operating expenses	2.52		2.38		0.14		5.9
Total	15.46	¢	15.46	¢	—	¢	—%

Operating expenses per ASM for the first six months of 2025 was flat, compared with the first six months of 2024, primarily due to a decrease in the Company's fuel cost per gallon being offset by increases in Salaries, wages, and benefits expense, Other operating expenses, and Landing fees and airport rentals expense. Operating expenses per ASM for the first six months of 2025, excluding Fuel and oil expense, profit sharing, and special items (a non-GAAP financial measure), increased 4.6 percent, year-over-year, primarily due to contract-driven wage rate inflation in Salaries, wages, and benefits expense in 2025. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2025 increased by $425 million, or 7.2 percent, compared with the first six months of 2024. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2025 increased 7.1 percent, compared with the first six months of 2024. On a dollar and per ASM basis, approximately 60 percent of the increase was due to step/pay rate increases and related benefits for certain workgroups. Additionally, approximately 10 percent of the increase was due to a one-time severance cost as a result of the workforce reduction in February 2025, which was considered a special item and excluded from the Company's non-GAAP financials. See Note 11 to the unaudited Condensed Consolidated Financial Statements for additional detail regarding the reduction in workforce, and Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Fuel and oil expense for the first six months of 2025 decreased by $555 million, or 17.7 percent, compared with the first six months of 2024. On a per ASM basis, Fuel and oil expense for the first six months of 2025 decreased 17.8 percent. On a dollar and per ASM basis, the decrease was primarily attributable to a decrease in the Company's fuel cost per gallon. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Six months ended June 30,
	2025		2024
Economic fuel costs per gallon	$2.40		$2.84
Fuel hedging premium expense (in millions)	$73	(a)	$78
Fuel hedging cash settlement gain (in millions)	$—		$38
Fuel hedging premium expense per gallon	$0.07	(a)	$0.07
Fuel hedging cash settlement gains per gallon	$—		$0.03
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Maintenance materials and repairs expense for the first six months of 2025 decreased by $88 million, or 12.4 percent, compared with the first six months of 2024. On a per ASM basis, Maintenance materials and repairs expense decreased 12.5 percent, compared with the first six months of 2024. On a dollar and per ASM basis, the decrease was primarily due to (i) a $45 million decrease in engine shop visits and various other engine expenses for the Company's -800 fleet, (ii) a $42 million decrease driven by fewer airframes in routine heavy check compared to the same period in 2024, and (iii) a $19 million reduction in routine bulk purchases of materials for the Company's seat refurbishment efforts. These decreases were partially offset by a $32 million increase in engine shop visits and various other engine expenses associated with the Company's -700 fleet.

Landing fees and airport rentals expense for the first six months of 2025 increased by $115 million, or 11.8 percent, compared with the first six months of 2024. On a per ASM basis, Landing fees and airport rentals expense increased 11.8 percent, compared with the first six months of 2024. On a dollar and per ASM basis, approximately

75 percent of the increase was largely due to an increase in airport rental expense throughout the network driven by higher rates charged by airports for leased space. The remainder of the increase was primarily due to receiving fewer favorable settlements and credits from various airports.

Depreciation and amortization expense for the first six months of 2025 decreased by $17 million, or 2.1 percent, compared with the first six months of 2024. On a per ASM basis, Depreciation and amortization expense decreased 2.2 percent, compared with the first six months of 2024. On a dollar and per ASM basis, the decrease was primarily due to accelerating depreciation for fewer -700 aircraft planned for early retirement in 2025 compared to 2024. This decrease was partially offset by an increase due to technology projects being placed into service since second quarter 2024.

Other operating expenses for the first six months of 2025 increased by $113 million, or 5.4 percent, compared with the first six months of 2024. Included within this line item was aircraft rentals expense in the amount of $167 million and $101 million for the six months ended June 30, 2025 and 2024, respectively. On a per ASM basis, Other operating expenses increased 5.9 percent, compared with the first six months of 2024. On a dollar and per ASM basis, the increase was primarily due to (i) a $66 million increase in aircraft rental expense associated with recent fleet transactions, (ii) a $40 million increase due to higher maintenance agreement expense driven by expanded cloud-based service, (iii) a $30 million increase due to higher professional fees driven by professional advisory fees related to the Company's implementation of its transformational plan, and (iv) a $26 million increase due to an increase in per diem rates paid to Flight crews. These increases were partially offset by a $67 million decrease in advertising and promotional campaigns.

Other expenses (income)

Interest expense for the first six months of 2025 decreased by $43 million, or 33.6 percent, compared with the first six months of 2024, primarily due to significant debt repayments since second quarter 2024. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for the first six months of 2025 increased by $9 million, or 60.0 percent, compared with the first six months of 2024, primarily due to an increase in various technology projects, facilities projects, and aircraft under construction.

Interest income for the first six months of 2025 decreased by $133 million, or 49.1 percent, compared with the first six months of 2024, primarily due to lower cash and investment balances and a lower average interest rate in the Company's total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
(in millions)	2025	2024
Mark-to-market impact from fuel contracts settling in current and future periods	$—	$3
Premium benefit of fuel contracts not designated as hedges	—	(1)
Mark-to-market impact on deferred compensation plan investment	(11)	(23)
Other	2	4
	$(9)	$(17)

Income Taxes

The Company's effective tax rate was approximately 27.4 percent for the first six months of 2025, compared with 24.4 percent for the first six months of 2024. The year-over-year increase in the tax rate was primarily due to additional federal tax credits recorded in 2024 and the impact of changes in pre-tax book income on the effective tax rate.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2025	2024	Change	2025	2024	Change
Fuel and oil expense, unhedged	$1,290	$1,581		$2,502	$3,091
Add: Premium cost of fuel contracts designated as hedges (a)	36	40		73	79
Deduct: Fuel hedge gains included in Fuel and oil expense, net	—	(22)		—	(40)
Fuel and oil expense, as reported	$1,326	$1,599	(17.1)	$2,575	$3,130	(17.7)
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	1		—	2
Deduct: Premium benefit of fuel contracts not designated as hedges	—	(1)		—	(1)
Fuel and oil expense, excluding special items (economic)	$1,326	$1,599	(17.1)	$2,575	$3,131	(17.8)

Total operating expenses, as reported	$7,019	$6,956		$13,670	$13,677
Deduct: Labor contract adjustment	—	—		—	(9)
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	1		—	2
Deduct: Premium benefit of fuel contracts not designated as hedges	—	(1)		—	(1)
Deduct: Impairment of long-lived assets	(8)	—		(8)	—
Deduct: Litigation accruals	—	—		(19)	(7)
Deduct: Transformation costs	(12)	—		(26)	—
Deduct: Severance and related costs (c)	—	—		(62)	—
Deduct: Professional advisory fees	—	(7)		—	(7)
Total operating expenses, excluding special items	$6,999	$6,949	0.7	$13,555	$13,655	(0.7)
Deduct: Fuel and oil expense, excluding special items (economic)	(1,326)	(1,599)		(2,575)	(3,131)
Operating expenses, excluding Fuel and oil expense and special items	$5,673	$5,350	6.0	$10,980	$10,524	4.3
Deduct: Profit-sharing expense	(14)	(31)		(14)	(31)
Operating expenses, excluding Fuel and oil expense, special items, and profit sharing	$5,659	$5,319	6.4	$10,966	$10,493	4.5

Operating income, as reported	$225	$398		$2	$6
Add: Labor contract adjustment	—	—		—	9
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	(1)		—	(2)
Add: Premium benefit of fuel contracts not designated as hedges	—	1		—	1
Add: Impairment of long-lived assets	8	—		8	—
Add: Litigation accruals	—	—		19	7
Add: Transformation costs	12	—		26	—
Add: Severance and related costs (c)	—	—		62	—
Add: Professional advisory fees	—	7		—	7
Operating income, excluding special items	$245	$405	(39.5)	$117	$28	317.9

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2025	2024	Change	2025	2024	Change

Other gains, net, as reported	$(27)	$(5)		$(9)	$(17)
Deduct: Mark-to-market impact from fuel contracts settling in future periods (b)	—	(2)		—	(3)
Add: Premium benefit of fuel contracts not designated as hedges	—	1		—	1
Other gains, net, excluding special items	$(27)	$(6)	n.m.	$(9)	$(19)	(52.6)%

Income before income taxes, as reported	$280	$478		$88	$181
Add: Labor contract adjustment	—	—		—	9
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	(1)		—	(2)
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	—	2		—	3
Add: Impairment of long-lived assets	8	—		8	—
Add: Litigation accruals	—	—		19	7
Add: Transformation costs	12	—		26	—
Add: Severance and related costs (c)	—	—		62	—
Add: Professional advisory fees	—	7		—	7
Income before income taxes, excluding special items	$300	$486	(38.3)	$203	$205	(1.0)

Provision for income taxes, as reported	$67	$111		$24	$44
Add: Net income tax impact of fuel and special items (d)	3	5		26	9
Provision for income taxes, net, excluding special items	$70	$116	(39.7)	$50	$53	(5.7)

Net income, as reported	$213	$367		$64	$137
Add: Labor contract adjustment	—	—		—	9
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	(1)		—	(2)
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	—	2		—	3
Add: Litigation accruals	—	—		19	7
Add: Transformation costs	12	—		26	—
Add: Severance and related costs (c)	—	—		62	—
Add: Professional advisory fees	—	7		—	7
Add: Impairment of long-lived assets	8	—		8	—
Deduct: Net income tax impact of special items (d)	(3)	(5)		(26)	(9)
Net income, excluding special items	$230	$370	(37.8)	$153	$152	0.7

	Three months ended June 30,				Percent	Six months ended June 30,				Percent
	2025		2024		Change	2025		2024		Change
Net income per share, diluted, as reported	$0.39		$0.58			$0.11		$0.23
Add: Impact of special items	0.05		0.01			0.21		0.03
Deduct: Net income tax impact of special items (d)	(0.01)		(0.01)			(0.05)		(0.01)
Net income per share, diluted, excluding special items	$0.43		$0.58		(25.9)	$0.27		$0.25		8.0

Operating expenses per ASM (cents)	14.94	¢	15.04	¢		15.46	¢	15.46	¢
Deduct: Impact of special items	(0.04)		(0.02)			(0.13)		(0.02)
Deduct: Fuel and oil expense divided by ASMs	(2.83)		(3.46)			(2.91)		(3.54)
Deduct: Profit-sharing expense divided by ASMs	(0.03)		(0.06)			(0.02)		(0.04)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profit sharing (cents)	12.04	¢	11.50	¢	4.7	12.40	¢	11.86	¢	4.6

(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(c) Represents Employee severance payments and related professional fees resulting from the workforce reduction in February 2025 ($53 million in Salaries, wages, and benefits and $9 million in Other operating expenses). See Note 11 to the unaudited Condensed Consolidated Financial Statements for further information.
(d) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	June 30, 2025		June 30, 2024
Operating income (loss), as reported	$318		$(281)
Breakage revenue adjustment	116		—
Severance and related costs	62		—
Voluntary Employee programs	5		—
TWU 555 contract adjustment	—		9
TWU 556 contract adjustment	—		95
SWAPA contract adjustment	—		354
Net impact from fuel contracts	(43)		16
Professional advisory fees	30		7
Transformation costs	30		—
DOT settlement	—		107
Litigation accruals	19		7
Impairments	8		—
Operating income, non-GAAP	$545		$314
Net adjustment for aircraft leases (a)	182		127
Adjusted operating income, non-GAAP (A)	$727		$441

Non-GAAP tax rate (B)	22.6%	(d)	23.8%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$563		$336

Debt, including finance leases (b)	$6,699		$8,008
Equity (b)	9,718		10,604
Net present value of aircraft operating leases (b)	967		949
Average invested capital	$17,384		$19,561
Equity adjustment for hedge accounting (c)	31		(61)
Adjusted average invested capital (D)	$17,415		$19,500

Non-GAAP ROIC, pre-tax (A/D)	4.2%		2.3%

Non-GAAP ROIC, after-tax (C/D)	3.2%		1.7%
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
(c) The Equity adjustment in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income and Retained earnings, of gains and/or losses that will settle in future periods, including those associated with the Company's terminated fuel hedges. The current period impact of these gains and/or losses is reflected in the Net impact from fuel contracts in the numerator.
(d) The GAAP twelve month rolling tax rate as of June 30, 2025, was 22.3 percent, and the Non-GAAP twelve month rolling tax rate was 22.6 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP twelve month rolling tax rate as of June 30, 2024, was 41.0 percent, and the Non-GAAP twelve month rolling tax rate was 23.8 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

As a result, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"), including results that it refers to as "economic," which the Company's management utilizes to evaluate its ongoing financial performance and the Company believes provides additional insight to investors as supplemental information to its GAAP results. The non-GAAP measures provided that relate to the Company’s performance on an economic fuel cost basis include Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profit sharing; Operating income, non-GAAP; Adjusted Operating income, non-GAAP; Other (gains) losses, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profit sharing (cents); and Return on invested capital, non-GAAP. For periods in which fuel hedge contracts are utilized, the Company's economic Fuel and oil expense results may differ from GAAP results in that they only include the actual cash settlements from fuel hedge contracts - all reflected within Fuel and oil expense in the period of settlement. Thus, Fuel and oil expense on an economic basis has historically been utilized by the Company, as well as some of the other airlines that utilize fuel hedging, as it reflects the Company’s actual net cash outlays for fuel during the applicable period, inclusive of settled fuel derivative contracts. Any net fuel hedging premium costs paid related to option contracts that are designated as hedges are reflected as a component of Fuel and oil expense, for both GAAP and non-GAAP (including economic) purposes in the period of contract settlement. The Company believes these economic results provide further insight into the impact of the Company's fuel hedges on its operating performance and liquidity since they exclude the unrealized, noncash adjustments and reclassifications that are recorded in GAAP results in accordance with accounting guidance relating to derivative instruments, and they reflect all cash settlements related to fuel derivative contracts within Fuel and oil expense. This enables the Company's management, as well as investors and analysts, to consistently assess the Company's operating performance on a year-over-year or quarter-over-quarter basis after considering all efforts in place to manage fuel expense. However, because these measures are not determined in accordance with GAAP, such measures are susceptible to varying calculations, and not all companies calculate the measures in the same manner. As a result, the aforementioned measures, as presented, may not be directly comparable to similarly titled measures presented by other companies.

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, and (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Also, see Note 3 to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's termination of its remaining fuel hedge derivative instruments.

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
8.A charge associated with a settlement reached with the DOT as a result of the Company's December 2022 operational disruption; and
9.Non-cash impairment charges to remove certain assets from the unaudited Condensed Consolidated Balance Sheet that are no longer in use.

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profit sharing; Operating income, non-GAAP; Adjusted Operating income, non-GAAP; Other (gains) losses, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profit sharing (cents); and Return on invested capital, non-GAAP.

The Company has also provided its calculation of return on invested capital ("ROIC"), which is a measure of financial performance used by management to evaluate its investment returns on capital. ROIC is not a substitute for financial results as reported in accordance with GAAP and should not be utilized in place of such GAAP results. Although ROIC is not a measure defined by GAAP, it is calculated by the Company, in part, using non-GAAP financial measures. Those non-GAAP financial measures are utilized for the same reasons as those noted above for Net income, non-GAAP and Operating income, non-GAAP. The comparable GAAP measures include charges or benefits that are deemed "special items" that the Company believes make its results difficult to compare to prior periods, anticipated future periods, or industry trends, and the Company’s profitability targets and estimates, both internally and externally, are based on non-GAAP results since "special items" cannot be reliably predicted or estimated. The Company believes non-GAAP ROIC is a meaningful measure because it quantifies the Company's effectiveness in generating returns relative to the capital it has invested in its business. Although ROIC is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation in order to allow investors to compare and contrast its calculation to the calculations provided by other companies.

Liquidity and Capital Resources

Net cash provided by operating activities was $401 million for the three months ended June 30, 2025, compared with $23 million used in operating activities in the same prior year period. Net cash provided by operating activities was $1.3 billion for the six months ended June 30, 2025 compared with $128 million used in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the six months ended June 30, 2025, were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization), a $103 million profit-sharing contribution for 2024 pursuant to the Company's Retirement Savings Plan, and a $55 million increase in Air traffic liability driven by higher ticket sales despite a softness in bookings. The operating cash flows for the six months ended June 30, 2024, were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization), the approximately $1.9 billion paid to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively; and the $105 million payout of the Company's Profitsharing Plan contribution for the 2023 Plan year. These decreases were partially offset by a $798 million increase in Air traffic liability driven by higher ticket sales related to an increase in capacity. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities totaled $882 million during the three months ended June 30, 2025, compared with $206 million used in investing activities in the same prior year period. Net Cash used in investing activities totaled $259 million during the six months ended June 30, 2025, compared with $791 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2025 and 2024, Capital expenditures were $1.1 billion.

The Company continues to expect its 2025 capital spending to be in the range of $2.5 billion to $3.0 billion, including the additional aircraft deliveries now expected, as well as the impact of the expected sale of five -800 aircraft this year.

Net cash used in financing activities was $4.2 billion during the three months ended June 30, 2025, compared with $4 million provided by financing activities for the same prior year period. Net cash used in financing activities was $5.0 billion during the six months ended June 30, 2025, compared with $227 million used in financing activities for the same prior year period. During the six months ended June 30, 2025, the Company paid $210 million in cash dividends to Shareholders related to the first quarter 2025 and fourth quarter 2024 declarations. Additionally, the Company expended $2.25 billion to repurchase the Company's outstanding common stock through authorized share repurchases during the six months ended June 30, 2025. The repurchases of common stock amounts in the unaudited Consolidated Statement of Cash Flows may differ from the unaudited Consolidated Statement of Stockholder's Equity due to the timing of excise taxes incurred and subsequent payment on share repurchases, net of issuances. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt unless otherwise disclosed. During second quarter 2025, the Company repaid both the Convertible Notes and the PSP1 Payroll Support Program loan in the amounts of $1.6 billion and $976 million, respectively. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on the Convertible Notes, PSP1 Payroll Support Program loan, and future debt maturities. During the six months ended June 30, 2024, the Company paid $215 million in cash dividends to Shareholders for the fourth quarter 2023 and first quarter 2024 declarations, and the Company repaid $16 million in finance lease obligations.

The Company completed its September 2024 $2.5 billion share repurchase authorization in second quarter 2025, repurchasing $1.5 billion of its outstanding common stock through an accelerated share repurchase program. Final settlement of the second quarter 2025 accelerated share repurchase program is expected to occur by the end of July 2025. On July 23, 2025, the Board approved a new $2.0 billion share repurchase authorization of the Company's common stock, which is expected to be completed over a period of up to two years. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated repurchase transactions from time to time, depending on market conditions.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

As of June 30, 2025 the Company had access to $1.0 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028. For the six months ended June 30, 2025 and 2024 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. On July 22, 2025, the Company exercised the accordion feature under the Amended Credit Agreement, increasing the size of the facility to $1.5 billion. There were no amounts outstanding under the Amended Credit Agreement as of July 24, 2025.

As of June 30, 2025, the Company carried a working capital deficit of approximately $4.8 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $3.8 billion as of June 30, 2025, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered aircraft and primarily aircraft-related assets with a net book value of approximately $16.6 billion. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of July 24, 2025, for the years 2025 through 2031, the Company has firm orders with Boeing for 510 aircraft (less 28 -8 aircraft received to date in 2025), and options for an additional 162 aircraft. The contractual order book as of July 24, 2025 does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing and their production capability. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of June 30, 2025:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	19	334	313	21
737-800	175	10	203	154	49
737-8	175	3	273	244	29
Totals		11	810	711	99

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

•the Company’s plans and expectations with respect to cost reductions;
•the Company’s financial targets for 2025 and 2026 and factors that could impact the Company’s financial results;
•the Company’s financial guidance for third quarter and full year 2025 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance and expectations;
•the Company’s estimated fuel costs and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates;
•the Company’s plans and expectations for the repayment of debt and its interest expense;
•the Company’s expectations regarding passenger demand, revenue management, revenue trends, and bookings;
•the Company’s focus areas, goals, opportunities, and initiatives, including with respect to flight credit expiration, checked bag fees, creating efficiencies, the Company’s fare structure, airline partnerships, financial performance, and the Company’s co-brand credit card agreement with Chase;
•the Company’s plans and expectations with respect to assigned and extended legroom seating, cabin design and seating, redesigned boarding model, aircraft turn times, and redeye flying;
•the Company’s plans and expectations with respect to capital allocation, capital deployment, infrastructure investments, leverage, and Shareholder returns;
•the Company’s network plans and expectations;
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
•the Company’s financial targets and goals, including with respect to leverage, liquidity, balance sheet goals, and cost mitigation;
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
•the Company's dependence on Boeing, Boeing’s suppliers, and the FAA with respect to the Company's fleet plans and deliveries, capacity and operational plans, assigned and extended legroom seating plans, and other operational plans, strategies, and goals;
•consumer behavior and response with respect to the Company's new commercial products and policies;
•the impact of labor and hiring matters on the Company’s business decisions, plans, strategies, and results;
•the impact of fuel price changes, fuel price volatility, and fuel availability on the Company's business plans and results of operations;
•the Company's dependence on other third parties, in particular with respect to its technology plans, its plans and expectations related to operational excellence and reliability, revenue management, online travel agencies, fuel supply, maintenance, environmental sustainability, Global Distribution Systems, and the impact on the Company's operations and results of operations of any third party delays or non-performance;
•the Company's ability to obtain and maintain adequate infrastructure and equipment to support its operations and initiatives;
•the impact of governmental regulations and other governmental actions, as well as the Company's ability to obtain any required governmental approvals, on the Company's plans, strategies, financial results, and operations;
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
•the cost and effects of the actions of activist shareholders; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging and Aircraft Fuel Risk

Changes in fuel prices could materially affect the Company’s results of operations. As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company discontinued its fuel hedging program in 2025. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. Consequently, the Company is fully exposed to fluctuations in fuel prices. The Company currently expects to consume approximately 1.1 billion gallons of jet fuel in the second half of 2025, and therefore a one-cent per gallon change in the price of aircraft fuel would change the Company’s Fuel and oil expense for such period by approximately $11 million.

As of June 30, 2025, the Company had no cash collateral provided to or held from derivative counterparties and thus had no cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit

card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2025.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2025, no cash holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the Court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the Court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the Court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in

Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. The Company has received the military pay and service records. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement and the Court reset the deadline for August 21, 2025.

On December 27, 2019, a former customer service agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was argued on July 9, 2025, and the Court has not yet issued a final order. Trial is currently set for August 11, 2025. The Company intends to vigorously defend itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. Following more recent communications by the parties regarding the status of the stay, the Court directed the parties to file a joint status report, which was filed on February 24, 2025, with the Company renewing its request that the case be dismissed for lack of standing and lack of subject matter jurisdiction in light of the Fifth Circuit’s decision regarding the Sherman Complaint, which the plaintiffs opposed. On March 11, 2025, the Court heard argument of the parties’ respective positions on the Company’s request for dismissal for lack of standing and lack of subject matter jurisdiction. On June 9, 2025, the Court issued an order dismissing the case for lack of standing and lack of subject matter jurisdiction and entered final judgment in favor of the Company. On July 9, 2025, the plaintiffs in the case filed a notice of appeal to the Fifth Circuit Court of Appeals. No briefing has yet been filed. The Company continues to deny all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself against the appeal.

Two complaints alleging violations of federal securities laws and seeking certification as a class action were filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment contested the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs opposed both requests for relief. On April 3, 2025, the United States District Court for the Southern District of Texas conducted a hearing on the Company’s motion for reconsideration and requested the parties to confer and submit an agreed post-hearing briefing schedule in order for the Court to evaluate and determine the sufficiency of the allegations in Plaintiffs’ amended complaint in accordance with the Private Securities Litigation Reform Act. The parties' respective briefing is currently underway. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

Starting on or about January 24, 2023, the Company’s senior officers and the Board received multiple derivative demand letters from legal counsel for purported Southwest Shareholders demanding that the Board investigate claims, initiate legal action, and take remedial measures in connection with the service disruptions occurring in December 2022. Generally, the demand letters broadly assert that the Company’s directors and senior officers did not make sufficient investments in internal technology systems to prevent large-scale flight disruptions, did not exercise sufficient oversight over the Company’s operations, approved or received unwarranted compensation, caused the Company to make materially misleading public statements, and breached their fiduciary duties to the Company. Additionally, since January 27, 2023, the Company has received multiple letters from counsel for purported Southwest Shareholders making statutory demands for the production of various books and records of the Company, purportedly in an effort to investigate possible derivative claims similar to those made the subject of the derivative demands discussed above. On June 13, 2023, a shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the 14th Judicial District Court of Dallas County, Texas, asserting claims for damages from alleged breach of fiduciary duty, waste of corporate assets, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On June 15, 2023, a second shareholder derivative suit was filed against certain of the Company’s current and former officers and directors in the United States District Court for the Northern District of Texas, asserting claims under Section 14(a) of the Exchange Act and for damages from alleged breach of fiduciary duty, indemnification, and unjust enrichment derivatively on the Company’s behalf against the individual defendants based on similar factual allegations as contained in the demand letters and in the federal class action complaints. On November 14, 2023, a third shareholder derivative suit was filed in the 134th Judicial District of Dallas County, Texas, by some of the same counsel involved in the June 13, 2023, suit against the same defendants in that suit and making allegations of the same operative facts and claims. On June 18, 2024, a fourth shareholder derivative suit was filed in the 101st Judicial District Court of Dallas County, Texas, asserting substantially similar claims as in the first two state court derivative suits. On June 26, 2024, a fifth shareholder derivative suit was filed in the United States District Court for the Northern District of Texas, asserting substantially similar claims as in the first federal derivative suit. On July 18, 2024, a sixth shareholder derivative suit was filed in the United States District Court for the Northern District of Texas, asserting substantially similar claims as in the first federal derivative suit (together with the previous demand letters and shareholder derivative suits, the “Derivative Actions and Demands”).

The Company and the Board have addressed the Derivative Actions and Demands in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors (the "Special Litigation Committee") was appointed to conduct an inquiry regarding the allegations in the Derivative Actions and Demands. The state court cases have been consolidated into one state court case, and the federal cases were later consolidated into one federal case.

As described above, pursuant to the applicable Texas statutes governing derivative demands and litigation, the Special Litigation Committee was duly appointed to conduct an inquiry regarding the claims and allegations asserted in the Derivative Actions and Demands. The Derivative Actions and Demands were all stayed, formally or by agreement, pending the outcome of the investigation by the Special Litigation Committee. On September 19, 2024, the Special Litigation Committee formally reported its findings and resolution concerning its investigation of the Derivative Actions and Demands, which began in July 2023 and concluded with the September 19, 2024 report and resolution, which in turn were delivered to the Company and its Board on September 23, 2024. The Special Litigation Committee retained two law firms to represent the Special Litigation Committee in connection with the Special Litigation Committee’s investigation of the Derivative Actions and Demands and the Special Litigation Committee’s review and assessment of evidence gathered in its investigation. The Special Litigation Committee further reported, among other details, upon its appointment, the independence and disinterestedness of its members, the Special Litigation Committee’s investigative processes, including meetings, scope of investigation, volume of documents reviewed, numbers of witnesses interviewed, other presentations received, review and analysis of evidence and applicable legal standards, work with its counsel, and findings and preparation of the final report and resolution of the Special Litigation Committee. Based upon the Special Litigation Committee report and the conclusions reached therein, the Special Litigation Committee, consistent with its appointment and delegated authority, unanimously adopted a resolution (i) determining that it is not in the best interests of the Company or its Shareholders to pursue the relief requested in the Derivative Actions and Demands; (ii) determining that it is in the best interests of the Company and its Shareholders to reject the Derivative Actions and Demands; (iii) determining that it is in the best interests of the Company and its Shareholders for the Company to move to dismiss the Derivative Actions and Demands; and (iv) instructing that the Company and counsel take all further actions necessary to implement the resolution. On December 26, 2024, the Board received a seventh demand letter, and on January 31, 2025, received an eighth demand letter, each containing allegations substantially similar to those presented in certain of the prior Derivative Actions and Demands, which are being addressed consistent with applicable Texas law governing such demands. On April 1, 2025, the Company filed a motion to dismiss or stay the consolidated state court derivative actions based on the forum selection clause in the Company’s bylaws and the pendency of the related federal derivative cases. In May 2025, the Company and the plaintiffs in the state court derivative actions filed a joint stipulation and proposed order to stay the state court derivative actions and, among other things, to make a ruling on a motion to dismiss in the federal derivative case binding upon the state court derivative actions. On June 18, 2025, the Company filed a motion to lift the stay in the consolidated federal derivative actions and an accompanying motion to dismiss based on the Special Litigation Committee's report, conclusions, and resolution. The parties have submitted to the Court a stipulation with a proposed schedule pertaining to further briefing and related proceedings in connection with the motion to dismiss. The stipulation has not yet been signed by the Court.

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

On April 29, 2025, the Company received a demand letter addressed to the Board, dated April 28, 2025, from a purported Southwest Shareholder contending that the Company’s directors and senior officers breached their fiduciary duties in connection with the Board’s decision to end Southwest’s Bags Fly Free policy and to begin charging passengers for bags. The letter demanded that the Board investigate the circumstances surrounding the policy change and bring suit against individual directors and officers who allegedly breached their duties to the Company. On June 27, 2025, the Company sent a response to the demand letter on behalf of the Board rejecting the allegations and denying them and any other form of wrongdoing. The response letter also noted that the Board approved an amendment and restatement of the Company’s bylaws that, among other things, established a minimum ownership threshold of three percent of Southwest’s outstanding shares in order for a Southwest shareholder to institute or maintain a derivative proceeding, consistent with the provisions in Texas Senate Bill 29, which was signed into law on May 14, 2025. The response letter further noted that the purported shareholder who sent the demand letter claims to hold only 100 shares of the Company’s stock and thus fell well short of the three percent threshold. On July 10, 2025, the shareholder who sent the demand filed a shareholder derivative complaint in the United States District Court for the Northern District of Texas against various directors and officers of the Company based on the contentions asserted in the demand letter. The suit asserts, among other things, that the decision to change Southwest’s Bags Fly Free policy conflicts with the Company’s prior views regarding the policy and is detrimental to the Company’s business, and that the Company’s directors approved the policy to accede to pressure from large shareholder Elliott Investment Management L.P., to preserve their Board seats, or both, rather than to serve the Company’s interests. The complaint also asserts that the amendment and restatement of the Company’s bylaws is ineffective. The Company and its Board deny all allegations of wrongdoing, believe the plaintiffs' positions are without merit, and intend to vigorously defend themselves in all respects.

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

Item 1A. Risk Factors

Except for the additional risk factors set forth below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s business can be significantly affected by the availability of jet fuel, fuel prices, and volatility of fuel prices, and the Company’s operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company’s strategic plans and future profitability are likely to be affected by the Company’s ability to address fuel availability, price increases, and volatility.

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 21.4 percent of the Company’s operating expenses for 2024. Even a small change in market fuel prices can significantly affect profitability. The cost of fuel can be extremely volatile and unpredictable and is subject to many external factors and market expectations that are beyond the Company’s control. For example, fuel prices can be impacted by geopolitical, environmental (including those related to climate change), and economic factors, such as (i) dependency on foreign imports of crude oil and potential or actual hostilities or other conflicts in oil producing areas or along global trade routes; (ii) limitations and/or disruptions in domestic refining or pipeline operations or capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; (v) imposition of economic sanctions on oil-producing countries or specific industry participants; and (vi) changes in currency exchange rates.

The Company is also reliant upon the readily available supply and timely delivery of jet fuel to the airports that it serves. A disruption in refinery production or related service and transportation operations affecting supply could present significant challenges to the Company’s operations and could ultimately cause the cancellation of flights and/or hinder the Company’s ability to provide service to a particular airport. In addition, the occurrence of extreme weather events (regardless of cause), such as flooding, acute or prolonged winter storms, tropical storms, and hurricanes, can also disrupt the jet fuel supply chain and affect fuel prices. For additional discussion of the availability of jet fuel and sustainable aviation fuel, please see Part I, Item 1A. Risk Factors ─ “The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s ability to mitigate the impact of fuel price increases or volatility through increased fares or fees could also be limited by the competitive nature of the airline industry and the unpredictability of the market for air travel. Passengers often purchase tickets well in advance of their travel, and the Company may not be able to increase fares, impose fuel surcharges, increase revenues, or decrease other operating costs sufficiently to offset rapid or prolonged fuel price increases. Further, the Company faces the risk that higher fares may drive a decrease in air travel demand generally or a disproportionate decrease in leisure travel due to price sensitivity. Conversely, prolonged periods of low fuel prices may hinder the Company’s ability to execute on its strategic initiatives as other carriers compete by offering lower fares, flying longer-haul routes, or increasing capacity.

Until recently, the Company has attempted to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, based on higher fuel hedging premium costs over time and other factors, the Company terminated its remaining fuel hedge positions in second quarter 2025 and does not intend to add new fuel derivatives to its portfolio. The Company may review its approach to hedging from time to time based on market conditions and other factors. Purchasing jet fuel at prevailing market prices, which could change substantially over short periods of time, may make the Company’s earnings more vulnerable to volatile fuel prices and could have a material adverse effect on the Company’s results of operations and financial condition. If the Company were to resume its fuel hedging program in the future, it cannot guarantee that the fuel derivatives it uses will provide adequate protection against significant increases in fuel prices. In certain cases, the type of derivative instruments utilized could result in hedging losses, which could result in the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the

Company’s earnings. The Company’s ability to enter into fuel derivative instruments in the future could also be limited by market conditions.

The Company’s prior period fuel hedging arrangements and the various potential impacts of hedge accounting on the Company’s financial position, cash flows, and results of operations are discussed in more detail in Note 3 to the unaudited Condensed Consolidated Financial Statements and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and in Note 1 and Note 10 to the Consolidated Financial Statements.

The Company has adopted certain provisions in its Bylaws that could increase costs to bring a claim, discourage claims, limit the ability of the Company’s Shareholders to bring a claim, or limit the ability of the Company’s Shareholders to bring a claim in a judicial forum viewed by the Shareholders as more favorable for disputes with the Company or the Company’s directors, officers, or other Employees.

The Company’s Bylaws provide that, unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the Northern District of Texas or, if such court lacks jurisdiction, the Texas Business Court located in Dallas County, Texas, will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other Employee of the Company to the Company or the Company’s Shareholders; (c) any action asserting a claim against the Company or any director, officer, or other Employee of the Company pursuant to any provision of the Company’s Restated Certificate of Formation or Bylaws (as either may be amended from time to time) or the Texas Business Organizations Code (“TBOC”); and (d) any other action asserting a claim against the Company or any director, officer, or other Employee of the Company constituting an “internal entity claim” under the TBOC. Each Shareholder is deemed to have waived any right it may have to a trial by jury in any legal action, proceeding, cause of action, or counterclaim concerning any internal entity claim and, to the fullest extent permitted by applicable law, in any other claim, action, or proceeding against the Company or any director, officer, or other Employee of the Company.

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

The Company’s Bylaws further provide that, as permitted by the TBOC, no shareholder (as defined by the TBOC) may institute or maintain a derivative proceeding unless that shareholder beneficially owns at least three (3) percent of the outstanding shares of the Company.

The forum selection, waiver of jury trial, and derivative proceedings threshold provisions may increase costs to bring a claim, discourage claims, limit a Shareholder’s ability to bring a claim, or limit a Shareholder’s ability to bring a claim in a judicial forum that such Shareholder finds favorable for disputes with the Company or the Company’s directors, officers, or other Employees, which may discourage such lawsuits against the Company or the Company’s directors, officers, and other Employees. Alternatively, if a court were to find any of the provisions contained in the Company’s Bylaws to be inapplicable or unenforceable in an action, the Company could incur additional costs associated with resolving such actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2025 through April 30, 2025	49,542,378	$—	(3) (4)	49,542,378	$—
May 1, 2025 through May 31, 2025	—	$—		—	$—
June 1, 2025 through June 30, 2025	—	$—		—	$—
Total	49,542,378			49,542,378

(1) On September 25, 2024, the Board authorized the repurchase of up to $2.5 billion of the Company’s common stock, of which no amounts remained as of the end of second quarter 2025. On July 23, 2025, the Board approved a new $2.0 billion share repurchase authorization of the Company's common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions.

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

(4) Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in second quarter 2025 (the "Second Quarter 2025 ASR Program"), the Company paid $1.5 billion and received an initial delivery of 45,300,111 shares during April 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Second Quarter 2025 ASR Program. This share amount was based on the $26.49 closing price of the Company's common stock on April 25, 2025. Final settlement of the Second Quarter 2025 ASR Program is scheduled to occur by the end of July 2025 and will be based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed at time of settlement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2	Fifth Amended and Restated Bylaws of the Company, effective May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 19, 2025 (File No. 1-7259)).
10.1	Supplemental Agreement No. 24 to Purchase Agreement No. 3729, dated December 13, 2011, between the Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

July 24, 2025	By:	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)