Form 10-Q
period 2025-09-30
SOUTHWEST AIRLINES CO
filed 2025-10-23
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 22, 2025: 517,155,080

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2025 and 2024
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2025 and 2024
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,902	$7,509
Short-term investments	116	1,216
Accounts and other receivables	1,118	1,110
Inventories of parts and supplies, at cost	792	800
Prepaid expenses and other current assets	467	639
Total current assets	5,395	11,274

Property and equipment, at cost:
Flight equipment	26,009	25,202
Ground property and equipment	8,776	8,244
Deposits on flight equipment purchase contracts	402	413
Assets constructed for others	88	88
	35,275	33,947
Less allowance for depreciation and amortization	15,570	14,891
	19,705	19,056
Goodwill	970	970
Operating lease right-of-use assets	1,169	1,369
Other assets	1,073	1,081
	$28,312	$33,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,708	$1,818
Accrued liabilities	2,091	2,206
Current operating lease liabilities	310	328
Air traffic liability	6,862	6,294
Current maturities of long-term debt	23	1,630
Total current liabilities	10,994	12,276

Long-term debt less current maturities	4,079	5,069
Air traffic liability - noncurrent	1,263	1,948
Deferred income taxes	2,210	2,167
Noncurrent operating lease liabilities	846	1,031
Other noncurrent liabilities	1,144	909
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,283	4,199
Retained earnings	16,158	16,332
Accumulated other comprehensive loss	(6)	(25)
Treasury stock, at cost	(13,547)	(11,044)
Total stockholders' equity	7,776	10,350
	$28,312	$33,750

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Passenger	$6,313	$6,250	$18,751	$18,673
Freight	42	43	127	131
Other	594	577	1,743	1,749
Total operating revenues	6,949	6,870	20,621	20,553

OPERATING EXPENSES:
Salaries, wages, and benefits	3,219	3,070	9,583	9,010
Fuel and oil	1,331	1,417	3,907	4,548
Maintenance materials and repairs	299	335	921	1,046
Landing fees and airport rentals	548	493	1,638	1,468
Depreciation and amortization	394	438	1,189	1,250
Other operating expenses	1,123	1,079	3,346	3,188
Total operating expenses	6,914	6,832	20,584	20,510

OPERATING INCOME	35	38	37	43

NON-OPERATING EXPENSES (INCOME):
Interest expense	35	63	120	191
Capitalized interest	(13)	(9)	(38)	(24)
Interest income	(34)	(121)	(172)	(392)
Other (gains) losses, net	(21)	16	(28)	(1)
Total non-operating income	(33)	(51)	(118)	(226)

INCOME BEFORE INCOME TAXES	68	89	155	269
PROVISION FOR INCOME TAXES	14	22	37	65

NET INCOME	$54	$67	$118	$204

NET INCOME PER SHARE, BASIC	$0.10	$0.11	$0.21	$0.34

NET INCOME PER SHARE, DILUTED	$0.10	$0.11	$0.21	$0.34

COMPREHENSIVE INCOME	$83	$19	$137	$167

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	523	599	548	598
Diluted	526	601	551	643
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(758)	(a)	(758)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	13		3
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(103)	—	—		(103)
Comprehensive income (loss)	—	—	(149)	1	—		(148)
Balance at March 31, 2025	$888	$4,210	$16,080	$(24)	$(11,789)		$9,365
Repurchase of common stock	—	—	—	—	(1,515)	(a)	(1,515)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5		17
Share-based compensation	—	25	—	—	—		25
Cash dividends, $0.18 per share	—	—	(94)	—	—		(94)
Comprehensive income (loss)	—	—	213	(11)	—		202
Balance at June 30, 2025	$888	$4,247	$16,199	$(35)	$(13,299)		$8,000
Repurchase of common stock	—	—	—	—	(252)	(a)	(252)
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	4		14
Share-based compensation	—	26	—	—	—		26
Cash dividends, $0.18 per share	—	—	(95)	—	—		(95)
Comprehensive income	—	—	54	29	—		83
Balance at September 30, 2025	$888	$4,283	$16,158	$(6)	$(13,547)		$7,776
(a) Includes excise tax incurred on share repurchases, net of issuances.

	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)	$10,515
Issuance of common and treasury stock pursuant to Employee stock plans	—	(25)	—	—	15	(10)
Share-based compensation	—	10	—	—	—	10
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	(231)	19	—	(212)
Balance at March 31, 2024	$888	$4,138	$15,959	$19	$(10,808)	$10,196
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5	17
Share-based compensation	—	7	—	—	—	7
Cash dividends, $0.18 per share	—	—	(108)	—	—	(108)
Stock warrants repurchase	—	(6)	—	—	—	(6)
Comprehensive income (loss)	—	—	367	(8)	—	359
Balance at June 30, 2024	$888	$4,151	$16,218	$11	$(10,803)	$10,465
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	5	15
Share-based compensation	—	19	—	—	—	19
Cash dividends, $0.18 per share	—	—	(107)	—	—	(107)
Comprehensive income (loss)	—	—	67	(48)	—	19
Balance at September 30, 2024	$888	$4,180	$16,178	$(37)	$(10,798)	$10,411
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54	$67	$118	$204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	394	438	1,189	1,250
Impairment of long-lived assets	—	—	8	—
Unrealized/realized loss on fuel derivative instruments	—	15	—	17
Deferred income taxes	14	19	37	62
Gain on sale-leaseback transactions	—	—	(3)	—
Changes in certain assets and liabilities:
Accounts and other receivables	(83)	193	64	(80)
Other assets	3	(13)	359	4
Accounts payable and accrued liabilities	11	(196)	(209)	(1,668)
Air traffic liability	(172)	(377)	(117)	421
Other liabilities	16	(18)	(19)	(136)
Cash collateral provided to derivative counterparties	—	(8)	(22)	(28)
Other, net	50	(7)	142	(60)
Net cash provided by (used in) operating activities	287	113	1,547	(14)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(678)	(517)	(1,814)	(1,594)
Assets constructed for others	—	(10)	—	(26)
Proceeds from sale-leaseback transactions	—	—	23	—
Purchases of short-term investments	(100)	(636)	(470)	(3,845)
Proceeds from sales of short-term and other investments	350	1,621	1,577	5,160
Other, net	—	—	(3)	(29)
Net cash provided by (used in) investing activities	(428)	458	(687)	(334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payroll Support Program stock warrants repurchase	—	—	—	(6)
Proceeds from Employee stock plans	14	15	46	46
Repurchase of common stock	(250)	—	(2,500)	—
Payments of long-term debt and finance lease obligations	(6)	(11)	(2,603)	(27)
Payments of cash dividends	(189)	(216)	(399)	(431)
Other, net	(1)	2	(11)	(19)
Net cash used in financing activities	(432)	(210)	(5,467)	(437)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(573)	361	(4,607)	(785)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,475	8,142	7,509	9,288

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,902	$8,503	$2,902	$8,503

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$3	$14	$67	$124
Income taxes	$—	$—	$5	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$4	$23	$38	$42
Flight and ground equipment acquired or modified under finance leases	$6	$17	$6	$16
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements as required in Form 10-K. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2025 and 2024 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. For example, absent other factors, travel demand is generally higher during the summer period, or the Company’s second and third fiscal quarters. However, air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, have created, and may continue to create, significant volatility in the Company's financial results. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2025. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on the Company's income tax expense for the quarter ending September 30, 2025, nor is it expected to materially change the Company's effective income tax rate for 2025.
During third quarter 2025, the Company completed an annual review of the estimated residual values of its long-lived assets. As a result of this review, the Company increased the estimated residual values for its Boeing 737-700 ("-700") airframe and -700, Boeing 737-800 ("-800"), and Boeing 737-8 ("-8") engine assets. This change took into consideration third party valuation data and recent market transactions. As this is considered a change in estimate, it has been accounted for on a prospective basis in accordance with Accounting Standards Codification ("ASC") 205, "Accounting Changes and Error Corrections" and thus the Company will record less depreciation expense over the remainder of the useful lives for each related asset. The effect of this change in estimate was an immaterial change to depreciation expense for the three and nine months ended September 30, 2025.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS

On September 18, 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is evaluating this new standard but does not expect it to have a significant impact on its financial statement disclosures.

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

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts
Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel typically represents one of the largest operating expenses for airlines. The Company has historically aimed to reduce volatility in operating expenses through its fuel hedging program. However, based on higher fuel hedging premium costs over time and other factors, the Company discontinued its fuel hedging program in 2025 and does not intend to add additional fuel derivatives at this time.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. This resulted in the derecognition of all remaining related hedge assets in the unaudited Condensed Consolidated Balance Sheet. The cash proceeds from this transaction totaled approximately $40 million, which will reduce future premium costs. Approximately $36 million that was previously expended on hedge positions in prior periods was reclassified from Accumulated Other Comprehensive Income ("AOCI") and recognized as an increase to Fuel and oil expense within the unaudited Condensed Consolidated Statement of Comprehensive Income during third quarter 2025, all of which is characterized as premium expense from terminated fuel hedging positions. As of September 30, 2025,

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

approximately $173 million remained in AOCI related to these closed positions. This balance in AOCI, which does not include any tax impact, will also be characterized as premium expense and similarly reclassified as an increase to Fuel and oil expense in future periods when the originally forecasted transactions occur (through the end of 2027), and is net of the impact of the cash proceeds from the hedge terminations. See Note 4 for additional information on AOCI.

All cash flows associated with purchasing and selling fuel derivatives (including terminations) are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Asset derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	9/30/2025	12/31/2024
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$22
Fuel derivative contracts (gross)	Other assets	—	108
Total derivatives designated as hedges		$—	$130
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

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2025			December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—	$22	$(4)	$18
Fuel derivative contracts	Other assets	$—	$—	$—	$108	$(18)	$90	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		September 30, 2025			December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—	$4	$(4)	$—
Fuel derivative contracts	Other assets	$—	$—	$—	$18	$(18)	$—	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the unaudited Condensed Consolidated Balance Sheet in Note 8.

The following tables present the impact of derivative instruments, including terminations, within the unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024:

Location and amount recognized in income on cash flow hedging relationships
	Three months ended September 30, 2025			Three months ended September 30, 2024
(in millions)	Fuel and oil		Other operating expenses	Fuel and oil	Other operating expenses
Total	$36		$2	$15	$2

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	36	(a)		15
Other:
Amount of loss reclassified from AOCI into income	—		2	—	2
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Location and amount recognized in income on cash flow hedging relationships
	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in millions)	Fuel and oil		Other operating expenses	Fuel and oil	Other operating expenses
Total	$110		$5	$54	$6

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	110	(a)	—	54	—
Other:
Amount of loss reclassified from AOCI into income	—		5	—	6
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated.

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Three months ended
	September 30,
(in millions)	2025	2024
Fuel derivative contracts	$—	$61

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) loss recognized in AOCI on derivatives, net of tax
	Nine months ended
	September 30,
(in millions)	2025	2024
Fuel derivative contracts	$69	$83

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Three months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2025	2024
Fuel derivative contracts	$—	$29	Other (gains) losses, net

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives not designated as hedges
	(Gain) loss recognized in income on derivatives

	Nine months ended		Location of (gain) loss recognized in income on derivatives
	September 30,
(in millions)	2025	2024
Fuel derivative contracts	$—	$31	Other (gains) losses, net

The Company also recorded expenses associated with net premiums paid for fuel derivative contracts that settled/expired and/or terminated during the three and nine months ended September 30, 2025 and 2024. Gains and/or losses associated with fuel derivatives that qualified for hedge accounting were ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that did not qualify for hedge accounting were recorded to Other (gains) losses, net. The following tables present the expense impacts and their locations within the unaudited Condensed Consolidated Statement of Comprehensive Income during the periods the contracts settled or were scheduled to settle:

	Expense (benefit) recognized in income on derivatives

	Three months ended		Location of expense (benefit) recognized in income on derivatives
	September 30,
(in millions)	2025	2024
Fuel derivative contracts designated as hedges	$36	$34	Fuel and oil
Fuel derivative contracts not designated as hedges	—	5	Other (gains) losses, net

	Expense (benefit) recognized in income on derivatives

	Nine months ended		Location of expense (benefit) recognized in income on derivatives
	September 30,
(in millions)	2025	2024
Fuel derivative contracts designated as hedges	$110	$114	Fuel and oil
Fuel derivative contracts not designated as hedges	—	5	Other (gains) losses, net

Interest Rate Swaps
The Company is at times party to certain interest rate swap agreements that are accounted for as cash flow hedges, but had none in place as of September 30, 2025, or as of December 31, 2024. The Company also did not have any interest rate swap agreements designated as fair value hedges, as defined, during the periods presented.

Credit Risk and Collateral
The Company had no cash collateral posted or received as of September 30, 2025.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. See Note 3. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,
(in millions)	2025		2024
NET INCOME	$54		$67
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $8 and ($14)	28	(a)	(50)
Other, net of deferred taxes of $1 and $—	1		2
Total other comprehensive income (loss)	$29		$(48)
COMPREHENSIVE INCOME	$83		$19
(a) Includes reclassification adjustments from Accumulated Other Comprehensive Income into Fuel and oil expense associated with hedges previously terminated.

	Nine months ended September 30,
(in millions)	2025		2024
NET INCOME	$118		$204
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $5 and ($12)	15	(a)	(42)
Other, net of deferred taxes of $1 and $1	4		5
Total other comprehensive income (loss)	$19		$(37)
COMPREHENSIVE INCOME	$137		$167
(a) Includes reclassification adjustments from Accumulated Other Comprehensive Income into Fuel and oil expense associated with hedges previously terminated.

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2025:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at June 30, 2025	$(209)	$167	$(4)	$11	$(35)
Changes in fair value	—	—	—	—	—
Reclassification to earnings	36	—	2	(9)	29
Balance at September 30, 2025	$(173)	$167	$(2)	$2	$(6)

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(193)	$167	$(7)	$8	$(25)
Changes in fair value	(90)	—	—	21	(69)
Reclassification to earnings	110	—	5	(27)	88
Balance at September 30, 2025	$(173)	$167	$(2)	$2	$(6)

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2025:

Three months ended September 30, 2025
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$36	Fuel and oil expense
	8	Less: Tax expense
	$28	Net of tax
Other	$2	Other operating expenses
	1	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$29	Net of tax

Nine months ended September 30, 2025
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$110	Fuel and oil expense
	26	Less: Tax expense
	$84	Net of tax
Other	$5	Other operating expenses
	1	Less: Tax expense
	$4	Net of tax

Total reclassifications for the period	$88	Net of tax

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the three and nine months ended September 30, 2025 and 2024:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Passenger non-loyalty	$4,896	$5,092	$15,110	$15,316
Passenger loyalty - air transportation	805	896	2,475	2,589
Passenger ancillary sold separately	612	262	1,166	768
Total passenger revenues	$6,313	$6,250	$18,751	$18,673

As of September 30, 2025, and December 31, 2024, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	September 30, 2025	December 31, 2024
Air traffic liability - passenger travel and ancillary passenger services	$3,620	$3,393
Air traffic liability - loyalty program	4,505	4,849
Total Air traffic liability	$8,125	$8,242

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Air traffic liability - loyalty program - beginning balance	$4,693	$4,962	4,849	$4,916
Amounts deferred associated with points awarded	649	851	2,214	2,645
Revenue recognized from points redeemed - Passenger	(805)	(896)	(2,475)	(2,589)
Revenue recognized from points redeemed - Other	(32)	(31)	(83)	(86)
Air traffic liability - loyalty program - ending balance	$4,505	$4,886	$4,505	$4,886

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of September 30, 2025 and 2024 were as follows:

	Nine months ended September 30,
(in millions)	2025	2024
Air traffic liability - beginning balance	$8,242	$8,279
Current period sales (a)	18,496	19,181
Revenue from amounts included in contract liability opening balances	(4,634)	(4,593)
Revenue from current period sales	(13,979)	(14,167)
Air traffic liability - ending balance	$8,125	$8,700
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

On May 28, 2025, the Company implemented a change to its flight credit policy. Flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, have a specified expiration date of one year or less, depending on the type of fare purchased. Flight credits issued between July 28, 2022, and May 28, 2025, including any future issuances associated with bookings made prior to the policy change on May 28, 2025, do not have an expiration date. With the launch of the new Getaways by Southwest™ ("Getaways") product, the Company has begun to issue vacation travel credits for cancelled bookings, with an 18-month expiration period from the original booking date. As the Company believes that a portion of Customer travel credits (both flight credits and Getaways travel credits) issued will not be redeemed, it estimates and records breakage associated with such amounts. Customer travel credits represent approximately 5 percent and 8 percent of the total Air traffic liability balance as of September 30, 2025, and December 31, 2024, respectively.

Through the Company's co-branded credit card agreement with JPMorgan Chase Bank, N.A. ("Chase"), the Company sells loyalty points, certain marketing benefits, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, the use of the Company’s resource team, and other airline benefits. The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. In 2025, the Company and Chase amended the co-brand credit card agreement—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned seating and premium seating initiative, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. For each change to the agreement, the Company estimated the selling prices and volumes over the term of the amended agreement in order to determine the allocation of proceeds to each of the three performance obligations identified in the agreement, which have been characterized as a transportation component, a marketing component, and an airline benefits component. The Company defers revenue for points earned by Customers through the Chase agreement, and subsequently records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase, and the airline benefits are recognized as Passenger revenue when they are provided. As a result of the amended co-brand agreement, a larger portion of the Company’s co-brand credit card benefits from Chase are now being classified within Passenger revenues during 2025.

The Company recognizes revenue related to the marketing, advertising, and other travel-related benefits of the cash receipts associated with various loyalty partner agreements including, but not limited to, its co-branded credit card agreement with Chase. For the three months ended September 30, 2025 and 2024, the Company recognized $723 million and $538 million of such revenue, respectively, the majority of which is within Other operating revenues. For the nine months ended September 30, 2025 and 2024, the Company recognized revenues of $1.9 billion and $1.6 billion, respectively.

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During second quarter 2025, the Company's remaining balance of 1.25 percent Convertible Senior Notes due 2025 (the "Convertible Notes") of $1.6 billion was repaid, settling both principal and accrued interest. Due to this maturity, the Convertible Notes did not have a dilutive impact on the net income per share calculation and interest expense was not added back to the numerator for the three months ended September 30, 2025.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025		2024
NUMERATOR:
Net income	$54	$67		$118		$204
Add: Interest expense	—	—	(a)	—	(a)	15
Net income attributable to common stockholders	$54	$67		$118		$219

DENOMINATOR:
Weighted-average shares outstanding, basic	523	599		548		598
Dilutive effects of Convertible Notes	—	—		—		43
Dilutive effect of restricted stock units	3	2		3		2
Weighted-average shares outstanding, diluted	526	601		551		643

NET INCOME PER SHARE:
Basic	$0.10	$0.11		$0.21		$0.34
Diluted	$0.10	$0.11		$0.21		$0.34

Antidilutive amounts excluded from calculations:
Convertible debt	—	44		20	(b)	—
Restricted stock units	—	—		—		1
(a) For the nine months ended September 30, 2025 and the three months ended September 30, 2024, Interest expense is not added back to the numerator due to the impact of the Convertible Notes being anti-dilutive.
(b) For the nine months ended September 30, 2025, the Convertible Notes were outstanding for a portion of the period and were anti-dilutive. See Note 10 for further information on the Convertible Notes.

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

As of September 30, 2025, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments, and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, the Company has certificates of deposit and time deposits that are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

consisted solely of swap agreements. The Company determined the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model historically used by the Company is an industry standard model for valuing options and is a similar model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company categorized these option contracts as Level 3. Volatility information was obtained from external sources, but was analyzed by the Company for reasonableness and compared to similar information received from other external sources. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts in prior periods. The fair value of option contracts considered both the intrinsic value and any remaining time value associated with those derivatives that had not yet settled. The Company also considered counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compared its option valuations to third party valuations. Any significant differences noted were researched in order to determine the reason. However, historically, no significant differences were noted. The Company consistently applied these valuation techniques in prior periods presented and believes it obtained the most accurate information available for the types of derivative contracts it held.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025, and December 31, 2024:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	September 30, 2025	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$2,552	$2,552	$—
Time deposits	350	—	350
Short-term investments:
Certificates of deposit	16	—	16
Time deposits	100	—	100
Equity Securities	433	433	—
Total assets	$3,451	$2,985	$466
(a) Cash equivalents are primarily composed of money market investments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,209	$7,209	$—	$—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,094	1,094	—	—
Certificates of deposit	122	—	122	—
Fuel derivatives:
Option contracts (b)	130	—	—	130
Equity Securities	367	367	—	—
Total assets	$9,222	$8,670	$422	$130
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the unaudited Condensed Consolidated Balance Sheet amounts are presented as an asset. See Note 3.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025, or the year ended December 31, 2024. The following table presents the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025. There was no activity for the three months ended September 30, 2025.

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance at December 31, 2024	$130
Total loss for the period
Included in other comprehensive income	(90)
Proceeds from portfolio termination	(40)
Balance at September 30, 2025	$—

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of September 30, 2025, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	Maturity Date	Carrying value	Estimated fair value	Fair value level hierarchy
3.00% Notes	2026	$300	$296	Level 2
7.375% Debentures	2027	105	109	Level 2
3.45% Notes	2027	300	295	Level 2
5.125% Notes	2027	1,727	1,749	Level 2
2.625% Notes	2030	500	461	Level 2
1.000% Payroll Support Program Loan (a)	2031	566	573	Level 3
1.000% Payroll Support Program Loan (b)	2031	526	524	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent in January 2026. See Note 10 for further information.
(b) The interest rate will change to Secured Overnight Financing Rate plus two percent in April 2026. See Note 10 for further information.

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2025	December 31, 2024
Trade receivables	$52	$47
Credit card receivables	199	143
Business partners	736	573
Taxes receivable	10	11
Fuel hedging and receivables	—	1
Reinsurance receivable and losses recoverable	97	168
Other	24	167
Accounts and other receivables	$1,118	$1,110

(in millions)	September 30, 2025	December 31, 2024
Derivative contracts	$—	$90
Intangible assets, net	295	300
Equity securities	433	367
Prepaid maintenance	282	263
Other	63	61
Other assets	$1,073	$1,081

(in millions)	September 30, 2025	December 31, 2024
Accounts payable trade	$503	$339
Salaries, withholdings and payroll taxes	452	536
Ticket taxes and fees	302	318
Aircraft maintenance payable	43	33
Fuel payable	65	86
Dividends payable	—	107
Third party services	177	176
Other payable	166	223
Accounts payable	$1,708	$1,818

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	September 30, 2025	December 31, 2024
Voluntary Separation Program and severance pay	$2	$48
Profit-sharing and savings plans	44	151
Vacation pay	682	657
Health	218	192
Workers compensation	225	178
Property and income taxes	69	53
Interest	36	23
Deferred supplier credits	12	—
Bonus pay	112	208
Reinsurance payable and losses payable	181	249
Aircraft maintenance	138	92
Other	372	355
Accrued liabilities	$2,091	$2,206

(in millions)	September 30, 2025	December 31, 2024
Postretirement obligation	$261	$256
Other deferred compensation	487	412
Other	396	241
Other noncurrent liabilities	$1,144	$909

For further information on derivative instruments, see Note 3.

Other Operating Expenses
Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, and certain technology-related costs, among other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and -8 aircraft (together, the "MAX aircraft"), which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received eight -8 aircraft deliveries from Boeing in third quarter 2025 and retired 16 aircraft (15 -700 and the sale of one -800). In addition, during third quarter 2025, the Company exercised four -7 options for delivery in 2026.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company, primarily as a result of manufacturing challenges and delays in achieving Federal Aviation Administration ("FAA") certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer. As a result of Boeing's delivery delays, the Company has previously replanned its capacity and delivery expectations multiple times and will continue to closely monitor the ongoing aircraft delivery delays with Boeing and further adjust expectations as needed. Year-to-date through September 30, 2025, the Company converted 42 2025 deliveries from -7 to -8 firm orders.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2025, the Company had the following firm orders and options for future periods:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options	Total
2025	28		108		—	136	(c)
2026	86		—		—	86
2027	19		46		25	90
2028	15		50		25	90
2029	38		34		18	90
2030	45		—		45	90
2031	45		—		45	90
	276	(a)	238	(b)	158	672
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
(c) Includes 36 -8 deliveries received year-to-date through September 30, 2025. In addition, the Company has included 63 of its 2024 contractual but undelivered aircraft (27 -7s and 36 -8s) within its 2025 contractual commitments. The 2025 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	36	63
2025 Contractual Deliveries	1	72	73
2025 Combined Contractual Total	28	108	136

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of September 30, 2025, were:

(in billions)	Remainder of 2025		2026	2027	2028	2029	2030 and thereafter	Total
Payments for capital commitments	$2.7	(a)	$2.4	$2.5	$2.8	$2.5	$2.7	$15.6
(a) Capital commitments associated with the Company's firm orders in 2025 of $2.7 billion include approximately $1.4 billion primarily related to the existing remaining scheduled 73 MAX aircraft to be delivered in 2025 and $1.3 billion related to 63 MAX aircraft (27 -7s and 36 -8s) that were contractually committed for 2024, but were not received.
Subsequent to September 30, 2025, and through October 23, 2025, the Company exercised two -7 options for delivery in 2027, converted one 2025 -7 firm order into a 2025 -8 firm order, and converted five 2026 -7 firm orders into 2026 -8 firm orders, resulting in the Company's 2026 and 2027 capital commitments increasing to $2.5 billion and $2.6 billion, respectively.

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

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement. On September 25, 2025, plaintiffs filed a motion for preliminary approval of the settlement class. The settlement includes an $18.5 million settlement fund and prospective relief that includes a differential pay benefit for up to ten days of military leave per year, which will remain in place for at least five years once initiated. The proposed settlement is fully accrued as of September 30, 2025.

On December 27, 2019, a former customer service agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was granted on July 25, 2025. Judgment was entered in favor of the Company on September 2, 2025, and Plaintiffs filed a notice of appeal on September 4, 2025. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

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

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company recognized interest expense associated with the Convertible Notes as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Non-cash amortization of debt issuance costs	$—	$3	$3	$8
Contractual coupon interest	—	5	7	15
Total interest expense	$—	$8	$10	$23

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

On the day after the fifth anniversary of each of the PSP2 and PSP3 Notes, during January and April 2026, respectively, the applicable interest rates are scheduled to change to the Secured Overnight Financing Rate plus two percent.

Revolving Credit Facility

As of September 30, 2025, the Company had access to $1.5 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028, reflecting the Company’s exercise of the accordion feature to increase the size of the facility on July 22, 2025. For the nine months ended September 30, 2025 and 2024, there were no amounts outstanding under the Amended Credit Agreement.

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

Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in second quarter 2025 (the "Second Quarter 2025 ASR Program"), the Company paid $1.5 billion and received an initial delivery of 45,300,111 shares during April 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Second Quarter 2025 ASR Program. This share amount was based on the $26.49 closing price of the Company's common stock on April 25, 2025. Final settlement of the Second Quarter 2025 ASR Program occurred in August 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in July 2025. Upon settlement, the third-party financial institutions delivered 934,237 additional shares of the Company's common stock to the Company in July 2025, and 388,662 additional shares of the Company's common stock to the Company in August 2025. Upon completion of the Second Quarter 2025 ASR Program in August 2025, the average purchase price per share for the 46,623,010 shares repurchased was $32.17.

On July 23, 2025, the Board approved a new $2.0 billion share repurchase authorization of the Company's common stock. Under an accelerated share repurchase program entered into by the Company with a third-party financial institution in third quarter 2025 (the "Third Quarter 2025 ASR Program"), the Company paid $250 million and received an initial delivery of 6,368,213 shares during September 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Third Quarter 2025 ASR Program. This share amount was based on the $31.39 and $31.43 closing price of the Company's common stock on September 5, 2025 and September 15, 2025, respectively. Final settlement of the Third Quarter 2025 ASR Program occurred in October 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in October 2025. Upon settlement, the third-party financial institution delivered 1,409,551 additional shares of the Company’s common stock to the Company. Upon completion of the Third Quarter 2025 ASR Program in October 2025, the average purchase price per share for the 7,777,764 shares repurchased was $32.14.

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

As a result of this workforce reduction, the Company recorded a one-time expense of $62 million in first quarter 2025, which is included on the unaudited Condensed Consolidated Statement of Comprehensive Income as part of Salaries, wages, and benefits and Other operating expenses. Substantially all of the expense is due to Employee severance payments and related professional fees and was substantially paid in first and second quarter 2025, with approximately $2 million remaining in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2025. The Company does not expect to incur any material additional costs in connection with this reduction in workforce.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2025 and 2024 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2025	2024	Change
Revenue passengers carried (000s)	34,581	35,516	(2.6)%
Enplaned passengers (000s)	43,806	44,711	(2.0)%
Revenue passenger miles (RPMs) (in millions)(a)	36,362	36,735	(1.0)%
Available seat miles (ASMs) (in millions)(b)	45,567	45,219	0.8%
Load factor(c)	79.8%	81.2%	(1.4)	pts.
Average length of passenger haul (miles)	1,051	1,034	1.6%
Average aircraft stage length (miles)	784	770	1.8%
Trips flown	356,952	364,609	(2.1)%
Seats flown (000s)(d)	57,643	58,119	(0.8)%
Seats per trip(e)	161.5	159.4	1.3%
Average passenger fare	$182.56	$175.97	3.7%
Passenger revenue yield per RPM (cents)(f)	17.36	17.01	2.1%
Operating revenues per ASM (cents)(g)	15.25	15.19	0.4%
Passenger revenue per ASM (cents)(h)	13.85	13.82	0.2%
Operating expenses per ASM (cents)(i)	15.17	15.11	0.4%
Operating expenses per ASM, excluding fuel (cents)	12.25	11.97	2.3%
Operating expenses per ASM, excluding fuel and profit sharing (cents)	12.23	11.94	2.4%
Fuel costs per gallon, including fuel tax	$2.40	$2.52	(4.8)%
Fuel costs per gallon, including fuel tax (economic)	$2.40	$2.55	(5.9)%
Fuel consumed, in gallons (millions)	554	562	(1.4)%
Active fulltime equivalent Employees	72,223	73,463	(1.7)%
Aircraft at end of period	802	811	(1.1)%

	Nine months ended September 30,
	2025	2024	Change
Revenue passengers carried (000s)	100,078	105,897	(5.5)%
Enplaned passengers (000s)	125,330	132,875	(5.7)%
Revenue passenger miles (RPMs) (in millions)(a)	103,875	108,044	(3.9)%
Available seat miles (ASMs) (in millions)(b)	133,994	133,717	0.2%
Load factor(c)	77.5%	80.8%	(3.3)	pts.
Average length of passenger haul (miles)	1,038	1,020	1.8%
Average aircraft stage length (miles)	781	763	2.4%
Trips flown	1,056,790	1,090,337	(3.1)%
Seats flown (000s)(d)	170,145	173,588	(2.0)%
Seats per trip(e)	161.0	159.2	1.1%
Average passenger fare	$187.36	$176.34	6.2%
Passenger revenue yield per RPM (cents)(f)	18.05	17.28	4.5%
Operating revenues per ASM (cents)(g)	15.39	15.37	0.1%
Passenger revenue per ASM (cents)(h)	13.99	13.96	0.2%
Operating expenses per ASM (cents)(i)	15.36	15.34	0.1%
Operating expenses per ASM, excluding fuel (cents)	12.45	11.94	4.3%
Operating expenses per ASM, excluding fuel and profitsharing (cents)	12.43	11.90	4.5%
Fuel costs per gallon, including fuel tax	$2.40	$2.73	(12.1)%
Fuel costs per gallon, including fuel tax, economic	$2.40	$2.74	(12.4)%
Fuel consumed, in gallons (millions)	1,624	1,663	(2.3)%
Active fulltime equivalent Employees	72,223	73,463	(1.7)%
Aircraft at end of period	802	811	(1.1)%
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

	Three months ended September 30,
(in millions, except per share amounts)
GAAP	2025	2024	Change
Operating income	$35	$38	(7.9)%
Net income	$54	$67	(19.4)%
Net income per share, diluted	$0.10	$0.11	(9.1)%

Non-GAAP
Operating income	$42	$32	31.3%
Net income	$58	$89	(34.8)%
Net income per share, diluted	$0.11	$0.15	(26.7)%
The Company recorded third quarter 2025 operating revenues of $6.9 billion, a third quarter Company record, despite year-over-year declines in load factor. This increase in operating revenues was primarily driven by revenue initiatives, the largest of which related to the Company's policy change for certain Customers' first and second checked bags that became effective May 28, 2025. This policy change excludes Business Select Customers, Rapid Rewards A-List Preferred Members, and Active-duty military members who all continue to receive both their first and second checked bags free and Rapid Rewards A-List Members and Rapid Rewards Credit Cardmembers who receive their first checked bag free. This initiative led to a year-over-year increase in bag fee revenue, resulting in a year-over-year increase in Operating revenues of $79 million. Despite the third quarter record revenue performance, the Company's operating income and net income for the three months ended September 30, 2025, on a GAAP and non-GAAP basis, decreased compared to the same prior year period. On a GAAP basis, operating expenses increased by $82 million, or 1.2 percent, driven by higher Salaries, wages, and benefits expense, partially offset by lower Fuel and oil expense.

	Nine months ended September 30,
(in millions, except per share amounts)
GAAP	2025	2024	Change
Operating income	$37	$43	(14.0)%
Net income	$118	$204	(42.2)%
Net income per share, diluted	$0.21	$0.34	(38.2)%

Non-GAAP
Operating income	$159	$60	165.0%
Net income	$211	$241	(12.4)%
Net income per share, diluted	$0.38	$0.40	(5.0)%

The Company's net income for the nine months ended September 30, 2025, on a GAAP and non-GAAP basis, decreased compared to the same prior year period. While operating revenues and expenses remained relatively flat, year-over-year, interest income decreased by $220 million driven by lower cash and investment balances. The

Company's operating income for the nine months ended September 30, 2025, on a GAAP basis, decreased compared to the same prior year period primarily due to higher Salaries, wages, and benefits expense and Landing fees and airport rentals. These decreases were partially offset by lower Fuel and oil expense coupled with higher passenger revenue, driven primarily by an increase in bag fee revenue. Operating expense for the nine months ended September 30, 2025, on a non-GAAP basis, excluded pre-tax charges of $122 million, most notably $62 million related to severance and related professional fees associated with the Company's reduction in workforce in the first quarter 2025.

2025 Outlook

The following tables provide select financial guidance for fourth quarter 2025 and full year 2025, and select full year 2025 and 2026 targets.

4Q 2025 Estimation
ASMs (a), year-over-year	Up ~6%
RASM (b), year-over-year	Up 1% to 3%
CASM-X (c), year-over-year (d)(e)	Up 1.5% to 2.5%
Fuel cost per gallon (f)	$2.20 to $2.30

2025 Estimation
EBIT (g) (millions)	$600 to $800

	2025 Target	2026 Target
EBIT (g) contribution from initiatives (billions)	~$1.8	~$4.3

(a) Available seat miles ("ASMs" or "capacity"). This guidance includes approximately 2 points of additional capacity since July 2025 from the impact of shifting extra legroom seating retrofits of Boeing 737-700 ("-700") aircraft to January 2026, which delays the removal of six seats from each of these aircraft.
(b) Operating revenue per available seat mile ("RASM" or "unit revenues"). Fourth quarter 2024 RASM excluded special items related to a breakage revenue adjustment. Please see the Company's Earnings Press Release furnished on January 30, 2025, for additional information.
(c) Operating expenses per available seat mile, excluding fuel and oil expense, special items, and profit sharing ("CASM-X" or "unit costs"). The Company's GAAP and non-GAAP results for fourth quarter 2024 included a $92 million gain from a sale-leaseback transaction. Excluding the impact of expected book gains from fleet transactions in the fourth quarter of both years, the Company anticipates fourth quarter 2025 CASM-X to be in the range of flat to up 1 percent, year-over-year.
(d) See Note Regarding Use of Non-GAAP Financial Measures for additional information on special items. In addition, information regarding special items and economic results is included in the accompanying table Reconciliation of Reported Amounts to Non-GAAP Measures (also referred to as "excluding special items").
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
(f) Based on market prices as of October 15, 2025. Fuel cost per gallon includes fuel taxes and fuel hedging net premium expense of $0.07 per gallon related to terminated fuel derivative contracts. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
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

The Company expects fourth quarter 2025 unit revenues to be in the range of up 1 percent to 3 percent, compared with fourth quarter 2024 unit revenues, excluding special items, on capacity up approximately 6 percent year-over-year, a sequential improvement from third quarter. This guidance range assumes demand strength remains at current levels through the end of the quarter. It also reflects the planned acceleration from the Company's initiatives, the recent observed impact of the government shutdown, and the approximate 2-point year-over-year increase in fourth quarter capacity since July. This 2-point capacity increase is a result of shifting the extra legroom retrofit of the -700 fleet to January, as described below. The Company expects to deliver an all-time quarterly record revenue performance in the fourth quarter.

The Company continues to expect to achieve its $370 million cost reduction target this year. The Company anticipates fourth quarter 2025 CASM-X to be in the range of up 1.5 percent to 2.5 percent, or flat to up 1 percent when excluding the impact of expected book gains from fleet transactions in the fourth quarter of both years, on capacity up approximately 6 percent, all on a year-over-year basis. Unit costs continue to be driven primarily by the continuation of inflationary pressures, including those associated with labor contracts ratified in 2024. The Company remains focused on driving efficiencies to offset overall inflationary cost pressures and achieve its multi-year cost reduction targets.

Company Overview

Third Quarter 2025 Transformational Initiative Highlights

The Company is evolving rapidly, implementing its previously announced transformational initiatives, which are expected to meet the needs of current and future Customers, improve financial performance, and drive Shareholder value. During third quarter 2025, the Company:

•Launched Getaways by Southwest, an in-house packaged vacations product creating more opportunities for Customers to book their vacations
•Transitioned to new fare products, Choice Extra, Choice Preferred, and Choice (formerly Business Select, Anytime, and Wanna Get Away Plus), in conjunction with sales of assigned and premium seating on July 29, 2025, for travel beginning January 27, 2026;
•Announced free WiFi sponsored by T-Mobile for all Rapid Rewards® Members beginning October 24, 2025;
•Announced a new partnership with China Airlines, which is expected to launch in early 2026, creating the first trans-Pacific airline partnership for Southwest;
•Expanded the existing partnership with Icelandair, which began connecting Customers on dual-carrier itineraries through gateway airports Baltimore/Washington, Denver, and Nashville in February 2025. Beginning July 14, 2025, Icelandair and Southwest added connecting service through Orlando, Pittsburgh, and Raleigh-Durham, providing more access between Europe and cities across the Company’s network; and
•Announced a new partnership with EVA Air, a subsidiary of the Evergreen Group, that jointly will operate itineraries between North America and Asia connecting through the carriers' shared gateway airports in Los Angeles, San Francisco, Seattle-Tacoma, and Chicago.

These strategic moves add to the initiatives already underway at Southwest, including the implementation of assigned seating and extra legroom options. The move to assigned and extra legroom seating requires incorporating new technologies and procedures. In April 2025, the Company received necessary approvals and certifications from the Federal Aviation Administration ("FAA") to begin extra legroom seating retrofits on Boeing 737-8 ("-8") and Boeing 737-800 ("-800") aircraft. Such retrofits began during second quarter 2025 and are expected to continue through the rest of the year. As of October 23, 2025, the Company has completed retrofits of more than 400 aircraft for extra legroom seating. In July 2025, the Company received necessary approvals and certifications to begin retrofitting its Boeing 737-700 ("-700") aircraft, and the work is expected to begin in January 2026 and be completed prior to January 27, 2026, when assigned seating begins.

The Company has also continued to enhance its onboard offerings, with improvements such as faster WiFi, in-seat power, and larger overhead bins, and work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats. The first -8 aircraft with an updated cabin has been delivered and entered service on October 16, 2025.

Other Initiatives and Quarterly Developments

In third quarter 2025, the Company returned $439 million to Shareholders through $189 million in dividend payments and a $250 million accelerated share repurchase program, which was launched in September 2025 and completed in October 2025. The Company has $1.75 billion remaining under its $2.0 billion share repurchase authorization. See "Liquidity and Capital Resources" below and Part II, Item 2 - Issuer Purchases of Equity Securities for further information on the Company's share repurchases.

The Company has announced its intention to commence new service at multiple locations in an effort to grow its network and provide more destinations for Customers. These locations include:
•Cyril E. King International Airport on St. Thomas beginning early 2026;
•McGhee Tyson Airport in Knoxville, Tennessee beginning March 5, 2026;
•Princess Juliana International Airport on St. Maarten beginning April 7, 2026;
•Charles M. Schulz Sonoma County Airport in Santa Rosa, California beginning April 7, 2026; and
•Ted Stevens Anchorage International Airport in Anchorage, Alaska beginning in the first half of 2026.

On July 31, 2025, the Company announced the resignation of Rakesh Gangwal from his position as independent Chair of the Board of Directors of the Company (the "Board") due to additional time commitments unrelated to the Company. Mr. Gangwal remains on the Board and serves as Chair of the newly formed Fleet Oversight Committee, designed to assist in the oversight of the Company's aircraft fleet acquisition strategy. Additionally, the independent members of the Board appointed Doug Brooks as independent Chair of the Board effective August 1, 2025.

On September 3, 2025, the Company and Transport Workers of America Union Local 557 ("TWU 557"), representing the Company's approximately 216 Flight Instructors, reached a tentative agreement on a three year extension of their collective bargaining agreement from 2027 to 2030. The vote to ratify the tentative agreement with the Company failed, and the Company is continuing negotiations with TWU 557.

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

The Company now expects full year 2025 capacity to be up roughly 1.5 percent, year-over-year, including the capacity increase associated with shifting extra legroom seating retrofits of -700 aircraft to January 2026, which delays the removal of six seats from each of those aircraft. This shift is expected to maximize revenue potential during the holiday travel period and still meet the Company's operate date milestone of January 27, 2026 for assigned and extra legroom seating, as the Company's Technical Operations Team has streamlined the timeline to complete this work.

The Company updated its fleet planning assumptions to 53 -8 aircraft deliveries in 2025, from its prior estimate of 47, as Boeing continues to ramp up production. The Company continues to plan for 55 aircraft retirements in 2025, which includes the sale of one -800 aircraft in third quarter 2025 and the expected sale of four -800 aircraft to occur in fourth quarter 2025.

The Company ended third quarter 2025 with 802 Boeing 737 aircraft, including 281 -8 aircraft. During third quarter 2025, the Company retired 16 aircraft (15 -700 aircraft and the sale of one -800 aircraft) and took delivery of eight -8 aircraft. As of October 23, 2025, during 2025 the Company has exercised a total of 22 and 2 -7 options for delivery in 2026 and 2027, respectively. The Company's order book with Boeing as of October 23, 2025, consists of a total of 516 MAX firm orders (272 -7 aircraft and 244 -8 aircraft), less 36 -8 deliveries to date in 2025, for the years 2025 through 2031, including 63 MAX aircraft that were contractually committed for 2024, but were not received, and 156 MAX options (-7s or -8s) for the years 2027 through 2031.

Material Changes in Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,		Increase (Decrease)	Percent change
(in millions)	2025	2024
Passenger	$6,313	$6,250	$63	1.0%
Freight	42	43	(1)	(2.3)
Other	594	577	17	2.9
Total operating revenues	$6,949	$6,870	$79	1.1%

Salaries, wages, and benefits	$3,219	$3,070	$149	4.9%
Fuel and oil	1,331	1,417	(86)	(6.1)
Maintenance materials and repairs	299	335	(36)	(10.7)
Landing fees and airport rentals	548	493	55	11.2
Depreciation and amortization	394	438	(44)	(10.0)
Other operating expenses	1,123	1,079	44	4.1
Total operating expenses	$6,914	$6,832	$82	1.2%

Operating Revenues

Total operating revenues for third quarter 2025 increased by $79 million, or 1.1 percent, year-over-year, to achieve an all-time third quarter Company record of $6.9 billion. Passenger revenues for third quarter 2025 increased by $63 million, or 1.0 percent, year-over-year, driven primarily by the increase in bag fee revenue. Other revenues for third quarter 2025 increased by $17 million, or 2.9 percent, year-over-year. Third quarter 2025 RASM was 15.25 cents, finishing 0.4 percent higher than third quarter 2024. The unit revenue increase was primarily due to a 2.1 percent increase in yield as a result of an increase in bag fee revenues. These were partially offset by a 1.4 point year-over-year decline in Load factor.

Operating Expenses

Operating expenses for third quarter 2025 increased by $82 million, or 1.2 percent, compared with third quarter 2024, and capacity increased 0.8 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense and Landing fees and airport rentals expense, partially offset by a year-over-year decrease in Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the third quarter of 2025 and 2024, followed by explanations of these changes on both a dollar and unit basis.

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2025		2024
Salaries, wages, and benefits	7.08	¢	6.78	¢	0.30	¢	4.4%
Fuel and oil	2.92		3.14		(0.22)		(7.0)
Maintenance materials and repairs	0.66		0.74		(0.08)		(10.8)
Landing fees and airport rentals	1.20		1.09		0.11		10.1
Depreciation and amortization	0.86		0.97		(0.11)		(11.3)
Other operating expenses	2.45		2.39		0.06		2.5
Total	15.17	¢	15.11	¢	0.06	¢	0.4%
Operating expenses per ASM for third quarter 2025 increased by 0.4 percent compared with third quarter 2024, primarily due to an increase in Salaries, wages, and benefits expense, which exceeded the year-over-year increase in capacity, partially offset by a decrease in fuel price per gallon. Operating expenses per ASM for third quarter 2025, excluding Fuel and oil expense, profit sharing, and special items (a non-GAAP financial measure), increased 2.5 percent, compared with third quarter 2024, primarily due to contract-driven wage rate inflation in Salaries, wages, and benefits expense in 2025. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2025 increased by $149 million, or 4.9 percent, compared with third quarter 2024. On a per ASM basis, third quarter 2025 Salaries, wages, and benefits expense increased 4.4 percent, compared with third quarter 2024. On a dollar and per ASM basis, the majority of the increase was due to net step/pay rate increases and related benefits for certain workgroups.

Fuel and oil expense for third quarter 2025 decreased by $86 million, or 6.1 percent, compared with third quarter 2024. On a per ASM basis, third quarter 2025 Fuel and oil expense decreased 7.0 percent. On a dollar and per ASM basis, the decrease was primarily attributable to lower jet fuel prices. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging net premium expense and fuel derivative contract settlements:

	Three months ended September 30,
	2025		2024
Economic fuel costs per gallon	$2.40		$2.55
Fuel hedging premium expense (in millions)	$36	(a)	$39
Fuel hedging cash settlement gain (in millions)	$—		$11
Fuel hedging premium expense per gallon	$0.07	(a)	$0.07
Fuel hedging cash settlement gain per gallon	$—		$0.02
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

The Company's third quarter 2025 available seat miles per gallon ("fuel efficiency") increased 2.4 percent, year-over-year, primarily due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts to effectively close its fuel hedging portfolio and does not intend to add additional fuel derivatives to its portfolio. As of September 30, 2025, the Company did not have any outstanding fuel derivative contracts to hedge its future fuel consumption. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information. As such, the Company will be fully exposed to fluctuations in jet fuel prices, which are expected to remain volatile. See Part II, Item 1A. Risk Factors in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 for additional risk factors.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income in the periods the originally forecasted transactions occur. See Note 4 to the unaudited Condensed Consolidated Financial Statements for additional information on AOCI. The following table displays the Company's deferred amounts in AOCI as of September 30, 2025, and the future periods in which these items will be recognized in the unaudited Condensed Consolidated Statement of Comprehensive Income (in millions):

Year	Amount of gains (losses) deferred in AOCI at September 30, 2025
Remainder of 2025	$(36)
2026	(115)
2027	(22)
Total	$(173)

Maintenance materials and repairs expense for third quarter 2025 decreased by $36 million, or 10.7 percent, compared with third quarter 2024. On a per ASM basis, Maintenance materials and repairs expense decreased 10.8 percent compared with third quarter 2024. On a dollar and per ASM basis, the decrease was due to fewer routine heavy checks for airframes compared to the same period in 2024 as a result of timing for required checks.

Landing fees and airport rentals expense for third quarter 2025 increased by $55 million, or 11.2 percent, compared with third quarter 2024. On a per ASM basis, Landing fees and airport rentals expense increased 10.1 percent, compared with third quarter 2024. On a dollar and per ASM basis, approximately 40 percent of the increase was primarily attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space, 30 percent of the increase was primarily due to receiving fewer favorable settlements and credits from various airports, and 25 percent due to higher landing fees throughout the network driven by higher rates.

Depreciation and amortization expense for third quarter 2025 decreased by $44 million, or 10.0 percent, compared with third quarter 2024. On a per ASM basis, Depreciation and amortization expense decreased 11.3 percent compared with third quarter 2024. On a dollar and per ASM basis, the decrease was primarily due to accelerating depreciation for fewer -700 aircraft planned for early retirement in 2025 compared to 2024. This decrease was partially offset by the acquisition of 39 -8 aircraft and new assets for technology being placed into service since third quarter 2024.

Other operating expenses for third quarter 2025 increased by $44 million, or 4.1 percent, compared with third quarter 2024. Included within this line item was aircraft rentals expense in the amounts of $76 million and $52 million for the three-month periods ended September 30, 2025 and 2024, respectively. On a per ASM basis, Other operating expenses increased 2.5 percent, compared with third quarter 2024. On a dollar basis, the increase was primarily due to (i) a $24 million increase in aircraft rentals expense associated with recent fleet transactions, (ii) a $23 million increase driven by higher travel expenses due to inflation in lodging rates and utilization of rooms as a result of redeye flying in 2025, and (iii) a $16 million increase in third party software maintenance agreement expense driven by expanded cloud-based services. These increases were partially offset by a $22 million decrease in external consulting services related to non-recurring Company-wide initiatives.

Non-Operating Expenses (Income)

Interest expense for third quarter 2025 decreased by $28 million, or 44.4 percent, compared with third quarter 2024, primarily due to significant debt repayments since third quarter 2024. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Interest income for third quarter 2025 decreased by $87 million, or 71.9 percent, compared with third quarter 2024, primarily due to lower cash and investment balances and a lower average interest rate in the Company's total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in millions)	2025	2024
Mark-to-market impact from fuel contracts settling in current and future periods	$—	$29
Premium cost of fuel contracts not designated as hedges	—	5
Mark-to-market impact on deferred compensation plan investments	(23)	(17)
Other	2	(1)
	$(21)	$16
Income Taxes

The Company's effective tax rate was 21.0 percent in third quarter 2025, compared with 24.0 percent in third quarter 2024. The year-over-year decrease in the tax rate was primarily due to a third quarter 2024 deferred tax liability adjustment combined with a decrease in third quarter 2025 non-deductible expenses.

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on the Company's income tax expense for the quarter ending September 30, 2025, and the Company does not expect it to materially change its effective income tax rate for 2025.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine months ended September 30,		Increase (Decrease)	Percent change
(in millions)	2025	2024
Passenger	$18,751	$18,673	$78	0.4%
Freight	127	131	(4)	(3.1)
Other	1,743	1,749	(6)	(0.3)
Total operating revenues	$20,621	$20,553	$68	0.3%

Salaries, wages, and benefits	$9,583	$9,010	$573	6.4%
Fuel and oil	3,907	4,548	(641)	(14.1)
Maintenance materials and repairs	921	1,046	(125)	(12.0)
Landing fees and airport rentals	1,638	1,468	170	11.6
Depreciation and amortization	1,189	1,250	(61)	(4.9)
Other operating expenses	3,346	3,188	158	5.0
Total operating expenses	$20,584	$20,510	$74	0.4%

Operating Revenues

Passenger revenues for the nine months ended September 30, 2025, increased by $78 million, or 0.4 percent, compared with the first nine months of 2024, driven primarily by an increase in bag fee revenue. On a unit basis, Passenger revenues remained relatively flat, year-over-year. The dollar increase was primarily due to an increase in bag fee revenues driven by the Company's policy change, coupled with an increase in the portion of the Company's co-brand credit card benefits that are now classified within Passenger Revenues, as a result of the amended and restated co-brand agreement in 2025. This was partially offset by a 5.5 percent decrease in Revenue Passengers carried coupled with a decrease in loyalty revenue due to fewer loyalty program points redeemed.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025, increased by $74 million, or 0.4 percent, compared with the first nine months of 2024, and capacity increased 0.2 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense and higher Landing fees and airport rentals expense, partially offset by a decrease in Fuel and oil expense. Historically, except for changes in the price of fuel, changes in Operating expenses for airlines have been largely driven by changes in capacity, or ASMs. The following table presents the Company's Operating expenses per ASM for the first nine months of 2025 and 2024, followed by explanations of these changes on a dollar basis.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2025		2024		change		change
Salaries, wages, and benefits	7.16	¢	6.74	¢	0.42	¢	6.2%
Fuel and oil	2.91		3.40		(0.49)		(14.4)
Maintenance materials and repairs	0.69		0.78		(0.09)		(11.5)
Landing fees and airport rentals	1.22		1.10		0.12		10.9
Depreciation and amortization	0.89		0.93		(0.04)		(4.3)
Other operating expenses	2.49		2.39		0.10		4.2
Total	15.36	¢	15.34	¢	0.02	¢	0.1%

Operating expenses per ASM for the first nine months of 2025 increased 0.1 percent, compared with the first nine months of 2024, primarily due to an increase in the Company's Salaries, wages, and benefits expense along with an increase in Landing fees and airport rentals expense, offset by a decrease in Fuel and oil expense. Operating expenses per ASM for the first nine months of 2025, excluding Fuel and oil expense, profit sharing, and special items (a non-GAAP financial measure), increased 4.0 percent, year-over-year, primarily due to contract-driven wage rate inflation in Salaries, wages, and benefits expense in 2025. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2025 increased by $573 million, or 6.4 percent, compared with the first nine months of 2024. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2025 increased 6.2 percent, compared with the first nine months of 2024. On a dollar and per ASM basis, approximately 70 percent of the increase was due to net step/pay rate increases and related benefits for certain workgroups, and approximately 10 percent of the increase was due to a one-time severance cost as a result of the workforce reduction in February 2025, which was considered a special item and excluded from the Company's non-GAAP financials. See Note 11 to the unaudited Condensed Consolidated Financial Statements for additional detail regarding the reduction in workforce, and Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Fuel and oil expense for the first nine months of 2025 decreased by $641 million, or 14.1 percent, compared with the first nine months of 2024. On a per ASM basis, Fuel and oil expense for the first nine months of 2025 decreased 14.4 percent. On a dollar and per ASM basis, the decrease was primarily attributable to a decrease in the Company's fuel cost per gallon. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Nine months ended September 30,
	2025		2024
Economic fuel costs per gallon	$2.40		$2.74
Fuel hedging premium expense (in millions)	$110	(a)	$119
Fuel hedging cash settlement gain (in millions)	$—		$49
Fuel hedging premium expense per gallon	$0.07	(a)	$0.07
Fuel hedging cash settlement gains per gallon	$—		$0.03
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

Maintenance materials and repairs expense for the first nine months of 2025 decreased by $125 million, or 12.0 percent, compared with the first nine months of 2024. On a per ASM basis, Maintenance materials and repairs expense decreased 11.5 percent, compared with the first nine months of 2024. On both a dollar and per ASM basis, the decrease was primarily due to (i) a $73 million decrease driven by fewer airframes in routine heavy check compared to the same period in 2024, (ii) a $35 million decrease in engine shop visit expenses and various other engine expenses associated with the Company's -800 fleet, and (iii) a $25 million reduction in routine bulk purchases of materials for the Company's seat refurbishment efforts.

Landing fees and airport rentals expense for the first nine months of 2025 increased by $170 million, or 11.6 percent, compared with the first nine months of 2024. On a per ASM basis, Landing fees and airport rentals expense increased 10.9 percent, compared with the first nine months of 2024. On a dollar and per ASM basis, approximately 50 percent of the increase was due to an increase in airport rental expense throughout the network driven by higher rates charged by airports for leased space, 25 percent of the increase was due to higher landing fees throughout the network driven by higher rates, and 25 percent was due to receiving fewer favorable settlements and credits from various airports.

Depreciation and amortization expense for the first nine months of 2025 decreased by $61 million, or 4.9 percent, compared with the first nine months of 2024. On a per ASM basis, Depreciation and amortization expense decreased 4.3 percent, compared with the first nine months of 2024. These decreases were primarily due to accelerating depreciation of fewer -700 aircraft planned for early retirement in 2025 compared to 2024. This decrease was partially offset by technology and ground property assets being placed into service since third quarter 2024 and the acquisition of 39 -8 aircraft since third quarter 2024.

Other operating expenses for the first nine months of 2025 increased by $158 million, or 5.0 percent, compared with the first nine months of 2024. Included within this line item was aircraft rentals expense in the amount of $243 million and $153 million for the nine months ended September 30, 2025 and 2024, respectively. On a per ASM basis, Other operating expenses increased 4.2 percent, compared with the first nine months of 2024. On both a dollar and a per ASM basis, the increases were primarily due to (i) a $90 million increase in aircraft rental expense associated with recent fleet transactions, (ii) a $57 million increase driven by higher maintenance agreement expense driven by expanded cloud-based service, and (iii) a $47 million increase driven by higher travel expenses due to inflation in lodging rates and utilization of rooms as a result of redeye flying in 2025. These increases were partially offset by a $62 million decrease in advertising and promotional campaigns.

Non-Operating Expenses (Income)

Interest expense for the first nine months of 2025 decreased by $71 million, or 37.2 percent, compared with the first nine months of 2024, primarily due to significant debt repayments since third quarter 2024. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Capitalized interest for the first nine months of 2025 increased by $14 million, or 58.3 percent, compared with the first nine months of 2024, primarily due to an increase in various technology projects, facilities projects, and aircraft under construction.

Interest income for the first nine months of 2025 decreased by $220 million, or 56.1 percent, compared with the first nine months of 2024, primarily due to lower cash and investment balances and a lower average interest rate in the Company's total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
(in millions)	2025	2024
Mark-to-market impact from fuel contracts settling in current and future periods	$—	$31
Premium cost of fuel contracts not designated as hedges	—	5
Mark-to-market impact on deferred compensation plan investment	(34)	(40)
Other	6	3
	$(28)	$(1)

Income Taxes

The Company's effective tax rate was approximately 24.6 percent for the first nine months of 2025, compared with 24.3 percent for the first nine months of 2024. The year-over-year increase in the tax rate was primarily due to the impact of year-to-date lower pre-tax book income on discrete tax items.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2025	2024	Change	2025	2024	Change
Fuel and oil expense, unhedged	$1,295	$1,409		$3,797	$4,500
Add: Premium cost of fuel contracts designated as hedges (a)	36	34		110	114
Deduct: Fuel hedge gains included in Fuel and oil expense, net	—	(26)		—	(66)
Fuel and oil expense, as reported	$1,331	$1,417	(6.1)	$3,907	$4,548	(14.1)
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	14		—	14
Add: Premium cost of fuel contracts not designated as hedges	—	5		—	5
Fuel and oil expense, excluding special items (economic)	$1,331	$1,436	(7.3)	$3,907	$4,567	(14.5)

Total operating expenses, as reported	$6,914	$6,832		$20,584	$20,510
Deduct: Labor contract adjustment	—	—		—	(9)
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	14		—	14
Add: Premium cost of fuel contracts not designated as hedges	—	5		—	5
Deduct: Impairment of long-lived assets	—	—		(8)	—
Deduct: Litigation accruals	—	—		(19)	(7)
Deduct: Transformation costs	(7)	—		(33)	—
Deduct: Severance and related costs (c)	—	—		(62)	—
Deduct: Professional advisory fees	—	(13)		—	(20)
Total operating expenses, excluding special items	$6,907	$6,838	1.0	$20,462	$20,493	(0.2)
Deduct: Fuel and oil expense, excluding special items (economic)	(1,331)	(1,436)		(3,907)	(4,567)
Operating expenses, excluding Fuel and oil expense and special items	$5,576	$5,402	3.2	$16,555	$15,926	3.9
Deduct: Profit-sharing expense	(11)	(18)		(26)	(49)
Operating expenses, excluding Fuel and oil expense, special items, and profit sharing	$5,565	$5,384	3.4	$16,529	$15,877	4.1

Operating income, as reported	$35	$38		$37	$43
Add: Labor contract adjustment	—	—		—	9
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	(14)		—	(14)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(5)		—	(5)
Add: Impairment of long-lived assets	—	—		8	—
Add: Litigation accruals	—	—		19	7
Add: Transformation costs	7	—		33	—
Add: Severance and related costs (c)	—	—		62	—
Add: Professional advisory fees	—	13		—	20
Operating income, excluding special items	$42	$32	31.3	$159	$60	165.0

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2025	2024	Change	2025	2024	Change

Other (gains) losses, net, as reported	$(21)	$16		$(28)	$(1)
Deduct: Mark-to-market impact from fuel contracts settling in future periods (b)	—	(29)		—	(31)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(5)		—	(5)
Other gains, net, excluding special items	$(21)	$(18)	16.7	$(28)	$(37)	(24.3)

Income before income taxes, as reported	$68	$89		$155	$269
Add: Labor contract adjustment	—	—		—	9
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	(14)		—	(14)
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	—	29		—	31
Add: Impairment of long-lived assets	—	—		8	—
Add: Litigation accruals	—	—		19	7
Add: Transformation costs	7	—		33	—
Add: Severance and related costs (c)	—	—		62	—
Add: Professional advisory fees	—	13		—	20
Income before income taxes, excluding special items	$75	$117	(35.9)	$277	$322	(14.0)

Provision for income taxes, as reported	$14	$22		$37	$65
Add: Net income tax impact of fuel and special items (d)	3	6		29	16
Provision for income taxes, net, excluding special items	$17	$28	(39.3)	$66	$81	(18.5)

Net income, as reported	$54	$67		$118	$204
Add: Labor contract adjustment	—	—		—	9
Deduct: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	(14)		—	(14)
Add: Mark-to-market impact from fuel contracts settling in future periods (b)	—	29		—	31
Add: Litigation accruals	—	—		19	7
Add: Transformation costs	7	—		33	—
Add: Severance and related costs (c)	—	—		62	—
Add: Professional advisory fees	—	13		—	20
Add: Impairment of long-lived assets	—	—		8	—
Deduct: Net income tax impact of special items (d)	(3)	(6)		(29)	(16)
Net income, excluding special items	$58	$89	(34.8)	$211	$241	(12.4)

	Three months ended September 30,				Percent	Nine months ended September 30,				Percent
	2025		2024		Change	2025		2024		Change
Net income per share, diluted, as reported	$0.10		$0.11			$0.21		$0.34
Add: Impact of special items	0.02		0.01			0.22		0.06
Add: Net impact of net income above from fuel contracts divided by dilutive shares	—		0.02			—		0.03
Deduct: Net income tax impact of special items (d)	(0.01)		—			(0.05)		(0.03)
Add: GAAP to Non-GAAP diluted weighted average shares difference (e)	—		0.01			—		—
Net income per share, diluted, excluding special items	$0.11		$0.15		(26.7)	$0.38		$0.40		(5.0)

Operating expenses per ASM (cents)	15.17	¢	15.11	¢		15.36	¢	15.34	¢
Deduct: Impact of special items	(0.02)		(0.03)			(0.09)		(0.03)
Deduct: Fuel and oil expense divided by ASMs	(2.92)		(3.14)			(2.91)		(3.40)
Deduct: Profit-sharing expense divided by ASMs	(0.02)		(0.03)			(0.02)		(0.04)
Operating expenses per ASM, excluding Fuel and oil expense, special items, and profit sharing (cents)	12.21	¢	11.91	¢	2.5	12.34	¢	11.87	¢	4.0

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
(e) Adjustment related to GAAP and Non-GAAP diluted weighted average shares difference due to the Convertible Notes being anti-dilutive for GAAP but dilutive for Non-GAAP for the three months ended September 30, 2024.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	September 30, 2025		September 30, 2024
Operating income (loss), as reported	$315		$(361)
Breakage revenue adjustment	116		—
Severance and related costs	62		—
Voluntary Employee programs	5		—
TWU 555 contract adjustment	—		9
SWAPA contract adjustment	—		354
Net impact from fuel contracts	(25)		(14)
Professional advisory fees	18		20
Transformation costs	37		—
DOT settlement	—		107
Litigation accruals	19		7
Impairments	8		—
Operating income, non-GAAP	$555		$122
Net adjustment for aircraft leases (a)	201		128
Adjusted operating income, non-GAAP (A)	$756		$250

Non-GAAP tax rate (B)	22.4%	(d)	24.3%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$587		$189

Debt, including finance leases (b)	$5,921		$8,005
Equity (b)	9,181		10,528
Net present value of aircraft operating leases (b)	977		910
Average invested capital	$16,079		$19,443
Equity adjustment for hedge accounting (c)	32		(39)
Adjusted average invested capital (D)	$16,111		$19,404

Non-GAAP ROIC, pre-tax (A/D)	4.7%		1.3%

Non-GAAP ROIC, after-tax (C/D)	3.6%		1.0%
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
(d) The GAAP twelve month rolling tax rate as of September 30, 2025, was 21.8 percent, and the Non-GAAP twelve month rolling tax rate was 22.4 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP twelve month rolling tax rate as of September 30, 2024, was (186.0) percent, and the Non-GAAP twelve month rolling tax rate was 24.3 percent. The GAAP twelve month rolling tax rate as of September 30, 2024 is negative primarily due to the Company's pre-tax book loss for the twelve months ended September 30, 2024. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

2.Charges associated with tentative litigation settlements regarding paid short-term military leave to certain Employees and an arbitration award in favor of the Company's Pilots relating to a collective-bargaining matter;
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

Because management believes special items can distort the trends associated with the Company’s ongoing performance as an airline, the Company believes that evaluation of its financial performance can be enhanced by a supplemental presentation of results that exclude the impact of special items in order to enhance consistency and comparativeness with results in prior periods that do not include such items and as a basis for evaluating operating results in future periods. The following measures are often provided, excluding special items, and utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Fuel and oil expense; Operating expenses, non-GAAP excluding Fuel and oil expense and profit sharing; Operating income, non-GAAP; Adjusted Operating income, non-GAAP; Other gains, net, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating expenses per ASM, non-GAAP, excluding Fuel and oil expense and profit sharing (cents); EBIT, non-GAAP; and Return on invested capital, non-GAAP.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $287 million for the three months ended September 30, 2025, compared with $113 million provided by operating activities in the same prior year period. Net cash provided by operating activities was $1.5 billion for the nine months ended September 30, 2025 compared with $14 million used in operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the nine months ended September 30, 2025, were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization), a $103 million profit-sharing contribution for 2024 pursuant to the Company's Retirement Savings Plan, and a $117 million decrease in Air traffic liability driven by a decrease in flight points earned and more flight credits redeemed by Customers. The operating cash flows for the nine months ended September 30, 2024, were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization), the approximately $1.9 billion paid to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with the Southwest Airlines Pilots Association ("SWAPA"), Transport Workers of America Union Local 556 ("TWU 556"), and the Transport Workers Union Local 555 ("TWU 555"), respectively; and a $98 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying unaudited Condensed Consolidated Statement of Cash Flows. These decreases were partially offset by a $421 million increase in Air traffic liability driven by higher ticket sales. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities totaled $428 million during the three months ended September 30, 2025, compared with $458 million provided by investing activities in the same prior year period. Net Cash used in investing activities totaled $687 million during the nine months ended September 30, 2025, compared with $334 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2025, Capital expenditures were $1.8 billion, compared with $1.6 billion in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in average delivery payment balances for scheduled future aircraft deliveries during the nine months ended September 30, 2025, compared to the same prior year period.

The Company continues to expect its 2025 capital spending to be in the range of $2.5 billion to $3.0 billion, including the additional aircraft deliveries now expected, as well as the impact of the expected -800 aircraft sales this year.

Net cash used in financing activities was $432 million during the three months ended September 30, 2025, compared with $210 million used in financing activities for the same prior year period. Net cash used in financing activities was $5.5 billion during the nine months ended September 30, 2025, compared with $437 million used in financing activities for the same prior year period. During the nine months ended September 30, 2025, the Company paid $399 million in cash dividends to Shareholders related to the first, second, and third quarter 2025 and fourth quarter 2024 declarations. Additionally, the Company expended $2.5 billion to repurchase the Company's outstanding common stock through authorized share repurchases during the nine months ended September 30, 2025. The repurchases of common stock amounts in the unaudited Consolidated Statement of Cash Flows may differ from the unaudited Consolidated Statement of Stockholder's Equity due to the timing of excise taxes incurred and subsequent payment on share repurchases, net of issuances. The Company may engage in early debt repurchases from time to time at its discretion; however, any early future repurchases are not included in the Company's current maturities of long-term debt unless otherwise disclosed. During second quarter 2025, the Company repaid both the Convertible Notes and the PSP1 Payroll Support Program loan in the amounts of $1.6 billion and $976 million, respectively. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on the Convertible Notes, PSP1 Payroll Support Program loan, and future debt maturities. During the nine months ended September 30, 2024, the Company paid $431 million in cash dividends to Shareholders and the Company repaid $27 million in finance lease obligations.

The Company completed its September 2024 $2.5 billion share repurchase authorization in second quarter 2025, repurchasing $1.5 billion of its outstanding common stock through an accelerated share repurchase program. The Company received a total of 46,623,010 million shares under the second quarter 2025 accelerated share repurchase program, which was completed in August 2025. On July 23, 2025, the Board approved a $2.0 billion share repurchase authorization of the Company's common stock, which is expected to be completed over a period of up to two years. The Company repurchased $250 million of its outstanding common stock through an accelerated share repurchase program entered into in third quarter 2025 under its current $2.0 billion authorization, which also impacted net cash used in financing activities. The Company received a total of 7,777,764 million shares under the third quarter 2025 accelerated share repurchase program, which was completed in October 2025. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated repurchase transactions from time to time, depending on market conditions.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

On July 22, 2025, the Company exercised the accordion feature under its amended and restated revolving credit facility (the "Amended Credit Agreement"), increasing the size of the facility to $1.5 billion. As of September 30, 2025, the Company had access to $1.5 billion under the Amended Credit Agreement, which expires in August 2028. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. There were no amounts outstanding under the Amended Credit Agreement as of October 23, 2025.

As of September 30, 2025, the Company carried a working capital deficit of approximately $5.6 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and short-term investments of $3.0 billion as of September 30, 2025, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered aircraft and primarily aircraft-related assets with a net book value of approximately $16.8 billion. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of October 23, 2025, for the years 2025 through 2031, the Company has firm orders with Boeing for 516 aircraft (less 36 -8 aircraft received to date in 2025), and options for an additional 156 aircraft. The contractual order book as of October 23, 2025 does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing and their production capability. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of September 30, 2025:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	143	19	319	300	19
737-800	175	10	202	153	49
737-8	175	3	281	252	29
Totals		11	802	705	97

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
•the Company’s financial guidance for fourth quarter and full year 2025 and factors that could impact the Company’s financial results;
•the Company’s capacity guidance and expectations;
•the Company’s estimated fuel costs and fuel efficiency and the assumptions underlying the Company’s fuel-related expectations and estimates;
•the Company's expectations with respect to fleet transactions;
•the Company’s expectations regarding passenger demand, revenue management, revenue trends, and bookings;
•the Company’s focus areas, goals, opportunities, and initiatives, including with respect to checked bag fees, creating efficiencies, Getaways by Southwest, the Company’s fare structure, the Company’s delivery of WiFi, airline partnerships, and the Company’s co-brand credit card agreement with Chase;
•the Company’s expectations with respect to cost reductions;
•the Company’s plans and expectations with respect to assigned and extended legroom seating, cabin design and seating, redesigned boarding model, aircraft turn times, and redeye flying;
•the Company’s plans and expectations with respect to improving financial performance, driving Shareholder value, capital allocation, capital deployment, infrastructure investments, leverage, and Shareholder returns;
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
•the Company’s financial expectations, targets and goals, including with respect to fuel prices, income taxes, leverage, liquidity, balance sheet goals, and cost mitigation;
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

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of consumer perception, consumer uncertainties with respect to government shutdowns or trade policies (including the imposition of tariffs), economic conditions, banking conditions, fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the Company's ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
•the impact of governmental regulations and other governmental actions, including with respect to government shutdowns, as well as the Company's ability to obtain any required governmental approvals, on the Company's plans, strategies, financial results, and operations;
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
•the cost and effects of the actions of activist shareholders; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging and Aircraft Fuel Risk

Changes in fuel prices could materially affect the Company’s results of operations. As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company discontinued its fuel hedging program in 2025. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio. Consequently, the Company is fully exposed to fluctuations in fuel prices. The Company currently expects to consume approximately 550 million gallons of jet fuel in the fourth quarter of 2025, and therefore a one-cent per gallon change in the price of aircraft fuel would change the Company’s Fuel and oil expense for such period by approximately $5.5 million.

As of September 30, 2025, the Company had no cash collateral provided to or held from derivative counterparties and thus had no cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2025.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2025, no cash holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's fuel derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the Court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the Court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the Court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in

Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. The Company has received the military pay and service records. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement and the Court reset the deadline for August 21, 2025. On September 25, 2025, plaintiffs filed a motion for preliminary approval of the settlement class. The class proposed in the settlement modifies the class definition to use an end date of January 1, 2026 (rather than treating the date of judgment as the end date). The settlement includes an $18.5 million settlement fund and prospective relief that includes a differential pay benefit for up to ten days of military leave per year, which will remain in place for at least five years once initiated.

On December 27, 2019, a former customer service agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was granted on July 25, 2025. Judgment was entered in favor of the Company on September 2, 2025, and Plaintiffs filed a notice of appeal on September 4, 2025. The Company intends to continue to vigorously defend itself in all respects.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. Following more recent communications by the parties regarding the status of the stay, the Court directed the parties to file a joint status report, which was filed on February 24, 2025, with the Company renewing its request that the case be dismissed for lack of standing and lack of subject matter jurisdiction in light of the Fifth Circuit’s decision regarding the Sherman Complaint, which the plaintiffs opposed. On March 11, 2025, the Court heard argument of the parties’ respective positions on the Company’s request for dismissal for lack of standing and lack of subject matter jurisdiction. On June 9, 2025, the Court issued an order dismissing the case for lack of standing and lack of subject matter jurisdiction and entered final judgment in favor of the Company. On July 9, 2025, the plaintiffs in the case filed a notice of appeal to the Fifth Circuit Court of Appeals. The plaintiff/appellant has been ordered to file its opening brief on October 22, 2025, and the Court has set a briefing schedule thereafter. No oral argument has been set. The Company continues to deny all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself against the appeal.

Two complaints alleging violations of federal securities laws and seeking certification as a class action were filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment contested the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs opposed both requests for relief. On April 3, 2025, the United States District Court for the Southern District of Texas conducted a hearing on the Company’s motion for reconsideration and requested the parties to confer and submit an agreed post-hearing briefing schedule in order for the Court to evaluate and determine the sufficiency of the allegations in Plaintiffs’ amended complaint in accordance with the Private Securities Litigation Reform Act. The parties' respective briefing on these issues has been completed and the matter remains pending for a decision by the Court. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

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

On April 29, 2025, the Company received a demand letter addressed to the Board, dated April 28, 2025, from a purported Southwest Shareholder contending that the Company’s directors and senior officers breached their fiduciary duties in connection with the Board’s decision to end Southwest’s Bags Fly Free policy and to begin charging passengers for bags. The letter demanded that the Board investigate the circumstances surrounding the policy change and bring suit against individual directors and officers who allegedly breached their duties to the Company. On June 27, 2025, the Company sent a response to the demand letter on behalf of the Board rejecting the allegations and denying them and any other form of wrongdoing. The response letter also noted that the Board approved an amendment and restatement of the Company’s bylaws that, among other things, established a minimum ownership threshold of three percent of Southwest’s outstanding shares in order for a Southwest shareholder to institute or maintain a derivative proceeding, consistent with the provisions in Texas Senate Bill 29, which was signed into law on May 14, 2025. The response letter further noted that the purported shareholder who sent the demand letter claims to hold only 100 shares of the Company’s stock and thus fell well short of the three percent threshold. On July 10, 2025, the shareholder who sent the demand filed a shareholder derivative complaint in the United States District Court for the Northern District of Texas against various directors and officers of the Company based on the contentions asserted in the demand letter. The suit asserts, among other things, that the decision to change Southwest’s Bags Fly Free policy conflicts with the Company’s prior views regarding the policy and is detrimental to the Company’s business, and that the Company’s directors approved the policy to accede to pressure from large shareholder Elliott Investment Management L.P., to preserve their Board seats, or both, rather than to serve the Company’s interests. The complaint also asserts that the amendment and restatement of the Company’s bylaws is ineffective. On August 25, 2025, the Company and its Board moved to dismiss the derivative complaint and all claims on the grounds, among others, that the suit is barred by Texas Senate Bill 29 and the Company's bylaw passed pursuant thereto requiring a three percent ownership threshold in order for Company shareholders to bring derivative claims. The plaintiff opposed the motion, claiming the purportedly retroactive application of Texas Senate Bill 29 and the Company bylaw are unconstitutional; and the Company filed a reply in support of its motion to dismiss. Additionally, multiple entities sought and were granted leave to file three separate amicus curiae briefs in support of the Company's motion to dismiss and Texas Senate Bill 29; those included one amicus brief each by: (i) the Chamber of Commerce of the United States of America and the Texas Association of Business, (ii) the Alliance for Corporate Excellence, and (iii) Texans for Lawsuit Reform. Finally, in light of the constitutional challenge to Texas Senate Bill 29, on October 3, 2025, the State of Texas, represented by the Office of the Attorney General of Texas, filed a motion to intervene in the case and its own accompanying motion to dismiss the plaintiff's derivative suit and all claims therein as barred by Texas Senate Bill 29. No party opposes the motion to intervene by the State of Texas, and that motion to intervene remains pending. If intervention is allowed, it is anticipated that there will be further briefing between at least the plaintiff and the State of Texas. The Company and its Board deny all allegations of wrongdoing, believe the plaintiffs' positions are without merit, and intend to vigorously defend themselves in all respects.

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

Item 1A. Risk Factors

Except for the additional risk factors included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 through July 31, 2025	934,237	$—	(3)	934,237	$2,000,000,000
August 1, 2025 through August 31, 2025	388,662	$—	(3)	388,662	$2,000,000,000
September 1, 2025 through September 30, 2025	6,368,213	$—	(4)	6,368,213	$1,750,000,000
Total	7,691,112			7,691,112

(1) On September 25, 2024, the Board authorized the repurchase of up to $2.5 billion of the Company’s common stock, of which no amounts remained as of the end of second quarter 2025. On July 23, 2025, the Board approved a $2.0 billion share repurchase authorization of the Company's common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions.

(2) Excludes excise tax incurred on share repurchases, net of issuances.

(3) Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in second quarter 2025 (the "Second Quarter 2025 ASR Program"), the Company paid $1.5 billion and received an initial delivery of 45,300,111 shares during April 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Second Quarter 2025 ASR Program. This share amount was based on the $26.49 closing price of the Company's common stock on April 25, 2025. Upon settlement, the third-party financial institutions delivered 934,237 additional shares of the Company’s common stock to the Company in July 2025, and 388,662 additional shares of the Company's common stock to the Company in August 2025 based on a discount to the volume-weighted average price per share of the Company's common stock during the calculation period. Upon completion of the Second Quarter 2025 ASR Program in August 2025, the average purchase price per share for the 46,623,010 shares repurchased was $32.17.

(4) Under an accelerated share repurchase program entered into by the Company with a third-party financial institution in third quarter 2025 (the "Third Quarter 2025 ASR Program"), the Company paid $250 million and received an initial delivery of 6,368,213 shares during September 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Third Quarter 2025 ASR Program. This share amount was based on the $31.39 and $31.43 closing price of the Company's common stock on September 5, 2025 and September 15, 2025, respectively. Upon settlement, the third-party financial institution delivered 1,409,551 additional shares of the Company’s common stock to the Company in October 2025 based on a discount to the volume-weighted average price per share of the Company's common stock during the calculation period. Upon completion of the Third

Quarter 2025 ASR Program in October 2025, the average purchase price per share for the 7,777,764 shares repurchased was $32.14.

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

SOUTHWEST AIRLINES CO.

October 23, 2025	By:	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)