Form 10-K
period 2025-12-31
SOUTHWEST AIRLINES CO
filed 2026-02-05
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes   ☐  No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes   ☐  No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐  No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16,890,396,912 computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter.
Number of shares of common stock outstanding as of the close of business on February 3, 2026: 491,317,990 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held May 07, 2026, are incorporated into Part III of this Annual Report on Form 10-K.

-PART I-
Item 1.    Business
Company Overview

Southwest Airlines Co. (the “Company” or “Southwest”) operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. Southwest commenced service on June 18, 1971, with three Boeing 737 aircraft serving three Texas cities: Dallas, Houston, and San Antonio. Southwest’s unique route network, competitive fares, and famous Hospitality continue to make the Company an attractive choice for Customers in cities across the United States and near-international destinations. As of December 31, 2025, Southwest had a total of 803 Boeing 737 aircraft in its fleet and served 117 destinations in 42 states, the District of Columbia, the Commonwealth of Puerto Rico, and ten near-international countries: Mexico, Jamaica, The Bahamas, Aruba, Dominican Republic, Costa Rica, Belize, Cuba, the Cayman Islands, and Turks and Caicos.

Company Initiatives

As part of the Company's ongoing modernization efforts, the Company is executing several transformational initiatives designed to elevate the Customer Experience on its flights, improve financial performance, and drive Shareholder value, including:

•Assigned and Extra Legroom Seating: On January 27, 2026, Southwest began operating assigned and extra legroom seating to better align with airline passenger preferences. Passengers can now choose between a standard seat, a preferred seat near the front of the cabin, or an extra legroom seat with additional pitch.
•Redesigned Boarding Model: Southwest evolved its boarding process beginning January 27, 2026, by prioritizing Customers into boarding groups based on seat location, fare bundle, and loyalty program status, beginning with extra legroom seats in boarding groups 1 and 2.
•Global Airline Partnerships: In 2025, Southwest launched its first partnerships with international carriers to expand its network and connect Customers with more global destinations to generate additional demand for travel across the Southwest network.
•Getaways by Southwest™: Southwest launched a new in-house vacation product, Getaways by Southwest (“Getaways”), in August 2025 to offer customizable vacation packages that come with Customer-friendly policies including a generous cancellation policy and flexibility with no change fees.
•24-Hour Operations: In 2025, Southwest added 24-hour operation capabilities with the introduction of overnight (i.e., redeye) flights in key markets to maximize aircraft utilization. The Company intends to expand redeye flights to additional markets in 2026.
•Marketing & Distribution Evolution: In order to attract new Customers and reach them where they are performing travel searches today, Southwest expanded into new channels such as Expedia, Priceline, Google Flights, Kayak, and Skyscanner to broaden its Customer base and begin to engage them in its loyalty program.

Company Operations

Route Structure

Southwest primarily provides “point-to-point” service, rather than the “hub-and-spoke” service provided by most major U.S. airlines. A point-to-point system enables airlines to connect directly to destinations without providing connecting service. By contrast, the hub-and-spoke system concentrates most of an airline's operations at a limited number of central hub cities and serves most other destinations in the system by providing one-stop or connecting service through a hub. By not concentrating operations exclusively through one or more central transfer points,

Southwest's route structure has allowed for more direct nonstop routing than a traditional hub-and-spoke service. To provide greater connectivity and support operational reliability and recoverability, in recent years the Company has increasingly focused on designing its network around core stations. By blending intentional connectivity offered by hub-and-spoke models and point-to-point nonstops, the Company is able to capture nonstop demand and provide reliable one-stop itinerary options.

Southwest’s unique route network has also enabled it to provide its markets with frequent, conveniently timed flights and competitive fares. For example, Southwest offers up to 12 weekday roundtrips between Dallas Love Field and Houston Hobby, 12 weekday roundtrips between Sacramento and San Diego, 12 weekday roundtrips between San Diego and San Jose, 12 weekday round trips between Las Vegas and San Diego, and 11 weekday roundtrips between Las Vegas and Sacramento. Southwest complements its high-frequency short-haul routes with mid-range and long-haul nonstop service, including flights between Hawaii and California, Las Vegas, and Phoenix, and between markets such as Las Vegas and Washington Reagan, Los Angeles and Nashville, New York LaGuardia and Houston, Los Angeles and Baltimore, Oakland and Houston, and San Diego and Baltimore. As the domestic travel market has matured and structural changes have reduced the demand for short-haul travel, the Company has increased its proportion of longer-haul flights. Further, the Company introduced 24-hour operation capabilities in 2025 with the commencement of redeye flights. Southwest now offers over 50 peak-day redeye flights during peak periods and includes flights across the continental United States and from Hawaii to the U.S. mainland, with plans to offer flights from Alaska to the U.S. mainland in 2026.

The table below sets forth data regarding the Company's nonstop service, aircraft stage length, and trip duration over the last three years:

	Year ended December 31,
	2025	2024	2023
Percentage of Customers flying nonstop	74%	74%	73%
Nonstop city pairs	871	850	805
Average stage length (miles)	780	763	730
Average trip duration (hours)	2.1	2.0	2.0

The Company continually works to better optimize its route network and schedule through the adjustment of flights in its existing markets and the addition of new markets and itineraries, while also pruning less profitable flights from its schedule. During 2025, the Company focused on expanding its network, announcing service at five new locations beginning in 2026, including Cyril E. King International Airport in St. Thomas; McGhee Tyson Airport in Knoxville, Tennessee; Ted Stevens Anchorage International Airport in Alaska; Charles M. Schulz Sonoma County Airport in Santa Rosa, California; and Princess Juliana International Airport in St. Maarten. Additionally, the Company launched partnerships with six international airlines to provide Customers access to more global destinations. The Company’s partnerships with international carriers have improved its international connectivity with its domestic network. The Company also sought to enhance connectivity and better optimize its network to match capacity to demand and adjust for Customer travel patterns by reducing short-haul trips, redistributing resources to longer-haul trips in more profitable markets, and reducing flying on weekdays and at off-peak times with lower travel demand. In response to market conditions, the Company redeployed underperforming capacity by significantly reducing service at Atlanta and Fort Lauderdale, while expanding service at Nashville and San Diego. The Company is continuing to improve the connectivity and efficiency of its network through redesigns in smaller cities and the introduction of redeye flying. The Company’s unique route network allows for these adjustments without structurally disrupting its airports in core markets and other large cities.

Cost Structure

General

A key component of the Company's business strategy is its focus on cost discipline and charging competitive fares. The Company's low-cost strategy includes, among other elements, the Company's route structure, which includes service to and from many secondary or downtown airports such as Dallas Love Field, Houston Hobby, Chicago Midway, Baltimore-Washington International, Burbank, Manchester, Oakland, San Jose, and Providence. These conveniently located airports are typically less congested than other airlines' hub airports, which has contributed to Southwest's ability to achieve high asset utilization because aircraft can be scheduled to minimize the amount of time they are on the ground. This, in turn, has reduced the number of aircraft and gate facilities that would otherwise be required and is designed to allow for higher Employee productivity over a long period of time. Additionally, Southwest's use of a single aircraft type, the Boeing 737, allows for simplified scheduling, maintenance, flight operations, safety management, and training activities. Given ever-evolving travel patterns and labor market challenges, the Company continues to focus on better optimizing its route network, improving operational efficiency and reliability, and increasing Employee productivity. In 2025, the Company increased asset utilization through its introduction of redeye flights and its initiatives to decrease the amount of time it takes to turn an aircraft (the time needed to unload Passengers from an arriving flight and load Passengers on the same aircraft for its subsequent flight). Such investments included moving to a digital (i.e., paperless) process, improving communication tools for Employees, and launching better visual and real-time information to assist both Customers and Employees. Key initiatives have been fully implemented and are designed to lower unit costs, as the Company is expected to be able to, at a minimum, generate the same number of available seat miles (“ASMs”) with fewer aircraft. In addition, the Company continues to target other cost savings initiatives, including capitalizing on identified supply chain opportunities and improving its corporate efficiency through automation and better allocation of resources.

Fuel and Fleet

Fuel and oil expense can be extremely volatile and unpredictable, and even a small change in market fuel prices can significantly affect profitability. Although the Company’s jet fuel prices per gallon were generally lower in 2025, as compared with 2024, Fuel and oil expense remained the Company's second largest operating cost category for 2025. As evidenced by the table below, energy prices can fluctuate significantly in a relatively short amount of time. Based on higher fuel hedging premium costs over time and other factors, during second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. The risks associated with high and/or volatile fuel prices are discussed in more detail below under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 to the Consolidated Financial Statements. The table below shows the Company's average cost of jet fuel inclusive of fuel taxes and fuel hedging impacts, for each year beginning in 2011 and during each quarter of 2025.

Year	Cost (Millions)	Average Cost Per Gallon	Percentage of Operating Expenses
2011	$5,751	$3.25	38.2%
2012	$6,156	$3.32	37.3%
2013	$5,823	$3.19	35.3%
2014	$5,355	$2.97	32.6%
2015	$3,740	$1.96	23.6%
2016	$3,801	$1.90	22.7%
2017	$4,076	$1.99	23.0%
2018	$4,616	$2.20	24.6%
2019	$4,347	$2.09	22.3%
2020	$1,849	$1.45	14.4%
2021	$3,310	$1.98	23.5%
2022	$5,975	$3.10	26.2%
2023	$6,217	$2.89	24.0%
2024	$5,812	$2.64	21.4%
2025	$5,240	$2.41	19.0%
First Quarter 2025	$1,249	$2.49	18.8%
Second Quarter 2025	$1,327	$2.32	18.9%
Third Quarter 2025	$1,331	$2.40	19.3%
Fourth Quarter 2025	$1,333	$2.45	18.9%

As of December 31, 2025, the Company had 300 Boeing 737-8 (“-8”) aircraft in its fleet. In the second and fourth quarters of 2025, the Company entered into supplemental agreements (the “Supplements”) to its purchase agreement with The Boeing Company (“Boeing”) relating to the Company's purchase of -8 and Boeing 737-7 ("-7", and, together with -8, the "MAX aircraft"). Pursuant to the Supplements, the Company amended its order book delivery schedule to better allocate aircraft deliveries to the Company’s network and capacity plans, in part due to ongoing aircraft delivery delays. The Supplements also include certain confidential credits and other concessions provided to the Company by Boeing. The Company held 152 remaining MAX options as of December 31, 2025, in addition to 465 firm orders of MAX aircraft to be delivered through 2031. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts (e.g., through accelerated retirements of the Company's Boeing 737-700 (“-700”) aircraft) if growth opportunities do not materialize. The Company plans to continue to pursue opportunities to take advantage of favorable market conditions through the sale of certain aircraft, with the intention of replacing most, if not all, of such aircraft with new aircraft. The Company expects to use the proceeds of its fleet transactions to support its capital allocation strategy. For further information regarding the Company’s aircraft contractual order book see “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The delivery schedule for the -7 is dependent on the Federal Aviation Administration (“FAA”) issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The Company's focus on controlling costs also includes a continued commitment to pursuing, implementing, and enhancing initiatives to reduce fuel consumption and improve fuel efficiency (ASMs per fuel gallon consumed). The Company focuses on minimizing fuel consumption and improving fuel efficiency through fleet modernization and other fuel initiatives. The Company’s fuel efficiency was aided in 2025, as compared with 2024, by the addition of 55 -8 aircraft to its fleet and by the retirement of 48 of its oldest, least fuel-efficient -700 aircraft and the retirement of seven Boeing 737-800 ("-800") aircraft. The table below sets forth the Company's ASMs produced per fuel gallon consumed (fuel-efficiency) over the last five years:

	Year ended December 31,
	2025	2024	2023	2022	2021
Available seat miles per fuel gallon consumed	83.0	80.8	79.5	77.3	79.2

Labor

Salaries, wages, and benefits expense constituted approximately 46.9 percent of the Company's operating expenses in 2025 and was the Company's largest operating cost category. Increased labor costs from ratified contracts and rate inflation have negatively impacted not only the Company's cost structure but also the broader airline industry’s costs. During 2025, active full-time equivalent headcount increased by 340, or 0.5 percent, compared with year-end 2024. The Company implemented a reduction in its workforce in February 2025 designed to reduce operating costs, increase efficiency, and create a leaner and more agile organization as part of its transformational plan. The reduction in workforce provided for the reduction of approximately 1,750 Employee roles, or 15 percent of corporate positions. For 2026, the Company plans to keep corporate headcount expense flat to 2025 levels and will focus on operational efficiencies within frontline teams. The Company's labor costs, and risks associated therewith, are discussed in more detail below under “Business—Employees,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fare Structure

General

Southwest's fare structure features competitive fares and product benefits, including fares with different levels of restrictions. In 2025, Southwest introduced a new, “Basic” fare on its lowest priced tickets, replacing Southwest’s “Wanna Get Away®” offering. Southwest also introduced new fare products including “Choice,” “Choice Preferred,” and “Choice Extra,” replacing Southwest’s previous “Wanna Get Away Plus®,” “Anytime,” and “Business Select®” offerings. For travel on or before January 26, 2026, fare bundles included open seating. For travel on or after January 27, 2026, fare bundles include assigned seating.

Southwest’s four major fare product categories provide Customers options when choosing a fare. For flights booked and ticketed or changed on or after May 28, 2025, Southwest introduced bag fees for most fare products. However, the Company continues to offer two free checked bags to Rapid Rewards® A-List Preferred Members and Customers traveling on Choice Extra fares and offers one free checked bag to A-List Members and co-brand Cardmembers under its credit card program (weight and size limitations apply). Southwest does not charge fees for cancellations or changes to flight reservations for Choice, Choice Preferred, or Choice Extra fares, although fare differences may apply. For the Basic fare bundle, Southwest does not charge fees for cancellations, and any changes to flight reservations require an upgrade to the Choice fare.

•“Basic” fares are generally the lowest fares and are often subject to advance purchase requirements. They are non-refundable and non-changeable except as allowed by Southwest’s 24-hour cancellation policy or a fare upgrade to Choice, Choice Preferred, or Choice Extra. If a Customer cancels a Basic fare ticket at least 10 minutes prior to the flight’s original departure time, the Customer may be eligible for a flight credit for the fare paid for unused travel by the Customer (“flight credit”). Flight credits originating from a Basic fare purchase will expire six months from ticketing date. Customers purchasing a Basic fare are assigned a standard seat at check-in or may purchase a standard, preferred, or extra legroom seat, if available. A-List or A-List Preferred Members under the Company’s Rapid Rewards loyalty program who purchase a Basic fare are eligible for a same-day standby listing, free of airline charges, if there is another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with voluntary changes in their itinerary. Under Southwest's Rapid Rewards loyalty program, Basic fares earn two Rapid Rewards points for each dollar spent on the base fare. The Company’s loyalty program is discussed below under “Rapid Rewards Loyalty Program.”

•“Choice” fares may be subject to advance purchase requirements. They are non-refundable, but, subject to Southwest’s No-Show Policy, Customers are eligible for a Transferable Flight Credit™ if they cancel a Choice fare ticket. Transferable Flight Credits enable Customers to transfer an eligible unused flight credit to another traveler for future travel on Southwest. Both travelers must be Rapid Rewards Members and only one transfer is permitted. Transferable Flight Credits issued for Choice fare tickets purchased on or after May 28, 2025, will expire one year from the date of booking and ticketing. For bookings through a Southwest Business (corporate travel) channel, a transfer may only be made to an employee of the same organization. Choice fares earn six Rapid Rewards points for each dollar spent on the base fare. Customers purchasing a Choice fare receive the choice of any standard seat at booking or may purchase a preferred or extra legroom seat, if available. Choice fares also enable a same-day confirmed change, free of airline charges, if there is an open seat on another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with voluntary changes in their itinerary (refunds may be provided). If there is no open seat on this different flight, a traveler may request to be added to the standby list for that flight.
•“Choice Preferred” fares may be subject to advance purchase requirements. They are refundable if canceled, subject to Southwest’s No-Show Policy, or a Transferable Flight Credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting flight credit will be non-refundable if travel is canceled. Transferable Flight Credits issued for Choice Preferred fare tickets purchased on or after May 28, 2025, will expire one year from the date of booking and ticketing. Choice Preferred fares earn 10 Rapid Rewards points for each dollar spent on the base fare. Customers purchasing a Choice Preferred fare receive the choice of any standard or preferred seat at booking or may purchase an extra legroom seat, if available. Additionally, Choice Preferred fares receive Priority Lane and Express Lane access through check-in and security lines where available. Further, Choice Preferred fares receive all of the benefits of Choice fares, including a Transferable Flight Credit and same-day confirmed changes and standby.
•“Choice Extra” fares may be subject to advance purchase requirements. They are refundable if canceled, subject to Southwest’s No-Show Policy, or a Transferable Flight Credit may be applied towards future travel on Southwest. If this fare is purchased with non-refundable flight credit, then the resulting Transferable Flight Credit will be non-refundable if travel is canceled. Transferable Flight Credits issued for Choice Extra fare tickets purchased on or after May 28, 2025, will expire one year from the date of booking and ticketing. Customers purchasing a Choice Extra fare receive the choice of any seat at booking, including a preferred or extra legroom seat, if available. Choice Extra fares include additional perks such as two free checked bags, early boarding (in groups 1 and 2), and 14 Rapid Rewards points per dollar spent on the base fare, the highest loyalty point multiplier of all Southwest fare products. Choice Extra fares also receive one complimentary premium beverage coupon for the day of travel on flights 251 miles or more (Customers must be of legal drinking age to drink alcoholic beverages) and all of the benefits of Choice Preferred fares, including Priority Lane and Express Lane access through check-in and security lines where available, a Transferable Flight Credit, and same-day confirmed changes and standby.

Southwest’s No-Show Policy applies if a Customer does not change or cancel a flight segment at least 10 minutes prior to scheduled departure and the Customer does not travel on the scheduled flight. In such event, subject to certain exceptions, all unflown segments associated with the reservation will be canceled, and (i) with respect to a Basic or Choice reservation, the fare paid for unused travel and any points used for booking the reservation will be forfeited, along with any taxes and fees associated with a reward travel reservation; and (ii) with respect to a Choice Preferred or Choice Extra reservation, the value of the ticket will be refunded in the form of a Transferable Flight Credit and any points used for booking the reservation will be redeposited to the Customer’s Rapid Rewards account, and any taxes and fees associated with a reward travel reservation will be converted into a Transferable Flight Credit for future use. Transferable Flight Credits created from reservations booked and ticketed and/or voluntarily changed on or after May 28, 2025 have a specified expiration date. All travel must be completed by the expiration date.

Ancillary Services

The Company offers ancillary services such as Priority Boarding and transportation of pets and unaccompanied minors in accordance with Southwest’s respective policies.

Priority Boarding allows Customers to upgrade their boarding group ahead of Group 1. This upgrade is available for purchase starting 24 hours before departure and can be bought up to 60 minutes prior to departure, if available. Priority Boarding is non-refundable, priced per flight, per Customer, and sold by segment for connecting itineraries.

Priority Boarding replaced Southwest’s legacy ancillary services: EarlyBird Check-In®, which provided Customers with automatic check-in and an assigned boarding position before general boarding positions became available, and Upgraded Boarding, which allowed a Customer to pay for an open priority boarding position in the first 15 positions in its “A” boarding group. Early Bird Check-In and Upgraded Boarding were available for flights that departed on or before January 26, 2026.

Southwest’s Pet Policy provides Customers an opportunity to travel with a small cat or dog in the aircraft cabin on domestic flights. Southwest also has an unaccompanied minor travel policy, with pricing to address the administrative costs and the extra care necessary to safely transport these Customers.

Rapid Rewards Loyalty Program

Southwest’s Rapid Rewards loyalty program enables program members (“Members”) to earn points for every dollar spent on Southwest base fares, also generally including purchases paid with LUV Vouchers, gift cards, or flight credits. The amount of points earned under the program is based on the base fare and fare class purchased, with higher fare products (e.g., Choice Extra) earning more points than lower fare products (e.g., Basic). As discussed above under “Fare Structure – General,” each fare class is associated with a points earning multiplier, and points for flights are calculated by multiplying the base fare for the flight by the fare class multiplier. The amount of points required to be redeemed for a flight is based on the base fare and a multiplier. In 2025, the Company better aligned earn rates to fare type and introduced variable redemption rates across higher-demand and lower-demand flights as part of its transformational plan. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire.

Under the program, Members continue to accumulate points until the time they decide to redeem them. As a result, the program provides Members significant flexibility and options for earning and redeeming rewards. For example, Members can earn more points (and achieve tier status such as A-List, A-List Preferred, or a Companion Pass® faster) by purchasing higher fare tickets. Members also have significant flexibility in redeeming points, such as the opportunity to take advantage of many fare sales, requiring fewer points, or by redeeming points for close-in bookings, if seats are still available for sale. Members can also earn points through qualifying purchases with Rapid Rewards Partners (which include, for example, car rental agencies, hotels, and restaurants), as well as by using Southwest’s co-branded Chase® Visa credit cards or Southwest Airlines Rapid Rewards Debit Card. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities. Members are also able to pay for their flights with a combination of cash and Rapid Rewards points—starting with as few as 1,000 points. The cash portion of a cash plus points booking earns Rapid Rewards points, Rapid Rewards Business points, tier qualifying points for A-List or A-List Preferred status, and Companion Pass qualifying points.

Southwest’s Rapid Rewards loyalty program features tier status and Companion Pass programs for the most active Members, including “A-List” and “A-List Preferred” status. A Member who flies 20 qualifying one-way flight segments booked through Southwest or earns 35,000 tier qualifying points per calendar year will qualify for A-List status. A Member who flies 40 qualifying one-way flights booked through Southwest or earns 70,000 tier qualifying points per calendar year will qualify for A-List Preferred status. The Member will maintain A-List or A-List Preferred status for the remainder of the calendar year in which the status is earned and for the entire calendar year immediately following. Both A-List and A-List Preferred Members enjoy benefits such as free Wi-Fi sponsored by T-Mobile, priority check-in and security lane access, where available, dedicated phone lines, standby priority, and an earnings bonus on eligible revenue flights (25 percent for A-List and 100 percent for A-List Preferred). In addition, A-List Preferred Members enjoy up to two complimentary premium drinks per flight on flights traveling 251 miles or more, added directly to their mobile boarding passes. If an A-List or A-List Preferred Member’s plans change, subject to Southwest’s No Show Policy, they are entitled to a same-day standby listing, free of airline charges, if there is another flight that departs on the same day as the original flight and is between the same origin and destination airports, but the Customer is required to pay any additional government taxes and fees associated with voluntary changes in their itinerary. A-List Preferred and A-List Members are not eligible for free same-day change unless the Member purchases a qualifying fare. Another feature of the Rapid Rewards loyalty program is the Companion Pass. Members who fly 100 qualifying one-way flights or earn 135,000 qualifying points in a calendar year automatically receive a Companion Pass, which provides for unlimited travel for the designated Companion free of charges (other than taxes and fees). The Companion Pass is valid for the remainder of the calendar year in which status is earned and for the following full calendar year to any destination available on Southwest for a designated Companion of the qualifying Member. The Member and designated Companion must travel together on the same flight.

Southwest updated its Tier Benefits in 2025, giving A-List and A-List Preferred Members and Cardmembers more value through assigned seats, extra legroom seating, and Southwest’s baggage policy. A-List Preferred Members receive their first and second checked bags for free, and A-List Members and Rapid Rewards Credit Cardmembers receive their first checked bag for free. When available, Members who attain A-List Preferred status receive the ability to choose an extra legroom seat, preferred seat, or standard seat at the time of booking when purchasing any fare product for themselves and up to eight additional passengers on the same reservation as the A-List Preferred Member. When available, A-List Members receive the ability to choose a preferred seat or standard seat at the time of booking when purchasing any fare product and may also upgrade to an extra legroom seat within 48 hours prior to flight departure for themselves and up to eight additional passengers on the same reservation as the A-List Member. Additionally, Cardmembers are eligible to select seats within 48 hours of departure on any fare, and certain Cardmembers are eligible to select seats upon booking any fare.

The Company also began offering the Southwest Airlines Rapid Rewards Debit Card, a Visa debit card issued by Sunrise Banks N.A., in November 2025. Debit cardholders can earn Rapid Rewards points on everyday purchases. The Company is exploring potential additional opportunities for Rapid Rewards Members to earn and redeem points.

The Company also gives businesses the ability to earn Rapid Rewards points through Rapid Rewards Business. By joining Rapid Rewards Business, companies earn Rapid Rewards points that can be applied toward travel on the company’s behalf, while travelers who are Rapid Rewards Members also earn Rapid Rewards points in their personal accounts. Rapid Rewards Business accounts generally have the same opportunities and benefits to earn and redeem points as individual Member accounts.

Southwest’s Rapid Rewards loyalty program has been designed to drive more revenue by (i) bringing in new Customers, including new Members, as well as new holders of Southwest’s co-branded Chase Visa credit cards and Southwest Airlines Rapid Rewards Debit Card; (ii) increasing business from existing Customers; and (iii) strengthening the Company’s Rapid Rewards hotel, rental car, credit card, debit card, and other partnerships. The table below shows the number of flight awards redeemed for each of the past three years.

	Year ended December 31,
	2025	2024	2023
Flight awards redeemed (millions)	9.1	10.1	10.9

For 2025, 2024, and 2023, Customer redemption of flight awards accounted for approximately 13.7 percent, 14.7 percent, and 16.3 percent of revenue passenger miles flown, respectively. The Company’s accounting policies with respect to its loyalty programs are discussed in more detail in Note 1 to the Consolidated Financial Statements.

Investments in Customer Experience

In recent years, the Company has sought to modernize and transform the Customer Experience. As part of the evolution, Southwest began offering free Wi-Fi for all Rapid Rewards Members through a sponsorship with T-Mobile in October 2025. Additionally, Southwest offers a comprehensive inflight entertainment platform that includes more than 115 free movies-on-demand each month, live and on-demand television (where available), a flight tracker, and additional curated content, as well as a variety of premium snacks and coffee.

The Company has further enhanced Customers’ cabin experience through the introduction of in-seat power, larger overhead bins, and a refreshed cabin design. The Company began taking delivery of MAX aircraft with the latest-generation of onboard USB-A and USB-C power ports in 2023 to allow Customers to charge personal devices at every seat and completed installation of in-seat power ports on all previously delivered MAX aircraft as of July 2025. Further, the Company had received 146 new -8 aircraft and retrofitted 39 -8 aircraft and 15 -800 aircraft with larger overhead bin space as of December 31, 2025. All of the Company's new -8 aircraft deliveries will come equipped with larger overhead bin space, and the Company plans to retrofit the remainder of its -8 and -800 fleets with larger overhead bins by the end of 2026. The larger overhead bins provide easier access to carryon items and are expected to result in better operational metrics, fewer gate checked bags, and an improved Customer Experience. Additionally, the Company received its first deliveries of aircraft with new, more comfortable RECARO seats in 2025 as part of its cabin design refresh.

The Company has enabled new self-service capabilities to elevate ease of doing business with Southwest. The Company launched its participation in TSA PreCheck® Touchless ID in 2025 so that Rapid Rewards Members enrolled in TSA PreCheck may opt in on the Southwest app. Additionally, Customers can now digitally check and pay for up to three bags prior to arriving at the airport through the Southwest app.

Beginning January 27, 2026, the Company introduced an assigned seating model to provide Customers enhanced optionality based on Customer feedback, travel patterns, and preferences. Customers may now select their seats from standard seat, preferred seat, or extra legroom seat options. In connection with its move to assigned seating, the Company also redesigned its boarding model based on seat location, fare bundle, and loyalty program status. Generally, Customers flying on a Choice Extra fare or with A-List Preferred Member status board in groups one or two, Choice Preferred fares board groups three through five, Choice fares board groups five through eight, and Basic fares are the last to board. A-List Members generally board in groups one through five, and Rapid Rewards Credit Cardmembers booking Basic or Choice fares may generally board in group five or sooner. Customers may also purchase Priority Boarding 24 hours prior to departure to be among the first to board.

Global Airline Partnerships

In 2025, Southwest launched its first partnerships with international carriers to expand its network and connect Customers with more global destinations with the goal of generating additional demand for travel across the Southwest network. The Company now has interline partnerships with Icelandair, China Airlines, EVA Air, Philippine Airlines, Condor, and Turkish Airlines to provide transoceanic connectivity through Baltimore-Washington, Denver, Nashville, Orlando, Pittsburgh, Raleigh-Durham, Honolulu, Los Angeles, Seattle, San Francisco, Ontario, and Chicago. The Company is exploring opportunities to add additional gateways with these partners in 2026. The Company additionally intends to continue to pursue partnerships with other airlines to further expand the reach of the Company’s network, with a goal to add additional partners during 2026. The Company also launched a partnership with Hahnair in 2025 to expand its global ticketing reach to markets outside of the United States and enable international Customers to purchase Southwest itineraries in their local currency.

Getaways by Southwest

In August 2025, the Company launched Getaways, a new in-house vacation package product, replacing the outsourced product Southwest historically offered. Southwest has over 25 direct hotel partnerships in over 30 destinations through Getaways and is exploring opportunities to introduce more hotel partnerships in 2026. Customers booking a vacation through Getaways can check two bags for free and earn five Rapid Rewards points per dollar spent on bookings. Customers can also cancel their packages and receive vacation travel credits, valid for 18 months, that can be applied toward a future Getaway, and Customers have the flexibility to make changes to their Getaway package without paying a change fee. The Company expects Getaways to appeal directly to its broad existing Customer base with an enhanced offering that includes both lodging and excursions, designed to drive growth with leisure travelers and grow higher-margin revenues.

Distribution and Marketing Approach

The Company primarily offers its fare products directly to Customers through its Internet website, Southwest.com®, and the Southwest App. For the years ended December 31, 2025, and December 31, 2024, approximately 78 percent and 81 percent, respectively, of the Company’s Passenger revenues originated from Southwest.com or the Southwest App (including revenues from SWABIZ®, the Company's online booking tool designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest). The year-over-year decrease primarily resulted from an increase in bookings through online travel agencies in 2025.

The Company has recently focused on attracting new and less frequent Customers, in part, through new distribution channels and the launching of new ad campaigns. The Company has expanded its distribution channels through partnerships with flight meta search engines, including Google Flights, Kayak, Skyscanner, and, in 2025, online travel agencies Expedia and Priceline, to increase visibility and drive traffic for bookings to Southwest.com. In connection with its international partnerships, the Company also expanded its distribution in 2025 to allow (i) other partner airlines to sell tickets which include Southwest segments and (ii) third party agencies associated with partner airlines to sell tickets for Southwest itineraries in local, foreign currency.

In June 2025, the Company launched “Are You Sitting Down?”: a marketing campaign to build awareness and excitement for the Company’s new assigned seating policy and extra legroom seats options. The campaign highlights choice and greater control of the travel experience for the Company’s Customers delivered with the Company’s unique sense of humor. Additionally, in August 2025, the Company launched a “Vacation is More Fun When it’s Flexible!” campaign touting its new in-house vacation product, Getaways. The Company has also expanded its promotional text message and push notification campaigns, enhanced its Rapid Rewards acquisition programs, and improved co-brand credit card acquisition strategies to strengthen Customer engagement and loyalty.

The Company continues to invest in technology to support artificial intelligence ("AI")-based marketing efforts. In 2025, the Company undertook broad search engine and generative AI engine optimization efforts across its mobile app, landing pages, and destination, origination, and market specific pages. Generative AI copy testing has been introduced to refine marketing messages and optimize conversion rates, contributing to increased sales per marketing effort.

Digital Hospitality

The Company remains committed to strengthening its Customer Service by enhancing digital Hospitality capabilities. The Company continues to execute a multi-year digital service modernization program designed to, among other things, improve Customer Service while lowering operating costs. Key focus areas of the program include contact center service modernization, airport service modernization, Customer Service communications, and disruptions management.

In 2025, the Company implemented digital enhancements to empower Customer self-service and improve operational efficiency. Key updates included digital pre-paid checked baggage fee collection, tools to improve the check-in and boarding processes in conjunction with assigned seating, and the launch of a new security processing capability, TSA Precheck Touchless ID, at multiple airports in partnership with the Transportation Security Administration (“TSA”). The Company added additional Customer Service capabilities, including self-service assigned seating management, automated messaging directing eligible Customers to check carryon bags prior to arriving at the jet bridge, and improved account assistance tools aimed at reducing contact center volume and increasing account protection through multi-factor authentication. The Company also launched a simplified Rapid Rewards enrollment process and introduced free Wi-Fi sponsored by T-Mobile for Rapid Rewards Members.

The Company advanced several initiatives during 2025 to enhance its digital channels and improve commercial performance. Southwest continued modernizing its core digital platforms with the launch of a fully responsive web homepage and an improved mobile app. Southwest redesigned its mobile app homepage, upcoming trips view, offers experience, and navigation structure. Southwest’s app now provides enhanced mobile boarding passes and information on inflight food, beverage, entertainment, and connectivity options. The Company also deployed a newly redesigned Low Fare Calendar experience, making it easier to discover low fares on desktop and mobile experiences, and enabled International Document Scanning for international travelers to validate supported travel documents. Improvements to these digital platforms underscore the Company’s commitment to meeting various Customer needs and growing its market presence.

Southwest Business® Initiatives

In addition to improvements in the Company's consumer-direct Southwest.com channel of distribution and new distribution partnerships, in recent years the Company has taken significant action, including investments in Employees, processes, and technology, in order to grow its corporate travel business with the goal of making it easier for corporate travel Customers and travel management companies to do business with Southwest. The Company employs a multi-channel distribution strategy for its corporate business travel, offering the ability for business travelers and travel decision makers to book Southwest fares within all major Global Distribution System platforms via Amadeus, Travelport, and Sabre channels, through third-party partners directly connected to the Company's host reservation system, or through the Company’s free corporate online booking tool, SWABIZ®.

The Company utilizes Airlines Reporting Corporation to implement industry standard processes to handle the settlement of tickets booked through Travelport, Amadeus, and Sabre channels. The Company also utilizes ATPCO Routehappy to provide detailed product information that supports robust shopping and selling processes in third-party booking channels.

The Company offers Southwest Business Meetings, a product for its corporate Customers that is designed to make it easier for meeting planners to manage travel on Southwest by streamlining the process to book group travel for meetings and conventions. In 2025, the Company launched Southwest Groups, a redefined booking and travel management tool for travel decision makers specializing in group travel. The Company also offers Southwest Business Assist™, a travel portal that enables corporate travel buyers, travel decision makers, and travel management companies to better manage their business travel on Southwest using dashboards, reports, automated processing of travel benefits, and Customer Service. The on-demand self-service tool provides access to real-time information and reporting. Southwest Business has also continued to invest in and enhance SWABIZ with mobile capabilities. SWABIZ is designed for business Customers who prefer a self-service and low-cost solution for booking their air travel on Southwest. The site also facilitates car and hotel bookings and offers a suite of reports for travel managers. The Company has additionally developed a data-sharing application programming interface channel, Southwest Business TravelTrack®, that provides business travel Customers and third-party partners more visibility into the business they do with Southwest.

Technology Initiatives

The Company is focused on the prioritization and execution of its technology investments through an evolving multi-year plan, with the goal of developing stronger, more adaptable, more efficient, more secure, and more reliable technology systems to support the Company's strategic priorities. The Company has committed, and plans to continue to commit, significant resources to technology improvements in support of its ongoing operations and initiatives. During 2025, among other things, the Company (i) developed new technology to enable assigned seating, extra legroom seating, and enhanced boarding processes; (ii) introduced free Wi-Fi sponsored by T-Mobile for all Rapid Rewards Members; (iii) further expanded its distribution channels via partnerships with Expedia and

Priceline; (iv) launched a digital pre-paid bags application; (v) enhanced and modernized chat functions and AI-based support for service replies; (vi) enabled interline partnerships; (vii) replaced its legacy flow management system in support of the Company’s continued investment in operational excellence; and (viii) modernized operational systems that enabled redeye flying.

The Company continues to invest significantly in technology resources including, among others, the Company's systems related to (i) inflight Wi-Fi capabilities; (ii) digital Customer Service modernization; (iii) enhancing the Customer Experience and premium product offerings; (iv) industry standard interline and codeshare capabilities; (v) further scaling 24-hour operations; (vi) flight schedule management designed to improve operating efficiency and fleet utilization; (vii) aircraft turn capabilities designed to improve operating efficiency; (vii) crew mobility and scheduling capabilities designed to improve operating quality and resiliency; (viii) further enhancing the Company’s vacation packages with Getaways; (ix) modernization of the Company’s financial management systems; (x) modernization of the Company's data and processing AI capabilities; and (xi) further modernization of technology infrastructure and cybersecurity. The Company’s strategic initiatives represent significant undertakings by the Company and continue to require the incorporation of new technologies and procedures for a seamless transition.

Environmental Sustainability

Over the years, the Company has undertaken a number of initiatives that have a direct impact on its fuel conservation and emissions-related reduction efforts, including the introduction of the MAX aircraft into the Company's fleet, which is more fuel-efficient and releases fewer CO₂ emissions per ASM than the Company's previous generation of 737 aircraft.

The Company participates in Required Navigation Performance (“RNP”) operations as part of the FAA's Performance Based Navigation program. RNP combines the capabilities of advanced aircraft avionics, satellite navigation (instead of less efficient ground-based navigation), and new flight procedures to enhance navigational and operational capabilities, improve fuel efficiency, and minimize greenhouse gas (“GHG”) emissions. RNP approaches, which are published by the FAA, are currently available at a limited number of the airports Southwest serves, but the Company continues to work with the FAA to develop and seek more use of RNP approaches and to evolve air traffic control rules to support greater utilization of RNP.

The Company has previously announced certain near- and long-term environmental sustainability goals and has undertaken related initiatives. These goals and initiatives remain subject to ongoing evaluation and may change as market, regulatory, or technological conditions evolve. In addition, the Company’s ability to make progress towards its sustainability goals and the advancement of related initiatives will depend on factors outside of its control, including, among other things, the future availability and cost of sustainable aviation fuel ("SAF"), advancements in fuel‑efficient technology, government support, and other operational or technological innovations. While the Company believes that its voluntary disclosures regarding environmental, social, and governance matters are responsive to various areas of investor interest, the Company believes that certain of these disclosures do not currently address matters that are material to the Company’s operations, strategy, financial condition, or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions, and timelines used to create such disclosures, the materiality of these disclosures is inherently difficult to assess in advance.

Regulation

General

The airline industry is heavily regulated domestically and internationally, especially by the federal government, and there are a significant number of governmental agencies, offices, and legislative bodies that could directly or indirectly affect the Company and the airline industry financially and operationally. Regulations affecting the Company or the airline industry include, but are not limited to, those discussed below. For further discussion of the risks relating to regulation of the Company and the airline industry, see “Risk Factors—Legal, Regulatory, Compliance, and Reputational Risks.”

Commercial air carriers in the United States are subject to regulation by the Department of Transportation ("DOT"), which regulates economic operating authority for air carriers and consumer protection for airline passengers, and the FAA, an agency within the DOT which has the authority to regulate safety aspects of civil aviation operations. The FAA manages the nation's labor-intensive air traffic control (“ATC”) system. The Company may be subject to civil penalties or cease and desist orders for violations of federal regulations.

The airline industry is dependent on the federal government in terms of its effective management of aviation security and customs functions. The TSA regulates aviation security and operates airport checkpoints and baggage screening systems, while U.S. Customs and Border Protection (“CBP”) is responsible for border protection and facilitates the flow of international travel by regulating immigration and customs laws. Other federal entities with influence over airlines include, but are not limited to, the U.S. Department of Justice, which oversees certain airline antitrust matters; the National Mediation Board, which administers the Railway Labor Act governing labor relations in the airline industry; and the Pipeline and Hazardous Materials Safety Administration, which establishes rules for hazardous materials and other dangerous goods transported on aircraft.

The Company is also subject to various state, local, and foreign laws and regulations.

The airline industry may also be impacted by the activities of Congress. For instance, from time-to-time, Congress may be unable to enact appropriations bills to fund one or more of the aforementioned agencies, which may result in a lapse in appropriations and cause a partial government shutdown. Government shutdowns may disrupt important government services, such as ATC functions. A shutdown lasting more than several days, such as the partial government shutdown that occurred from October 1, 2025 through November 12, 2025, has resulted, and may in the future result, in substantial operational and financial burdens on the Company.

Economic and Consumer Protection Regulation

Regulation by the U.S. Department of Transportation

To provide passenger transportation in the United States, a domestic airline is required to hold a Certificate of Public Convenience and Necessity from the DOT, which is unlimited in duration. The Company’s certificate generally permits it to operate among any points within the United States and its territories and possessions. Additional DOT authority, in the form of a certificate or exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via code-sharing with another airline. Exemptions granted by the DOT to serve international markets are generally limited in duration and are subject to periodic renewal requirements. The DOT may revoke a certificate or exemption, in whole or in part, for failure to comply with federal aviation statutes, regulations, orders, or the terms of the certificate or exemption itself.

The DOT's consumer protection and enforcement authority is derived primarily from a federal statutory prohibition on “unfair or deceptive practices or unfair methods of competition” by air carriers. The DOT also enforces the requirement that air carriers provide safe and adequate air transportation, and the prohibition on discrimination against consumers on the basis of (i) disability and (ii) race, color, religion, national origin, sex, or ancestry.

The DOT has adopted “Passenger Protection Rules,” which address a wide variety of matters, including flight delays on the tarmac, chronically delayed flights, denied boarding compensation, baggage liability requirements, ticket refunds, disabled passenger transportation, and advertising of airfares, among others. The Passenger Protection Rules affect the Company’s operations and may have a material effect on the Company’s capital expenditures and earnings. The DOT’s August 2023 rule on accessible lavatories requires airlines to have one accessible (i.e., larger) lavatory on new narrow-body aircraft that are (i) originally ordered after October 3, 2033, (ii) delivered after October 2, 2035, or (iii) part of a new type-certificated design filed with the FAA or a foreign carrier’s safety authority after October 2, 2024. The Company anticipates that this rule could impose substantial costs on the Company and have a material effect on the Company's capital expenditures, earnings, and competitive position.

In 2024, the DOT finalized new rules enhancing protections for passengers who use wheelchairs and assistive devices and requiring airlines to provide a full ticket refund to passengers in certain situations involving a cancellation or significant delay. The DOT has also issued a rule related to when and how air carriers must disclose ancillary service fees, although that rule is currently stayed, pending litigation. The DOT may expand upon its rules or issue new rules in the future, which could increase the cost of regulatory compliance.

Aviation Taxes and Fees

The federal government requires airlines to collect certain aviation taxes, including an excise tax and a domestic segment tax paid by airline customers, which are used, in part, to finance programs administered by the FAA. Airline passengers are also required to pay a “Passenger Facility Charge” if utilizing a commercial airport with such a user fee, and air carriers pay the federal government a commercial jet fuel tax. Additionally, passengers are subject to federal fees related to the U.S. Department of Homeland Security. Passengers taking trips originating in the United States pay a Transportation Security Fee. International passengers arriving in the United States are subject to U.S. immigration and customs fees which support the CBP and an agriculture inspection fee imposed by the U.S. Department of Agriculture's Animal and Plant Health Inspection Service. Certain of these taxes and fees may be indexed to inflation, and new or higher aviation taxes or user fees on air carriers and/or their customers may be imposed by Congress or the applicable agency at any time.

Operational and Safety Regulation

The Company and certain of its third-party service providers are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, training, and other matters affecting air safety. For example, the FAA has rules with respect to crew flight, duty, and rest times. The FAA, from time to time, issues orders or directives relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. The FAA also requires airlines to obtain and maintain an Air Carrier Operating Certificate, as well as other certificates, approvals, and authorities. These certificates, approvals, and authorities are subject to amendment, suspension, or revocation for cause. The FAA may issue advisory circulars to provide guidance for compliance with aircraft and pilot certification standards, operational standards, training standards, and other FAA rules.

The FAA Reauthorization Act of 2024 authorizes funding for the FAA through federal fiscal year 2028 and provides direction to various FAA and DOT offices and programs over the next several years, including mandates for new rulemakings. As the airlines’ safety regulator, the FAA may utilize a variety of methods, such as temporary flight restrictions, to address safety concerns and control aircraft operations within designated areas. The FAA regulates authorizations to land and take off at certain U.S. airports the Company serves, including Reagan National Airport and LaGuardia Airport. These “slot” restrictions limit operations and regulate capacity. The allocation of slots and additional slot restrictions, exemptions, or waivers, which may be implemented in the future, could affect the Company’s operations and strategic initiatives.

The FAA is also the safety regulator of airplane manufacturers and oversees the aircraft certification process. The certification of the -7 is stalled due in part to the FAA’s heightened oversight of aircraft manufacturers. The FAA’s oversight of the Company’s original equipment manufacturers and the rate of production of new planes are outside of the Company’s control. The FAA may also require airplane manufacturers to retrofit airplanes to address safety concerns, which could impose substantial costs on the Company. For example, the FAA has finalized a rule requiring commercial aircraft manufactured after August 2025 to have a physical secondary barrier installed between the aircraft’s flight deck and cabin to provide additional protection against unauthorized access to the flight deck. The Company is currently installing these modifications on new deliveries of its aircraft. The FAA may also issue regulations requiring installation of secondary barriers on existing commercial aircraft that were manufactured prior to August 2025, which would impose significant costs on the Company.

The FAA also manages the nation’s ATC system. The U.S. government and the airline industry are increasingly focused on addressing persistent shortages of fully licensed and trained air traffic controllers, as well as modernizing the ATC system through large-scale capital projects. Congress allocated approximately $12.5 billion in 2025 for the FAA to replace outdated technology and infrastructure and recruit and train controllers. Controller shortages and inefficiencies in the ATC system have caused air carrier delays and cancellations, which may significantly impact the Company’s operations and cost.

Additionally, the FAA has continued its ongoing effort to implement a multi-faceted, airspace modernization program. The Company has implemented technology and programs intended to comply with applicable requirements, but continued compliance and future equipage mandates could impose substantial costs on the Company. The Company is subject to any operational changes imposed by the FAA as they relate to the modernization program or otherwise.

Passenger and Occupational Health Regulation

The Company is subject to various other federal, state, and local laws and regulations relating to health and occupational safety, including Department of Health and Human Services, Centers for Disease Control and Prevention, Occupational Safety and Health Administration, and Food and Drug Administration regulations. New health requirements or standards, whether mandated by government agencies or voluntarily adopted by the Company, could affect the Company’s costs and performance.

Security Regulation

The TSA and the CBP are responsible for certain civil aviation security matters affecting U.S. air carriers. TSA regulations and procedures address, among other things, (i) flight deck security; (ii) the use of federal air marshals onboard flights; (iii) airport and aircraft access security; (iv) airline crew security training; (v) security screening of passengers, baggage, cargo, mail, employees, and vendors; (vi) training and qualifications of security screening personnel; (vii) provision of passenger data to CBP; (viii) background checks; and (ix) certain cybersecurity requirements. The CBP is the federal agency charged with facilitating international trade, collecting import duties, and enforcing U.S. regulations with respect to trade, customs, and immigration.

TSA or CBP personnel and mandated security procedures can affect the Company's operations, costs, and Customer Experience. For example, as part of its security measures, the TSA requires airlines to collect passengers’ personal information to identify individuals for more extensive security screening, which has raised privacy concerns by some air travelers. TSA and CBP procedures and lack of sufficient numbers of personnel have also caused delays at screening checkpoints. The TSA has expressed its plans to leverage advanced transportation security screening technologies, including biometric solutions, to improve security effectiveness and operational efficiency. The advanced technologies have prompted privacy, cost, and legal concerns from air carriers, travelers, and advocacy groups.

The Company works collaboratively with the TSA, CBP, foreign governments, and airports to provide risk-based security measures at international locations served by the Company. The Company has also made significant investments in facilities, equipment, and technology to inspect and process Customers, checked baggage, and cargo efficiently in compliance with applicable security regulations. However, the Company is not able to predict the impact, if any, that any new security measures or TSA or CBP resource limitations at certain airports will have on Passenger revenues and the Company’s costs, either in the short-term or the long-term.

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

In conjunction with airport authorities, other airlines, and state and local environmental regulatory agencies, the Company, as a normal course of business, undertakes voluntary investigation or remediation of soil or groundwater contamination at various airport sites. The Company has not historically experienced any airport site environmental liability that has had a material adverse effect on its capital expenditures, earnings, or competitive position. However, many airports, as well as federal, state, and local governmental authorities, are increasingly focused on groundwater contamination caused by per- and polyfluoroalkyl substances (“PFAS”). PFAS are a key component in foam used to fight petroleum-based fires at both commercial and military aviation facilities. Regulatory authorities at the federal, state, and local levels are moving forward with prohibitions on the manufacturing, use, or sale of PFAS-based foam, as well as costly remediation efforts at airports to address groundwater contamination. In April 2024, the U.S. Environmental Protection Agency (the “EPA”) issued a final rule listing two specific types of PFAS as hazardous substances under CERCLA and requiring entities to report releases that meet or exceed a reportable quantity to the EPA and applicable state and local agencies. The evolving legal and regulatory activity surrounding PFAS could lead to an inadequate supply of FAA-certified firefighting foam throughout the aviation system, additional costs associated with transitioning away from products containing PFAS, potential environmental incident prevention or cleanup costs for historic use of hazardous substances, and/or increased operating costs at certain airports. Moreover, listing PFAS compounds under CERCLA may give rise to strict, joint and several liability for removal, remedial, response, and other costs, the costs of which could be material.

Members of the United Nations’ International Civil Aviation Organization (“ICAO”) have agreed to a series of measures to reduce GHG emissions within the aviation sector. At the federal level, the EPA adopted aircraft GHG emissions standards in December 2020, which apply to airframe and aircraft engine manufacturers and align with the standards previously adopted by ICAO. The FAA finalized these standards in February 2024, mandating improved fuel efficiency certification regulations for airplanes manufactured after January 1, 2028. The Company has not and does not expect to incur any material costs related to the EPA’s aircraft GHG emissions rules at this time, and the rules are not expected to adversely impact the Company's current aircraft fleet; however, the Company cannot guarantee that more stringent standards will not be adopted by Congress, the FAA, or the EPA in the future that could require material capital expenditures to modernize or replace its aircraft fleet or incur other costs related to GHG emissions from its aircraft. The Company may also face new regulation of aircraft emissions in the U.S. or internationally, potentially subjecting the Company to further taxes, environmental fees, or requirements to obtain permits or offsets for GHG emissions in certain jurisdictions.

In addition to aircraft emissions standards, ICAO has adopted its Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) program, a global market-based measure intended to cap carbon emissions from international civil aviation at their 2019 levels from 2021 to 2023 and 85 percent of their 2019 levels from 2024 to 2035. CORSIA calls for international aviation emissions above these levels to be offset or reduced through the use of carbon offsets or eligible sustainable fuels. The U.S. has not enacted legislation to implement CORSIA. However, the Company is voluntarily monitoring its international emissions for reporting purposes and to determine carbon offsetting requirements under the CORSIA program. The future costs of adhering to CORSIA are uncertain, and the Company could face increased costs to purchase additional volumes of SAF or carbon offsets, or to take other measures to adhere to the CORSIA program or other similar climate-change related mandates in the future. To date, the Company has not incurred any material costs related to CORSIA; however, the Company could experience material costs as a result of future changes to the CORSIA program or the expansion of its international operations, which could increase its potential obligations under CORSIA.

The federal government and several U.S. states have also enacted or proposed climate-related disclosure laws that would require the Company to evaluate and report climate-related risks. For example, the State of California requires reporting related to voluntary carbon offsets, and the Securities and Exchange Commission has considered new rules requiring disclosure of certain climate-related information. California has also enacted climate-disclosure laws which are subject to legal challenge and would require the Company to disclose GHG emissions and a climate-

related financial risk report. The timing and scope of future legislation, if passed into law, is uncertain at this time. The reporting obligations of state or federal laws or rules requiring the disclosure of climate-related risks may cause the Company to incur increased costs with respect to modifying existing disclosure controls, financial reporting practices, and the gathering and reporting of emissions data. For further discussion of the risks relating to these reporting obligations, see “Risk Factors—Legal, Regulatory, Compliance, and Reputational Risks.”

In addition to climate change, aircraft noise continues to be an environmental focus. The Airport Noise and Capacity Act of 1990 gives airport operators the right, under certain circumstances, to implement local noise abatement programs. Some airports have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of operations. Foreign governments may enact or allow airports to enact similar restrictions. These types of restrictions can cause curtailments in service or increases in operating costs, limit the ability of air carriers to expand operations at the affected airports, block access for new entrants, impede the implementation or use of more efficient flight paths, and result in civil fines when operators violate curfews or noise limitations.

Government efforts at the international, federal, state, or local levels to address worldwide climate change, manage GHG emissions, and reduce aircraft noise, to the extent pursued or implemented, could affect the Company, aircraft operators, original equipment manufacturers, producers and sellers of aviation fuel, and other third parties on which the Company is dependent. Additional legislative or regulatory activity in this area could require modifications to the Company’s equipment, operations, and strategy, and could have a material effect on the Company's capital expenditures, earnings, or competitive position. The Company does not currently expect any such effects to be material. However, until the timing, scope, and extent of such future developments become known, the Company cannot accurately predict their effect on the Company’s cost structure or its operating results.

Data Privacy and Cybersecurity Regulation

The Company is subject to increasingly complex legislative, regulatory, and customer expectations related to data privacy, AI, and cybersecurity risk management across a variety of domestic and international jurisdictions. Existing and evolving requirements could result in risks or challenges such as expanded compliance burdens, operational changes, and enforcement risks for the Company. For further discussion of the risks relating to data privacy and cybersecurity, see “Risk Factors—Information Technology, Cybersecurity, and Data Privacy Risks.”

Regulators and certain jurisdictions, including the European Union, the U.K., and numerous states within the United States, have passed laws relating to the notice, collection, processing, use, retention, protection, and transfer of personal information as well as the protection of sensitive information and critical systems. In some cases, such laws and regulations can be enforced by private parties in addition to regulators. The Company processes, stores, and transmits sensitive data that includes information such as Customer and Employee data, credit card numbers, sensitive security information, and other regulated information for a variety of business purposes. The Company, therefore, is subject to various risks and costs associated with such activities, including costs associated with compliance with U.S. and foreign data collection and privacy laws and various contractual obligations.

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

As the Company expands into new locations, enters international partnerships, and participates in other global activities, it may be required to comply with foreign laws like the EU's General Data Protection Regulation, which could impose additional data privacy and cybersecurity requirements upon the Company along with significant compliance obligations and substantial penalties for non-compliance.

The Company is subject to broadly applicable cybersecurity legal obligations and has experienced heightened legislative and regulatory focus on cybersecurity due to its designation as critical infrastructure and its federal contractor status. The Company must comply with a developing set of cybersecurity requirements, including, but not limited to, reporting obligations, technical security measures, internal and external coordination, cyber-related risk‑management and governance obligations, and other compliance requirements related to information technology systems and operational technology systems. In 2025, the Company completed a series of distinct cybersecurity inspections conducted by the TSA, FAA, and Department of Defense, each designed to assess compliance with their respective regulatory requirements. Failure to comply with emerging cybersecurity obligations or to address identified gaps could lead to enforcement actions, monetary penalties, operational limitations, or reputational damage.

Additionally, there are emerging regulations and state laws around AI, including those in California and Colorado, that may soon require companies that develop or deploy AI systems to establish formal governance structures and internal controls, including designated oversight personnel, documented risk assessment procedures, and regular compliance reviews of their AI systems. The Company has established an internal AI governance team, and the Company’s Board of Directors oversees AI risks through its Audit Committee and at the full Board level. AI usage and governance continues to evolve, and the Company may become subject to regulations that effect its operations and increase its costs.

International Regulation

All international air service is subject to certain U.S. federal requirements and approvals, as well as the regulatory requirements of the appropriate authorities of the foreign countries involved. Foreign regulatory agencies located in jurisdictions served by the Company can impose requirements on various aspects of the Company’s business, including safety, marketing, ticket sales, staffing, and tax. Foreign countries may also enact passenger protection rules similar to or exceeding the DOT’s rules, which could impose additional costs and liabilities on the Company.

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

Certain international markets are governed by bilateral air transportation agreements between the United States and foreign countries, which may be subject to renegotiation or reinterpretation from time to time. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of the Company's existing international authorities, present barriers to renewing existing or securing new authorities, or otherwise affect the Company's international operations. There are also capacity limitations at certain international airports, which could impact future service levels. While the U.S. government has negotiated “open skies” agreements with many countries, which allow for reciprocal unrestricted access between the United States and respective foreign destinations, airport gate and/or limitations on commercially viable slot times may impede the Company’s service or growth. Further, agreements with other non-open skies countries may restrict or limit the Company's entry into those destinations and/or its related growth opportunities.

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

Industry and Competition

Historically, the airline industry has been an extremely volatile industry. Among other things, it has been cyclical, energy intensive, labor intensive, capital intensive, technology intensive, highly regulated, heavily taxed, and extremely competitive. The airline industry has also been particularly susceptible to detrimental events such as U.S. government shutdowns, economic recessions, jet fuel price volatility, unscheduled maintenance disruptions, outbreaks of disease and/or pandemics, supply chain challenges, acts of terrorism or war, geopolitical unrest, severe weather, and natural disasters. In 2025, the U.S. airline industry continued to face challenges such as the historically prolonged government shutdown (which impacted key functions such as TSA and the ATC system and mandated industry capacity reductions), inflationary cost pressures (particularly labor costs), delayed aircraft deliveries, shifting travel demand patterns, economic uncertainty, disruptive weather events, and natural disasters. In response to ever-evolving travel patterns, the Company and several other U.S. airlines implemented route network changes and evaluated capacity.

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

Pricing and Cost Structure

Pricing is a significant competitive factor in the airline industry, and the availability of fare information on the Internet allows travelers to easily compare fares and identify competitor promotions and discounts. During 2025, the Company continued to experience a highly competitive fare environment.

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

The Company believes its cost structure has historically provided it with an advantage over many of its airline competitors by enabling it to charge competitive fares, and the Company remains focused on driving efficiencies to offset overall inflationary cost pressures.

Routes, Loyalty Programs, and Schedules

The Company also competes with other airlines based on markets served, loyalty opportunities, and flight schedules. While the Company has a robust route network in the United States, some major airlines have more extensive global route structures than Southwest, including more extensive international networks. In addition, many competitors have entered into significant commercial relationships with other airlines, such as strategic alliances, code-sharing, and capacity purchase agreements, which increase the airlines' opportunities to expand their route offerings. Depending on the nature of the specific alliance, code-sharing arrangement, or capacity purchase agreement, a participating airline may be able to, among other things, (i) offer its customers access to more destinations than it would be able to serve on its own, (ii) gain exposure in markets it does not otherwise serve, and (iii) increase the perceived frequency of its flights on certain routes. More extensive route structures, as well as alliance and code-sharing arrangements, not only provide additional route flexibility for participating airlines, but they can also allow these airlines to offer their customers more opportunities to earn and redeem loyalty miles or points. In 2025 and first quarter 2026, the Company launched such partnerships with Icelandair, Hahnair, China Airlines, EVA Air, Philippine Airlines, Condor, and Turkish Airlines to provide transoceanic connectivity. The Company is exploring additional gateways with these existing partners, as well as additional partnerships with other airlines, in 2026 in an effort to enhance its route offerings.

Customer Service, Operational Reliability, Product Offerings, and Amenities

Southwest also competes with other airlines with respect to customer service, operational reliability (such as ontime performance), product offerings, and passenger amenities. Southwest competes with airlines that have more seating options and associated passenger amenities, including first class, business class, and other related amenities, which can appeal in particular to business customers. The Company believes the introduction of assigned and extra legroom seating provides an opportunity to increase the Company’s market share of business customers. As part of its product offerings evolution, in 2025, the Company also introduced a new, Basic fare product to appeal to Customers who prioritize lower fare price.

New and different types of aircraft flown by competitors could have operational attributes and passenger amenities that could be considered more attractive to certain consumers than those associated with the Company’s existing fleet. Some of the Company’s competitors have added, and may continue to add, passenger amenities not offered by the Company, including through new aircraft types and configurations. While Southwest historically utilized an open seating model, the Company began to assign seats, offer extra legroom seating options, and evolve its boarding processes in January 2026. The Company also introduced a refreshed cabin design, and has received initial deliveries of aircraft with new, more comfortable RECARO seats. The Company has further expanded its competitive product offerings with redeye flights, airline partnerships aimed at delivering international connectivity, and an in-house vacation package through Getaways. These initiatives are designed to elevate the Customer Experience and enable the Company to better compete with other airlines’ product offerings and passenger amenities.

Carriers are also increasingly focusing on customer-friendly policies as opportunities to win and retain customers. The Company continuously reviews the effectiveness of its Customer policies in achieving its commercial objectives. The Company believes its Customer Service and policies (including those listed below) continue to positively differentiate it from many of its competitors.

•The Company offers free in-flight Wi-Fi for all Rapid Rewards Members through a partnership with T-Mobile;
•The Company offers competitive fares and does not charge change fees for most fare products (although fare differences may apply) or cancellation fees (subject to the Company’s No Show policy);
•The Company offers free same-day standby listings (subject to conditions);
•Customers can pay with a combination of cash and Rapid Rewards points; and
•Rapid Rewards points do not expire.

Balance Sheet Health

The Company has maintained its investment-grade rating by all three major credit agencies (Moody’s, S&P Global, and Fitch), and is one of only two major U.S. passenger airlines with an investment-grade rating by all three major credit agencies. The Company believes its strong balance sheet and focus on prudent capital deployment will support its strategic plans and initiatives. The Company's capital allocation framework supports its continued commitment to a strong and efficient investment-grade balance sheet. The Company intends to preserve the strength of its balance sheet through manageable debt maturities and a targeted liquidity balance, comprised of cash and cash equivalents, short-term investments, and a revolving credit line, with the goal of maintaining a targeted leverage ratio of adjusted debt to adjusted earnings before interest, taxes, depreciation, amortization, and rent. The Company also intends to continue returning value back to its Shareholders through dividends and opportunistic share repurchases. The Company plans to continually review its return of capital program, taking into account the Company’s free cash flow, leverage, and fleet monetization strategy.

Other Forms of Competition

Technology advancements have provided alternatives to air travel, such as videoconferencing, business communication platforms, and the Internet, and these alternatives have significantly increased in scope in recent years. There is risk that the significantly increased use of these alternatives could result in permanent changes to consumer behavior and thereby negatively affect demand for air travel.

The airline industry is also subject to varying degrees of competition from other forms of transportation, including public charter operators and surface transportation by automobiles, buses, and trains. Inconveniences and delays associated with air travel security measures can increase surface competition. In addition, surface competition can be significant during economic downturns when consumers cut back on discretionary spending and fewer choose to fly, or when gasoline prices are lower, making surface transportation a less expensive option. The Company has historically provided a relatively high percentage of short-haul travel, and thus has been particularly exposed to competition from surface transportation in these instances.

Seasonality

The Company's business is ordinarily seasonal. In most markets the Company serves, demand for air travel has historically been greater, and, therefore, revenues in the airline industry tend to be stronger, during the summer months and peak travel periods, including holidays. As a result, in many cases, the Company's results of operations reflect this seasonality. Factors that could alter this seasonality include, among others, the price of fuel, general economic conditions, changes in consumer behavior, governmental action, including shutdowns, global pandemics, extreme or severe weather and natural disasters, fears of terrorism or war, or changes in the competitive environment. Therefore, the Company's quarterly operating results are not necessarily indicative of operating results for the entire year, and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Human Capital Resources

Employees

As of December 31, 2025, the Company had 72,790 active full-time equivalent Employees, consisting of 32,214 air operations (including Pilots, Flight Attendants, Dispatchers, Flight Simulator Technicians, Flight Crew Training Instructors, and Meteorologists), 21,734 ground operations (including Ramp, Operations, Provisioning, Freight Agents, and Customer Service Agents), 2,629 Customer Representatives and Source of Support Representatives, 3,727 maintenance and engineering (including Material Specialists, Mechanics, Aircraft Appearance Technicians, and Facilities Maintenance Technicians), and 12,486 additional “noncontract” Employees. The Company has consistently utilized active full-time equivalent Employees to determine various metrics that measure productivity and efficiency, so it has chosen to not include on-leave Employees in the figure, which totaled an additional 4,607 Employees as of December 31, 2025. In addition, the active full-time equivalent Employees figure includes an adjustment to count all part-time Employees as a 0.5 full-time equivalent Employee. When considering total demographics of Employees, however, the Company looks at total headcount, active and on-leave Employees, irrespective of part-time or full-time status.

In February 2025, the Company implemented a reduction in workforce, which reduced approximately 1,750 Employee roles, or approximately 15 percent of corporate positions. As of December 31, 2025, the Company's number of active full-time equivalent Employees increased by 0.5 percent, year-over-year, due in part to the hiring of full-time equivalent contract Employees. The Company plans to continue efforts to right-size staffing, with the goal of running a safe, reliable, and efficient operation.

Global Innovation Center

In November 2025, the Company formed Southwest Airlines India Private Limited, a wholly-owned subsidiary, in Hyderabad, India. The subsidiary is a Global Innovation Center intended to enhance Southwest’s delivery model by transitioning the delivery of certain critical business functions from the Company’s international vendor network to internal Employees and decreasing the Company’s reliance on existing resources.

Labor Union Activity

Approximately 84 percent of Company Employees as of December 31, 2025, were represented by labor unions. The Railway Labor Act establishes the right of airline employees to organize and bargain collectively. Under the Railway Labor Act, collective-bargaining agreements between an airline and a labor union generally do not expire, but instead become amendable as of an agreed date. By the amendable date, if either party wishes to modify the terms of the agreement, it must notify the other party in the manner required by the Railway Labor Act and/or described in the agreement. After receipt of the notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board to appoint a federal mediator. If no agreement is reached in mediation, the National Mediation Board may determine an impasse exists and offer binding arbitration to the parties. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless a Presidential Emergency Board is established to investigate and report on the dispute. The appointment of a Presidential Emergency Board maintains the “status quo” for an additional period of time. If the parties do not reach agreement during this period, the parties may then engage in “self-help.” “Self-help” includes, among other things, a strike by the union or the airline’s imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Since October 2022, each of the 12 union-represented workgroups have ratified new contracts.

The following table sets forth the Company's Employee groups subject to collective bargaining and the status of their respective collective-bargaining agreements as of December 31, 2025:

Employee Group	Approximate Number of Full-time Equivalent Employees	Representatives	Status of Agreement
Southwest Pilots	10,321	Southwest Airlines Pilots' Association (“SWAPA”)	Amendable January 2029
Southwest Flight Attendants	21,197	Transportation Workers of America, AFL-CIO, Local 556 (“TWU 556”)	Amendable May 2028
Southwest Material Specialists (formerly known as Stock Clerks)	474	International Brotherhood of Teamsters, Local 19 (“IBT 19”)	Amendable October 2026
Southwest Ramp, Operations, Provisioning, Freight Agents	17,565	Transport Workers Union Local 555 (“TWU 555”)	Amendable March 2029
Southwest Flight Simulator Technicians	53	IBT 19	Amendable September 2028
Southwest Flight Crew Training Instructors	205	Transportation Workers of America, AFL-CIO, Local 557 (“TWU 557”)	Amendable January 2027
Southwest Dispatchers	508	Transportation Workers of America, AFL-CIO, Local 550 (“TWU 550”)	Amendable June 2027
Southwest Aircraft Appearance Technicians	209	AMFA	Amendable July 2027
Southwest Mechanics & Related Employees	2,999	Aircraft Mechanics Fraternal Association (“AMFA”)	Amendable August 2027
Southwest Facilities Maintenance Technicians	45	AMFA	Amendable November 2027
Southwest Customer Service Agents, Customer Representatives, and Source of Support Representatives	6,798	International Association of Machinists and Aerospace Workers, AFL-CIO (“IAM 142”)	Amendable December 2027
Southwest Meteorologists	15	TWU 550	Amendable May 2028

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

The Company has implemented many programs designed to achieve these priorities, including strong Employee training and benefits programs. The Company rewards Employees with competitive compensation and benefits packages, including attractive medical plans, the Southwest Airlines Co. Retirement Savings Plan, which merged the Company’s former 401(k) plan and former profitsharing plan, and a 401(k) plan with a non-elective Company contribution for Pilots. The Southwest Airlines Co. Retirement Savings Plan also has non-elective contributions for certain eligible workgroups that have negotiated such items as part of ratified collective-bargaining contracts.

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

Inclusion & Belonging

The Company is committed to being an equal opportunity employer and prohibits all forms of unlawful discrimination in accordance with applicable law. Inclusion is a part of the Company’s culture that not only supports its workforce but is fundamental to the Company’s efforts to support the communities that it serves. In an effort to advance these initiatives, the Company’s inclusion priorities include the following:

•Maintaining a culture of Belonging through the promotion of inclusion and meaningful connections among Employees;
•Continued focus on a Leadership bench diverse in skills, experience, and perspective; and
•Supporting the Company’s commitment to provide all Employees with equal opportunity for learning and personal growth.

The Company provides regular Inclusion and Belonging updates to the Compensation Committee of the Board, which assists the Board with its oversight of human resources policies and practices.

The Company also works with community partners in support of expanded recruiting efforts and continued development of diverse and inclusive talent pipelines. The Company's motivation is to be a healthy organization where Employees thrive, feel appreciated and valued, and have an authentic sense of Belonging.

Additional Information About the Company
The Company was incorporated in Texas in 1967. The following documents are available free of charge through the Company's website, www.southwest.com: the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934. These materials are made available through the Company's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases, at annual meetings of Shareholders, in publicly accessible conferences and Investor presentations, and through its website (principally in its Newsroom and Investor Relations pages). References to the Company's website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Form 10-K.

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

Item 1A.    Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties, including but not limited to those described below. Other risks are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and related Notes thereto. The Company’s business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Company’s business, financial condition, or results of operations, or impair the Company’s ability to implement its strategic plans. In that case, the market price of the Company’s common stock could decline. The following risk factors are summarized as financial; operational; information technology, cybersecurity, and data privacy; and legal, regulatory, compliance, and reputational.

Financial Risks

•The airline industry is particularly sensitive to changes in economic conditions, and continued or future unfavorable economic conditions or economic uncertainty could negatively affect the Company’s results of operations and require the Company to adjust its business strategies.
•The Company's business, strategic plans, and profitability can be significantly affected by the availability of jet fuel, fuel prices, and volatility of fuel prices, and the Company's operations are subject to disruption in the event of any delayed supply of fuel.
•The Company’s low-cost structure has historically been a competitive advantage, and many factors have and could continue to adversely affect the Company’s ability to control its costs.
•Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results.
•The Company’s business, operating results, and financial condition could be adversely impacted if it is unable to effectively execute its strategic plans.
•The airline industry is intensely competitive.

Operational Risks

•The Company is currently dependent on Boeing as the sole manufacturer of the Company’s aircraft. If the MAX aircraft were to become unavailable for the Company’s operations, or if the Company were not able to procure future aircraft in a timely manner or on favorable commercial terms, the Company’s business plans, strategies, and results of operations could be materially and adversely affected.
•Introducing a new aircraft manufacturer or fleet type could impose significant operational complexities, regulatory requirements, and costs on the Company.
•The Company could be materially adversely affected in the event of conflict with its Employees or its Employees’ representatives or if the Company were unable to employ and retain appropriate numbers of qualified Employees to maintain its operations.
•The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment or adequate maintenance or other support, (ii) if suppliers were unable to achieve and/or maintain required regulatory certifications or approvals, or (iii) in the event of a mechanical or regulatory issue associated with the Company’s aircraft parts or equipment.
•The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, war, or other hostilities could significantly harm the airline industry and the Company’s operations.
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

Information Technology, Cybersecurity, and Data Privacy Risks

•The Company is heavily dependent on technology to operate its business; any failure, disruption, breach, or delay in the Company’s information systems or in implementation of necessary changes could materially adversely affect its operations.
•The Company is increasingly exposed to cybersecurity attacks and data incidents impacting its IT Systems, and such incidents could have a disruptive and material adverse effect on the Company’s business, financial position, or results of operations.
•The Company is expanding its use of AI and machine-learning, and any failure in its related strategy, compliance with regulations, or risk management could materially adversely affect its operations, reputation, and/or financial position.

Legal, Regulatory, Compliance, and Reputational Risks

•The Company is subject to extensive government regulation that may disrupt or necessitate modifications to the Company’s operations, business plans, and strategies, or increase the Company’s operating costs.
•Airport capacity constraints and air traffic control inefficiencies have limited and could continue to limit the Company’s growth.
•The Company is subject to various environmental requirements and risks; the cost of compliance with more stringent environmental regulations, failure to comply with environmental regulations, or failure to otherwise manage the risks of climate change effectively could have a material adverse effect on the Company’s results of operations.
•The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.
•The Company’s future results may suffer if it is unable to effectively manage its current and contemplated international operations or Extended Operations.
•The Company’s plans to develop commercial relationships with airlines in other parts of the world may not produce the results or returns it expects.

•The Company is currently subject to regulatory actions and pending litigation, and judgment, penalties, or fines rendered against the Company could adversely affect the Company’s operating results.
•Conflicting federal, state, and local laws and regulations may impose additional requirements and restrictions on the Company’s operations, which could increase the Company’s operating costs, result in service disruptions, and increase litigation risk.
•The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise.
•The Company’s business has been, and could in the future be, negatively affected as a result of actions of activist shareholders, and such activism could adversely affect the strategic direction and business results of the Company.
•The Company has adopted certain provisions in its Bylaws that could increase costs to bring a claim, discourage claims, limit the ability of the Company’s Shareholders to bring a claim, or limit the ability of the Company’s Shareholders to bring a claim in certain judicial forums.

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

Businesses and other travelers are able to forego air travel by using other communications such as videoconferencing, business communication platforms, and the Internet. Further, some businesses allow their employees to work remotely and/or restrict non-essential travel for their employees, which has impacted the demand for business air travel. In addition, to the extent business travel demand increases, businesses may require the purchase of less expensive tickets to reduce costs. This, in turn, can result in a decrease in average revenue per seat.

During unfavorable economic conditions, low fares are often used to stimulate traffic. However, offering low fares typically hampers the ability of airlines to counteract any increases in fuel, labor, and other costs. Consumer behavior related to traveling may be negatively impacted by adverse changes in the perceived or actual economic climate, including declines in income levels or disposable income, and/or loss of wealth resulting from the impact of economic conditions. Government foreign-relations actions, including tariffs and immigration policies, may also reduce the willingness of non-U.S. persons to travel to or within the United States, including by air. Any continuing or future U.S. or global economic uncertainty could further negatively affect the Company’s results of operations and could cause the Company to further adjust its business strategies. Additionally, because a significant portion of expenses to operate a flight do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on an airline’s operating and financial results. Therefore, any general reduction in airline passenger traffic could adversely affect the Company’s results of operations.

The Company's business can be significantly affected by the availability of jet fuel, fuel prices, and volatility of fuel prices and the Company's operations are subject to disruption in the event of any delayed supply of fuel; therefore, the Company's strategic plans and future profitability are likely to be affected by fuel availability, price increases, and fuel price volatility.

Airlines are inherently dependent upon energy to operate, and jet fuel and oil represented approximately 19 percent of the Company's operating expenses for 2025. Even a small change in market fuel prices can significantly affect profitability. The cost of fuel can be extremely volatile and unpredictable and is subject to many external factors and market expectations that are beyond the Company’s control. For example, fuel prices can be impacted by geopolitical, environmental (including those related to climate change), and economic factors, such as (i) dependency on foreign imports of crude oil and potential or actual hostilities or other conflicts in oil producing areas or along global trade routes; (ii) limitations and/or disruptions in domestic refining or pipeline operations or capacity due to weather, natural disasters, or other factors; (iii) worldwide demand for fuel, particularly in developing countries, which can result in inflated energy prices; (iv) changes in U.S. governmental policies on fuel production, transportation, taxes, and marketing; (v) imposition of economic sanctions on oil-producing countries or specific industry participants; and (vi) changes in currency exchange rates.

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

Historically, the Company attempted to manage its risk associated with volatile jet fuel prices by utilizing over-the-counter fuel derivative instruments to hedge a portion of its future jet fuel purchases. However, based on higher fuel hedging premium costs over time and other factors, the Company terminated its remaining fuel hedge positions in second quarter 2025 and does not intend to add new fuel derivatives to its portfolio. The Company may review its approach to hedging from time to time based on market conditions and other factors. Purchasing jet fuel at prevailing market prices, which could change substantially over short periods of time, may make the Company’s earnings more vulnerable to volatile fuel prices and could have a material adverse effect on the Company’s results of operations and financial condition. If the Company were to resume its fuel hedging program in the future, it cannot guarantee that the fuel derivatives it uses will provide adequate protection against significant increases in fuel prices. In certain cases, the type of derivative instruments utilized could result in hedging losses, which could result in the Company effectively paying higher than market prices for fuel, thus creating additional volatility in the Company’s earnings. The Company’s ability to enter into fuel derivative instruments in the future could also be limited by market conditions.

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

The Company’s low-cost structure has been one of its primary competitive advantages, as it has generally enabled the Company to offer low fares, drive traffic volume, grow market share, and protect profits. As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has experienced significant inflationary cost pressure, particularly with respect to Salaries, wages, and benefits expense. The Company’s low-cost structure can also be negatively impacted by costs over which the Company has limited control. These include costs such as fuel, labor (especially union labor), airport, and regulatory compliance costs.

The Company’s ability to control labor costs is limited by the terms of its collective-bargaining agreements. These agreements include required work rules and wage‑rate provisions, as well as other negotiated terms, that may restrict the Company’s operational flexibility and result in increased staffing or scheduling inefficiencies, thereby pressuring its cost structure relative to certain competitors. The Company’s unionized workforce makes up approximately 84 percent of its Employees and many have had pay scale increases as a result of contractual rate increases, which has increased the Company’s labor costs. Further, in response to staffing challenges, the Company has increased the minimum pay for certain of its workforce and provided incentive pay in certain instances. If new or amended labor agreements include additional pay increases, work rule requirements, or other terms that further elevate costs, the Company’s competitive cost position could be adversely affected.

As discussed under “Business - Regulation,” the airline industry is heavily regulated, and the Company’s regulatory compliance costs are subject to potentially significant increases from time to time based on actions by regulatory agencies that are out of the Company’s control. Additionally, because of airport infrastructure updates and other factors, the Company has experienced increased space rental rates at various airports in its network. Further, the Company cannot control decisions by other airlines to reduce their capacity. When this occurs, as it has at times during recent years, certain fixed airport costs are allocated among a fewer number of total flights, which can result in increased landing fees and other costs for the Company.

The Company is reliant upon third-party vendors and service providers, and the Company’s competitive position is dependent in part on its ability to obtain and maintain commercially reasonable terms with those parties. Disruptions to capital markets, shortages of skilled personnel, supply chain disruptions, increased regulation, geopolitical developments, tariffs, and/or adverse economic conditions could subject certain of the Company’s third-party vendors and service providers to significant financial pressures, which could lead to delays and other performance issues, ceased operations, or even bankruptcies among these third-party vendors and service providers. If a third-party vendor or service provider is unable to fulfill its commitments to the Company, the Company may be unable to replace that third-party vendor or service provider in a short period of time, or at competitive terms, which could have a material adverse effect on the Company’s results of operations.

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

As discussed under “Business - Insurance,” the Company carries insurance of types customary in the airline industry. Although the Company has been able to purchase aviation, property, liability, pollution, cybersecurity, and D&O/fiduciary insurance via the commercial insurance marketplace, costs have generally increased, and it is more difficult and, in some cases not possible, to obtain insurance for certain activities and weather-related events. For instance, the cost of insurance premiums related to hail and wind damage has increased for certain facilities, and certain flood insurance is no longer available. Available commercial insurance could be more expensive in the future and/or have material differences in coverage than insurance that has historically been provided and may not be adequate to protect against the Company’s risk of loss from future events, including acts of terrorism and severe weather events. With respect to any insurance claims, policy coverages and claims are subject to acceptance by the many insurers involved and may require arbitration, mediation, and/or litigation to effectively settle the claims over prolonged periods of time. The Company’s wholly-owned insurance captive uses actuarial services to determine the value of policies and reserves, which can be subject to fluctuation as past trends are not always indicative of future loss developments. In addition, an aircraft accident or other incident involving Southwest could result in costs in excess of its related insurance coverage, which costs could be substantial. Any aircraft accident or other incident involving Southwest or Southwest’s strategic partners, even if fully insured, could also have a material adverse effect on the public’s perception of the Company, which could harm its reputation and business.

The Company’s business, operating results, and financial condition could be adversely impacted if it is unable to effectively execute its strategic plans.

The Company is reliant on the success of its strategic plans and initiatives to increase revenues and help offset increasing costs. The execution of the Company’s strategic plans have been and may again be negatively affected by macroeconomic conditions. In both 2024 and 2025, the Company announced plans for, and is in the process of implementing, certain transformational initiatives, such as changing to an assigned seating model, offering extra legroom seating, formalizing partnerships with international carriers to expand its network, offering Getaways by Southwest, introducing 24-hour operations, reducing the turn times between flights, and introducing bag fees for most fare products. The Company’s transformational initiatives are discussed in more detail under “Business.” The Company made certain assumptions in developing its strategic plans and initiatives related to, for example, customer demand (in light of changing economic conditions), fuel costs, delivery of aircraft, aircraft certification approval timelines, labor market constraints and related costs, supply chain constraints, inflationary pressures, voluntary or mandatory groundings of aircraft, its network, competition, market consolidation, and other macroeconomic and geopolitical factors. The timely and effective execution of the Company’s strategies is dependent upon, among other factors, (i) the Company’s ability to balance its network schedule and capacity with the availability and location of its crew resources; (ii) the Company’s ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control costs; (iii) the Company’s ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (iv) the Company’s ability to secure labor agreements or modifications necessary to support certain operational or strategic initiatives; (v) the Company’s ability to maintain satisfactory relations with its Employees or its Employees’ representatives; (vi) the Company’s ability to retain and broaden its Customer base; and (vii) the Company’s dependence on third parties with respect to the execution of its strategic plans. The Company’s commercial and operational initiatives are designed to meet evolving Customer preferences, increase revenue opportunities, mitigate cost pressures, and modernize processes. Nevertheless, these measures and any future initiatives may hurt the Company’s competitive position and Customer loyalty rather than improve it and may not be successful in increasing revenues or offsetting costs. Furthermore, the execution of the Company’s strategic plans may exacerbate other risks described in this Form 10-K. Actual conditions may be different from the Company’s assumptions at any time and could cause the Company to further adjust its strategic plan. Additionally, the implementation of these initiatives may create logistical or reputational challenges that could harm the operational performance of the airline or result in decreased demand for air travel on Southwest. If the Company does not successfully execute its transformational initiatives or other strategic plans, or if actual results vary significantly from its expectations, the Company’s business, operating results, and financial condition may be adversely affected.

The airline industry is intensely competitive.

As discussed in more detail under “Business—Competition,” the airline industry is intensely competitive. The Company’s primary competitors include other major domestic airlines, as well as regional and new entrant airlines, public charter operators, surface transportation, and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet.

The Company’s historical low-fare position has been challenged by the removal of fare floors for certain routes by other carriers, leading to a lower fare offering across the industry, as well as “unbundled” service offerings by some carriers, which appeal to price-sensitive travelers through promotion to consumers of relatively low base fare options. Additionally, most major U.S. airlines offer expanded cabin segmentation fare products, such as “basic economy,” “premium economy,” and “first class” products. To meet Customer preferences and better compete with the major U.S. airlines, the Company has moved to a more segmented approach, offering a basic economy product and a premium economy fare product with extra legroom. The Company has also moved to an assigned seating model and now charges bag fees for most fare products. The competitiveness of the Company’s offerings could be adversely affected if it is unable to implement new initiatives in a timely and successful manner or if Customers are unwilling to accept the Company’s product and policy changes. If the Company cannot adequately retain and attract Customers or differentiate its product offerings from those of its competitors, then its business, financial condition, and results of operations could be materially adversely affected.

The Company’s revenues are sensitive to the actions of other carriers with respect to pricing, routes, loyalty programs, scheduling, capacity, customer service, operational reliability, comfort and amenities, product offerings, cost structure, aircraft fleet, strategic alliances, and code-sharing and similar activities. Many of the Company’s competitors participate in joint ventures and international alliances, providing for increased financial resources and improved profit margins. Many major U.S. airlines also offer longer-haul, international routes through extensive global networks. In order to compete with these activities and expand its transatlantic and transpacific service offerings, the Company began to enter into international partnerships in 2025. Failure to successfully implement and manage international partnerships could result in financial losses and reputational harm. The airline industry also has been and may again be impacted by bankruptcies, mergers, acquisitions, or heightened financial pressures. Further consolidation in the airline industry generally could result in the reduction of fares by other airlines, which could in turn affect the Company’s profitability in existing and new markets. If the Company cannot compete with other airlines’ offerings or maintain its costs at a competitive level, then its business, financial condition, and results of operations could be materially adversely affected.

Operational Risks

The Company is currently dependent on Boeing as the sole manufacturer of the Company's aircraft. If the MAX aircraft were to become unavailable for the Company's operations, or if the Company were to continue to experience prolonged delivery delays of MAX aircraft, the Company's business plans, strategies, and results of operations could be materially and adversely affected.

The Boeing MAX aircraft are crucial to the Company’s ability to operate and grow its business and fleet modernization initiatives. The Company operates the -8 out of the MAX family of aircraft and is awaiting delivery of the -7 out of the MAX family of aircraft. Deliveries of MAX aircraft from Boeing to the Company are subject to Boeing’s production schedules and volumes. Boeing has in the past, and may continue to, experience delays in fulfilling its commitments with regards to delivery of the -8 to the Company as a result of manufacturing challenges. Further, the Company’s contractual delivery schedule for the -7 is dependent on the FAA issuing required certifications and approvals to Boeing and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

The Company currently operates a higher proportion of the Boeing 737 aircraft than other air carriers in the industry, and therefore may encounter novel hazards, age-related maintenance issues, or airworthiness issues associated with 737 aircraft to a larger degree than other carriers with more diversified fleets. Boeing no longer manufactures versions of the 737 other than the MAX family of aircraft. If the MAX aircraft were to become unavailable for the Company’s flight operations, the Company’s operations would be materially adversely affected. Further, if the -7 certification is not completed in a timely manner, the Company’s growth and network plans could be restricted unless and until it could procure and operate other types of aircraft from Boeing or another manufacturer, seller, or lessor.

The Company may not be able to procure aircraft in the future in a timely manner or on favorable commercial terms, which could limit the Company’s growth or negatively affect the Company’s cost structure and competitive position.

The Company’s ability to execute its growth, fleet modernization, and strategic and operational plans may be affected by the timely procurement of additional aircraft on commercially favorable terms. Industry demand for new aircraft may exceed supply, and manufacturers may face production constraints, supply chain shortages, changes in production rates, labor disruptions, or order backlogs that limit availability of aircraft. The Company may also encounter less favorable pricing, reduced delivery slot availability, more restrictive contractual terms, or diminished negotiating leverage with aircraft manufacturers, sellers, or lessors. If the Company is unable to procure additional aircraft on acceptable terms or within planned timeframes, the resulting constraints could negatively affect the Company’s ability to meet evolving Customer demands, pursue growth or network expansion opportunities, or replace aircraft planned for retirement, any of which could adversely affect the Company’s competitive position, operating results, and financial condition.

Introducing a new aircraft manufacturer or fleet type could impose significant operational complexities, regulatory requirements, and costs on the Company.

If the Company’s operations, growth, or strategic initiatives were to be dependent upon the introduction of a new aircraft make and model to the Company’s fleet, the Company would need to, among other things, (i) develop and implement new maintenance, operating, and training programs; (ii) procure new simulators, tooling, spares, and facilities; (iii) secure extensive regulatory approvals; (iv) implement new technologies; (v) negotiate new supplier, parts-support, and maintenance arrangements; and (vi) negotiate pay and work rules with certain labor unions. The requirements associated with operating a new aircraft make and model could take an extended period of time to fulfill and would likely impose substantial costs on the Company. A shift away from a single fleet type could also add complexity to the Company’s operations, present operational and compliance risks, and materially increase the Company’s costs. Any of these events would have a material, adverse effect on the Company’s business, operating results, and financial condition. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft were to become less competitive.

The Company's business is labor intensive, with most Employees represented by labor unions; therefore, the Company could be materially adversely affected in the event of conflict with its Employees or its Employees' representatives.

The airline business is labor intensive, and for the year ended December 31, 2025, Salaries, wages, and benefits expense represented approximately 47 percent of the Company's operating expenses. As of December 31, 2025, approximately 84 percent of the Company’s Employees were represented for collective-bargaining purposes by labor unions, making the Company particularly exposed in the event of labor-related job actions. Employment-related matters (some of which relate to negotiated items) that have impacted the Company’s results of operations include hiring/retention rates, attendance, pay rates, outsourcing, work rules, health care costs, and retirement benefits. Although the Company has reached final labor agreements with its twelve unionized Employee groups, the next of which becomes amendable in October 2026, general wage inflation has resulted, and is expected to continue to result, in pressure on the Company’s low-cost structure. Renegotiating labor agreements or entering into new labor agreements can require significant costs and extensive bargaining and, in some instances, may not be successful. The Company’s results could be materially adversely affected in the event of conflicts or failures to successfully negotiate necessary terms or agreements with its Employees or its Employees’ representatives.

The Company’s business is labor intensive; therefore, the Company has been, and could in the future be, adversely affected if it were unable to employ and retain appropriate numbers of qualified Employees to maintain its operations.

The Company’s success depends on its ability to attract and retain appropriate levels of skilled personnel. In connection with the drastic reduction in travel demand due to the pandemic, in 2020 the Company offered voluntary separation and extended time-off programs to Employees. This negatively impacted the Company’s ability to staff appropriately when demand for leisure travel returned. Boeing aircraft delivery delays, network optimization efforts, and cost control initiatives have also required the Company to re-evaluate its hiring needs and moderate staffing in line with demand. As a result, the Company offered a voluntary separation program to certain Employees in 2024, and the Company implemented a reduction in workforce in 2025. Staffing-related challenges, particularly any unpredictability in required staffing levels, could continue to occur in certain areas and limit the Company’s ability to optimally adjust capacity. The inability to recruit and retain skilled personnel or the unexpected loss of key skilled personnel could continue to adversely affect the Company’s operations.

The Company is currently dependent on a single engine supplier, as well as single suppliers of certain other aircraft parts and equipment; therefore, the Company could be materially adversely affected (i) if it were unable to obtain timely or sufficient delivery of aircraft parts or equipment from Boeing or other suppliers or adequate maintenance or other support from any of these suppliers at commercially reasonable terms, (ii) if Boeing or other suppliers were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or (iii) in the event of a mechanical or regulatory issue associated with the Company’s aircraft parts or equipment.

The Company is dependent on Boeing as its sole supplier for many of its aircraft parts. The Company is also dependent on sole or limited suppliers for aircraft engines and certain other aircraft parts, equipment, and services. If Boeing, or other suppliers, were unable or unwilling to timely provide adequate products or support for their products at commercially reasonable terms, were unable to achieve and/or maintain required regulatory certifications or approvals of their parts or equipment, or in the event of a mechanical or regulatory issue associated with engines or other parts or services, the Company’s operations could be materially adversely affected. The Company could also be materially adversely affected if the pricing or operational attributes of its aircraft parts or equipment were to become less competitive.

The Company is also dependent on third-party vendors and service providers. Adverse macroeconomic conditions have resulted, and could continue to result, in delays and other performance issues, ceased operations, or even bankruptcies among suppliers, third-party vendors, and service providers. The operations of the Company’s third-party vendors and service providers could also be affected by the policies, procedures, and performance of their suppliers, and the Company may not have visibility into this multi-tiered supply chain. Failures of suppliers, third-party vendors, or service providers to timely provide adequate products or support for their products, or otherwise fulfill their commitments to the Company, could materially adversely affect the Company’s operations.

The airline industry has faced on-going security concerns and related cost burdens; further threatened or actual terrorist attacks, war, or other hostilities, even if not made directly on the airline industry, could significantly harm the airline industry and the Company's operations.

Terrorist attacks, war, or other hostilities, actual and threatened, have from time to time materially adversely affected the demand for air travel and have necessitated increased safety and security measures and related costs for the Company and the airline industry generally. Safety and security measures can create delays and inconveniences, which in turn can reduce the Company’s competitiveness against surface transportation for short-haul routes and alternatives to transportation such as videoconferencing, business communication platforms, and the Internet. Additional terrorist attacks, war, or other hostilities, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings, government travel warnings to certain destinations, travel restrictions, or selective cancellation or redirection of flights due to terror threats) would likely have a further significant negative impact on the Company and the airline industry.

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

While the Company operates across a diverse geographic footprint, its operations at times have been adversely and materially impacted by severe weather, such as Winter Storm Fern in January 2026, Hurricane Milton in October 2024, and Winter Storm Elliott in December 2022. Depending on location, the Company’s assets and route network have been or could be exposed to ongoing risks arising from a variety of adverse weather conditions or localized natural or manmade disasters such as earthquakes, volcanoes, wildfires (such as the 2023 Maui wildfires and the 2025 Los Angeles wildfires), hurricanes, tropical storms, tornadoes, floods, sea-level rise, severe winter weather, sustained or extreme cold or heat, drought, or other disturbances, actual or threatened. Extreme weather conditions, including increases in the frequency, severity, or duration of severe weather events (whether or not caused by anthropogenic climate change), can disrupt air travel from time to time, ground planes, damage equipment and increase maintenance costs, cause delays and cancellations or other network disruptions, require implementation of weight limitations due to increased temperatures, increase turbulence-related injuries, cause disruptions in staffing, cause increases in fuel consumption to avoid such weather, disrupt the Company’s supply chains (including fuel, parts, and service provider disruptions), and otherwise adversely affect the Company’s assets, operations, and infrastructure. The Company could incur significant costs to improve the resiliency of its operations, infrastructure, and supply chain, and otherwise prepare for, respond to, and mitigate the potential acute and chronic physical effects of climate change. The Company is not able to predict accurately the materiality of any potential losses or costs associated with the extreme weather events. Prolonged interruptions or disruptions at airports can and do also adversely impact the Company’s business and results of operations. The Company also may incur significant costs to reestablish or relocate affected business functions, aircraft, and Employees. Moreover, any resulting economic dislocations could adversely affect demand for the Company’s services, resulting in an adverse effect on its business, results of operations, and financial condition.

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

In addition to the unpredictable economic conditions and fuel costs previously discussed, the Company, like the airline industry in general, is affected by conditions that are largely unforeseeable and outside of its control, including, among others:

•adverse weather and natural disasters and the associated effects on the Company’s operations, which have, in certain circumstances, such as Winter Storm Elliott, impacted the Company’s operational recovery to a greater degree than other airlines;
•changes in consumer preferences, perceptions, spending patterns, or demographic trends (including, for example, changes in travel patterns due to economic conditions, weather, government restrictions, sequestration, or shutdowns);
•actual or potential disruptions in the air traffic control system (including, for example, as a result of FAA system outages or inadequate FAA staffing levels, as the United States has recently seen a shortage of air traffic controllers, resulting in more frequent and prolonged flight delays, limitations on the number of offered flights, and disrupting travel plans across the entire network);
•actual or perceived delays at various airports resulting from government restrictions (including, for example, longer wait-times at TSA checkpoints due to inadequate TSA staffing levels);
•changes in the competitive environment due to industry consolidation, industry bankruptcies, and other factors;
•delays in deliveries of new aircraft (including, for example, due to delays in the manufacturing process, in FAA certification, or due to the closure of the FAA’s aircraft registry during government restrictions or shutdowns);
•collective-bargaining requirements and demands;

•reliance on third-party facilities, goods, and/or services essential to its operations and/or business such as airports, de-icing services, fuel supply and delivery, software, and weather data and other critical information;
•outbreaks of disease such as the COVID-19 pandemic;
•laws and regulations, which may change or which may be inconsistent across various jurisdictions; and
•actual or threatened war, terrorist attacks, government travel warnings to certain destinations, travel restrictions, and political instability.

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

The Company depends heavily on the use of computer systems, hardware, software, technology infrastructure, operational technology, networks, and online sites (collectively, “IT Systems”) to run its ongoing operations and support its strategic objectives. These IT Systems include, among others, the Company’s website and reservation system; mobile application; flight dispatch and tracking systems; flight simulators; check-in kiosks; aircraft maintenance, planning, and record keeping systems; telecommunications systems; flight planning and scheduling systems; crew scheduling systems; human resources systems; and financial planning, management, and accounting systems. The performance, reliability, and security of the Company’s IT Systems are critical to the Company’s operations and initiatives. Any failure, disruption, or delay in implementation of the Company’s IT Systems could limit or even curtail its growth, delay strategic initiatives, increase its compliance costs, harm its reputation, or reduce its competitive advantage.

In the ordinary course of business, the Company’s IT Systems require continuous updates and modifications to support business operations, growth, and changing business strategy or regulatory requirements. These enhancements and upgrades represent significant investments and challenges in terms of costs, human resources, and development of internal controls. Implementation and integration require balancing the introduction of new capabilities with the management of existing systems and present the risk of operational or security inadequacy or interruption. The Company’s inability to timely or effectively implement, update, or integrate its IT Systems, could materially affect its business and/or could negatively impact the Company’s results of operations and financial performance.

The Company is also reliant upon the performance of third parties for timely and effective implementation and support of many of its technology initiatives, to provide required data and information services, and for maintaining adequate information security measures within the services and/or software they deliver, and such third parties are occasionally not timely or adequate in providing the services required by the Company. If any of the Company’s IT Systems or third-party systems were to cease functioning, or if its third-party service providers or data providers were to fail to adequately and timely provide required information or reports, technical support, system maintenance, security, or software upgrades for any of the Company’s existing IT Systems, the Company could experience service interruptions, delays, and loss of critical data, which could harm its operations and result in financial losses and reputational damage.

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

The Company’s IT Systems or those of third-party service providers could be damaged or interrupted by catastrophic events beyond its control such as fires, floods, earthquakes, tornadoes and hurricanes, power loss, computer and telecommunications failures, acts of war or terrorism, computer viruses, malware, ransomware, security breaches, and similar events or disruptions generally beyond the Company’s control. Any of these events could cause system interruptions, delays, and loss of critical data, and could prevent the Company from processing Customer transactions or providing services, which could make the Company’s business and services less attractive and subject the Company to liability. Any of these events could damage the Company’s reputation and be expensive to remedy.

The Company is increasingly exposed to cybersecurity attacks and data incidents impacting its IT Systems, or those of the Company’s vendors or service providers. Such cybersecurity incidents or data incidents could have a disruptive and material adverse effect on the Company’s business, financial position, or results of operations.

The Company’s business depends on both internal and external IT Systems. These IT Systems are essential for daily operations but are exposed to risks like programming errors, software malfunctions, unauthorized access, accidental leaks of sensitive information, denial of service attacks, ransomware, data corruption, business disruptions, outages, security breaches, computer viruses, data loss, scams, theft, insider threats, and human errors. These IT Systems may be subject to increasingly significant attacks by hackers, cybercriminals, nation-states, insiders, or other third parties. Advances in computer capabilities, AI-enhanced attacks, social engineering, phishing, cryptography, inadequate facility security, insider threats, or other technological developments may result in a compromise or breach of the Company’s critical operations systems, physical assets, or technology the Company uses to safeguard confidential, personal, or proprietary information. A compromise of the Company’s IT Systems or physical assets, or those of a vendor or service provider, could lead to safety incidents, damage to the Company’s assets, significant remediation costs and liability, regulatory actions, privacy or securities law violations and related fines, loss of contracts, significant and long-lasting reputational harm, or a failure to meet the Company’s contractual obligations. Incidents impacting one system can impact other interconnected systems. For example, cybersecurity incidents impacting the Company’s IT Systems or those provided by a vendor or service provider could disrupt the Company’s operations and even impact the safe operation of physical assets like aircraft. Any of these outcomes could significantly harm the Company’s operations, financial health, and business results.

To operate its business, the Company must receive, process, transmit, and store information related to a number of groups—Customers, Employees, contractors, business partners, and other third parties—and the Company’s operations depend upon secure processing, transmission (including over public networks), storage, and retention of that information. As noted above, this subjects the Company to cyber-attacks, which can vary in scope and sophistication, potentially resulting in unauthorized access to its systems or physical assets, data incidents, operational disruptions, and misappropriation of sensitive data. All information processed, stored, and retained by Company or on behalf of Company is subject to the continually evolving risk of intrusion, tampering, theft, or deletion.

The Company has a dedicated cybersecurity team and program, along with support from legal advisors and other resources, focused on current and emerging data security matters. The Company’s systems and cybersecurity measures require ongoing monitoring and updating as technologies change, and security could be compromised, personal or confidential information could be misappropriated, or system disruptions could occur. The Company may also incur significant costs to modify, upgrade, or enhance its cybersecurity measures to protect and defend against such attacks and breaches. The Company may not be able to anticipate, detect, or prevent cyber-attacks, security breaches, or data incidents, particularly because the methodologies used by threat actors change frequently or may not be recognized until such attack is launched or for a substantial period thereafter, and because threat actors are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Moreover, even with the efforts and investments to protect against cyber-attacks, the Company may not be able to prevent a data breach involving sensitive data. A successful breach of the Company’s IT Systems could erode Customer confidence in the Company’s digital platforms, security measures, data protection, resiliency, and services. Beyond operational disruptions, such incidents could result in reputational damage, loss of Customer trust, regulatory investigations and fines, or individual or class action lawsuits, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See “Business—Regulation—Data Privacy and Cybersecurity Regulation.”

In the ordinary course of its business, the Company also provides certain confidential, proprietary, and personal information, intellectual property, and safety information to third parties. While the Company seeks to obtain assurances that these third parties will protect this information and their systems in accordance with legal requirements and industry standards, there is a risk that the security of systems and data held by third parties could be compromised. A compromise of data stored by third-party systems could adversely affect the Company’s reputation, disrupt its operations, and result in litigation against the Company or the imposition of penalties from regulators. In addition, these third-party incidents or failures could be costly and take time to remediate.

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

Although the Company has not experienced cyber incidents that are, individually or in the aggregate, material, the Company and certain of its vendors and service providers have experienced cyber-attacks and cybersecurity incidents in the past, which have thus far been mitigated by preventative, detective, and responsive measures.

The Company is expanding its use of AI and machine-learning. Any failure in the Company’s AI implementation strategy, compliance with regulations, or failure to otherwise manage the risks related to AI technologies effectively could materially adversely affect its operations, reputation, and/or financial position.

The Company is expanding its use of AI and machine-learning to carry out elements of its business strategy. The implementation of AI technologies also presents significant operational, legal, and competitive risks to the Company. Although the Company believes it diligently evaluates, governs, tests, and deploys AI-related technologies, the Company could face numerous AI-related challenges, such as cybersecurity vulnerabilities, algorithmic biases or errors, evolving regulatory requirements across jurisdictions, and potential competitive disadvantage if the Company’s competitors deploy AI technologies more quickly or more successfully. The complex and evolving regulatory landscape surrounding AI technologies, including regarding violations of intellectual property rights and data privacy concerns, creates additional compliance challenges and potential liability. For example, emerging regulations, state laws, and other proposed legislation around AI may require companies that develop or deploy AI systems to establish formal governance structures and internal controls, including designated oversight personnel, documented risk assessment procedures, and regular compliance reviews of their AI systems. While the Company expects its AI adoption to enhance its operations, there can be no assurance of its effectiveness or that it will deliver the anticipated benefits. Furthermore, the Company’s use of AI could result in reputational damage, legal exposure, or loss of Customer confidence if not properly deployed or managed. Moreover, changes to the Company’s technology and systems could also expose the Company to intellectual property risks, such as allegations of infringement of third-party patents or copyrights. Defending against allegations could involve significant fees and resources. If the Company is found to infringe upon third-party intellectual property rights, the Company may be liable for damages.

Legal, Regulatory, Compliance, and Reputational Risks

The Company is subject to extensive government regulation that may disrupt or necessitate modifications to the Company’s operations, business plans, and strategies, increase the Company’s operating costs, or otherwise limit the Company’s ability to conduct business.

The FAA promulgates and enforces regulations affecting the airline industry and exercises extensive regulatory oversight of the Company’s operations. For example, in November 2025 during the partial government shutdown, the FAA issued an emergency order mandating an industry-wide reduction in flights at 40 major U.S. airports. The FAA from time to time also issues orders or directives relating to the maintenance and operation of aircraft. FAA orders and directives can be issued with little or no notice, and in certain instances, require the temporary grounding of aircraft, such as the FAA’s March 2019 grounding of all Boeing 737 MAX aircraft, and/or the responsive investment of operational and financial resources. The issuance of new FAA regulations, regulatory amendments, or orders or directives could result in flight schedule adjustments and groundings or delays in aircraft deliveries, as well as lower operating revenues, operating income, and net income due to a variety of factors, including, among others, (i) lost revenue due to flight cancellations and operational disruptions as a result of a smaller operating aircraft fleet, (ii) the lack of ability to make corresponding reductions in expenses because of the fixed nature of many expenses, and (iii) possible negative effects on Customer confidence and airline choice.

As discussed under “Business - Regulation,” airlines are also subject to other extensive regulatory requirements. These requirements often impose substantial costs on airlines. The Company’s strategic plans and results of operations could be negatively affected by changes in law and future actions taken by domestic and foreign governmental agencies having jurisdiction over the Company’s operations, including, but not limited to:

•increases in airport rates and charges;
•limitations on airport gate capacity or use of other airport facilities;
•limitations on route authorities;
•actions and decisions that create difficulties in obtaining access at slot-controlled airports (a “slot” is the right of an air carrier, pursuant to regulations of the FAA or local authorities, to operate a takeoff or landing at certain airports);
•actions and decisions that create difficulties in obtaining operating permits and approvals;
•changes to environmental regulations, including mandates affecting the usage of SAF and enhanced emissions and climate reporting obligations;
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
•changes in laws that may limit or regulate the Company’s ability to promote the Company’s business or fares;
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

Similarly, the federal government singularly controls all U.S. airspace, and airlines are dependent on the FAA controlling that airspace in a safe and efficient manner. The current air traffic control system is mainly radar-based, supported in large part by antiquated equipment and technologies, and heavily dependent on skilled personnel. As a result, the air traffic control system may not be able to effectively keep pace with future air traffic growth. The FAA has received funds to support upgrades to the air traffic control system, but ongoing modernization efforts continue to face bureaucratic and budgetary constraints, and the FAA may not be able to secure adequate additional funding to implement sufficient system upgrades in a timely manner. The FAA’s protracted transition to modernized air traffic control systems and newer technologies has and may continue to adversely impact airspace capacity and the overall efficiency of the system, resulting in limited opportunities for the Company to grow, longer scheduled flight times, increased delays and cancellations, and increased fuel consumption and aircraft emissions. For example, due to air traffic control staffing challenges, government agencies have had to implement short-term capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions of air traffic. Additionally, telecommunications outages such as the 2025 Newark outages and September 2025 Dallas outages have caused air traffic controllers to lose radar and communications, resulting in ground stops, delays, and cancellations. The continuation of these air traffic control disruptions and constraints or the FAA’s inability to meet staffing needs on a long-term basis may have a material adverse effect on the Company’s operations.

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

The Company is subject to changing federal, state, local, and international laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges to water systems, safe drinking water, and the management of hazardous substances and waste materials. In addition, while the Company cannot predict what requirements may be imposed in the future or the timing with respect to the same, federal, state, local, and international legislative and regulatory bodies in recent years have generally increased focus on climate change and reducing GHG, including by requiring disclosure of emissions and climate-related risks, and may continue to do so. For more detail, see “Business–Regulation–Environmental Regulation.” Future policy, legal, regulatory, or other market developments could require the Company to reduce its emissions, increase its usage of SAF and other forms of lower carbon energy, modify its supply chain practices or aspects of its operations, make capital investments to purchase specific types of equipment or technologies, secure carbon offset credits, disclose or report additional GHG information, or otherwise incur additional costs related to regulatory compliance and climate objectives. Additional regulation could result in increased regulatory or permitting requirements for the Company from multiple jurisdictions. Further, various state agencies have proposed regulation that would subject fossil jet fuel to lower emissions standards. Proposal or adoption of such obligations could increase the demand for and the costs of the limited supply of SAF currently available and could result in increased costs of fossil jet fuel. Until the timing, scope, and extent of such future policy, legal, regulatory, or other market developments become known, the Company cannot predict their effect on the Company’s cost structure or its operating results. Violations of environmental and climate change-related laws and regulations could lead to significant fines and penalties and reputational harm. The Company could also face increased risks of litigation resulting from any enhanced disclosure requirements related to climate change.

Concern among consumers of the impacts of climate change may mean some customers choose to fly less frequently or fly on an airline they perceive as operating in a manner that is more sustainable to the climate, and customers may choose to use alternatives to travel, such as virtual meetings and workspaces. Greater development of high-speed rail in markets now served by short-haul flights could provide passengers with lower-carbon alternatives to flying. Longer-term changes in weather patterns could adversely impact any of the Company’s destination cities and, as a result, alter Customers’ travel behavior. The Company’s collateral to secure loans, including in the form of aircraft, could lose value as customer demand shifts and economies move to lower-carbon alternatives, which may increase the Company’s financing costs. In addition, major financial institutions have announced GHG emissions reductions targets for their financed activities in the aviation sector, and while these commitments may be in flux, financing restrictions related to emissions reductions targets could impact the Company’s ability to access capital on advantageous terms now or in the future. To the extent that the Company’s climate targets are not perceived to align with those of its lenders, the Company’s access to credit may be adversely impacted.

The Company is subject to risks related to its sustainability goals and disclosures, which may affect stakeholder sentiment and the Company’s reputation and brand.

The Company has voluntarily set near- and long-term environmental sustainability plans and goals, and any failure or perception of failure to meet or adequately progress against its sustainability plans or goals, which are often aspirational, or any modifications to such goals could adversely affect the Company’s reputation and brand. The Company’s sustainability goals are subject to risks and uncertainties related to the Company’s ability to successfully implement its business strategy, effectively respond to changes in market dynamics, and realize the anticipated benefits and associated cost savings of its actions.

The achievement of the Company’s plans and goals is materially dependent on the performance of third parties and government action, and these goals could be adversely affected by changes in third-party expectations, methodologies, and priorities, which are rapidly evolving. For example, the Company plans to diversify its sources of jet fuel through increasing the volumes of SAF in its operations. The cost of SAF may be prohibitively expensive without appropriate government support, policies, and incentives (including tax credits). The Company may have binding SAF purchase commitments that extend beyond various incentives currently in place, and the presidential administration may take action to revise, repeal, or otherwise modify existing SAF incentives, which could impact the Company’s operations. The Company may also face pressure from local and state governments as they continue advancing their own, sometimes conflicting, climate-related policies. Heightened competition for alternative fuel sources like SAF may impact the Company’s ability to negotiate contracts with third parties at commercially reasonable and economically favorable terms. The Company’s achievement of its sustainability goals (whether mandated or voluntary) may also depend on technology developments that have not yet occurred or been implemented in a commercially feasible and cost-competitive manner. Failures or delays in sufficient SAF production and delivery, or ceased operations or bankruptcies of the Company’s counterparties, could inhibit the Company’s ability to meet its stated goals. Additionally, to the extent that the Company may seek to achieve its climate goals and obligations through the use of carbon offsets, it may be exposed to increased costs, disclosure requirements, and risks related to third parties associated with the procurement of such offsets.

The Company makes certain disclosures regarding sustainability, many of which are based on estimates, assumptions, and timelines which are subject to high levels of uncertainty and inherently difficult to assess in advance. There is no guarantee that Customers, regulators, or other stakeholders will not object to the Company’s use of certain models and accounting methods. Enhanced mandatory climate-related disclosures could lead to reputational or other harm with Customers, regulators, investors, or other stakeholders. Statements or initiatives with respect to sustainability matters are also increasingly subject to heightened scrutiny from the public and governmental authorities. The Company may face pressure from Customers, stakeholders, and financial institutions to change its policies, and such stakeholders may have different, conflicting expectations. Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain sustainability statements, goals, or standards were misleading, false, or otherwise deceptive. Alternatively, the Company could face criticism from certain “anti-ESG” parties for making environmental or social commitments or pursuing certain environmental or social initiatives that are alleged to be political or polarizing in nature, which could adversely affect the Company’s reputation, business, financial performance, market access, and growth.

The Company could face increased litigation risks relating to alleged direct or indirect climate-related damages resulting from the Company’s operations, statements alleged to have been made by the Company or others in the aviation industry regarding climate change risks, or in connection with any future voluntary or mandatory disclosures the Company may make regarding reported emissions. The Company, as a consumer-facing business, may also face public relations criticism (such as boycotts or negative publicity campaigns) related to its sustainability efforts and policies. Any damage to the Company’s reputation or brand as a result of such litigation, public criticism, or failure to meet or maintain its sustainability plans or goals could adversely affect the Company’s operations, financial condition, and future results.

The Company’s future results may suffer if it is unable to effectively manage its current and contemplated international operations or Extended Operations (“ETOPS”).

The Company’s international flights are subject to CBP-mandated procedures, which can affect the Company’s operations, costs, and Customer Experience. The Company has made significant investments in facilities, equipment, and technologies at certain airports in order to improve the Customer Experience and to assist CBP with its inspection and processing duties; however, the Company is not able to predict the impact, if any, that various CBP measures or the lack of CBP resources will have on Company revenues and costs, either in the short-term or the long-term.

International flying requires the Company to modify certain processes, as the airport environment can be dramatically different in certain international locations with respect to, among other things, common-use ticket counters and gate areas, passenger entry requirements (including health requirements), local operating requirements, staffing, infrastructure, and cultural preferences. Certain international routes served by the Company are also subject to specific aircraft equipage requirements and unique consumer behavior. Route-specific equipage requirements and unique consumer behavior, together or individually, may (i) restrict the Company’s flexibility when scheduling and routing aircraft and crews; (ii) require the Company to modify its policies or procedures; and (iii) impact the Company’s operational performance, costs, and Customer Experience. In addition, international flying exposes the Company to certain foreign currency risks to the extent the Company chooses to, or is required to, transact in currencies other than the U.S. dollar. To the extent the Company seeks to serve additional international destinations in the future, or to renew its authority to serve certain routes, it may be required to obtain necessary authority from the DOT and/or approvals from the FAA, as well as any applicable foreign government entity.

The Company’s operations in non-U.S. jurisdictions may subject the Company to the laws of those jurisdictions rather than, or in addition to, U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect the Company’s ability to react to changes in its business, and its rights or ability to enforce rights may be different than would be expected under U.S. laws. Furthermore, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect both the Company’s ability to enforce its rights and to undertake activities that it believes are beneficial to its business. As a result, the Company’s ability to generate revenue and its expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. laws governed these operations. Although the Company has policies and procedures in place that are designed to promote compliance with the laws of the jurisdictions in which it operates, a violation by the Company’s Employees, contractors, or agents or other intermediaries could nonetheless occur. Any violation (or alleged or perceived violation), even if prohibited by the Company’s policies, could have an adverse effect on the Company’s reputation and/or its results of operations.

In 2019, the Company began service to Hawaii after receiving approval from the FAA for ETOPS, a regulatory requirement to operate between the U.S. mainland and the Hawaiian Islands. The Company is subject to additional, ongoing, ETOPS-specific regulatory and procedural requirements, which present operational and compliance risks to the Company’s business, including costs associated therewith.

The Company has entered into interline partnership agreements for international flights, including with Icelandair, China Airlines, EVA Air, Philippine Airlines, Condor, and Turkish Airlines. The Company is also actively pursuing partnerships with other international carriers for transpacific and transatlantic service. There is no assurance that the Company will be able to successfully execute its strategies and achieve its previously announced international partnership goals, and failure to do so may adversely affect the Company’s operating results.

The Company’s plans to develop commercial relationships with airlines in other parts of the world may not produce the results or returns it expects.

The Company continues its initiative to expand its network and develop strategic relationships with a number of airlines through interline agreements, and potentially other forms of cooperation and support. These relationships involve significant challenges and risks, including that cooperation agreements may be subject to ongoing approval, review, and renewal requirements, may not generate the expected financial results, and may distract management from the Company’s operations or other strategic options. The Company faces competition in forming and maintaining these commercial relationships since there are a limited number of potential arrangements and other airlines may be looking to enter into similar relationships. The Company’s inability to form or maintain these relationships, or inability to form as many relationships as the Company’s competitors or in less advantageous geographic regions as its competitors, could adversely affect the Company’s business. The Company may be dependent on these other carriers for significant aspects of its network in the regions in which they operate. While the Company expects to work closely with these carriers, the Company will not have control over their operations or business methods. To the extent that the operations of any of these carriers are disrupted over an extended period or their actions have a significant adverse effect on the Company’s operations, the Company’s results of operations could be materially adversely affected. If the Company’s commercial arrangements with any of these partners are not maintained, its business and results of operations could be materially adversely affected.

The Company is currently subject to regulatory actions and pending litigation, and if judgment, penalties, or fines were to be rendered against the Company, such judgment, penalties, or fines could adversely affect the Company's operating results.

As discussed below under “Legal Proceedings,” the Company is subject to regulatory actions and pending litigation. Regardless of merit, these litigation matters and any potential future claims against the Company may be both time consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. Should the Company fail to prevail in these or other matters, the Company may be faced with significant monetary damages or injunctive relief that could materially adversely affect its business and might materially affect its financial condition and operating results and could cause reputational harm.

Conflicting federal, state, and local laws and regulations may impose additional requirements and restrictions on the Company’s operations, which could increase the Company’s operating costs, result in service disruptions, and increase litigation risk.

Airlines are subject to extensive regulatory and legal requirements at the federal, state, and local levels that require substantial compliance costs and that may be inconsistent with each other. These laws could affect the Company’s relationship with its workforce and cause its expenses to increase without an ability to pass through these costs. In recent years, the airline industry has experienced an increase in litigation asserting the application of state and local employment laws. Application of state and local laws to the Company’s operations may conflict with federal laws—or with the laws of other states and local governments—and may subject the Company to additional requirements and restrictions. Moreover, application of these state and local laws may result in operational disruption, increased litigation risk, and negative effects on the Company’s collective-bargaining agreements. Adverse litigation results in any of these cases could adversely impact the Company’s operational flexibility and result in the imposition of damages and fines, which could potentially be significant.

The Company’s reputation and brand could be harmed if it were to experience significant negative publicity through social media or otherwise.

The Company operates in a public-facing industry with significant exposure to social media, and failure to maintain the Company’s reputation or brand could adversely affect its business, financial performance, market access, and growth. Negative publicity, whether or not justified, can spread rapidly through social media. The Company’s reputation or brand, as well as its Customer and other stakeholder relationships, could be adversely impacted as a result of, among other things, (i) Customer perceptions of the Company’s strategic initiatives; (ii) Customer perceptions of the Company’s advertising campaigns, sponsorship arrangements or marketing programs; (iii) Customer perceptions of the Company’s use of social media; (iv) Customer and other stakeholder perceptions of statements made by the Company, its Employees and executives, agents, any industry trade associations, or other third parties; or (v) public pressure from certain investors or policy groups to change the Company’s policies. Negative consumer perception of the safety of air travel, including due to public reports and coverage of specific accidents, may also adversely impact the Company’s reputation and brand. To the extent that the Company is unable to respond timely and appropriately to negative publicity, including as related to its strategic initiatives, the Company’s reputation and brand can be harmed. Damage to the Company’s overall reputation and brand could have a negative impact on its financial results and require additional resources for the Company to rebuild its reputation.

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

Responding to actions by activist shareholders has been, and may in the future be, costly and time-consuming and diverts the attention of the Board, management team, and Employees from the management of the Company’s operations and the pursuit of its business strategies. Further, actions of activist shareholders may cause fluctuations in the Company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business. Activist shareholder initiatives and perceived uncertainties as to the Company’s future direction, strategy, or leadership created as a consequence of such initiatives may be exploited by the Company’s competitors or result in the loss of potential business opportunities and make it more difficult to attract and retain investors, Customers, Employees, qualified directors and officers, and business partners. Changes to the Company’s business as a result of or in response to shareholder activism may not produce the anticipated economic benefits and may harm its reputation with Customers, Employees, and others, with related adverse economic consequences. Also, the Company has incurred, and may in the future incur, significant expenses related to activist shareholder matters (including, without limitation, legal fees, fees for financial advisors, fees for public relation advisors, and proxy solicitation expenses). If individuals with a specific agenda are elected or appointed to the Board, it may adversely affect the Company’s ability to effectively and timely implement its strategic plans to maximize value for Shareholders. Furthermore, if individuals are elected or appointed to the Board who do not agree with the Company’s strategic plan, the ability of the Board to function effectively could be adversely affected. As a result, activist shareholder campaigns could adversely affect the Company’s business, results of operations, financial condition, and share price.

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

Incident Response

The Company has a dedicated cybersecurity incident response team responsible for managing and coordinating the Company’s cybersecurity incident response efforts. This team collaborates closely with other internal teams as well as with external experts such as legal advisors, communication specialists, and other key stakeholders, as appropriate, in identifying, protecting from, detecting, responding to, and recovering from cybersecurity incidents. Cybersecurity incidents that meet certain thresholds are escalated to the Cybersecurity Leaders and cross-functional teams on an as-needed basis for support and guidance. Additionally, this team tracks cybersecurity incidents to help identify and analyze them. The Company maintains a cybersecurity incident response plan to prepare for and respond to cybersecurity incidents. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents, as appropriate, to senior management, the Audit Committee, and the Board. Additionally, the Company conducts at least one cybersecurity tabletop exercise on an annual basis, where members of a cross-functional team engage in a simulated cybersecurity incident scenario. This preparedness exercise is intended to provide hands-on training for the participants and helps the Company assess its cybersecurity response plan and its processes and capabilities in addressing cybersecurity threats.

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

Risks from Material Cybersecurity Threats

As of the date of this report, the Company has not identified any cybersecurity threats that have materially affected or are reasonably likely to have a material effect on the Company's business strategy, results of operations, or financial condition. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company and its service providers have experienced cyber-attacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place. For a detailed discussion of the Company’s cybersecurity related risks, see “Item 1A. Risk Factors—Information Technology, Cybersecurity, and Data Privacy Risks.”

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

The Audit Committee. The Audit Committee reviews with management the Company’s technology and cybersecurity frameworks, policies, programs, opportunities, and risk profile as needed at its regularly scheduled meetings. The Company’s CIO, CISO, members of the cybersecurity team, or other advisors, as requested by the Audit Committee, report periodically on the Company’s technology, data protection, and cybersecurity strategies and risks. Cybersecurity topics are presented to the Audit Committee on a periodic basis and generally highlight any significant cybersecurity incidents, the cyber threat landscape, cybersecurity program enhancements, cybersecurity risks and related mitigation activities, and any other relevant cybersecurity topics. Management believes that this regular cadence of reporting helps to provide the Audit Committee with an informed understanding of the Company’s dynamic cybersecurity program and threat landscape. As needed, the Audit Committee reviews with management the Company’s business continuity and disaster recovery plans and capabilities and the effectiveness of the Company’s escalation procedures. Based on these management reports, the Audit Committee may request follow-up information and presentations to address any specific concerns and recommendations. In addition to this regular reporting, cybersecurity risks or threats may also be escalated on an as-needed basis to the Audit Committee.

Management’s Role

The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s CISO, who reports to the Company’s CIO. The Cybersecurity Leaders are actively involved in assessing and managing cybersecurity risks. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies. The responsibilities and relevant experience of each of the Cybersecurity Leaders are listed below:

•The Executive Vice President and CIO provides leadership for the Company’s technology department. The CIO holds an undergraduate degree from Cornell University and has served in various roles in information technology for over 20 years, including Senior Vice President, Vice President, Senior Director, Manager, and Consultant.

•The CISO is responsible for leading the Company’s cybersecurity strategy and department, as well as the protection of data and assets across the Company’s facilities, airports, and aircraft. The CISO has served in various roles in cybersecurity for over 19 years. The CISO earned a Bachelor of Business Administration in Management Information Systems from The University of Oklahoma and holds a Certified Information Systems Security Professional certification. The CISO also participates in the Aviation Information Sharing and Analysis Center Board and is the Vice Chair of the Cybersecurity Council at Airlines for America.

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

Item 2.        Properties
Aircraft
Southwest operated a total of 803 Boeing 737 aircraft as of December 31, 2025, of which 82 and 15 were under operating and finance leases, respectively. The following table details information on the 803 aircraft as of December 31, 2025:

Type	Seats	Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased (a)
737-700	143(b)	20	305	286	19
737-800	175	10	198	149	49
737 -8	175	3	300	271	29
Totals		11	803	706	97

(a)See Note 7 to the Consolidated Financial Statements for more information on the Company's lease transactions.
(b)In January 2026, the Company completed retrofits on its -700 fleet to reduce the number of seats to 137 in connection with its implementation of extra legroom seating.

In second quarter and fourth quarter 2025, the Company entered into supplemental agreements with Boeing relating to its contractual order book for -7 and -8 aircraft. These agreements provide flexibility in support of the Company's growth plans and fleet modernization and include certain confidential credits and other concessions provided to the Company by Boeing. The delivery schedule below reflects contractual commitments, although the timing of future deliveries could be affected by any potential or prolonged delays in the manufacturing process or with the -7 certification. The Company retains significant flexibility to manage its fleet size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize.

As of December 31, 2025, the Company had firm deliveries and options for -7 and -8 aircraft as follows:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options		Total
2026	101		66		—		167	(c)
2027	25		46		19		90
2028	15		50		25		90
2029	38		34		18		90
2030	45		—		45		90
2031	45		—		45		90
	269	(a)	196	(b)	152	(b)	617
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
(c) The Company has included the remaining 81 of its 2024 and 2025 contractual but undelivered aircraft (27 -7s and 54 -8s) within its 2026 contractual commitments. As Boeing continues to ramp up production and works to certify the -7, the Company expects 66 -8 aircraft deliveries in 2026. The 2026 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	—	27
2025 Contractual Deliveries	—	54	54
2026 Contractual Deliveries	74	12	86
2026 Combined Contractual Total	101	66	167

Ground Facilities and Services
Southwest either leases or pays a usage fee for terminal passenger service facilities at each of the airports it serves, to which various leasehold improvements have been made. The Company leases the land and/or structures on a long-term basis for its aircraft maintenance centers (located at Dallas Love Field, Houston Hobby, Phoenix Sky Harbor, Chicago Midway, Hartsfield-Jackson Atlanta International Airport, Denver International Airport, and Orlando International Airport) and its main corporate headquarters building, also located near Dallas Love Field. The Company also leases a warehouse and engine repair facility in Atlanta. The Company completed construction on a new 129,000 square foot aircraft maintenance facility at Baltimore-Washington International Airport in the second quarter of 2025.

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

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the Court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective-bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the Court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the Court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. The Company has received the military pay and service records. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement and the Court reset the deadline for

August 21, 2025. On September 25, 2025, plaintiffs filed a motion for preliminary approval of the settlement class. The class proposed in the settlement modifies the class definition to use an end date of January 1, 2026 (rather than treating the date of judgment as the end date). The settlement includes an $18.5 million settlement fund and prospective relief that includes a differential pay benefit for up to ten days of military leave per year, which will remain in place for at least five years once initiated. On December 11, 2025, the Court granted preliminary approval of the settlement and set the final approval hearing for May 14, 2026.

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

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. Following more recent communications by the parties regarding the status of the stay, the Court directed the parties to file a joint status report, which was filed on February 24, 2025, with the

Company renewing its request that the case be dismissed for lack of standing and lack of subject matter jurisdiction in light of the Fifth Circuit’s decision regarding the Sherman Complaint, which the plaintiffs opposed. On March 11, 2025, the Court heard argument of the parties’ respective positions on the Company’s request for dismissal for lack of standing and lack of subject matter jurisdiction. On June 9, 2025, the Court issued an order dismissing the case for lack of standing and lack of subject matter jurisdiction and entered final judgment in favor of the Company. On July 9, 2025, the plaintiffs in the case filed a notice of appeal to the Fifth Circuit Court of Appeals. The appeal has now been fully briefed by the parties. No oral argument has been set. The Company continues to deny all allegations of wrongdoing, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself against the appeal.

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

On April 29, 2025, the Company received a demand letter addressed to the Board, dated April 28, 2025, from a purported Southwest Shareholder contending that the Company’s directors and senior officers breached their fiduciary duties in connection with the Board’s decision to end Southwest’s Bags Fly Free policy and to begin charging passengers for bags. The letter demanded that the Board investigate the circumstances surrounding the policy change and bring suit against individual directors and officers who allegedly breached their duties to the Company. On June 27, 2025, the Company sent a response to the demand letter on behalf of the Board rejecting the allegations and denying them and any other form of wrongdoing. The response letter also noted that the Board approved an amendment and restatement of the Company’s bylaws that, among other things, established a minimum ownership threshold of three percent of Southwest’s outstanding shares in order for a Southwest shareholder to institute or maintain a derivative proceeding, consistent with the provisions in Texas Senate Bill 29, which was signed into law on May 14, 2025. The response letter further noted that the purported shareholder who sent the demand letter claims to hold only 100 shares of the Company’s stock and thus fell well short of the three percent threshold. On July 10, 2025, the shareholder who sent the demand filed a shareholder derivative complaint in the United States District Court for the Northern District of Texas against various directors and officers of the Company based on the contentions asserted in the demand letter. The suit asserts, among other things, that the decision to change Southwest’s Bags Fly Free policy conflicts with the Company’s prior views regarding the policy and is detrimental to the Company’s business, and that the Company’s directors approved the policy to accede to pressure from large shareholder Elliott Investment Management L.P., to preserve their Board seats, or both, rather than to serve the Company’s interests. The complaint also asserts that the amendment and restatement of the Company’s bylaws is ineffective. On August 25, 2025, the Company and its Board moved to dismiss the derivative complaint and all claims on the grounds, among others, that the suit is barred by Texas Senate Bill 29 and the Company's bylaw passed pursuant thereto requiring a three percent ownership threshold in order for Company shareholders to bring derivative claims. The plaintiff opposed the motion, claiming the purportedly retroactive application of Texas Senate Bill 29 and the Company bylaw are unconstitutional; and the Company filed a reply in support of its motion to dismiss. Additionally, multiple entities sought and were granted leave to file three separate amicus curiae briefs in support of the Company's motion to dismiss and Texas Senate Bill 29; those included one amicus brief each by: (i) the Chamber of Commerce of the United States of America and the Texas Association of Business, (ii) the Alliance for Corporate Excellence, and (iii) Texans for Lawsuit Reform. Finally, in light of the constitutional challenge to Texas Senate Bill 29, on October 3, 2025, the State of Texas, represented by the Office of the Attorney General of Texas, filed a motion to intervene in the case and its own accompanying motion to dismiss the plaintiff's derivative suit and all claims therein as barred by Texas Senate Bill 29. The State of Texas’s motion to intervene was granted, and its motion to dismiss has been fully briefed by both the State and the plaintiff. The motions to dismiss of both the Company and the State of Texas remain pending and awaiting decision by the Court. The Company and its Board deny all allegations of wrongdoing, believe the plaintiffs' positions are without merit, and intend to vigorously defend themselves in all respects.

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

Item 4.     Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information regarding the Company’s executive officers is as of February 5, 2026.

Name	Position	Age
Robert E. Jordan	President & Chief Executive Officer	65
Andrew M. Watterson	Chief Operating Officer	59
Tom Doxey	Executive Vice President & Chief Financial Officer	46
Justin Jones	Executive Vice President Operations	47
Tony Roach	Executive Vice President & Chief Customer & Brand Officer	46
Lauren Woods	Executive Vice President & Chief Information Officer	49

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

Tom Doxey has served as the Company’s Executive Vice President & Chief Financial Officer since March 2025. Mr. Doxey also served as President of Breeze Airways from May 2022 to August 2024, Senior Vice President of Technical Operations at United Airlines from May 2019 to April 2022, Chief Financial Officer of Operations at United Airlines from December 2016 to May 2019, Vice President of Fleet and Corporate Finance at Allegiant Air from March 2013 to December 2016, in other fleet and finance-related roles at Allegiant Air from July 2009 to March 2013, and in various Finance roles at US Airways from October 2006 to July 2009.

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

Tony Roach has served as the Company's Executive Vice President & Chief Customer & Brand Officer since March 2025. Mr. Roach also served as Senior Vice President & Chief Customer Officer from December 2022 to March 2025, Vice President Customer Experience & Customer Relations from May 2021 to December 2022, Managing Director Customer Experience from June 2020 to May 2021, Managing Director Marketing from September 2019 to June 2020, Senior Director Customer Experience from September 2018 to September 2019, Director Customer Experience from January 2017 to September 2018, Senior Manager in the Marketing Department from February 2014 to January 2017, and Manager in the Marketing Department from December 2010 to February 2014. Mr. Roach joined the Company in 2001 in the Marketing Department.

Lauren Woods has served as the Company’s Executive Vice President & Chief Information Officer since December 2025. Ms. Woods also served as Senior Vice President & Chief Information Officer from February 2023 to December 2025, Vice President Technology from August 2021 to February 2023, Managing Director Technology from February 2019 to August 2021, Senior Director Technology from April 2016 to February 2019, Director in the Corporate Delivery Department from November 2014 to April 2016, Senior Manager Technology from October 2012 to November 2014, and Manager Technology from March 2010 to October 2012.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange ("NYSE") and is traded under the symbol "LUV." The Company currently intends to continue declaring dividends on a quarterly basis for the foreseeable future; however, the Board may elect to alter the timing, amount, and payment of dividends on the basis of operational results, financial condition, cash requirements, future prospects, and other factors deemed relevant by the Board. As of February 3, 2026, there were approximately 10,253 holders of record of the Company’s common stock.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

The following graph compares the cumulative total Shareholder return on the Company’s common stock over the five-year period ended December 31, 2025, with the cumulative total return during such period of the Standard and Poor’s 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2020, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG SOUTHWEST AIRLINES CO., S&P 500 INDEX, AND NYSE ARCA AIRLINE INDEX

225
200
175
150
125
100
75
50
Total Cumulative Return - Dollars
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Southwest Airlines Co.
S&P 500
NYSE ARCA Airline

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Southwest Airlines Co.	$100	$92	$72	$64	$76	$95
S&P 500	$100	$129	$105	$133	$166	$196
NYSE ARCA Airline	$100	$98	$64	$83	$83	$88

Issuer Repurchases

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 through October 31, 2025	1,409,551	$—	(3)	1,409,551	$1,750,000,000
November 1, 2025 through November 30, 2025	1,224,740	$—	(4)	1,224,740	$1,700,000,000
December 1, 2025 through December 31, 2025	106,178	$—	(4)	106,178	$1,700,000,000	(5)(6)
Total	2,740,469			2,740,469

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

(2) Excludes immaterial amount of excise tax on share repurchases, net of issuances.

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

(4) Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2025 (the "Fourth Quarter 2025 ASR Program"), the Company paid $50 million and received an initial delivery of 1,224,740 shares during November 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Fourth Quarter 2025 ASR Program. This share amount was based on the $32.66 closing price of the Company's common stock on November 10, 2025. Final settlement of the Fourth Quarter 2025 ASR Program occurred in December 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in December 2025. Upon settlement, the third party financial institution delivered 106,178 additional shares of the Company’s common stock to the Company. Upon completion of the Fourth Quarter 2025 ASR Program in December 2025, the average purchase price per share for the 1,330,918 shares repurchased was $37.57.

(5) In addition, under a forward contract entered into by the Company in December 2025, the Company committed $750 million for an accelerated share repurchase program with a third party financial institution (the “January 2026 ASR Program”) under which the Company paid $750 million in January 2026 and received total delivery of 17,965,193 shares as settlement in full. Upon completion of the January 2026 ASR Program in January 2026, the average purchase price per share of the 17,965,193 shares repurchased was $41.75. The $750 million paid in January correspondingly reduced the maximum dollar value of shares that may yet be purchased under the repurchase program to $950 million.

(6) Under an accelerated share repurchase program entered into by the Company with a third party financial institution in January 2026 (the "First Quarter 2026 ASR Program"), the Company paid $400 million and received an initial delivery of 6,597,939 shares during January 2026, representing an estimated 80 percent of the shares to be purchased by the Company under the First Quarter 2026 ASR Program. This share amount was based on the $48.50 closing price of the Company's common stock on January 29, 2026. Final settlement of the First Quarter 2026 ASR program is scheduled to occur by the end of April 2026 and will be based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period to be completed at time of settlement. The $400 million paid in first quarter 2026 correspondingly reduced the maximum dollar value of shares that may yet be purchased under the repurchase program to $550 million.

Item 6.         [RESERVED]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
YEAR IN REVIEW

The Company had a record full year revenue performance in 2025, producing operating revenues of $28.1 billion, due in part to continued strong domestic travel demand, as well as the execution of transformational initiatives, which has resulted in strong financial performance and driven incremental Shareholder value.

The Company recorded results for 2025 and 2024, on an accounting principles generally accepted in the United States ("GAAP") and non-GAAP basis, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

(in millions, except per share amounts)	Year ended December 31,
GAAP	2025	2024	Change
Operating income	$428	$321	33.3
Net income	$441	$465	(5.2)
Net income per share, diluted	$0.79	$0.76	3.9

Non-GAAP
Operating income	$539	$457	17.9
Net income	$512	$597	(14.2)
Net income per share, diluted	$0.93	$0.96	(3.1)

The Company's operating income, as shown above on a GAAP and non-GAAP basis for the year ended December 31, 2025, increased compared to the same prior year period primarily driven by revenue initiatives, including the Company's policy change related to certain Customers' first and second checked bags that became effective May 28, 2025. This increase was combined with outperformance of cost reduction goals and lower year-over-year Fuel and oil expense primarily driven by lower jet fuel prices, partially offset by higher salaries, wages, and benefits expense. Despite the negative impacts to bookings and travel associated with the government shutdown during a portion of fourth quarter 2025, the Company earned an outsized portion of its 2025 operating income during the period. On a GAAP basis, the Company achieved in excess of 90 percent, and on a non-GAAP basis, achieved in excess of 70 percent, of its annual operating income during the fourth quarter of the year, both primarily as a result of the ramp-up of its transformational and revenue initiatives over the course of the year. The Company's net income, as shown above on a GAAP and non-GAAP basis for the year ended December 31, 2025, decreased compared to the same prior year period primarily due to a decrease in interest income driven by a lower cash and investment balance. Additionally, on a GAAP basis, the Company’s results for the year ended December 31, 2024, included a reversal of $116 million of breakage revenue recorded in prior years related to a portion of flight credits issued to Customers during 2022 and prior that either were redeemed or are expected to be redeemed in future periods. The majority of these flight credits were issued during the COVID-19 pandemic as the Company was making significant changes to its flight schedules based on fluctuating demand. This adjustment was treated as a special item and excluded from the Company's presentation of non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Operating Statistics

The Company provides the operating data below for the years ended December 31, 2025 and 2024 because these statistics are commonly used in the airline industry and, therefore, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Year ended December 31,
	2025	2024	Change
Operating Data:
Revenue passengers carried (000s)	134,110	140,023	(4.2)%
Enplaned passengers (000s)	168,334	175,466	(4.1)%
Revenue passenger miles (RPMs) (in millions)(a)	139,443	142,515	(2.2)%
Available seat miles (ASMs) (in millions)(b)	180,046	177,250	1.6%
Load factor(c)	77.4%	80.4%	(3.0) pts.
Average length of passenger haul (miles)	1,040	1,018	2.2%
Average aircraft stage length (miles)	780	763	2.2%
Trips flown	1,415,822	1,443,866	(1.9)%
Seats flown (000s)(d)	228,193	230,187	(0.9)%
Seats per trip(e)	161.2	159.4	1.1%
Average passenger fare(k)	$190.41	$178.40	6.7%
Passenger revenue yield per RPM (cents)(f)(k)	18.31	17.53	4.4%
Operating revenues per ASM (cents)(g)(k)	15.59	15.51	0.5%
Passenger revenue per ASM (cents)(h)(k)	14.18	14.09	0.6%
Operating expenses per ASM (cents)(i)	15.35	15.32	0.2%
Operating expenses per ASM, excluding fuel (cents)	12.44	12.05	3.2%
Operating expenses per ASM, excluding fuel and profit sharing (cents)	12.38	11.99	3.3%
Fuel costs per gallon, including fuel tax	$2.41	$2.64	(8.7)%
Fuel costs per gallon, including fuel tax, economic	$2.41	$2.66	(9.4)%
Fuel consumed, in gallons (millions)	2,169	2,194	(1.1)%
Active full-time equivalent Employees	72,790	72,450	0.5%
Aircraft at end of period(j)	803	803	—%

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

Company Overview

2025 Transformational Initiative Highlights

The Company experienced a year of meaningful transformation and execution as it implemented its transformational initiatives, which were planned and designed to attract new Customers and improve both the Company's operational and financial performance. During 2025, the Company:

•Changed its product offering, including the implementation of bag fees for most fare products, addition of a Basic fare product, and transition to new fare products, Choice, Choice Preferred, and Choice Extra;
•Updated its flight credit policy for tickets purchased on or after May 28, 2025;
•Began selling assigned and extra legroom seating for travel beginning January 27, 2026;
•Expanded distribution channels through new partnerships with online travel agencies, Expedia and Priceline;
•Better optimized its Rapid Rewards® program, including variable earn and burn rates;
•Amended its co-brand credit card agreement with JPMorgan Chase Bank, N.A. (“Chase”), including new benefits and improved economics;
•Launched Getaways by Southwest™, an in-house packaged vacations product;
•Announced free Wi-Fi sponsored by T-Mobile for all Rapid Rewards Members beginning October 24, 2025;
•Added redeye flying to increase aircraft utilization and network connectivity;
•Reduced turn time to increase aircraft utilization;
•Deployed new technology boosting operational reliability, a key enabler of the Company's #1 rank in The Wall Street Journal Best U.S. Airlines of 2025;
•Launched a partnership with Hahnair to expand its global ticketing reach; and
•Announced six strategic partnerships with Icelandair, EVA Air, China Airlines, Philippine Airlines, Condor, and Turkish Airlines.

In January 2026, the Company began operating assigned and extra legroom seating for travel beginning on January 27, 2026, which required retrofitting 780 aircraft. With assigned and extra legroom seating becoming operational, Southwest expects future earnings upside based on how booking behavior related to these initiatives unfolds. This includes upsell revenue from close-in bookings, which are more closely affiliated with business and price-flexible Customers, as well as growth in business and leisure Customer segments driven by the more attractive new product offering.

The Company has also continued to enhance its onboard offerings, with improvements such as faster WiFi, in-seat power, and larger overhead bins, and work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats. The first Boeing 737-8 (“-8”) aircraft with an updated cabin was delivered and entered service on October 16, 2025.

Other Initiatives and Developments

The Company has also announced its intention to commence new service at multiple locations in an effort to grow its network and provide more destinations for Customers. These locations include:
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

During 2025, the Company continued to deliver value to its Shareholders by returning $2.9 billion to Shareholders through $399 million in dividend payments and $2.6 billion through accelerated share repurchase programs entered into by the Company with third party financial institutions. In addition, under a forward contract entered into by the Company in December 2025, the Company committed $750 million for an accelerated share repurchase program with a third party financial institution (the “January 2026 ASR Program”) under which the Company paid $750 million in January 2026 and received total delivery of 17,965,193 shares to the Company as settlement in full. Additionally, the Company launched a $400 million accelerated share repurchase program in January 2026 (the "First Quarter 2026 ASR Program") that is scheduled to be completed by the end of April 2026. All of the Company's share repurchases will be recorded as treasury share repurchases for purposes of calculating earnings per share. Upon completion of the Company's January 2026 share repurchase activity, the Company will have $550 million remaining under its July 2025 $2.0 billion share repurchase authorization. See Part II, Item 5 for further information on the Company’s share repurchase authorizations.

In December 2025, the U.S. Department of Transportation ("DOT") amended a December 2023 order assessing a civil penalty of $140 million on the Company resulting from its December 2022 operational disruption by waiving the final cash installment that was due January 31, 2026, and issuing the Company an $11 million credit for the Company significantly improving its ontime performance and completion factor.

In February 2025, the Company implemented a reduction in workforce that provided for the reduction of approximately 1,750 Employee roles, or 15 percent of corporate positions. As a result of the reduction in workforce, the Company incurred a one-time expense of $62 million during first quarter 2025, achieved 2025 savings of approximately $230 million, and estimates 2026 savings of approximately $310 million. Separations were substantially complete by the end of second quarter 2025. See Note 16 to the Consolidated Financial Statements for further information.

Fleet Information

As a result of The Boeing Company's ("Boeing") delivery delays, the Company has previously replanned its capacity and delivery expectations multiple times and will continue to closely monitor the ongoing aircraft delivery delays with Boeing and further adjust expectations as needed.

The Company ended 2025 with 803 Boeing 737 aircraft, including 300 -8 aircraft. During 2025, the Company retired 55 aircraft (including 48 Boeing 737-700 ("-700") aircraft, and seven Boeing 737-800 ("-800") aircraft, inlcuding the sale of five -800 aircraft) and took delivery of 55 -8 aircraft. The Company also completed the sale-leaseback of one -800 aircraft in January 2025. The Company's order book with Boeing as of January 29, 2026, consists of a total of 467 MAX firm orders (271 Boeing 737-7 ("-7") aircraft and 196 -8 aircraft) for the years 2026 through 2031, including 27 -7 aircraft that were contractually committed for 2024, and 54 -8s that were contractually committed for 2025, but were not received, and 150 MAX options (-7s or -8s) for the years 2027 through 2031. The Company expects 66 -8 aircraft deliveries in 2026, which differs from its contractual order book, as Boeing continues to ramp up production and works to certify the -7. This expectation supports the Company's plans to retire approximately 60 aircraft in 2026. The Company's aircraft delivery and retirement expectations for 2026 and beyond are fluid and subject to Boeing's production capability.

As of February 5, 2026, the Company has published its flight schedule through September 30, 2026.

2025 Compared with 2024

The selected financial data presented below is derived from the Company's Consolidated Statement of Income and should be read in conjunction with those financial statements and the related notes thereto.

	Year ended December 31,		Increase (Decrease)	Percent change
(in millions)	2025	2024
Passenger	$25,535	$24,980	$555	2.2
Freight	171	175	(4)	(2.3)
Other	2,357	2,328	29	1.2
Total operating revenues	$28,063	$27,483	$580	2.1

Salaries, wages, and benefits	$12,963	$12,240	$723	5.9
Fuel and oil	5,240	5,812	(572)	(9.8)
Maintenance materials and repairs	1,227	1,353	(126)	(9.3)
Landing fees and airport rentals	2,178	1,962	216	11.0
Depreciation and amortization	1,560	1,657	(97)	(5.9)
Other operating expenses	4,467	4,138	329	8.0
Total operating expenses	$27,635	$27,162	$473	1.7

Operating Revenues

Passenger revenues for 2025 increased by $555 million, or 2.2 percent, compared with 2024, to achieve an all-time full year Company record of $25.5 billion. On a unit basis, Passenger revenues increased 0.6 percent, year-over-year. On both a dollar basis and a per unit basis, the increase was primarily due to an increase in bag fee revenues driven by the Company's policy change, coupled with an increase in the portion of the Company's co-brand credit card benefits that are now classified within Passenger revenues as a result of the amended and restated co-brand agreement with Chase.

Other revenues for 2025 increased by $29 million, or 1.2 percent, compared with 2024. On both a dollar basis and a per unit basis, the increase was primarily due to a $30 million increase in loyalty revenues due to a higher portion of revenues recognized sooner associated with the Company's co-brand agreement with Chase, as a result of the contract amendments with Chase in 2025. See Note 5 to the Consolidated Financial Statements for further information.

Operating Expenses

Operating expenses for 2025 increased by $473 million, or 1.7 percent, compared with 2024, and capacity increased 1.6 percent over the same prior year period. A majority of the operating expenses increase was due to higher Salaries, wages, and benefits expense, partially offset by outperforming cost reduction goals, including the Company's first quarter 2025 workforce reduction, and lower Fuel and oil expense. The following table presents the Company's Operating expenses per ASM for 2025 and 2024, followed by explanations of these changes on a dollar basis.

	Year ended December 31,				Per ASM		Percent
(in cents, except for percentages)	2025		2024		change		change
Salaries, wages, and benefits	7.21	¢	6.91	¢	0.30	¢	4.3%
Fuel and oil	2.91		3.27		(0.36)		(11.0)
Maintenance materials and repairs	0.68		0.76		(0.08)		(10.5)
Landing fees and airport rentals	1.21		1.11		0.10		9.0
Depreciation and amortization	0.87		0.93		(0.06)		(6.5)
Other operating expenses	2.47		2.34		0.13		5.6
Total	15.35	¢	15.32	¢	0.03	¢	0.2%

Operating expenses per ASM for 2025 increased by 0.2 percent, compared with 2024, primarily driven by higher Salaries, wages, and benefits expense, offset by the decrease in the Company's fuel cost per gallon. Operating expenses per ASM for 2025, excluding Fuel and oil expense, profitsharing, and special items (a non-GAAP financial measure), increased 3.1 percent, year-over-year. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for 2025 increased by $723 million, or 5.9 percent, compared with 2024. On a per ASM basis, Salaries, wages, and benefits expense for 2025 increased 4.3 percent, compared with 2024. On a dollar and per ASM basis, the majority of the increase was due to net step/pay rate increases and related benefits for the Company's workforce.

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

On September 3, 2025, the Company and Transport Workers of America Union Local 557 ("TWU 557"), representing the Company's approximately 216 Flight Instructors, reached a tentative agreement on a three year extension of their collective-bargaining agreement from 2027 to 2030. The vote to ratify the extension with the Company failed, and the Company and TWU 557 are preparing to open full negotiations in 2026.

Fuel and oil expense for 2025 decreased by $572 million, or 9.8 percent, compared with 2024. On a per ASM basis, Fuel and oil expense for 2025 decreased 11.0 percent. On a dollar and per ASM basis, the decrease was primarily attributable to a decrease in fuel prices. The Company's 2025 average economic fuel cost was $2.41 per gallon with no cash settlements from hedging activities compared with an average economic fuel cost of $2.66 per gallon, which was net of approximately $53 million in cash settlements from hedging activities, in 2024. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. However, this termination had no impact on the Company's Fuel and oil expense, as all hedge positions were out of the money and just consisted of remaining time value. The following table provides more information on the Company's economic fuel cost per gallon, including the impact of fuel hedging premium expense and fuel derivative contracts:

	Year ended December 31,
	2025		2024
Economic fuel costs per gallon	$2.41		$2.66
Fuel hedging premium expense (in millions)	$145	(a)	$157
Fuel hedging cash settlement gain (in millions)	$—		$53
Fuel hedging premium expense per gallon	$0.07	(a)	$0.07
Fuel hedging cash settlement gains per gallon	$—		$0.03

(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Note 10 to the Consolidated Financial Statements for further information.

See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

The Company's 2025 available seat miles per gallon ("fuel efficiency") improved 2.7 percent, year-over-year, due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

As a result of applying hedge accounting in prior periods, the Company has amounts in Accumulated other comprehensive income ("AOCI") that will be recognized in the Consolidated Statement of Comprehensive Income in the periods the originally forecasted transactions occur, including deferred losses of $115 million in 2026 and $22 million in 2027 as of December 31, 2025 (net of tax). See Note 12 to the Consolidated Financial Statements for additional information on AOCI.

Maintenance materials and repairs expense for 2025 decreased by $126 million, or 9.3 percent, compared with 2024. On a per ASM basis, Maintenance materials and repairs expense decreased 10.5 percent, compared with 2024. On a dollar and per ASM basis, approximately 70 percent of the decrease was driven by fewer airframes in routine heavy check compared to 2024 as a result of the early retirement of a portion of the -700 fleet, and approximately 20 percent of the decrease was due to less routine bulk purchases of materials for the Company's seat refurbishment efforts.

Landing fees and airport rentals expense for 2025 increased by $216 million, or 11.0 percent, compared with 2024. On a per ASM basis, Landing fees and airport rentals expense increased 9.0 percent, compared with 2024. On a dollar and per ASM basis, approximately 50 percent of the increase was primarily attributable to an increase in airport rental expense throughout the network driven by higher rates charged by airports for leased space, 30 percent of the increase was primarily due to higher landing fees throughout the network, primarily driven by increased usage of the heavier -8 aircraft and higher rates, and 20 percent of the increase was due to receiving fewer favorable settlements and credits from various airports in 2025.

Depreciation and amortization expense for 2025 decreased by $97 million, or 5.9 percent, compared with 2024. On a per ASM basis, Depreciation and amortization expense decreased by 6.5 percent, compared with 2024. On a dollar and per ASM basis, this decrease was primarily due to a $109 million decrease from accelerating depreciation of fewer -700 aircraft planned for early retirement in 2025 compared to 2024, a $41 million decrease due to the fleet transactions completed during the December 2024 and January 2025 timeframe, and a $37 million decrease due to a change in estimate for the residual values of the Company's -700 airframes and -700, -800, and -8 engines. These decreases were partially offset by a $47 million increase from new technology assets being placed into service and a $41 million increase from the acquisition of 55 -8 aircraft during 2025.

Other operating expenses for 2025 increased by $329 million, or 8.0 percent, compared with 2024. Included within this line item was aircraft rentals expense in the amount of $322 million and $220 million for 2025 and 2024, respectively. On a per ASM basis, Other operating expenses increased 5.6 percent, compared with 2024. On a dollar and per ASM basis, the increase was due to (i) a $102 million increase in aircraft rental expense associated with fleet transactions completed during the December 2024 and January 2025 timeframe, (ii) a $92 million gain on the sale-leaseback of 35 -800 aircraft in 2024, (iii) a $77 million increase in Employee related expenses driven by higher travel expenses due to inflation in lodging rates and utilization of rooms as a result of redeye flying in 2025, and (iv) a $64 million increase in third party software maintenance agreement expense driven by expanded cloud-based services. See Note 7 to the Consolidated Financial Statements for further information on the sale-leaseback transaction.

Non-Operating Expenses (Income)

Interest expense for 2025 decreased by $82 million, or 32.9 percent, compared with 2024, primarily due to the Company's significant debt repayments in late 2024 and throughout 2025. These decreases were partially offset by the issuance of the 5.25% unsecured notes and 4.375% unsecured notes in November 2025. See Note 6 to the Consolidated Financial Statements for further information.

Capitalized interest for 2025 increased by $19 million, or 54.3 percent, compared with 2024, primarily due to an increase in various technology projects, facilities projects, and aircraft under construction.

Interest income for 2025 decreased by $292 million, or 58.8 percent compared with 2024, primarily due to lower cash and investment balances and a lower interest rate in the Company's total investment portfolio.

Other (gains) losses, net, primarily includes amounts recorded as a result of the Company's deferred compensation and hedging activities. See Note 10 to the Consolidated Financial Statements for further information on the Company's hedging activities. The following table displays the components of Other (gains) losses, net, for 2025 and 2024:

	Year ended December 31,
(in millions)	2025	2024
Mark-to-market impact from fuel contracts settling in current period	$—	$34
Premium cost of fuel contracts not designated as hedges	—	9
Mark-to-market impact from deferred compensation plan investments	(33)	(36)
Mark-to-market impact from forward contract	(8)	—
Other	(2)	(1)
	$(43)	$6

Income Taxes

The Company's annual 2025 effective tax rate was 21.7 percent, compared with 22.2 percent in 2024. The year-over-year decrease in the tax rate is primarily due to lower state deferred tax rates in 2025 and a decrease in non-deductible expenses. The tax rate decrease was partially offset by a reduction in federal tax credits generated in 2025.

2024 Compared with 2023

The Company's comparison of 2024 results to 2023 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited) (in millions, except per share amounts and per ASM amounts)

	Year ended December 31,		Percent
	2025	2024	Change
Fuel and oil expense, unhedged	$5,095	$5,750
Add: Premium cost of fuel contracts designated as hedges (a)	145	148
Deduct: Fuel hedge gains included in Fuel and oil expense, net	—	(86)
Fuel and oil expense, as reported	$5,240	$5,812
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	34
Add: Premium cost of fuel contracts not designated as hedges	—	9
Fuel and oil expense, excluding special items (economic)	$5,240	$5,855	(10.5)%

Total operating expenses, as reported	$27,635	$27,162
Deduct: Voluntary Employee programs	—	(5)
Deduct: Labor contract adjustment	—	(9)
Deduct: Contract Termination Charge	(7)	—
Add: Fuel hedge contracts settling in the current period, but for which losses were reclassified from AOCI (b)	—	34
Add: Premium cost of fuel contracts not designated as hedges	—	9
Add: DOT settlement waiver	11	—
Deduct: Impairment of long-lived assets	(8)	—
Deduct: Litigation accruals	(19)	(7)
Add (Deduct): Professional advisory fees/reimbursement	7	(37)
Deduct: Transformation costs	(33)	(5)
Deduct: Severance and related costs (c)	(62)	—
Total operating expenses, excluding special items	$27,524	$27,142	1.4%
Deduct: Fuel and oil expense, excluding special items (economic)	(5,240)	(5,855)
Operating expenses, excluding Fuel and oil expense and special items	$22,284	$21,287	4.7%
Deduct: Profit-sharing expense	(97)	(103)
Operating expenses, excluding Fuel and oil expense, special items, and profit sharing	$22,187	$21,184	4.7%

Operating income, as reported	$428	$321
Add: Breakage revenue adjustment (d)	—	116
Add: Voluntary Employee programs	—	5
Add: Labor contract adjustment	—	9
Add: Contract Termination Charge	7	—
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	—	(34)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(9)
Deduct: DOT settlement waiver	(11)	—
Add: Impairment of long-lived assets	8	—
Add: Litigation accruals	19	7
Add (Deduct): Professional advisory fees/reimbursement	(7)	37
Add: Transformation costs	33	5
Add: Severance and related costs (c)	62	—
Operating income, excluding special items	$539	$457	17.9%

Other (gains) losses, net, as reported	$(43)	$4
Deduct: Mark-to-market impact from fuel contracts settling in current periods	—	(34)
Deduct: Premium cost of fuel contracts not designated as hedges	—	(9)
Add: Unrealized mark-to-market adjustment on forward contract	8	—
Other gains, net, excluding special items	$(35)	$(39)	(10.3)%

Income before income taxes, as reported	$563	$598
Add: Breakage revenue adjustment (d)	—	116
Add: Voluntary Employee programs	—	5
Add: Labor contract adjustment	—	9
Add: Contract Termination Charge	7	—
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	—	(34)
Add: Mark-to-market impact from fuel contracts settling in current periods	—	34
Deduct: DOT settlement waiver	(11)	—
Add: Impairment of long-lived assets	8	—
Add: Litigation accruals	19	7
Add (Deduct): Professional advisory fees/reimbursement	(7)	37
Add: Transformation costs	33	5
Add: Severance and related costs (c)	62	—
Deduct: Unrealized mark-to-market adjustment on forward contract	(8)	—
Income before income taxes, excluding special items	$666	$777	(14.3)%

Provision for income taxes, as reported	$122		$133
Add: Net income tax impact of fuel and special items (e)	32		47
Provision for income taxes, net, excluding special items	$154		$180		(14.4)%

Net income, as reported	$441		$465
Add: Breakage revenue adjustment (d)	—		116
Add: Voluntary Employee programs	—		5
Add: Labor contract adjustment	—		9
Add: Contract termination charge	7		—
Deduct: Fuel hedge contracts settling in the current period, but for which gains were reclassified from AOCI (b)	—		(34)
Add: Mark-to-market impact from fuel contracts settling in current periods	—		34
Deduct: DOT settlement waiver	(11)		—
Add: Impairment of long-lived assets	8		—
Add: Litigation accruals	19		7
Add (Deduct): Professional advisory fees/reimbursement	(7)		37
Add: Transformation costs	33		5
Add: Severance and related costs (c)	62		—
Deduct: Unrealized mark-to-market adjustment on forward contract	(8)		—
	Year ended December 31,				Percent
	2025		2024		Change
Deduct: Net income tax impact of special items (e)	(32)		(47)
Net income, excluding special items	$512		$597		(14.2)%

Net income per share, diluted, as reported	$0.79		$0.76
Add: Impact of special items	0.20		0.27
Deduct: Net income tax impact of special items (e)	(0.06)		(0.07)
Net income per share, diluted, excluding special items	$0.93		$0.96		(3.1)%

Operating expenses per ASM (cents), as reported	15.35	¢	15.32	¢
Deduct: Impact of special items	(0.06)		(0.04)
Deduct: Fuel and oil expense divided by ASMs	(2.91)		(3.27)
Deduct: Profit-sharing expense divided by ASMs	(0.06)		(0.06)
Operating expenses per ASM, excluding Fuel and oil expense, profitsharing, and special items (cents)	12.32	¢	11.95	¢	3.1%

(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Note 10 to the Consolidated Financial Statements for further information.
(b) See Note 10 to the Consolidated Financial Statements for further information.
(c) Represents Employee severance payments and related professional fees resulting from the workforce reduction in February 2025 ($53 million in Salaries, wages, and benefits and $9 million in Other operating expenses). See Note 16 to the Consolidated Financial Statements for further information.
(d) Represents a change in breakage revenue estimate related to flight credits the Company issued to Passengers during 2022 and prior. On July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including a significant volume of such credits issued to impacted Customers during the COVID-19 pandemic as the Company was making significant changes to its schedules based on fluctuating demand, will no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606, Revenue from Contracts with Customers, and the Company accounted for such change prospectively in third quarter 2022. At that time, based on historical Customer behavior, the Company estimated that redemptions of these flight credits would have been reduced to an immaterial amount during 2024 and recognized breakage revenue in prior periods for these flight credits accordingly; however, based on actual Customer redemptions throughout 2024, as well as projected redemptions beyond 2024, the Company determined a reversal of a portion of this prior breakage revenue was warranted in 2024. This adjustment is not reflective of base business revenue trends in fourth quarter 2024 or beyond. See the Note Regarding Use of Non-GAAP Financial Measures for further information.
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

Further information on (i) the Company's fuel hedging program, (ii) the requirements of accounting for derivative instruments, (iii) the causes of hedge ineffectiveness and/or mark-to-market gains or losses from derivative instruments, and (iv) the Company's termination of its remaining fuel hedge derivative instruments is included in Note 10 to the Consolidated Financial Statements.

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

1.Reversal of breakage revenue previously recorded related to a portion of flight credits issued to Customers during 2022 and prior that have either been redeemed or are expected to be redeemed in future periods. The majority of these flight credits were issued during the COVID-19 pandemic as the Company was making significant changes to its flight schedules based on fluctuating demand, which made it difficult to estimate future redemption patterns when compared against historical Customer behavior;

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
4.A credit received from the DOT regarding a settlement reached for the Company's December 2022 operational disruption in light of the Company significantly improving its on-time performance and completion factor through the Company's investment in its Network Operations Control;
5.Expenses and/or reimbursements for incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company, are not associated with the ongoing operation of the airline, and are difficult to predict in future periods;
6.Charges associated with tentative litigation settlements regarding paid short-term military leave to certain Employees and an arbitration award in favor of the Company's Pilots relating to a collective-bargaining matter;
7.Expenses associated with professional advisory fees related to the Company's implementation of its comprehensive transformational plan;
8.Charges associated with severance, post-employment benefits, and professional fees as a result of the Company's reduction in workforce;
9.Non-cash impairment charges to remove certain assets from the Consolidated Balance Sheet that are no longer in use;
10.Expenses associated with a contract termination charge related to one of the Company's health insurance providers; and
11.Unrealized mark-to-market adjustment associated with a forward contract entered into in fourth quarter 2025.

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

The Company has also provided its target for leverage, which is a non-GAAP measure of financial performance. Management believes this supplemental measure can provide a more accurate view of the Company's leverage and risk, since it considers the Company’s debt and debt-like obligation profile and capital. Leverage ratios are widely used by investors, analysts, and rating agencies in the valuation, comparison, rating, and investment recommendations of companies. Although leverage ratios are commonly-used financial measures, definitions differ. The Company calculates leverage as adjusted debt divided by trailing twelve month adjusted EBITDAR. Adjusted EBITDAR is calculated as earnings before interest and taxes, and non-operating other (gains) losses, net, excluding special items, and adjusted by adding depreciation and amortization and the fixed portion of operating lease expense ("adjusted EBITDAR"). Adjusted debt includes current and long-term debt, finance lease obligations, and operating lease liabilities (including fleet, ground, and other). Projections do not reflect the potential impact of fuel and oil expense, special items, and profit sharing because the Company cannot reliably predict or estimate those items or expenses or their impact to its financial statements in future periods, especially considering the significant volatility of the fuel and oil expense line item. Accordingly, the Company believes a reconciliation of non-GAAP financial measures to the equivalent GAAP financial measures for these projected results is not meaningful or available without unreasonable effort.

Liquidity and Capital Resources

Net cash provided by operating activities for 2025 was $1.8 billion, and net cash provided by operating activities for 2024 was $462 million. Operating cash inflows are historically primarily derived from selling tickets and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2025 were largely impacted by the Company's net results (as adjusted for noncash items), a $103 million profit-sharing contribution for 2024 pursuant to the Company's Retirement Savings Plan, and a $1.1 billion decrease in Air traffic liability primarily driven by immediate recognition of a larger portion of revenues (and thus lower revenue deferred) associated with the Company's co-brand agreement with Chase from 2025 modifications to the agreement. See Note 5 to the Consolidated Financial Statements for further information. Operating cash flows for 2024 were largely impacted by the Company's net results (as adjusted for noncash items, primarily Depreciation and amortization and the gain on the sale-leaseback transaction), the approximately $1.9 billion paid to Pilots, Flight Attendants, and Ramp, Operations, Provisioning, and Cargo Agents as bonuses upon the ratification of the labor contract agreements with SWAPA, TWU 556, and TWU 555, respectively, and a $123 million decrease related to the purchase of fuel derivative instruments, which is included within Other, net operating cash flows in the accompanying Consolidated Statement of Cash Flows. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities for 2025 was $1.4 billion, and net cash used in investing activities for 2024 was $261 million. Investing activities in both years included Capital expenditures and changes in the balance of the Company's short-term and noncurrent investments. Capital expenditures, net were $2.7 billion for 2025, compared with $2.1 billion in the same prior year period, and increased year-over-year largely due to an increase in payments for scheduled aircraft deliveries. Capital expenditures during 2024 included approximately $22 million associated with the Company's purchase of finance leased aircraft. The Company also raised $871 million in 2024 from the sale-leaseback of 35 aircraft. See Note 7 to the Consolidated Financial Statements for further information.

The Company estimates its 2026 net capital spending to be in the range of $3.0 billion to $3.5 billion based on its expectation of 66 -8 aircraft deliveries in 2026, with the remainder representing non-aircraft capital spending, partially offset by proceeds from planned fleet sales. The Company's opportunities to lower net capital spending from its fleet monetization strategy are dependent on aircraft market conditions and Boeing's ability to deliver aircraft pursuant to the Company's contractual order book.

Net cash used in financing activities for 2025 was $4.7 billion, and net cash used in financing activities for 2024 was $2.0 billion. During the twelve months ended December 31, 2025, the Company paid $399 million in cash dividends to Shareholders related to the first, second, and third quarter 2025 and fourth quarter 2024 declarations. Additionally, the Company expended $2.6 billion to repurchase the Company's outstanding common stock through authorized share repurchases during the twelve months ended December 31, 2025. The Company may engage in early debt repurchases from time to time at its discretion; however, no potential early future repurchases are included in the Company's current maturities of long-term debt as of December 31, 2025. During 2025, the Company repaid the Convertible Notes, the PSP1 Payroll Support Program loan, and the PSP2 Payroll Support Program loan in the amounts of $1.6 billion, $976 million, and $566 million, respectively. During fourth quarter 2025, the Company made an early partial prepayment of the PSP3 Payroll Support Program loan in the amount of $100 million utilizing available cash on hand. Additionally, during 2025 the Company issued $750 million senior unsecured notes due 2035 and $750 million senior unsecured notes due 2028. See Note 6 to the Consolidated Financial Statements for further information on the Company's debt repayments, issuances, and future debt maturities. The Company paid $430 million in cash dividends to Shareholders and repaid $1.3 billion in debt and finance lease obligations during the year ended December 31, 2024.

The Company repurchased $2.6 billion of its common stock in 2025 through a series of accelerated share repurchase programs, completing its September 2024 $2.5 billion authorization and leaving $1.7 billion remaining under its July 2025 $2.0 billion authorization as of December 31, 2025. See Note 8 to the Consolidated Financial Statements

for further information on the Company's share repurchases. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. Under a forward contract entered into by the Company with a third-party financial institution in fourth quarter 2025, the Company committed $750 million for an Accelerated Share Repurchase Program (“ASR”) to be completed in January 2026 (the "January 2026 ASR Program"). On January 2, 2026, the Company paid $750 million and, upon settlement, the third-party financial institution delivered 17,965,193 shares of the Company’s common stock to the Company. Upon completion of the January 2026 ASR, the Company had $950 million remaining under its July 2025 $2.0 billion share repurchase authorization. The Company also entered into another agreement to repurchase $400 million of its outstanding common stock through an ASR program entered into in January 2026 (the "First Quarter 2026 ASR Program") under its current $2.0 billion authorization. Final settlement is scheduled to occur by the end of April 2026, and the Company will have $550 million remaining under its $2.0 billion authorization. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated repurchase transactions from time to time, depending on market conditions.

A discussion of the Company's most significant drivers impacting cash flow for 2023 are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under Part II Item 7, Liquidity and Capital Resources.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company currently intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

Additional detail regarding the Company's available liquidity is provided in the table below.

(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$3,231	$7,509
Short-term investments	—	1,216
Undrawn facilities	1,500	1,000
Total available liquidity	4,731	$9,725

On July 22, 2025, the Company exercised the accordion feature under its amended and restated revolving credit facility (the "Amended Credit Agreement"), increasing the size of the facility to $1.5 billion. As of December 31, 2025, the Company had access to $1.5 billion under the Amended Credit Agreement, which expires in August 2028. There were no amounts outstanding under the Amended Credit Agreement as of December 31, 2025. See Note 6 to the Consolidated Financial Statements for further information.

As of December 31, 2025, the Company carried a working capital deficit of approximately $5 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash and cash equivalents of $3.2 billion as of December 31, 2025, and anticipated future internally generated funds from operations. The Company regularly evaluates its capital structure to efficiently manage financial risks, liquidity access, and cost of capital. The Company may consider, from time-to-time, additional financing arrangements, including secured or unsecured debt, as appropriate. The Company continues to have a large base of unencumbered aircraft and other related assets with a net book value of approximately $17.0 billion. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch). As of December 31, 2025, the Company had the following corporate credit ratings:

	Moody's	S&P Global	Fitch
Southwest Airlines Co.	Baa2	BBB	BBB+

The Company's capital allocation framework supports its continued commitment to a strong and efficient investment-grade balance sheet. The Company is currently targeting liquidity of approximately $4.5 billion, comprised of cash and cash equivalents, short-term investments, and a revolving credit line, which was recently increased to $1.5 billion. The Company will also target leverage in the range of 1.0 times to 2.5 times, which it calculates as adjusted debt to adjusted EBITDAR.

The following discussion includes various short-term and long-term material cash requirements from known contractual and other obligations, but does not include amounts that are contingent upon events or other factors that are uncertain or unknown at this time. Given the Company's current liquidity position, available resources, and prevailing outlook, it expects to be able to fulfill both its short-term and long-term material cash requirements. The amounts disclosed are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts discussed herein.

Debt

As detailed in Note 6 to the Consolidated Financial Statements, in connection with the major negative impact of COVID-19 on air carriers, the Company received significant financial assistance from the United States Department of the Treasury ("Treasury") in the form of payroll support, and this assistance had a significant impact on the Company's reported GAAP financial results through 2021. During 2025, cash flows were impacted through the early repayment of payroll support loans. The Company has approximately $426 million in such loans that will have to be repaid to Treasury in future periods.

See Note 6 to the Consolidated Financial Statements for further detail on the Company's debt and the timing of expected and future principal payments. The Company also has significant future obligations associated with fixed interest payments associated with its debt. As of December 31, 2025, future interest payments associated with its fixed rate unsecured notes were $162 million in 2026, $104 million in 2027, $46 million in 2028, $13 million in 2029, and $7 million in 2030. During fourth quarter 2025, the Company issued $750 million 4.375 percent senior unsecured notes due 2028 and $750 million 5.25 percent senior unsecured notes due 2035. The Company entered into a fixed-to-floating interest rate swap to convert the interest on the 5.25 percent senior unsecured notes due 2035 to a floating rate until their maturity. As of December 31, 2025, based on prevailing forward market interest rates, future interest payments associated with its floating rate unsecured notes were $41 million in 2026, $37 million in 2027, $38 million in 2028, $40 million in 2029, $41 million in 2030, and $223 million thereafter.

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

The Company has a large net deferred tax liability on its Consolidated Balance Sheet. The deferral of income taxes has resulted in a significant benefit to the Company and its liquidity position. Since the Company purchases the majority of the aircraft it acquires, it has been able to utilize accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, in 2025 and in previous years, which has enabled the Company to accelerate cash tax benefits of depreciation. Based on the Company’s scheduled future aircraft deliveries from Boeing and existing tax laws in effect, the Company will continue to accelerate the cash income tax benefits related to aircraft purchases. The Company has federal and state operating loss carryforwards of $504 million and $66 million (tax-effected), respectively, to reduce taxable income in future periods. See Note 14 to the Consolidated Financial Statements for further information. The Company has paid in the past, and will continue to pay in the future, cash taxes to the various taxing jurisdictions where it operates. The Company expects to be able to continue to meet such obligations utilizing cash and investments on hand, as well as cash generated from its ongoing operations.

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

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, flight credits that are expected to be used in the future, and loyalty program benefits that are expected to be redeemed in the future. Air traffic liability typically fluctuates throughout the year based on seasonal travel patterns, fare sale activity, and activity associated with the Company’s loyalty program. See Note 1 to the Consolidated Financial Statements for information about the Company's revenue recognition policies.

For air travel on Southwest, the amount of tickets (which includes flight credits—also referred to as partial tickets) that will go unused, referred to as breakage, is estimated and recognized in Passenger revenue once the scheduled flight date has passed, in proportion to the pattern of rights exercised by the Customer, in accordance with Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"). Estimating the amount of tickets that will ultimately go unused involves some level of subjectivity and judgment. A significant amount of the Company's tickets sold are nonrefundable, although flight credits created when a Customer cancels or modifies an existing flight itinerary can be applied towards the purchase of future travel. Unused flight credits are the primary source of breakage. Breakage estimates are based on historical experience over many years. Fully refundable tickets rarely go unused.

On July 28, 2022, the Company modified its flight credit policy and announced that all $1.9 billion of unexpired flight credits outstanding as of that date, the majority of which were associated with travel disruptions during the COVID-19 pandemic, would no longer have an expiration date and thus will be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606 and the Company accounted for such change prospectively in third quarter 2022. Based on actual Customer redemptions of these flight credits throughout 2024, as well as projected redemptions beyond 2024, the Company determined a reversal of a portion of this prior breakage revenue in the amount of $116 million was warranted in fourth quarter 2024. See Note 1 to the Consolidated Financial Statements for further information regarding this adjustment and Note 5 to the Consolidated Financial Statements for further information regarding these extended flight credits. As of December 31, 2025, redemptions of these extended flight credits had declined to an immaterial amount on a monthly basis and the Company has determined that future redemptions of these credits will be immaterial.

On May 28, 2025, the Company again modified its flight credit policy. However, flight credits issued between July 28, 2022, and May 27, 2025 (including those issued subsequent to May 27, 2025, but which related to travel that had already been booked as of that date), do not have an expiration date. For non-expiring flight credits issued during this period, the Company has also been recording breakage for the amount of such flight credits that it does not expect to be redeemed. However, redemptions of these credits are expected to continue for an extended period of time into the future. Although the Company does not currently expect to incur significant breakage adjustments associated with this population of flight credits in future periods, Customer behavior could be different than expected and from prior experience and could thus result in future adjustments, including by a material amount. For every hypothetical one percentage point change in redemption and/or breakage amounts versus what has been already recorded associated with these non-expiring flight credits, it would lead to an approximate $79 million change in Passenger revenues.

The majority of flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, have a specified expiration date of one year or less, depending on the type of fare purchased. However, with the launch of the new Getaways by Southwest™ ("Getaways") product, the Company has begun to issue vacation travel credits for cancelled bookings, with an 18-month expiration period from the original booking date. The Company is also recording breakage for such credits with expiration dates to the extent it expects them to not be redeemed prior to expiration. Through December 31, 2025, based on actual redemptions and redemption patterns exhibited by Customers thus far, the Company believes its breakage estimates are materially accurate and does not expect future material adjustments associated with these flight credits.

Assumptions about Customer behavior are reviewed frequently and corresponding adjustments are made to breakage estimates, as needed, when observed behaviors differ from historical experience or expectations. Assumptions about Customer behavior can be impacted by several factors including, but not limited to: fare increases, fare sales, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused flight credit policies, seat availability, and economic factors. Although the Company’s process for estimating breakage has been consistently applied from year to year, it continues to update and refine its analysis and techniques to take into consideration the differing attributes of flight credits as the Company's policies have changed over time. As with any estimates, actual ticket breakage may vary from estimated amounts.

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

Under the Southwest Rapid Rewards loyalty program, Members earn points for every dollar spent on eligible Southwest fare purchases. The amount of points earned under the program is based on the fare amount and fare type, with higher fare types (e.g., Choice Extra) earning more points than lower fare types (e.g., Basic). Each fare type is associated with a points earning multiplier, and points for flights are calculated by multiplying the fare amount for the flight by the fare type multiplier. Likewise, the amount of points required to be redeemed for a flight can vary depending on destination, time, day of travel, demand, fare type, point redemption rate, and other factors, and is subject to change at any time until the booking is confirmed. Under the program, (i) Members are able to redeem their points for every available seat, every day, on every flight, with no blackout dates; and (ii) points do not expire. In addition, Members are able to redeem their points for items other than travel on Southwest Airlines, such as international flights on other airlines, cruises, hotel stays, rental cars, gift cards, event tickets, and more. In addition to earning points for revenue flights and qualifying purchases with Rapid Rewards Partners, Members also have the ability to purchase, gift, and transfer points, as well as the ability to donate points to selected charities.

The Company utilizes the deferred revenue method of accounting for points earned through flights taken in its loyalty program. The Company also sells points and related services to business partners participating in the loyalty program. Liabilities are recorded for the relative standalone selling price of the Rapid Rewards points which are awarded each period. The liabilities recorded represent the total number of points expected to be redeemed by Members, regardless of whether the Members may have enough to qualify for a full travel award. As of December 31, 2025, the loyalty liabilities were approximately $4.3 billion, including $3.1 billion classified within Air traffic liability and $1.2 billion classified as Air traffic liability – noncurrent.

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

The majority of the points sold to business partners are through the Southwest co-branded credit card agreement ("Agreement") with Chase. Consideration received as part of this Agreement is subject to ASC 606. For periods presented in the Consolidated Financial Statements, the most recent instance in which the Agreement was amended was in 2025. The Company and Chase amended the co-brand credit card agreement in the first quarter of 2025 to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned seating and premium seating initiative, and again in the second quarter of 2025 to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. Agreements with Chase have the following multiple elements: travel points to be awarded, use of the Southwest Airlines’ brand and access to Rapid Rewards Member lists, advertising elements, the use of the Company’s resource team, and other airline benefits. These elements are combined into three performance obligations: transportation, marketing, and airline benefits, and consideration from the Agreement is allocated based on the relative selling price of each performance obligation.

Significant management judgment was used to estimate the selling price of each of the performance obligations in the Agreement at inception, including each time in which the Agreement has been materially amended. The objective is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, the estimated selling price of comparable travel, discounted cash flows, brand value, published selling prices, number of points awarded, and the number of points redeemed. The Company estimates the selling prices and volumes over the term of the Agreement in order to determine the allocation of proceeds to each of the multiple performance obligations. The Company records revenue related to air transportation when the travel is delivered, revenue related to marketing elements when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase, and revenue related to airline benefits when they are provided. A hypothetical one percent increase or decrease in the Company's estimate of the standalone selling prices, implemented as of January 1, 2025, causing a change to the allocation of proceeds to air transportation would not have had a material impact on the Company's Operating revenues for the year ended December 31, 2025.

Under its current program, Southwest estimates the portion of loyalty points that will not be redeemed. In estimating breakage revenue, the Company takes into account the Member’s past behavior, as well as several factors related to the Member’s account that are expected to be indicative of the likelihood of future point redemption. These factors are typically representative of a Member’s level of engagement in the loyalty program. They include, but are not limited to, tenure with the program, points accrued in the program, and points redeemed in the program. The Company believes it has obtained sufficient historical behavioral data to develop a predictive statistical model to analyze the amount of breakage expected for all loyalty points. The Company updates this model at least annually, and applies the new breakage rates effective October 1 each year, or more frequently if required by changes in the business. Changes in the breakage rates applied annually in recent years have not had a material impact on Passenger revenues. For the year ended December 31, 2025, based on actual redemptions of points sold to business partners and earned through flights, a hypothetical one percentage point change in the estimated breakage rate would have resulted in a change to Passenger revenue of approximately $256 million (an increase in breakage would have resulted in an increase in revenue and a decrease in breakage would have resulted in a decrease in revenue). Given that Member behavior may fluctuate over time, the Company expects the current estimates may change in future periods. However, the Company believes its current estimates are reasonable given current facts and circumstances.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has at times had interest rate risk in its floating-rate debt obligations and interest rate swaps, commodity price risk in jet fuel required to operate its aircraft fleet, and market risk in the derivatives used to manage its fuel hedging program and in the form of fixed-rate debt instruments. As of December 31, 2025, the Company also operated a total of 97 aircraft under operating and finance leases. The Company previously operated a small number of aircraft that had lease payments that fluctuated based in part on changes in market interest rates. The last fluctuating lease expired in July 2025. Therefore, the Company's leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. The Company does not purchase or hold any derivative financial instruments for trading purposes. See Note 10 to the Consolidated Financial Statements for information on the Company’s financial derivative instruments.

Hedging and Aircraft Fuel Risk

Changes in fuel prices could materially affect the Company’s results of operations. As discussed in Note 10 to the Consolidated Financial Statements, the Company discontinued its fuel hedging program in 2025. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. Consequently, the Company is fully exposed to fluctuations in fuel prices like most of its competitors. The Company currently expects to consume approximately 2.2 billion gallons of jet fuel in 2026. Based on this anticipated usage, a change in jet fuel prices of one cent per gallon would impact the Company’s Fuel and oil expense by approximately $22 million for 2026.

The fair values of the derivative instruments held in prior periods, depending on the type of instrument, were determined by use of present value methods or standard option value models with assumptions about commodity prices based on those observed in underlying markets. The Company’s credit exposure related to derivative instruments in prior periods was represented by the fair value of contracts that were in an asset position to the Company. At such times, these outstanding instruments exposed the Company to credit loss in the event of nonperformance by the counterparties to the agreements.

The Company has agreements with a majority of its counterparties associated with its outstanding interest rate swap agreements in which cash collateral may be required based on the fair value of outstanding derivative instruments, as well as the Company’s and its counterparties' credit ratings. As of December 31, 2025, no cash collateral deposits were provided by or held by the Company based on its outstanding interest rate swap agreements.

    Financial Market Risk

The vast majority of the Company’s tangible assets are aircraft, which are long-lived. The Company’s long-term strategy is to maintain an investment grade balance sheet and generate adequate profits and returns on capital, while growing capacity steadily under the right conditions. While the Company uses financial leverage, it strives to maintain a strong and efficient balance sheet and has investment grade credit ratings with all three major credit rating agencies as of December 31, 2025. See Note 6 to the Consolidated Financial Statements for more information on the material terms of the Company’s short-term and long-term debt.

All the Company's senior unsecured notes outstanding as of December 31, 2025 were issued as fixed-rate obligations. See Note 6 to the Consolidated Financial Statements for further information.

During fourth quarter 2025, the Company entered into interest rate swap agreements as a hedge related to its $750 million 5.25% Notes due 2035. The primary objective for the Company's use of this interest rate hedge was to hedge against changes in the fair value of the debt instrument caused by changes in market interest rates, specifically SOFR. The hedge strategy is to eliminate the changes in fair value of the debt by converting the fixed rate interest of the debt to a floating rate. Under these interest rate swap agreements, the Company pays SOFR plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. These interest rate swap agreements collectively qualify as a fair value hedge. As a result of the fixed-to-floating interest rate swap agreements in place, the average floating rate recognized during 2025 was approximately 5.44 percent, based on actual and forward rates as of December 31, 2025.

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

During fourth quarter 2023, the Company terminated $150 million notional value of forward-starting interest rate swap agreements associated with the Company's forecasted issuance of debt. These swap agreements had been classified as cash flow hedges, and all fair market value changes were recorded to AOCI prior to their termination. Following the issuance of the Company's $750 million 5.25% Notes due 2035 in fourth quarter 2025, the deferred gain of $23 million associated with these terminated swaps is now being amortized as a reduction to Interest expense over the life of the notes. See Note 10 to the Consolidated Financial Statements for further information.

The Company's total debt divided by total assets was 16.9 percent as of December 31, 2025.

The Company also has some risk associated with changing interest rates due to the short-term nature of its invested cash, which totaled $3.2 billion, as of December 31, 2025. See Notes 1 and 11 to the Consolidated Financial Statements for further information. The Company currently invests available cash in time deposits, highly rated money market instruments, and other highly rated financial instruments, depending on market conditions and operating cash requirements. Because of the short-term nature of these investments, the returns earned parallel closely with short-term floating interest rates. The Company has not undertaken any additional actions to cover interest rate market risk and is not a party to any other material market interest rate risk management activities.

A hypothetical 10 percent change in market interest rates as of December 31, 2025, would have resulted in an approximate $32 million change in the fair value of the Company’s fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information on the fair value of financial instruments. A change in market interest rates could, however, have a corresponding effect on earnings and cash flows associated with the Company’s debt that has been converted to a floating interest rate and invested cash (excluding cash collateral deposits held, if applicable) because of the floating-rate nature of these items. Assuming floating market rates in effect as of December 31, 2025, were held constant throughout a 12-month period, a hypothetical 10 percent change in those rates would have resulted in an immaterial impact on the Company’s net earnings and cash flows. Utilizing these assumptions and considering the Company’s cash balance (excluding the impact of cash collateral deposits held from or provided to counterparties, if applicable) and floating-rate debt outstanding as of December 31, 2025, an increase in rates would have a net positive effect on the Company’s earnings and cash flows, while a decrease in rates would have a net negative effect on the Company’s earnings and cash flows. However, a hypothetical 10 percent change in market rates would not impact the Company’s earnings or cash flow associated with the Company’s publicly traded fixed-rate debt.

The Company is also subject to a financial covenant included in its Amended Credit Agreement, and is subject to credit rating triggers related to its credit card transaction processing agreements, the pricing related to any funds drawn under its Amended Credit Agreement, and some of its hedging counterparty agreements. Certain covenants include the maintenance of minimum credit ratings and/or triggers that are based on changes in these ratings. The Company’s Amended Credit Agreement contains a financial covenant to maintain a Coverage Ratio (as defined therein) of 1.25 to 1.00, subject to the Company's one-time option to reduce this ratio requirement to 0.80 to 1.00 for two consecutive fiscal quarters. As of December 31, 2025, the Company was in compliance with this covenant and there were no amounts outstanding under the Amended Credit Agreement. However, if conditions change and the Company fails to meet the minimum standards set forth in the Amended Credit Agreement, there could be a reduction in the availability of cash under the facility, or an increase in the costs to keep the facility intact as written. The Company’s hedging counterparty agreements contain ratings triggers in which cash collateral could be required to be posted with the counterparty if the Company’s credit rating were to fall below investment grade by two of the three major rating agencies, and if the Company were in a net liability position with the counterparty. See Note 10 to the Consolidated Financial Statements for further information.

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of December 31, 2025.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of December 31, 2025, no cash holdbacks were in place.

As of December 31, 2025, the Company was in compliance with all credit card processing agreements. The inability to enter into credit card processing agreements would have a material adverse effect on the business of the Company. The Company believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors in the future.

Item 8.        Financial Statements and Supplementary Data

Southwest Airlines Co.
Consolidated Balance Sheet
(in millions, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,231	$7,509
Short-term investments	—	1,216
Accounts and other receivables	1,149	1,110
Inventories of parts and supplies, at cost	775	800
Prepaid expenses and other current assets	490	639
Total current assets	5,645	11,274

Property and equipment, at cost:
Flight equipment	26,293	25,202
Ground property and equipment	9,163	8,244
Deposits on flight equipment purchase contracts	401	413
Assets constructed for others	88	88
	35,945	33,947
Less allowance for depreciation and amortization	15,700	14,891
	20,245	19,056
Goodwill	970	970
Operating lease right-of-use assets	1,089	1,369
Other assets	1,112	1,081
	$29,061	$33,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,991	$1,818
Accrued liabilities	2,349	2,206
Current operating lease liabilities	312	328
Air traffic liability	5,945	6,294
Current maturities of long-term debt	324	1,630
Total current liabilities	10,921	12,276

Long-term debt less current maturities	4,577	5,069
Air traffic liability - noncurrent	1,219	1,948
Deferred income taxes	2,289	2,167
Noncurrent operating lease liabilities	768	1,031
Other noncurrent liabilities	1,306	909
Stockholders' equity:
Common stock, $1.00 par value: 2,000,000,000 shares authorized; 888,111,634 shares issued in 2025 and 2024	888	888
Capital in excess of par value	4,322	4,199
Retained earnings	16,388	16,332
Accumulated other comprehensive loss	(24)	(25)
Treasury stock, at cost: 372,530,238 and 294,797,959 shares in 2025 and 2024, respectively	(13,593)	(11,044)
Total stockholders' equity	7,981	10,350
	$29,061	$33,750

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year ended December 31,
	2025	2024	2023
OPERATING REVENUES:
Passenger	$25,535	$24,980	$23,637
Freight	171	175	175
Other	2,357	2,328	2,279
Total operating revenues	28,063	27,483	26,091

OPERATING EXPENSES:
Salaries, wages, and benefits	12,963	12,240	11,152
Fuel and oil	5,240	5,812	6,217
Maintenance materials and repairs	1,227	1,353	1,188
Landing fees and airport rentals	2,178	1,962	1,789
Depreciation and amortization	1,560	1,657	1,522
Other operating expenses	4,467	4,138	3,999
Total operating expenses	27,635	27,162	25,867

OPERATING INCOME	428	321	224

NON-OPERATING EXPENSES (INCOME):
Interest expense	167	249	259
Capitalized interest	(54)	(35)	(23)
Interest income	(205)	(497)	(583)
Other (gains) losses, net	(43)	6	(62)
Total non-operating expenses (income)	(135)	(277)	(409)

INCOME BEFORE INCOME TAXES	563	598	633

PROVISION FOR INCOME TAXES	122	133	168

NET INCOME	$441	$465	$465

NET INCOME PER SHARE, BASIC	$0.82	$0.78	$0.78

NET INCOME PER SHARE, DILUTED	$0.79	$0.76	$0.76

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Comprehensive Income
(in millions)

	Year ended December 31,
	2025		2024	2023
NET INCOME	$441		$465	$465
Unrealized gain (loss) on fuel derivative instruments, net of deferred taxes of $13, ($14), and ($103)	43	(a)	(44)	(337)
Unrealized gain (loss) on defined benefit plan items, net of deferred taxes of ($14), $4, and ($5)	(47)		14	(16)
Other, net of deferred taxes of $1, $3, and $8	5		5	9
OTHER COMPREHENSIVE INCOME (LOSS)	$1		$(25)	$(344)
COMPREHENSIVE INCOME	$442		$440	$121
(a) Includes reclassification adjustments from Accumulated Other Comprehensive Income into Fuel and oil expense associated with hedges previously terminated.

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)

	Year ended December 31, 2025, 2024, and 2023
	Common Stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2022	$888	$4,037	$16,261	$344	$(10,843)		$10,687
Issuance of common and treasury stock pursuant to Employee stock plans	—	30	—	—	20		50
Share-based compensation	—	86	—	—	—		86
Cash dividends, $0.72 per share	—	—	(429)	—	—		(429)
Comprehensive income (loss)	$—	$—	$465	$(344)	$—		$121
Balance at December 31, 2023	$888	$4,153	$16,297	$—	$(10,823)		$10,515
Repurchase of common stock	—	—	—	—	(251)	(a)	(251)
Issuance of common and treasury stock pursuant to Employee stock plans	—	7	—	—	30		37
Share-based compensation	—	45	—	—	—		45
Cash dividends, $0.72 per share	—	—	(430)	—	—		(430)
Stock warrants repurchase	—	(6)	—	—	—		(6)
Comprehensive income (loss)	$—	$—	$465	$(25)	$—		$440
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(2,575)	(a)	(2,575)
Issuance of common and treasury stock pursuant to Employee stock plans	—	24	—	—	26		50
Share-based compensation	—	99	—	—	—		99
Cash dividends, $0.72 per share	—	—	(385)	—	—		(385)
Comprehensive income	$—	$—	$441	$1	$—		$442
Balance at December 31, 2025	$888	$4,322	$16,388	$(24)	$(13,593)		$7,981
(a) Includes excise tax incurred on share repurchases, net of issuances, payable in April of the following year.

See accompanying notes.

Southwest Airlines Co.
Consolidated Statement of Cash Flows
(in millions)

	Year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$441	$465	$465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,560	1,657	1,522
Impairment of long-lived assets	8	—	—
Unrealized mark-to-market adjustment on forward contract	(8)	—	—
Deferred income taxes	122	132	159
Gain on sale-leaseback transactions	(3)	(92)	—
Changes in certain assets and liabilities:
Accounts and other receivables	51	19	(89)
Other assets	407	(8)	60
Accounts payable and accrued liabilities	218	(1,363)	1,386
Air traffic liability	(1,078)	(37)	29
Other liabilities	(11)	(197)	(137)
Cash collateral provided to derivative counterparties	(22)	(28)	(56)
Other, net	157	(86)	(175)
Net cash provided by operating activities	1,842	462	3,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,673)	(2,054)	(3,520)
Proceeds from sale-leaseback transactions	24	871	—
Purchases of short-term investments	(470)	(5,014)	(6,970)
Proceeds from sales of short-term and other investments	1,693	5,995	7,591
Other, net	(3)	(59)	(33)
Net cash used in investing activities	(1,429)	(261)	(2,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,500	—	—
Payroll Support Program stock warrants repurchase	—	(6)	—
Proceeds from Employee stock plans	59	60	48
Repurchase of common stock	(2,550)	(250)	—
Payments of long-term debt and finance lease obligations	(3,275)	(1,337)	(85)
Payments of cash dividends	(399)	(430)	(428)
Proceeds of terminated interest rate derivative instruments	—	—	23
Other, net	(26)	(17)	6
Net cash used in financing activities	(4,691)	(1,980)	(436)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,278)	(1,779)	(204)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,509	9,288	9,492

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,231	$7,509	$9,288

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$108	$220	$228

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$48	$377	$82
Flight and ground equipment acquired or modified under finance leases	$6	$15	$—

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
16. Restructuring
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

In late December 2022, Winter Storm Elliott impacted a significant portion of the United States, leading to wide-scale operational disruptions for the Company. In attempting to recover from this weather event, the Company was challenged in its efforts to realign flight crews, flight schedules, and fleet for a period of days during this peak demand travel period. As a result, the Company canceled a significant number of flights between December 21 and December 29, before ultimately returning to a normal flight schedule on December 30, 2022. These canceled flights resulted in a significant reduction in Passenger revenues during this period and also created a deceleration in bookings, primarily isolated to January and February 2023. In addition, the Company incurred significant costs associated with this event, including approximately $55 million of additional expenses during first quarter 2023, which is included in the accompanying Consolidated Statement of Income. Such costs were primarily related to expense reimbursements to Customers impacted by the cancellations and the value of Rapid Rewards points offered as a gesture of goodwill to impacted Customers.

Based on the Company's wide-scale operational disruption, the Company could be subject to fines and/or penalties resulting from investigations by government agencies as well as litigation from Customers and Shareholders. During fourth quarter 2023, the Company reached a settlement with the Department of Transportation (the "DOT") based on their investigation into the disruption, and the Company accrued an associated expense of $107 million. On December 5, 2025, based on the Company's significant improvement to its ontime performance and completion factor since the time of the disruption, and as a result of its significant financial investment in its Network Operations Control function, the DOT waived the final settlement payment of $11 million, originally due January 2026. Other than these transactions, there were no material impacts to operating revenues or expenses as a result of this disruption beyond first quarter 2023.

Cash and Cash Equivalents

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less when purchased are classified as cash and cash equivalents, which primarily consist of money market funds and time deposits issued by major corporations and financial institutions. Cash and cash equivalents are stated at cost, which approximates fair value.

As of December 31, 2025, the Company had no outstanding fuel derivative instruments and therefore no cash collateral deposits associated with its fuel hedge counterparties. Additionally, there were no cash collateral deposits associated with its interest rate hedges as of December 31, 2025. As of December 31, 2024, $22 million in cash collateral deposits were held by the Company from its fuel hedge counterparties, and the Company had no outstanding interest rate swap agreements and therefore no cash collateral deposits associated with its interest rate hedge counterparties. Cash collateral amounts provided or held associated with fuel derivative instruments historically have not been restricted in any way and earned interest income at an agreed upon rate that approximates the rates earned on short-term securities issued by the U.S. Government. See Note 10 for further information on fuel and interest rate derivative instruments.

Short-term and Noncurrent Investments

Notes to Consolidated Financial Statements
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

Accounts and Other Receivables

Accounts and other receivables are initially recorded at cost and are evaluated for collectability in every period. They primarily consist of the amounts due from the credit card companies associated with sales of tickets for future travel and amounts due from business partners in the Company’s loyalty program. See Note 15 for further information. The allowance for doubtful accounts was immaterial as of December 31, 2025 and 2024. In addition, the provision for doubtful accounts and write-offs for 2025, 2024, and 2023 were each immaterial.

Inventories

Inventories primarily consist of aircraft fuel and flight equipment expendable parts, materials, and supplies. All of these items are carried at average cost, less an allowance for obsolescence. These items are generally charged to expense when issued for use. The reserve for obsolescence was immaterial as of December 31, 2025, and 2024. In addition, the Company’s provision for obsolescence and write-offs for 2025, 2024, and 2023 were each immaterial.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures, net include payments made for aircraft, other flight equipment, purchase deposits related to future aircraft deliveries, airport and other facility construction projects, and ground and other property and equipment. Proceeds from the disposition of property and equipment that are retired from service are presented net against capital expenditures, and were immaterial as a component of total capital expenditures for each period presented. Depreciation is provided by the straight-line method to estimated residual values over periods of approximately 25 years for flight equipment, and 5 to 30 years for ground property and equipment. As of December 31, 2025, residual values estimated for aircraft range from 18 percent to 22 percent, and generally range from 0 to 10 percent for ground property and equipment. Assets constructed for others consists of airport improvement projects in which the Company is considered to have control of the asset during the construction period. Once construction is effectively completed, the sale-leaseback model would apply when control passes from the lessee to the lessor. See Note 4 for further information. Leasehold improvements are amortized as a component of depreciation expense over the estimated useful life of the asset or the remaining term of the underlying lease, whichever is less. In certain situations, the term of the lease may include periods covered by renewal options, if renewal is reasonably certain.

The Company evaluates its long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset group, a significant change in the long-lived asset group’s physical condition, and operating or cash flow losses associated with the use of the long-lived asset group. If an asset group is deemed to be impaired, an impairment loss is recorded for the excess of the asset

Notes to Consolidated Financial Statements
group's book value in relation to its estimated fair value. There were no material impairments in 2025, 2024, or 2023. In 2024 and 2023, the Company identified certain -700 aircraft that were to be retired earlier than planned through 2025. This change in retirement dates, and the corresponding impact to depreciation expense, is considered a change in estimate and resulted in the following impact to expense in 2024 and 2023:

	Year ended December 31,
(in millions, except per share amounts)	2024	2023
Depreciation and amortization expense	$57	$28
Net income *	(38)	(17)
Net income per basic share	(0.06)	(0.03)
Net income per diluted share	(0.06)	(0.03)
* net of profitsharing benefit and income taxes

During third quarter 2025, the Company completed an annual review of the estimated residual values of its long-lived assets. As a result of this review, the Company increased the estimated residual values for its Boeing 737-700 ("-700") airframe and -700, Boeing 737-800 ("-800"), and Boeing 737-8 ("-8") engine assets. This change took into consideration third party valuation data and recent market transactions. As this is considered a change in estimate, it has been accounted for on a prospective basis in accordance with Accounting Standards Codification ("ASC") 205, "Accounting Changes and Error Corrections" and thus the Company will record less depreciation expense over the remainder of the useful lives for each related asset. This change in estimated residual values, and the corresponding impact to depreciation expense resulted in the following impact to expense in the year ended December 31, 2025.

Year ended December 31,
(in millions, except per share amounts)	2025
Depreciation and amortization expense	$(44)
Net income *	29
Net income per basic share	0.05
Net income per diluted share	0.05
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

Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, fees paid by the lessee to the owners of a special-purpose entity for restructuring the transaction, and probable amounts the lessee will owe under a residual value guarantee. Lease payments do not include (i) variable lease payments other than those that depend on an index or rate, (ii) any guarantee by the lessee of the lessor’s debt, or (iii) any amount allocated to non-lease components, if such election was made upon adoption, per the provisions of the ASC 842 Leases. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, since the Company does not know the actual implicit rates in its leases. The Company gives consideration to its most recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company combines lease

Notes to Consolidated Financial Statements
and non-lease components for all asset groups. The lease term includes any option to extend the lease when it is reasonably certain to be exercised based on considering all relevant economic factors.

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

Goodwill and Intangible Assets

The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets annually on October 1, or more frequently if certain events or circumstances indicate that an impairment loss may have been incurred. The Company assesses the value of goodwill and indefinite-lived intangible assets under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including applicable key assumptions also used in the quantitative assessment listed below. These factors are analyzed to determine if events and circumstances could reasonably have affected the fair value of goodwill and indefinite-lived intangible assets. If the Company determines that it is more likely than not that an indefinite-lived intangible asset or reporting unit goodwill is impaired, the quantitative approach is used to assess the asset or reporting unit fair value and the amount of the impairment. Under a quantitative approach, the fair value of the Company's indefinite-lived intangible asset or reporting unit is calculated based on key market participant assumptions. If the indefinite-lived intangible assets' carrying value exceeds the fair value calculated using the quantitative approach, an impairment charge is recorded for the difference in fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value calculated using the quantitative approach, an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit.
The Company’s intangible assets primarily consist of acquired rights to certain airport owned takeoff and landing slots (a "slot" is the right of an air carrier, pursuant to regulations of the Federal Aviation Administration ("FAA"), to operate a takeoff or landing at a specific time at certain airports) at certain domestic slot-controlled airports. Indefinite-lived slots of $296 million are included as a component of Other assets in the Company's Consolidated Balance Sheet, as of December 31, 2025 and 2024.

The Company applied the qualitative approach during its 2025 impairment tests, and no impairment was determined to exist for Goodwill or indefinite-lived intangible assets.

Revenue Recognition

Tickets sold for Passenger air travel are initially deferred as Air traffic liability. Passenger revenue is recognized and Air traffic liability is reduced when the service is provided (i.e., when the flight takes place). Air traffic liability primarily represents tickets sold for future travel dates, flight credits that are expected to be used in the future, and loyalty benefits that are expected to be redeemed in the future. The majority of the Company’s tickets sold are nonrefundable. Southwest has a No-Show Policy that applies to fares that are not canceled or changed by a Customer at least 10 minutes prior to a flight's scheduled departure. Nonrefundable tickets that are sold but not

Notes to Consolidated Financial Statements
flown on the travel date, and are canceled in accordance with the No-Show Policy, can be applied to future travel. Refundable tickets that are sold but not flown on the travel date can also be applied to future travel. A small percentage of tickets (or partial tickets) will go unused, which is sometimes referred to as breakage. The Company estimates the amount of tickets that will go unused and recognizes such amounts in Passenger revenue in proportion to the pattern of flights taken by the Customers, once the flight date has lapsed. Based on the Company's revenue recognition policy, revenue is recorded at the flight date for a Customer who does not change his/her itinerary or does not cancel in accordance with the No-Show Policy as the Company has then fulfilled its performance obligation. Amounts collected from Passengers for ancillary services are also recognized when the service is provided, which is typically the flight date.

On July 28, 2022, the Company modified its policy and announced that all unexpired flight credits as of that date, including flight credits previously extended as a result of the COVID-19 pandemic, no longer had an expiration date and thus would be able to be redeemed by Customers indefinitely. This change in policy was considered a contract modification under ASC 606, and the Company accounted for such change prospectively in third quarter 2022. Due to Customer redemptions of these pre-policy change flight credits that were issued to Customers during 2022 and prior at a higher than projected rate throughout 2024, as well as projected redemptions beyond 2024, the Company determined that a reversal of a portion of prior recorded breakage revenue was warranted. This change in breakage revenue, and the corresponding impact to Passenger revenue, was considered a change in estimate and resulted in the following impact to 2024 results:

Year ended December 31,
(in millions, except per share amounts)	2024
Breakage revenue adjustment	$(116)
Net income *	(76)
Net income per basic share	(0.13)
Net income per diluted share	(0.12)
* net of profitsharing benefit and income taxes

On May 28, 2025, the Company implemented a change to its flight credit policy. Flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will have a specified expiration date of one year or less, depending on the type of fare purchased. Flight credits issued between July 28, 2022, and May 28, 2025, including any future issuances associated with bookings made prior to the policy change on May 28, 2025, will continue to have no expiration date.

Breakage estimates are based on the Company's Customers' historical travel behavior as well as assumptions about their future travel behavior. Assumptions about the Customers' future travel behavior can be impacted by several factors including, but not limited to: fare increases; fare sales; changes to the Company's ticketing policies; changes to the Company’s refund, exchange, and unused flight credit policies; seat availability; and economic factors. See Note 5 for further information.

Approximately $756 million, approximately $798 million, and approximately $828 million of the Company's Operating revenues in 2025, 2024, and 2023, respectively, were attributable to foreign operations. The remainder of the Company's Operating revenues, approximately $27.3 billion, approximately $26.7 billion, and approximately $25.0 billion in 2025, 2024, and 2023, respectively, were attributable to domestic operations.

Loyalty Program

The Company records a liability for the relative fair value of providing free travel under its loyalty program for all points earned from flight activity or sold to business partners participating in the Company’s Rapid Rewards loyalty program. The loyalty liability represents performance obligations that will be satisfied when a Rapid Rewards loyalty Member redeems points and travels or other goods and services are provided. Points earned from flight activity are valued at their relative stand-alone selling price by applying fair value based on historical redemption

Notes to Consolidated Financial Statements
patterns. Points earned from business partner activity, which primarily consist of points sold, along with related marketing services, to companies participating in the Rapid Rewards loyalty program, are valued using a relative fair value methodology based on the contractual rate which partners pay to Southwest to award Rapid Rewards points to the business partners' customers. For points that are expected to remain unused, the Company recognizes breakage revenue in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company records Passenger revenue related to air transportation when the transportation is delivered, the marketing elements are recognized as Other - net revenue when earned, and the airline benefits are recognized as Passenger revenue when they are provided. The Company’s liability for loyalty benefits includes a portion that is expected to be redeemed during the following twelve months (classified as a component of Air traffic liability), and a portion that is not expected to be redeemed during the following twelve months (classified as Air traffic liability - noncurrent). The Company continually updates this analysis and adjusts the split between current and non-current liabilities as appropriate. See Note 5 for further information.

Advertising

Advertising costs are charged to expense as incurred. Advertising and promotions expense for the years ended December 31, 2025, 2024, and 2023 was $332 million, $346 million, and $266 million, respectively, and is included as a component of Other operating expense in the accompanying Consolidated Statement of Income.

Share-based Employee Compensation

The Company has share-based compensation plans covering certain Employees, including a plan that also covers the Company’s Board of Directors. The Company accounts for share-based compensation based on its grant date fair value. See Note 9 for further information.

Financial Derivative Instruments

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules where appropriate. The Company has utilized various derivative instruments, including jet fuel, crude oil, unleaded gasoline, and heating oil-based derivatives, in an attempt to reduce the risk of its exposure to jet fuel price increases. These instruments were accounted for as cash flow hedges upon proper qualification. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. See Note 10. The Company also has interest rate swap agreements to convert a portion of its fixed-rate debt to floating rates. These interest rate hedges are appropriately designated as fair value hedges.

Since the Company’s financial derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or option value models with assumptions based on those observed in underlying markets.

All cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Consolidated Statement of Cash Flows, within Changes in certain assets and liabilities. The Company classifies any cash collateral provided to or held from counterparties in a "net" presentation on the Consolidated Balance Sheet against the fair value of the derivative positions with those counterparties. See Note 10 for further information.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which is typically five to fifteen years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of Ground property and equipment in the

Notes to Consolidated Financial Statements
accompanying Consolidated Balance Sheet, net of accumulated depreciation, was $1.3 billion and $1.1 billion as of December 31, 2025, and 2024, respectively. Computer software depreciation expense was $318 million, $271 million, and $246 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included as a component of Depreciation and amortization expense in the accompanying Consolidated Statement of Income. The Company evaluates internal use software for impairment on a quarterly basis, and if it is determined the value of an asset was not recoverable or it qualifies for impairment, a charge will be recorded to write down the software to the lower of its carrying value or fair value. The Company had no significant impairments during 2025, 2024, or 2023.

Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms, including a wholly-owned captive insurance entity and participation in a reinsurance treaty, to provide for the potential liabilities associated with certain risks, including workers’ compensation, healthcare benefits, general liability, and aviation liability. Liabilities associated with the risks that are retained by the Company are not discounted and are estimated, in part, by considering historical claims experience, demographics, exposure and severity factors, and other actuarial assumptions.

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

The Company uses the portfolio approach for releasing income tax effects associated with amounts reclassified out of AOCI.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on the Company's income tax expense for the year ended December 31, 2025, nor did it materially change the Company's effective income tax rate for 2025.

Concentration Risk

Approximately 84 percent of the Company’s Employees are unionized and are covered by collective-bargaining agreements. The Company's last open collective-bargaining labor contract subject to Section 6 of the Railway Labor Act was ratified in December 2024, and all of the Company's collective-bargaining labor contracts are closed until October 2026 when the next labor contract becomes amendable, subject to any early opening of renegotiations.

The Company attempts to minimize its concentration risk with regards to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security or money market fund.

As of December 31, 2025, the Company operated an all-Boeing fleet, all of which are variations of the Boeing 737. The Boeing 737 MAX aircraft ("MAX") are crucial to the Company’s growth plans and fleet modernization initiatives. Boeing has in the past experienced, and may continue to experience, delays in fulfilling its commitments with regards to delivery of the -8 to the Company as a result of manufacturing challenges. Further, the Company's contractual delivery schedule for the Boeing 737-7 ("-7") is dependent on the FAA issuing required certifications

Notes to Consolidated Financial Statements
and approvals to the Boeing Company ("Boeing") and the Company. The FAA will ultimately determine the timing of the -7 certification and entry into service, and the Company therefore offers no assurances that current estimations and timelines are correct.

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

The Company has historically entered into agreements with some of its co-brand, payment, and loyalty partners that contain exclusivity aspects which place certain confidential restrictions on the Company from entering into certain arrangements with other payment and loyalty partners. These arrangements generally extend for the terms of the agreements, none of which extend beyond October 31, 2031, as of December 31, 2025. Some of these agreements automatically renew on an annual basis, unless either party objects to such extension. In 2025, the Company reached an amended co-brand agreement with JPMorgan Chase Bank USA, N.A. ("Chase")—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned seating and premium seating initiative, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. None of these agreements are more than 10 years in length. The Company believes the financial benefits generated by the exclusivity aspects of these arrangements outweigh the risks involved with such agreements.

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

Financial information and annual operational plans and forecasts are prepared and reviewed by the CODM at the consolidated level. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on Net income. Significant expenses that are regularly provided to the CODM for the Company's one reportable segment are presented in the Consolidated Statement of Income and are included within the operational measure of Net income. There are no additional significant expenses beyond the Consolidated Statement of Income provided to the CODM on a recurring basis. When making operational decisions, the CODM

Notes to Consolidated Financial Statements
is indifferent to the results on a geographic region basis. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results, such as deciding whether to reinvest profits into parts of the entity, including fleet and network planning, or for other general Corporate purposes, such as shareholder returns.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Item 8. Financial Statements.

2. NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On September 18, 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is evaluating this new standard but does not expect it to have a significant impact on its financial statement disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard increases transparency and decision usefulness of income tax disclosures for investors by requiring information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard requires entities to provide enhanced disclosures related to the income tax rate reconciliation and income taxes paid. This standard is effective for all entities that are subject to Topic 740, Income Taxes for annual periods beginning after December 15, 2024, but early adoption is permitted. The Company adopted this standard as of January 1, 2025, utilizing the retrospective application as permitted in the standard and has included all required disclosures within this Form 10-K for the year ended December 31, 2025. See Note 14 for further information on the Company's income taxes.

3. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in millions except per share amounts). Basic net income per share is calculated by dividing net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. An immaterial number of shares related to the Company's restricted stock units were excluded from the denominator for the fiscal years ended December 31, 2024 and 2023 because inclusion of such shares would be antidilutive. There were no antidilutive restricted stock units for the fiscal year ended December 31, 2025. During second quarter 2025, the Company's remaining balance of 1.25 percent Convertible Senior Notes due 2025 (the "Convertible Notes") of

Notes to Consolidated Financial Statements
$1.6 billion was repaid, settling both principal and accrued interest. Since they were outstanding for a portion of the period prior to repayment, the Convertible Notes had a weighted-average dilutive impact on the net income per share calculation for the year ended December 31, 2025.

	Year ended December 31,
	2025	2024	2023
NUMERATOR:
Net income	$441	$465	$465
Add: Interest expense (a)	6	20	19
Deduct: Unrealized mark-to market adjustment on forward contract (a)(b)	(5)	—	—
Net income attributable to common stockholders	$442	$485	$484

DENOMINATOR:
Weighted-average shares outstanding, basic	540	598	595
Dilutive effects of convertible notes	15	43	43
Dilutive effect of restricted stock units	3	2	2
Adjusted weighted-average shares outstanding, diluted	558	643	640

NET INCOME PER SHARE:
Basic	$0.82	$0.78	$0.78
Diluted	$0.79	$0.76	$0.76
(a) Net of profitsharing benefit and income taxes
(b) See Note 8 for further information

4. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has contractual obligations and commitments primarily with regard to future purchases of aircraft, repayment of debt (see Note 6), and lease arrangements (see Note 7). During the year ended December 31, 2025, the Company entered into supplemental agreements with Boeing relating to its contractual order book for -7 and -8 aircraft. The Company's contractual order book with Boeing for -7 and -8 aircraft, which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received 55 -8 aircraft deliveries from Boeing in 2025 and retired 48 -700 aircraft and seven -800 aircraft, including the sale of five -800 aircraft. During fourth quarter 2025, the Company exercised six -7 options for delivery in 2027, converted one 2025 -7 firm order into a 2025 -8 firm order, and converted 12 2026 -7 firm orders into 2026 -8 firm orders.

Boeing continues to experience delays in fulfilling its commitments with regards to delivery of MAX aircraft to the Company and delays in achieving FAA certification of one of its new aircraft types, the -7, for which Southwest expects to be the launch customer. During 2025, as a result of Boeing's ongoing delivery delays, the Company conservatively re-planned its capacity and delivery expectations for 2026. The Company will continue to closely monitor the ongoing aircraft delivery delays with Boeing and adjust expectations as needed.

Based on the Company's current agreement with Boeing, capital commitments associated with its firm orders as of December 31, 2025 were:

(in billions)	2026		2027	2028	2029	2030	2031	Total
Payments for capital commitments	$4.2	(a)	$2.7	$2.7	$2.5	$1.5	$1.2	$14.8

Notes to Consolidated Financial Statements
(a) Capital commitments associated with the Company's firm orders in 2026 of $4.2 billion include approximately $2.5 billion primarily related to the existing scheduled 86 MAX aircraft to be delivered in 2026 and $1.7 billion related to 81 MAX aircraft (27 -7s and 54 -8s) that were contractually committed for 2024 and 2025, but were not received.
In addition, subsequent to December 31, 2025, and through February 5, 2026, the Company exercised four -7 options for delivery in 2027, resulting in an increase of the Company's 2027 capital commitments to $2.8 billion.

Los Angeles International Airport

In April 2023, the Company executed a lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates Los Angeles International Airport ("LAX"), for the ground lease and construction of a new concourse. In this agreement, the Company will manage the development, design, financing, and construction of nine new gates, along with additional features, at LAX. Construction of the concourse is estimated to not exceed $2.3 billion. During 2024, the Company's leadership met with LAWA and agreed to pause the project, with plans to restart it in 2026. The Company expects to commence construction in 2028 with construction to be completed in 2032.

Funding for this project will flow through a credit facility and the outstanding loans are expected to be paid off directly by LAWA to the credit facility at project completion, thus reimbursing the Company on all costs drawn on the credit facility. As of December 31, 2025, the credit facility has yet to be put into place and is expected to be established closer to the beginning of construction in 2028. The Company is expected to be reimbursed by the credit facility on prior payments made once in place.

Based on this agreement, the Company has determined that it does have control over the assets during this project for accounting purposes. As a result, the costs incurred to fund this project thus far, which totaled $88 million as of December 31, 2025, are included within Assets constructed for others on the accompanying Consolidated Balance Sheet.

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

Based on the MOA, as well as an amendment to the terminal lease agreement signed in August 2023, the Company has determined that it does not control the assets during the construction period for accounting purposes, and thus is recording the amounts funded for the project as a receivable until reimbursed by the City, at which time the balance is derecognized. A balance of $88 million was reflected within Accounts and other receivables in the accompanying Consolidated Balance Sheet as of December 31, 2025.

Contingencies

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

The Company is a defendant in class action litigation asserting it has not provided paid short-term military leave to certain Employees, in violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”). The United States District Court for the Northern District of California previously issued an order to

Notes to Consolidated Financial Statements
effectively stay the action, pending an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in favor of an airline in a separate case involving substantially the same claims at issue in this action. On February 1, 2023, the Ninth Circuit reversed the district court’s grant of summary judgment and remanded the separate airline case to the District Court. The Ninth Circuit’s decision may adversely affect the Company’s defenses in the USERRA proceeding and may give rise to additional litigation in this or other areas. On October 29, 2024, the Company filed a motion to decertify the class. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement. On September 25, 2025, plaintiffs filed a motion for preliminary approval of the settlement class. The settlement includes an $18.5 million settlement fund and prospective relief that includes a differential pay benefit for up to 10 days of military leave per year, which will remain in place for at least five years once initiated. On December 11, 2025, the Court granted preliminary approval of the settlement and set the final approval hearing for May 14, 2026. The proposed settlement is fully accrued as of December 31, 2025.

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following table provides the components of Passenger revenue recognized for the years ended December 31, 2025, 2024, and 2023:

Notes to Consolidated Financial Statements

	Year ended December 31,
(in millions)	2025	2024	2023
Passenger non-loyalty	$20,441	$20,467	$19,073
Passenger loyalty - air transportation	3,259	3,484	3,639
Passenger ancillary sold separately	1,835	1,029	925
Total passenger revenues	$25,535	$24,980	$23,637

Passenger non-loyalty includes all revenues recognized from Passengers for flights purchased primarily with credit card. Passenger loyalty - air transportation primarily consists of the revenue associated with award flights taken by loyalty program Members upon redemption of loyalty points. Passenger ancillary sold separately includes any revenue associated with ancillary fees charged separately, such as in-flight purchases, baggage fees, EarlyBird Check-In®, and Upgraded Boarding.

In order to determine the value of each loyalty point in a flight transaction, certain assumptions must be made at the time of measurement, which include the following:

•Allocation of Passenger Revenue - Revenues from Passengers, related to travel, who also earn Rapid Rewards points have been allocated between flight (recognized as revenue when transportation is provided) and loyalty (deferred until points are redeemed) based on each obligation’s relative stand-alone selling price. The Company utilizes historical earning patterns to assist in this allocation.
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

The Company allocates consideration received to performance obligations based on the relative fair value of those obligations. The Company maintains a decades-long relationship with and has a co-branded credit card agreement (“Co-brand Agreement”) with Chase, through which the Company sells loyalty points and certain marketing components, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, the use of the Company’s resource team, and other airline benefits. In 2025, the Company and Chase amended the Co-brand Agreement—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned seating and premium seating initiative, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. For each change to the Co-brand Agreement, the Company estimated the selling prices and volumes over the term of the Co-brand Agreement in order to determine the allocation of proceeds to each of the three performance obligations identified in the Co-brand Agreement, which have been characterized as a transportation component, a marketing component, and an airline benefits component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Co-brand Agreement. The Company records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered, the marketing elements are recognized as Other revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase, and the airline benefits are recognized primarily within Passenger revenue when those performance obligations are satisfied. As a result of the 2025 amendments to the Co-brand Agreement, a larger portion of the Company’s co-brand credit card benefits from Chase are now being classified within Passenger revenues.

Notes to Consolidated Financial Statements

For points that are expected to remain unused, the Company recognizes breakage in proportion to the pattern of points used by the Customer, which approximates the average period over which the population of Rapid Reward Members redeem their points. The Company utilizes historical behavioral data to develop a predictive statistical model to analyze the amount of expected breakage for points sold to business partners and earned through flight. The Company continues to evaluate expected breakage annually and applies appropriate adjustments in the fourth quarter of each year, or other times, if significant changes in Customer behavior are detected. Changes to breakage estimates impact revenue recognition prospectively. Due to the size of the Company’s liability for loyalty benefits, changes in Customer behavior and/or expected future redemption patterns could result in significant variations in Passenger revenue.

As performance obligations to Customers are satisfied, the related revenue is recognized. The events that result in revenue recognition that are associated with performance obligations identified as a part of the Rapid Rewards loyalty program are as follows:

•Tickets and Rapid Rewards Points - When a flight occurs, the related performance obligation is satisfied and the related value provided by the Customer, whether from purchased tickets, Rapid Rewards points, or a combination thereof, is recognized as Passenger revenue.
•Loyalty Points Redeemed for Goods and/or Services Other Than Travel - Rapid Rewards Members have the option to redeem points for goods and services offered through a third-party vendor, who acts as principal. The performance obligation related to the purchase of these goods and services is satisfied when the good and/or service is delivered to the Customer as a component of Other revenue.
•Marketing Royalties - As part of its Co-brand Agreement with Chase, Southwest provides certain deliverables, including use of the Southwest Airlines’ brand, access to Rapid Rewards Member lists, advertising elements, and the Company’s resource team. These performance obligations are satisfied each month that the Co-brand Agreement is active and are recognized as a component of Other revenue.
•Travel-Related Services - Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight, including checked baggage, seat, and other on-board benefits. The Company recognizes Passenger revenue for these services when the related transportation service is provided.

As of the years ended December 31, 2025 and 2024, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	December 31, 2025	December 31, 2024
Air traffic liability - passenger travel and ancillary passenger services	$2,830	$3,393
Air traffic liability - loyalty program	4,334	4,849
Total Air traffic liability	$7,164	$8,242

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are reflected net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the years ended December 31, 2025 and 2024 were as follows (in millions):

Notes to Consolidated Financial Statements

	Year ended December 31,
	2025	2024
Air traffic liability - loyalty program - beginning balance	$4,849	$4,916
Amounts deferred associated with points awarded	2,862	3,532
Revenue recognized from points redeemed - Passenger	(3,259)	(3,484)
Revenue recognized from points redeemed - Other	(118)	(115)
Air traffic liability - loyalty program - ending balance	$4,334	$4,849

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of December 31, 2025 and 2024 were as follows (in millions):

	Year ended December 31,
(in millions)	2025	2024
Air traffic liability - beginning balance	$8,242	$8,279
Current period sales (a)	24,187	25,057
Revenue from amounts included in contract liability opening balances	(5,212)	(5,082)
Revenue from current period sales	(20,053)	(20,012)
Air traffic liability - ending balance	$7,164	$8,242
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

On July 28, 2022, the Company announced that all existing Customer flight credits as of that date, as well as any future flight credits issued, no longer expire and will thus remain redeemable by Customers. The Company’s balance of existing Customer flight credits as of the modification date was approximately $1.9 billion, including a portion of the extended flight credits issued during the early portion of the COVID-19 pandemic. The Company determined a $116 million reversal of a portion of prior breakage revenue was warranted for the twelve months ended December 31, 2024. This was due to continued redemptions for flight credits issued prior to the modification date during 2024 as well as projected redemptions at that time. This change in breakage revenue, and the corresponding impact to passenger revenue, is considered a change in estimate (see Note 1 for further information).

On May 28, 2025, the Company implemented a change to its flight credit policy. Flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will have a specified expiration date of one year or less, depending on the type of fare purchased. Flight credits issued between July 28, 2022, and May 28, 2025, including any future issuances associated with bookings made prior to the policy change on May 28, 2025, do not have an expiration date. The Company also began to issue vacation travel credits for cancelled bookings resulting from the launch of the new Getaways by Southwest™ ("Getaways") product, and these credits will have an 18-month expiration period from original booking date. As the Company believes that a portion of Customer travel credits (both flight credits and Getaways travel credits) issued will not be redeemed, it estimates and records breakage associated with such amounts.

The amount of Customer flight credits represents approximately 5 percent and 8 percent of the total Air traffic liability balance as of December 31, 2025, and December 31, 2024, respectively.

Recognition of revenue associated with the Company’s loyalty liability can be difficult to predict, as the number of award seats available to Members is not currently restricted and Members could choose to redeem their points at any time that a seat is available. The performance obligations classified as a current liability related to the Company’s loyalty program were estimated based on expected redemptions utilizing historical redemption patterns, and forecasted flight availability and fares. The entire balance classified as Air traffic liability-noncurrent relates to loyalty points that were estimated to be redeemed in periods beyond the twelve months following the representative balance sheet date. Based on historical experience as well as current forecasted redemptions, the Company expects the majority of loyalty points to be redeemed within approximately one year of the date the points are issued. The

Notes to Consolidated Financial Statements
Company's policy change on flight credit expirations for any reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will generally have satisfied the performance obligation duration of twelve months or less. For all other flight credits created under the prior policy, the Company currently does not expect the amount of flight credits that will be redeemed beyond twelve months to be material as a percentage of the Air traffic liability as of the financial statement date.

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

The Company recognized revenue related to the marketing, advertising, and other travel-related benefits of the cash flows associated with various loyalty partner agreements including, but not limited to, the Co-brand Agreement with Chase, the majority of which is within Other operating revenues. For the years ended December 31, 2025, 2024, and 2023 the Company recognized $2.6 billion, $2.2 billion, and $2.1 billion, respectively. The increase in revenue recognized in 2025 was primarily driven by immediate recognition of a larger portion of revenues (and thus lower revenue deferred) associated with the Company's aforementioned co-brand agreement with Chase from 2025 modifications to the agreement, which has also resulted in a lower balance in Air traffic liability as of December 31, 2025, as compared to the prior year.

The Company is also required to collect certain taxes and fees from Customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes and fees include foreign and U.S. federal transportation taxes, federal security charges, and airport passenger facility charges. These items are collected from Customers at the time they purchase their tickets, are excluded from the contract transaction price, and are therefore not included in Passenger revenue. The Company records a liability upon collection from the Customer and relieves the liability when payments are remitted to the applicable governmental agencies.

Notes to Consolidated Financial Statements
6. FINANCING ACTIVITIES

(in millions)	Maturity Dates	December 31, 2025	December 31, 2024
Unsecured
1.25% Convertible Notes	2025	—	1,611
3.00% Notes	2026	300	300
7.375% Debentures	2027	104	107
3.45% Notes	2027	300	300
5.125% Notes	2027	1,727	1,727
4.375% Notes	2028	750	—
2.625% Notes	2030	500	500
1.000% Payroll Support Program Loan	2030	—	976
1.000% Payroll Support Program Loan	2031	—	566
1.000% Payroll Support Program Loan (a)	2031	426	526
5.25% Notes	2035	734	—
Finance leases		78	91
		$4,919	$6,704
Less current maturities		324	1,630
Less debt discount and issuance costs		18	5
		$4,577	$5,069
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent on the fifth anniversary of the loan, which occurs in April 2026.

Senior Unsecured Notes due through 2035

During November 2025, the Company issued $750 million senior unsecured notes due 2035. The notes bear interest at 5.250 percent. Interest is payable semi-annually in arrears on May 15 and November 15. Concurrently, the Company entered into a fixed-to-floating interest rate swap to convert the interest on these unsecured notes to a floating rate until their maturity. See Note 10 for further information on the interest-rate swap agreement. Additionally, the Company issued $750 million senior unsecured notes due 2028. The notes bear interest at 4.375 percent. Interest is payable semi-annually in arrears. The Company expects to use the net proceeds from this offering for general corporate purposes, which may include, but are not limited to, repayment or redemption of indebtedness or other corporate obligations.

During 2020, the Company issued $2.0 billion of unsecured notes due 2027, of which $1.3 billion was issued June 8, 2020 (the “$1.3 billion 2027 Notes”) and $700 million was issued July 31, 2020 (the “$700 million 2027 Notes”). The notes bear interest at 5.125 percent. Interest is payable semi-annually in arrears. The $700 million 2027 Notes were offered as an additional issuance of the Company’s $1.3 billion 2027 Notes issued on June 8, 2020. The Company made early prepayments on the notes of $273 million throughout 2022, utilizing available cash on hand.

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

Convertible Notes due 2025

Notes to Consolidated Financial Statements

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

The Company recognized interest expense associated with the Convertible Notes as follows:

(in millions)	December 31, 2025	December 31, 2024
Non-cash amortization of debt issuance costs	$3	$10
Contractual coupon interest	7	20
Total interest expense	$10	$30

The unamortized debt issuance costs were recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were required to be accelerated immediately upon conversion or repurchases. The Company had no changes to contingencies with regards to the Convertible Notes through the settlement date, May 1, 2025.

Payroll Support Program Loans due through 2031

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

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued promissory notes in favor of Treasury (each initially classified as a component of Long-term debt less current maturities in the unaudited Condensed Consolidated Balance Sheet). The note associated with the PSP1 Payroll Support Program was originally due in April 2030 but was redeemed early on April 17, 2025, in the amount of $976 million. The note associated with the PSP2 Payroll Support Program was originally due in January 2031 but was redeemed early on December 29, 2025, in the amount of $566 million. The note associated with the PSP3 Payroll Support Program is due in April 2031. On December 30, 2025, the Company made a partial prepayment on the note associated with the PSP3 Payroll Support Program in the amount of $100 million. All payments were made utilizing available cash on hand.

On the day after the fifth anniversary of the note associated with the PSP3 Payroll Support Program during April 2026, the applicable interest rate is scheduled to change to SOFR plus two percent.

Revolving Credit Facility

As of December 31, 2025, the Company has access to $1.5 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028, reflecting the Company's exercise of the accordion feature to increase the size of the facility on July 22, 2025. For the twelve months ended December 31, 2025 and 2024 there were no amounts outstanding under the Amended Credit Agreement.

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

Notes to Consolidated Financial Statements

The facility contains a financial covenant requiring a minimum coverage ratio of adjusted pre-tax income to fixed obligations, as defined. As of December 31, 2025, the Company was in compliance with this covenant and all other covenants in the Amended Credit Agreement.

The Company is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business. Although the letters of credit are an off-balance sheet item, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheet. Outstanding letters of credit totaled $272 million as of December 31, 2025.

The Company had no assets pledged as collateral for its borrowings as of December 31, 2025.

Maturities

As of December 31, 2025, aggregate annual principal maturities of debt and finance leases (not including amounts associated with interest on finance leases) are as follows:

(in millions)
2026	$321
2027	2,150
2028	766
2029	11
2030	504
Thereafter	1,177
Total	$4,929

7. LEASES

The Company enters into leases for aircraft, property, and other types of equipment in the normal course of business. As allowed under ASC 842, Leases, the Company has elected a practical expedient to exclude from recognition lease assets and lease liabilities associated with leases that have an initial term of twelve months or less. Such expense was not material for the twelve months ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, the Company held aircraft leases with remaining terms extending up to eight years. The aircraft leases generally can be renewed for three months to three years at rates based on the fair market value at the end of the lease term. Residual value guarantees included in the Company's lease agreements are not material. The lease return costs incurred by the Company for returns completed in 2025 were $33 million, recognized as a component of Other operating expenses but were not material for all other periods presented.

In fourth quarter 2024, the Company entered into an agreement with UMB Bank, N.A. ("UMB Bank") involving the sale of 36 of the Company’s -800 aircraft that qualified as sale-leaseback arrangements under applicable accounting guidance. Of the 36 -800 sale-leasebacks, 35 were executed in fourth quarter 2024 and one was executed in first quarter 2025. The Company sold the 35 -800 aircraft in fourth quarter 2024 to UMB Bank for $871 million, then immediately leased the aircraft back for approximately two to three years. In first quarter 2025, the Company sold one -800 aircraft to UMB Bank for $24 million, then immediately leased the aircraft back for approximately three years. As such, 36 aircraft were de-recognized from Property and equipment at their remaining net book values at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases, and thus are now reflected as part of the Company’s Operating lease right-of-use assets and operating lease liabilities in the accompanying Consolidated Balance Sheet. The -800 sale-leaseback transaction resulted in a recognized gain of $92 million and operating lease right-of-use assets and liabilities of $319 million in fourth quarter 2024 and resulted in a recognized gain of $3 million and operating lease right-of-use assets and liabilities of $9 million in first quarter

Notes to Consolidated Financial Statements
2025. These gains were reflected within Other operating expenses, net in the accompanying Consolidated Statement of Comprehensive Income.

Throughout 2024, the Company entered into agreements with third parties to purchase two -700 aircraft, both of which were already in the Company's fleet under finance lease terms, one -800 aircraft, and the airframe of one -800 aircraft, both of which were already in the Company's fleet under operating lease terms. The Company paid the lessors $45 million in 2024, of which $3 million was recorded as the elimination of the Company's remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows and $2 million was recorded as the elimination of the Company's remaining operating lease obligation for the aircraft, and which was also reflected within Changes in Other noncurrent assets in the accompanying Consolidated Statement of Cash Flows. The remaining $40 million was the net purchase price of the aircraft and is included as part of the Company's Capital expenditures for 2024. There was no gain or loss recorded as a result of these transactions. As of December 31, 2025, the Company has 82 operating and 15 finance leased aircraft remaining in its fleet.

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

In first quarter 2023, the Company completed the purchase of eight -700 aircraft from an aircraft sale agreement with AerCap Ireland Limited (“AerCap”) to purchase a total of 39 -700 aircraft, all of which were already in the Company's fleet under finance lease terms. The Company completed the purchase of the other 31 of these aircraft during fourth quarter 2022. The Company paid the lessor 88 million in first quarter 2023 as part of this transaction, of which $50 million was recorded as the elimination of the Company’s remaining finance lease obligation for the aircraft, and which was also reflected within Payments of long-term debt and finance lease obligations in the accompanying Consolidated Statement of Cash Flows. The remaining $38 million was the net purchase price of the aircraft and is included as part of the Company’s Capital expenditures for first quarter 2023. There was no gain or loss recorded as a result of these transactions.

At each airport where the Company conducts flight operations, the Company has lease agreements, generally with a governmental unit or authority, for the use of airport terminals, airfields, office space, cargo warehouses, gates, and/or maintenance facilities. These leases are classified as operating lease agreements and have remaining lease terms extending up to 35 years. Certain leases can be renewed from one year to 11 years. The majority of the airport terminal leases contain certain provisions for periodic adjustments to rates that depend upon airport operating costs or use of the facilities, and are reset at least annually. Because of the variable nature of these rates, these leases are not recorded as a right-of-use asset or a lease liability on the Consolidated Balance Sheet.

The Company also leases certain technology assets, fuel storage tanks, and various other equipment that qualify as leases under the applicable accounting guidance with lease terms extending up to five years. Certain leases can be renewed to one year.

Notes to Consolidated Financial Statements
Lease-related assets and liabilities recorded on the Consolidated Balance Sheet were as follows:

(in millions)	Balance Sheet location	December 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets (net)	$1,089	$1,369
Finance	Property and equipment (net of allowance for depreciation and amortization of $440 million and $452 million)	82	102
Total lease assets		$1,171	$1,471

Liabilities
Current
Operating	Current operating lease liabilities	$312	$328
Finance	Current maturities of long-term debt	25	22
Noncurrent
Operating	Noncurrent operating lease liabilities	768	1,031
Finance	Long-term debt less current maturities	53	69
Total lease liabilities		$1,158	$1,450

The components of lease costs, included in the Consolidated Statement of Income, were as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
Operating lease cost - aircraft (a)	$291	$186	$186
Operating lease cost - other	72	77	89
Short-term lease cost	4	2	2
Variable lease cost	2,130	1,916	1,733
Amortization of finance lease assets	29	35	44
Interest on finance lease liabilities	3	4	5
Total net lease cost	$2,529	$2,220	$2,059
(a) Net of sublease income of $1 million and $7 million for the years ended December 31, 2024 and 2023

Supplemental cash flow information related to leases, included in the Consolidated Statement of Cash Flows, was as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$346	$258	$251
Operating cash flows for finance leases	3	4	5
Financing cash flows for finance leases	22	26	32

Notes to Consolidated Financial Statements

As of December 31, 2025, maturities of lease liabilities were as follows:

(in millions)	Operating leases	Finance leases
2026	$345	$27
2027	248	24
2028	179	17
2029	142	11
2030	86	4
Thereafter	244	1
Total lease payments	$1,244	$84
Less imputed interest	(164)	(6)
Total lease obligations	$1,080	$78
Less current obligations	(312)	(25)
Long-term lease obligations	$768	$53

The table below presents additional information related to the Company's leases:

Weighted average remaining lease term	December 31, 2025	December 31, 2024
Operating leases	6 years	6 years
Finance leases	4 years	4 years

Weighted average discount rate
Operating leases	4.2%	4.1%
Finance leases	4.0%	4.0%

8. COMMON STOCK

The Company has one class of capital stock, its common stock. Holders of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors and are entitled to one vote per share on all matters submitted to a vote of the Shareholders. As of December 31, 2025, the Company had 80 million shares of common stock reserved for issuance pursuant to Employee equity plans (of which 21 million shares had not been granted) through various share-based compensation arrangements. See Note 9 for information regarding the Company's equity plans.

Repurchase of Common Stock

Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in first quarter 2025 (the “First Quarter 2025 ASR Program”), the Company paid $750 million and received an initial delivery of 19,867,550 shares during February 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the First Quarter 2025 ASR Program. This share amount was based on the $30.20 closing price of the Company’s common stock on February 19, 2025. Final settlement of the First Quarter 2025 ASR Program occurred in April 2025 and was based on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period completed in April 2025. Upon settlement, the third-party financial institutions delivered 4,242,267 additional shares of the Company’s common stock to the Company. Upon completion of the First Quarter 2025 ASR Program in April 2025, the average purchase price per share for the 24,109,817 shares repurchased was $31.11.

Under an accelerated share repurchase program entered into by the Company with third-party financial institutions in second quarter 2025 (the “Second Quarter 2025 ASR Program”), the Company paid $1.5 billion and received an initial delivery of 45,300,111 shares during April 2025, representing an estimated 80 percent of the shares to be

Notes to Consolidated Financial Statements
purchased by the Company under the Second Quarter 2025 ASR Program. This share amount was based on the $26.49 closing price of the Company’s common stock on April 25, 2025. Final settlement of the Second Quarter 2025 ASR Program occurred in August 2025 and was based on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period completed in July 2025. Upon settlement, the third-party financial institutions delivered 934,237 additional shares of the Company’s common stock to the Company in July 2025, and 388,662 additional shares of the Company’s common stock to the Company in August 2025. Upon completion of the Second Quarter 2025 ASR Program in August 2025, the average purchase price per share for the 46,623,010 shares repurchased was $32.17.

On July 23, 2025, the Board approved a new $2.0 billion share repurchase authorization of the Company’s common stock. Under an accelerated share repurchase program entered into by the Company with a third-party financial institution in third quarter 2025 (the “Third Quarter 2025 ASR Program”), the Company paid $250 million and received an initial delivery of 6,368,213 shares during September 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Third Quarter 2025 ASR Program. This share amount was based on the $31.39 and $31.43 closing price of the Company’s common stock on September 5, 2025 and September 15, 2025, respectively. Final settlement of the Third Quarter 2025 ASR Program occurred in October 2025 and was based on a discount to the volume-weighted average price per share of the Company’s common stock during a calculation period completed in October 2025. Upon settlement, the third-party financial institution delivered 1,409,551 additional shares of the Company’s common stock to the Company. Upon completion of the Third Quarter 2025 ASR Program in October 2025, the average purchase price per share for the 7,777,764 shares repurchased was $32.14.

Under an accelerated share repurchase program entered into by the Company with a third party financial institution in fourth quarter 2025 (the "Fourth Quarter 2025 ASR Program"), the Company paid $50 million and received an initial delivery of 1,224,740 shares during November 2025, representing an estimated 80 percent of the shares to be purchased by the Company under the Fourth Quarter 2025 ASR Program. This share amount was based on the $32.66 closing price of the Company's common stock on November 10, 2025. Final settlement of the Fourth Quarter 2025 ASR Program occurred in December 2025 and was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in December 2025. Upon settlement, the third party financial institution delivered 106,178 additional shares of the Company’s common stock to the Company. Upon completion of the Fourth Quarter 2025 ASR Program in December 2025, the average purchase price per share for the 1,330,918 shares repurchased was $37.57.

Under a forward contract entered into by the Company with a third-party financial institution in fourth quarter 2025, the Company committed $750 million for an accelerated share repurchase program that was both funded and completed in January 2026 (the "January 2026 ASR Program"). Final settlement of the accelerated share repurchase program was based on a discount to the volume-weighted average price per share of the Company's common stock during a calculation period completed in January 2026. Upon completion of the January 2026 ASR Program in January 2026, the third-party financial institution delivered 17,965,193 shares of the Company’s common stock to the Company at an average purchase price per share repurchased of $41.75. During December 2025, the forward purchase agreement was accounted for as a freestanding financial instrument and was marked to market value through earnings, resulting in an $8 million gain within Other gains/(losses) in the accompanying Consolidated Statement of Income for 2025. This non-cash gain also resulted in the Company recording a current asset of $8 million within Other current assets in the accompanying Consolidated Balance Sheet as of December 31, 2025, which was netted into Treasury stock upon completion of the January 2026 ASR Program in January 2026.

Under an accelerated share repurchase program entered into by the Company with a third party financial institution in January 2026 (the "First Quarter 2026 ASR Program"), the Company paid $400 million and received an initial delivery of 6,597,939 shares during January 2026, representing approximately 80 percent of the shares to be purchased by the Company under the First Quarter 2026 ASR Program. This share amount was based on the $48.50 closing price of the Company's common stock on January 29, 2026. Final settlement of the First Quarter 2026 ASR Program is scheduled to occur by the end of April 2026 and will be based on a discount to the volume-weighted

Notes to Consolidated Financial Statements
average price per share of the Company's common stock during a calculation period to be completed at the time of settlement.

9. STOCK PLANS

Share-based Compensation

The Company accounts for share-based compensation utilizing fair value, which is determined on the date of grant for all instruments. The Consolidated Statement of Income for the years ended December 31, 2025, 2024, and 2023, reflects share-based compensation expense of $99 million, $45 million, and $86 million, respectively. The total tax impact recognized in earnings from share-based compensation arrangements for the years ended December 31, 2025, 2024, and 2023, was not material. As of December 31, 2025, there was $100 million of total unrecognized compensation cost related to share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years. The Company expects substantially all unvested shares associated with time-based restricted stock unit awards to vest.

Restricted Stock Units and Stock Grants

Under the Company’s Amended and Restated 2007 Equity Incentive Plan ("2007 Equity Plan"), which was approved by Shareholders, the Company granted restricted stock units ("RSUs") and performance-based restricted stock units ("PBRSUs") to certain Employees during 2025, 2024, and 2023.

The RSUs are scheduled to vest with respect to one-third of the shares covered thereby annually. Other than in connection with death or disability, vesting is subject to the individual’s continued service as an Employee, Board member, or advisor through the vesting date. However, with respect to the RSUs granted in 2023, 2024, and 2025, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” any outstanding unvested RSUs will remain outstanding as if the individual’s service has not terminated and will continue to vest in accordance with the schedule set forth in the notice of the grant. An individual's termination of service will be considered a "qualified retirement" if (a) the individual has completed at least 10 years of continuous service; (b) the individual’s age plus completed years of continuous service equal at least 65 at the time of the individual’s termination of service; and (c) the individual has not been terminated for cause.

Under the 2023 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero to 200 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC, using an assumed federal tax rate of 24 percent, over the three full fiscal years within the Performance Period (2023, 2024, and 2025), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's Peer Group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

Under the 2024 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero to 200 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC, using an assumed federal tax rate of 24 percent, over the three full fiscal years within the Performance Period (2024, 2025, and 2026), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's Peer Group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of

Notes to Consolidated Financial Statements
PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

Under the 2025 grants, the number of PBRSUs vesting on the vesting date will be interpolated based on the Company's Adjusted ROIC performance, as defined, and ranges from zero to 200 percent of granted PBRSUs, only after a minimum performance level has been achieved. Adjusted ROIC for the Performance Period is the average of the ROIC, using an assumed federal tax rate of 23.5 percent, over the three full fiscal years within the Performance Period (2025, 2026, and 2027), and vesting is also subject generally to the individual’s continued employment or service. However, in the event the Company's average Adjusted ROIC is greater than zero and exceeds the median (i.e., 50th percentile) return on invested capital of certain of the Company's Peer Group of domestic mainline carriers subject to the Securities and Exchange Commission's reporting requirements, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 50 percent. If the Company's relative Adjusted ROIC ranks highest compared to the Company's Peer Group, the minimum number of PBRSUs that will vest, as of the vesting date, will be equal to the grant amount times 100 percent.

Under the 2025 Southwest Even Better ("SEB") grants, the number of PBRSUs vesting on the vesting date will be based on the Company's Adjusted EBIT (as defined) for the years 2026 and 2027 and ranges from zero percent of granted PBRSUs to 200 percent of granted PBRSUs, only after a minimum performance level has been achieved. Vesting is also subject generally to the individual's continued employment.

With respect to PBRSUs granted in 2023, 2024, and 2025, not including the SEB grants, provided that the individual's service has terminated no earlier than 12 months after the date of grant, in the event of a “qualified retirement,” such individual’s PBRSUs will remain outstanding as if the individual’s service has not terminated and will otherwise be settleable in accordance with the notice of grant and applicable terms and conditions; however, the number of shares received upon settlement will be prorated based on the individual’s number of days of service between the date of grant and the end of the performance period.

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

Notes to Consolidated Financial Statements
Aggregated information regarding the Company’s RSUs and PBRSUs is summarized below:

	All Restricted Stock Units
	Units (000)		Wtd. Average Fair Value (per share)
Outstanding December 31, 2022	2,943		$47.97
Granted	1,750	(a)	35.37
Vested	(650)		48.45
Surrendered	(80)		39.69
Outstanding December 31, 2023	3,963		39.97
Granted	4,069	(b)	29.85
Vested	(2,012)		44.38
Surrendered	(133)		32.64
Outstanding December 31, 2024	5,887		33.73
Granted	4,842	(c)	31.38
Vested	(1,437)		36.93
Surrendered	(502)		31.05
Outstanding December 31, 2025	8,790		31.56
(a) Includes 1.1 million PBRSUs
(b) Includes 1.7 million PBRSUs
(c) Includes 2.4 million PBRSUs

In addition, the Company granted approximately 65 thousand shares of unrestricted stock at a weighted average grant price of $31.38 in 2025, approximately 108 thousand shares at a weighted average grant price of $28.77 in 2024, and approximately 73 thousand shares at a weighted average grant price of $30.12 in 2023, to members of its Board of Directors.

A remaining balance of up to 9 million shares of the Company’s common stock may be issued pursuant to grants under the 2007 Equity Plan.

Employee Stock Purchase Plan

Under the Amended and Restated 1991 Employee Stock Purchase Plan ("ESPP"), which has been approved by Shareholders, the Company is authorized to issue up to a remaining balance of 12 million shares of the Company’s common stock to Employees of the Company. These shares may be issued at a price equal to 90 percent of the market value at the end of each monthly purchase period. Common stock purchases are paid for through periodic payroll deductions.

The following table provides information about the Company’s ESPP activity during 2025, 2024, and 2023:

Employee Stock Purchase Plan
			(a)
	Total number		Weighted-average
	of shares	Average	fair value of each
	purchased	price paid	purchase right
Year ended	(in thousands)	per share	under the ESPP
December 31, 2023	1,972	$27.46	$3.05
December 31, 2024	2,227	$26.38	$2.93
December 31, 2025	2,101	$28.54	$3.17
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

For the purpose of evaluating its net cash spend for jet fuel and for forecasting its future estimated jet fuel expense, the Company has historically evaluated its hedge volumes strictly from an "economic" standpoint and thus did not consider whether the hedges had qualified or would qualify for hedge accounting. The Company defined its "economic" hedge as the net volume of fuel derivative contracts held, including the impact of positions that were offset through sold positions, regardless of whether those contracts qualified for hedge accounting.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. This resulted in the derecognition of all remaining related hedge assets in the Consolidated Balance Sheet. The cash proceeds from this transaction totaled approximately $40 million, which will reduce future premium costs. Subsequent to this termination, approximately $96 million that was previously expended on hedge positions in prior periods was reclassified from AOCI and recognized as an increase to Fuel and oil expense within the Consolidated Statement of Income during 2025, all of which is characterized as premium expense from terminated fuel hedging positions. As of December 31, 2025, approximately $137 million remained in AOCI related to these closed positions. This balance in AOCI, which does not include any tax impact, will also be characterized as premium expense and similarly reclassified as an increase to Fuel and oil expense in future periods when the originally forecasted transactions occur (through the end of 2027), and is net of the impact of the cash proceeds from the hedge terminations. See Note 12 for additional information on AOCI.
Historically, upon proper qualification, the Company accounted for its fuel derivative instruments as cash flow hedges. Qualification was re-evaluated quarterly, and all periodic changes in fair value of the derivatives designated as hedges were recorded in AOCI until the underlying jet fuel was consumed. See Note 12.

If a derivative initially did not qualify or ceased to qualify for hedge accounting, any change in the fair value of derivative instruments since the last reporting period was recorded in Other (gains) losses, net in the Consolidated Statement of Income in the period of the change; however, any amounts previously recorded to AOCI remained there until such time as the original forecasted transaction occurred, at which time these amounts were reclassified to Fuel and oil expense.

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

Notes to Consolidated Financial Statements
All cash flows associated with purchasing and selling fuel derivatives (including terminations) are classified as Other operating cash flows in the Consolidated Statement of Cash Flows. The following table presents the location of all assets and liabilities associated with the Company’s derivative instruments within the Consolidated Balance Sheet:

		Asset derivatives		Liability derivatives
	Balance Sheet	Fair value at	Fair value at	Fair value at	Fair value at
(in millions)	location	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Derivatives designated as hedges (a)
Fuel derivative contracts (gross)	Prepaid expenses and other current assets	$—	$22	$—	$—
Fuel derivative contracts (gross)	Other assets	—	108	—	—
Interest rate derivative contracts	Other noncurrent liabilities	—	—	16	—
Total derivatives designated as hedges		$—	$130	$16	$—
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

All of the Company's prior period fuel derivative instruments and current period interest rate swaps are subject to agreements that follow the netting guidance in the applicable accounting standards for derivatives and hedging. The types of derivative instruments the Company determined were subject to netting requirements in the accompanying Consolidated Balance Sheet are those in which the Company paid or received cash for transactions with the same counterparty and in the same currency via one net payment or receipt. For cash collateral held by the Company or provided to counterparties, the Company netted such amounts against the fair value of the Company's derivative portfolio by each counterparty. The Company elected to utilize netting for its prior period fuel derivative instruments and also classified such amounts as either current or noncurrent, based on the net fair value position with each of the Company's counterparties in the Consolidated Balance Sheet.

The Company had the following recognized financial assets and financial liabilities resulting from those transactions that meet the scope of the disclosure requirements as necessitated by applicable accounting guidance for balance sheet offsetting:

Notes to Consolidated Financial Statements

Offsetting of derivative assets
(in millions)
		(i)	(ii)	(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2025			December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheet	Net amounts of assets presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	$—	$22	$(4)	$18
Fuel derivative contracts	Other assets	$—	$—	$—	$108	$(18)	$90	(a)
(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

Offsetting of derivative liabilities
(in millions)
		(i)	(ii)		(iii) = (i) + (ii)	(i)	(ii)	(iii) = (i) + (ii)
		December 31, 2025				December 31, 2024
Description	Balance Sheet location	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet		Net amounts of liabilities presented in the Balance Sheet	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheet	Net amounts of liabilities presented in the Balance Sheet
Fuel derivative contracts	Prepaid expenses and other current assets	$—	$—	(a)	$—	$4	$(4)	$—
Fuel derivative contracts	Other assets	$—	$—		$—	$18	$(18)	$—	(a)
Interest rate derivative contracts	Other noncurrent liabilities	$16	$—		$16	$—	$—	$—

(a) The net amounts of derivative assets and liabilities are reconciled to the individual line item amounts presented in the Consolidated Balance Sheet in Note 15.

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments, including terminations, within the Consolidated Statement of Income for the years ended December 31, 2025 and 2024:

Location and amount recognized in income on cash flow hedging relationships
	Year ended December 31, 2025			Year ended December 31, 2024
(in millions)	Fuel and oil		Other operating expenses	Fuel and oil	Other operating expenses
Total	$145		$6	$72	$8

Loss on cash flow hedging relationships
Commodity contracts:
Amount of loss reclassified from AOCI into income	145	(a)	—	72	—
Other:
Amount of loss reclassified from AOCI into income	—		6	—	8
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated.

Derivatives designated and qualified in cash flow hedging relationships
	(Gain) Loss recognized in AOCI on derivatives, net of tax
	Year ended
	December 31,
(in millions)	2025	2024
Fuel derivative contracts	$69	$99

Derivatives not designated as hedges
	(Gain) Loss recognized in income on derivatives

	Year ended
	December 31,		Location of (gain) loss recognized in income on derivatives
(in millions)	2025	2024
Fuel derivative contracts	$—	$34	Other (gains) losses, net

The Company also recorded expenses associated with net premiums paid for fuel derivative contracts that settled/expired and/or terminated during 2025, 2024, and 2023. Gains and/or losses associated with fuel derivatives that qualified for hedge accounting were ultimately recorded to Fuel and oil expense. Gains and/or losses associated with fuel derivatives that did not qualify for hedge accounting were recorded to Other (gains) losses, net. The following table presents the expense impacts and their location within the Consolidated Statement of Income during the period the contracts settled or were scheduled to settle:

Notes to Consolidated Financial Statements

	Expense recognized in income on derivatives

	Year ended December 31,			Location of expense recognized in income on derivatives

(in millions)	2025	2024	2023
Fuel derivative contracts designated as hedges	$145	$148	$121	Fuel and oil
Fuel derivative contracts not designated as hedges	$—	$9	$—	Other (gains) losses, net

Interest Rate Derivatives

The Company is at times party to certain interest rate swap agreements that are accounted for as either fair value hedges or cash flow hedges, as defined in the applicable accounting guidance for derivative instruments and hedging. The Company did not have any interest rate swap agreements designated as cash flow hedges during the periods presented. During the periods presented, the Company's interest rate swap agreements qualify for the "shortcut" or "critical terms match" methods of accounting for hedges, which dictate that the hedges were assumed to be perfectly effective at origination and, thus, there was no ineffectiveness to be recorded in the Consolidated Statement of Income.

During fourth quarter 2025, the Company entered into interest rate swap agreements as a hedge related to its $750 million 5.25% Notes due 2035. See Note 6. The primary objective for the Company's use of this interest rate hedge was to hedge against changes in the fair value of the debt instrument caused by changes in market interest rates, specifically SOFR. The hedge strategy is to eliminate the changes in fair value of the debt by converting the fixed rate interest of the debt to a floating rate. Under these interest rate swap agreements, the Company pays SOFR plus a margin every six months on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes every six months until the date the notes become due. These interest rate swap agreements collectively qualify as a fair value hedge. As a result of the fixed-to-floating interest rate swap agreements in place, the average floating rate recognized during 2025 was approximately 5.44 percent, based on actual and forward rates as of December 31, 2025.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the Consolidated Balance Sheet. Agreements totaling a net liability of $16 million, are fair value hedges, and are classified as components of Other noncurrent liabilities. The corresponding offsetting adjustment related to the net asset (or liability) associated with the Company’s fair value hedges is to Long-term debt less current maturities.

During fourth quarter 2023, the Company terminated $150 million notional value of forward-starting interest rate swap agreements associated with the Company's forecasted issuance of debt. These swap agreements had been classified as cash flow hedges, and all fair market value changes were recorded to AOCI prior to their termination. Following the issuance of the Company's $750 million 5.25% Notes due 2035 in fourth quarter 2025, the deferred gain of $23 million associated with these terminated swaps is now being amortized to Interest expense over the life of the notes.

Credit Risk and Collateral

The Company had no cash collateral posted or received as of December 31, 2025.

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

As of December 31, 2025, the Company held certain items that are required to be measured at fair value on a recurring basis. These consisted of cash equivalents, but at other times the Company also holds short-term investments and available-for-sale securities. The majority of the Company’s cash equivalents and short-term investments consist of instruments classified as Level 1. However, when the Company holds certificates of deposit and time deposits, they are classified as Level 2, due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan and market-based cash balance plan.

During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. The Company’s interest rate derivative instruments and prior period fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Fuel derivative instruments historically consisted solely of option contracts, whereas interest rate derivatives consist solely of swap agreements. See Note 10 for further information on the Company's derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. In prior periods, the Company determined the value of option contracts utilizing an option pricing model based on inputs that are either readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. The option pricing model used by the Company is an industry standard model for valuing options and is a similar model used by the broker/dealer community (i.e., the Company’s counterparties). The inputs to this option pricing model are the option strike price, underlying price, risk free rate of interest, time to expiration, and volatility. Because certain inputs used to determine the fair value of option contracts are unobservable (principally implied volatility), the Company categorized these option contracts as Level 3. Volatility information was obtained from external sources, but was analyzed by the Company for reasonableness and compared to similar information received from other external sources. Holding other inputs constant, an increase (decrease) in implied volatility would have resulted in a higher (lower) fair value measurement, respectively, for the Company’s derivative option contracts. The fair value of option contracts considered both the intrinsic value and any remaining time value associated with those derivatives that had not yet settled. The Company also considered counterparty credit risk and its own credit risk in its determination of all estimated fair values. To validate the reasonableness of the Company’s option pricing model, on a monthly basis, the Company compared its option valuations to third party valuations. However, no significant differences were noted. The Company has consistently applied these valuation techniques in prior periods presented and believes it obtained the most accurate information available for the types of derivative contracts it previously held.

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

Notes to Consolidated Financial Statements
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, and December 31, 2024:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	December 31, 2025	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$2,831	$2,831	$—
Time deposits	400	—	400
Equity securities	457	457	—
Total assets	$3,688	$3,288	$400
Liabilities
Interest rate derivatives (see Note 10)	$(16)	$—	$(16)
(a) Cash equivalents are primarily composed of money market investments.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$7,209	$7,209	$—	$—
Time deposits	300	—	300	—
Short-term investments:
Treasury bills	1,094	1,094	—	—
Certificates of deposit	122	—	122	—
Fuel derivatives:
Option contracts (b)	130	—	—	130
Equity securities	367	367	—	—
Total assets	$9,222	$8,670	$422	$130
(a) Cash equivalents are primarily composed of money market investments and treasury bills.
(b) In the Consolidated Balance Sheet amounts are presented as an asset. See Note 10.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 or 2024. The following tables present the Company’s activity for items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2025 and 2024:

Notes to Consolidated Financial Statements

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2024	$130
Total loss for the period
Included in other comprehensive income	(90)
Proceeds from portfolio termination	(40)
Balance as of December 31, 2025	$—

Fair value measurements using significant unobservable inputs (Level 3)
(in millions)	Fuel derivatives
Balance as of December 31, 2023	$223
Total gains (losses) for the period
Included in earnings	(34)	(a)
Included in other comprehensive income	(130)
Purchases	123	(b)
Settlements	(52)
Balance as of December 31, 2024	$130
The amount of total losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2024	$131
(a) Included in Other (gains) losses, net, within the Consolidated Statement of Income.
(b) The purchase of fuel derivatives is recorded on a gross basis based on the structure of the derivative instrument and whether a contract with multiple derivatives was purchased as a single instrument or separate instruments.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of December 31, 2025, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Maturity date	Carrying value	Estimated fair value	Fair value level hierarchy
3.00% Notes	2026	$300	$297	Level 2
7.375% Debentures	2027	104	108	Level 2
3.450% Notes	2027	300	296	Level 2
5.125% Notes	2027	1,727	1,749	Level 2
4.375% Notes	2028	750	752	Level 2
2.625% Notes	2030	500	465	Level 2
5.250% Notes	2035	734	719	Level 2
1.000% Payroll Support Program Loan (a)	2031	426	433	Level 3
(a) The interest rate will change to Secured Overnight Financing Rate plus two percent in April 2026. See Note 6 for further information.

Notes to Consolidated Financial Statements
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualified for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. See Note 10. A rollforward of the amounts included in AOCI, net of taxes, is shown below for 2025 and 2024:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(135)	$149	$(15)	$1	$—
Changes in fair value	(130)	25	—	25	(80)
Reclassification to earnings	72	(7)	8	(18)	55
Balance at December 31, 2024	$(193)	$167	$(7)	$8	$(25)
Changes in fair value	(89)	(68)	—	37	(120)
Reclassification to earnings	145	7	6	(37)	121
Balance at December 31, 2025	$(137)	$106	$(1)	$8	$(24)
The following table illustrates the significant amounts reclassified out of each component of AOCI for the year ended December 31, 2025:

Year ended December 31, 2025

(in millions)	Amounts reclassified from AOCI	Affected line item in the Consolidated Statement of Income
AOCI components
Unrealized loss on fuel derivative instruments	$145	Fuel and oil expense
	33	Less: Tax expense
	$112	Net of tax
Unrealized loss on defined benefit plan	$7	Other (gains) losses, net
	2	Less: Tax expense
	$5	Net of tax
Other	$6	Other operating expenses
	2	Less: Tax expense
	$4	Net of tax

Total reclassifications for the period	$121	Net of tax

13. EMPLOYEE RETIREMENT PLANS
Defined Contribution Plans

The Company has defined contribution plans covering substantially all Employees. Contributions to these plans are primarily based on Employee elective deferrals as well as their eligible compensation and Company performance. The Company sponsors Employee savings plans under section 401(k) of the Internal Revenue Code of 1986, as amended. The Southwest Airlines Pilots Retirement Saving Plan has non-elective Company contributions. In the Southwest Airlines Co. Retirement Savings Plan (the "Retirement Savings Plan"), non-elective contributions are allowed for certain eligible workgroups that have negotiated such items as part of ratified collective-bargaining

Notes to Consolidated Financial Statements
contracts, Company matching contributions are made for eligible Employees contributing to their 401(k) accounts, and the Company contributes a percentage of its annual net profits, as defined.

Amounts associated with the Company's defined contribution plans expensed in 2025, 2024, and 2023, reflected as a component of Salaries, wages, and benefits, were $1.0 billion, $825 million, and $941 million respectively.

Defined Benefit Plan

In 2024, the Company began offering a market based cash balance defined benefit plan covering eligible Pilots. The Company's funding obligation for the qualified plan is governed by the Employee Retirement Income Security Act of 1974 (ERISA) and any applicable regulations. The plan provides pension credits equal to 1 percent of eligible wages for qualifying participants, which are credited based on in a designated portfolio of equity and fixed income assets. For payroll periods ending on or after January 1, 2026, each pension credit shall be equal to 2 percent of eligible wages for qualifying participants. Participants’ hypothetical account balances reflect interest credits, calculated monthly based on the actual returns (positive or negative) of the designated portfolio. Participants' benefits consist of the sum of the pension credits and the returns (or losses) accrued on the hypothetical invested contributions. Amounts exceeding the limits established under the Internal Revenue Code will be provided through a separate unfunded arrangement or paid in cash. As a defined benefit plan, participants are guaranteed a distribution equivalent to no less than the sum of the original pension credits. For married participants, the default form of payment is a 50 percent qualified joint and survivor annuity payable over the joint lives of the participant and spouse unless the spouse consents to an alternative form. For unmarried participants, the default form is a single life annuity. Other annuity forms may be available as described in the plan document.

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

The following table shows the change in the accumulated market based cash balance plan and postretirement benefit obligations for the years ended December 31, 2025 and 2024:

	Market Based Cash Balance Plan		Postretirement Benefits

	December 31,		December 31,
(in millions)	2025	2024	2025	2024
Accumulated Benefit Obligation at beginning of period	$30	$—	$257	$269
Service cost	32	31	15	16
Interest cost	2	—	15	14
Benefits paid	(1)	—	(18)	(18)
Actuarial (gain) loss	7	(1)	52	(35)
Plan Amendments	—	—	—	11
Accumulated Benefit Obligation at end of period	$70	$30	$321	$257

Fair value of plan assets at beginning of period	31	—	—	—
Actual gain/(loss) on plan assets	6	—	—	—
Employer contributions	35	31	18	20
Benefits paid	$(1)	$—	$(18)	$(20)
Fair value of plan assets at end of period	$71	$31	$—	$—

During 2025, the Company recorded $59 million in combined actuarial losses as an increase to the market based cash balance and postretirement benefit plans with an offset to AOCI. These 2025 actuarial losses are reflected

Notes to Consolidated Financial Statements
above and resulted from changes in certain key assumptions used to determine the Company’s year-end obligation. The assumption change that resulted in the largest portion of the actuarial loss was a decrease in the discount rate used.

Benefits earned under the market based cash balance plan are expected to be paid from funded benefit plan assets, while the postretirement benefits are funded from current assets. The following table shows the estimated future benefit payments expected to be paid:

	Market Based Cash Balance Plan	Postretirement Benefits	Total
(in millions)
2026	$3	$21	$24
2027	6	22	28
2028	10	23	33
2029	16	24	40
2030	20	25	45
Next 5 yrs thereafter	180	151	331

The following table reconciles the funded status of the postretirement benefit plans to the accrued benefit plan cost recognized in Other noncurrent liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2025 and 2024.

(in millions)	2025	2024
Funded status	$(321)	$(256)
Unrecognized net actuarial gain	(120)	(179)
Unrecognized prior service cost	12	13
Accumulated other comprehensive income	108	165
Consolidated Balance Sheet liability	$(321)	$(257)

The consolidated periodic benefit cost for the years ended December 31, 2025, 2024, and 2023 included the following:

	Market Based Cash Balance Plan		Postretirement Benefits
(in millions)	2025	2024	2025	2024	2023
Service cost	$32	$31	$15	$16	$14
Interest cost	2	—	15	14	12
Expected Return on Plan Assets	(2)	—	—	—	—
Amortization of net gain	—	—	(7)	(7)	(10)
Net periodic benefit cost	$32	$31	$23	$23	$16

Service cost is recognized within Salaries, wages, and benefits expense, and all other costs are recognized in Other (gains) losses, net in the Consolidated Statement of Income. Unrecognized prior service cost is expensed using a straight-line amortization of the cost over the average future service of Employees expected to receive benefits under the plans. Actuarial gains are amortized utilizing the minimum amortization method. The following actuarial assumptions were used to account for the Company’s market based cash balance and postretirement plans at December 31, 2025, 2024, and 2023:

Notes to Consolidated Financial Statements

	Market Based Cash Balance Plan		Postretirement Benefits
	2025	2024	2025	2024	2023
Weighted-average discount rate	5.65%	5.25%	5.40%	5.65%	5.20%
Assumed healthcare cost trend rate (a)	n/a	n/a	8.35%	8.15%	6.25%
Weighted average expected long-term rate of return	5.25%	5.25%	n/a	n/a	n/a

(a)The assumed healthcare cost trend rate is expected to be 8.35% for 2026, then decline gradually to 4.5% by 2035 and remain level thereafter.

The selection of a discount rate is made annually and is selected by the Company based upon comparison of the expected future cash flows associated with the Company’s future payments under its consolidated benefit obligations to a yield curve created using high quality bonds that closely match those expected future cash flows.

This rate for postretirement benefits decreased during 2025 due to market conditions. The assumed healthcare trend rate is also reviewed at least annually and is determined based upon both historical experience with the Company’s benefits paid and expectations of how those trends may or may not change in future years.

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

Notes to Consolidated Financial Statements
14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows:

(in millions)	2025	2024
DEFERRED TAX LIABILITIES:
Accelerated depreciation	$3,655	$3,351
Prepaid insurance	329	282
Operating lease right-of-use assets	249	314
Other	99	99
Total deferred tax liabilities	4,332	4,046
DEFERRED TAX ASSETS:
Accrued employee benefits	356	337
Loyalty program and flight credit liability	540	604
Operating lease liabilities	252	319
Net operating losses and tax credits (a)	644	352
Other	260	267
Valuation allowance	(9)	—
Total deferred tax assets	2,043	1,879
Net deferred tax liability	$2,289	$2,167
(a) As of December 31, 2025 and 2024, the Company had approximately $66 million and $56 million, respectively, of state net operating loss carryforwards (tax effected) to reduce future state taxable income. These state net operating loss carryforwards will expire in years 2026 through 2046 if unused. As of December 31, 2025 and 2024, the Company had $504 million and $253 million, respectively, of federal net operating loss carryforwards (tax effected) that may be carried forward indefinitely. As of December 31, 2025 and 2024, the Company had $75 million and $53 million, respectively, of federal research and development tax credit carryforwards subject to expiration beginning in 2043 if unused.

A valuation allowance is recorded when it is more likely than not that some portion of deferred tax assets will not be realized. During 2025, the Company established deferred tax assets related to Texas research and development tax credits. The gross deferred tax asset totaled $13 million, of which approximately $12 million is not expected to be realized based on current projections of taxable income and applicable utilization limitations. Accordingly, as of December 31, 2025, the Company recorded a valuation allowance of approximately $12 million against these assets. The change in the valuation allowance during the year reflects the initial recognition of the deferred tax assets and updated assessments of future utilization.

Foreign pretax income, income tax expense, and income taxes paid were immaterial for all periods presented. As a result, foreign amounts have not been separately disaggregated.

The provision (benefit) for income taxes is composed of the following:

(in millions)	2025	2024	2023
CURRENT:
Federal	$(2)	$—	$(10)
State	2	1	19
Total current	—	1	9
DEFERRED:
Federal	107	108	140
State	15	24	19
Total deferred	122	132	159
Income tax provision	$122	$133	$168

Notes to Consolidated Financial Statements

The following table presents the differences between the Company's income tax provision and the amounts computed at the federal statutory income tax rate, on both a dollar and percentage basis:

(dollars in millions)	2025		2024		2023
U.S. federal statutory tax	$118	21.0%	$126	21.0%	$133	21.0%
State and local income taxes, net of federal income tax effect (1)	13	2.3%	20	3.3%	30	4.7%
Foreign tax effects	—	—%	—	—%	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws	—	—%	—	—%	—	—%
Tax credits
Research and development tax credits	(23)	(4.1)%	(30)	(5.0)%	(14)	(2.2)%
Other credits	(2)	(0.4)%	(3)	(0.4)%	(5)	(0.8)%
Changes in valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items
Per diem	10	1.8%	9	1.5%	8	1.3%
Compensation	8	1.4%	13	2.2%	6	0.9%
DOT settlement	(7)	(1.2)%	(3)	(0.6)%	22	3.6%
Other	6	1.1%	5	0.9%	2	0.2%
Changes in unrecognized tax benefits	—	—%	—	—%	—	—%
Other adjustments	(1)	(0.2)%	(4)	(0.7)%	(14)	(2.2)%
Total income tax provision	$122	21.7%	$133	22.2%	$168	26.5%
(1) State taxes in California, New York City, and Hawaii for 2023; California, Texas, and Hawaii for 2024; and Florida, Maryland, California, Colorado, and Arizona for 2025 represented the majority (greater than 50%) of the tax effect within this category.

The total cash paid for income taxes (net of refunds) is composed of the following:

(in millions)	2025	2024	2023
U.S. federal	$(2)	$(19)	$(96)
State*	1	(2)	9
Total cash paid for income taxes (net of refunds)	$(1)	$(21)	$(87)
* Some jurisdictions met the 5% disaggregation threshold; however, the related amounts were immaterial.

The amount of, and changes to, the Company's uncertain tax positions were not material in any of the periods presented. Additionally, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next 12 months.

The only periods subject to examination for the Company’s federal tax return are tax years 2020, 2024, and 2025. The Company is also subject to various examinations from state and local income tax jurisdictions in the ordinary course of business. These examinations are not expected to have a material effect on the financial results of the Company.

Notes to Consolidated Financial Statements

15. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	December 31, 2025	December 31, 2024
Trade receivables	$98	$47
Credit card receivables	152	143
Business partners	739	573
Taxes receivable	6	11
Fuel hedging and receivables	—	1
Reinsurance receivable and losses recoverable	89	168
Other	65	167
Accounts and other receivables	$1,149	$1,110

(in millions)	December 31, 2025	December 31, 2024
Derivative contracts	$—	$90
Intangible assets, net	296	300
Equity securities	457	367
Prepaid maintenance	299	263
Other	60	61
Other assets	$1,112	$1,081

(in millions)	December 31, 2025	December 31, 2024
Accounts payable trade	$389	$339
Salaries, withholdings and payroll taxes	563	536
Ticket taxes and fees	333	318
Aircraft maintenance payable	45	33
Fuel payable	157	86
Dividends payable	93	107
Third party services	201	176
Other payable	210	223
Accounts payable	$1,991	$1,818

Notes to Consolidated Financial Statements

(in millions)	December 31, 2025	December 31, 2024
Voluntary Separation Program and severance pay	$—	$48
Profit-sharing and savings plans	157	151
Vacation pay	684	657
Health	206	192
Workers compensation	242	178
Property and income taxes	73	53
Interest	27	23
Deferred supplier credits	24	—
Bonus pay	147	208
Reinsurance payable and losses payable	175	249
Aircraft maintenance	85	92
Advances and deposits	142	69
Other	387	286
Accrued liabilities	$2,349	$2,206

(in millions)	December 31, 2025	December 31, 2024
Postretirement obligation	321	256
Other deferred compensation	512	412
Deferred co-brand revenue	429	164
Other	44	77
Other noncurrent liabilities	$1,306	$909

For further information on derivative instruments, see Note 10.

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, and other operating costs, none of which individually exceeded 10 percent of Total operating expenses.

16. RESTRUCTURING

In February 2025, the Company implemented a reduction in its workforce designed to reduce operating costs, increase efficiency, and create a leaner and more agile organization as part of its transformational plan. The workforce reduction of approximately 1,750 Employee roles was focused almost entirely on corporate overhead and leadership positions and represented approximately 15 percent of corporate positions, including senior leadership. Separations were substantially completed by the end of second quarter 2025.

As a result of this workforce reduction, the Company recorded a one-time expense of $62 million in first quarter 2025, which is included on the Consolidated Statement of Income as part of Salaries, wages, and benefits and Other operating expenses. Substantially all of the expense is due to Employee severance payments and related professional fees and was substantially paid in first and second quarter 2025, with no amounts remaining on the Consolidated Balance Sheet as of December 31, 2025. The Company does not expect to incur any material additional costs in connection with this reduction in workforce.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Airlines Co. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2026 expressed an unqualified opinion thereon.

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
As described in Note 5 to the consolidated financial statements, the Company executed an amendment to its co-branded credit card agreement (“Agreement”) with Chase Bank USA, N.A. (“Chase”) in June 2025, through which the Company sells Chase loyalty points, the use of its brand and access to its Rapid Rewards Member lists (“the marketing component”), and certain ancillary benefits for Chase cardholders. The Company estimated the selling prices over the term of the Agreement to determine the allocation of proceeds to the identified performance obligations. The Company estimated the standalone selling price of each of the performance obligations to determine the allocation of proceeds to each of the performance obligations based upon their relative selling prices. The Company applies the relative selling price allocation to the performance obligations in each period through the term of the arrangement.

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

To test the estimated selling price of the marketing component, our audit procedures included, among others, involving a valuation specialist to assist in testing the methodology used to develop the estimated standalone selling price of the marketing component and assessing the reasonableness of the royalty rate used to develop the estimate. Additionally, we assessed the sensitivity of the Company’s recognized revenue to changes in the inputs used to estimate the standalone selling price of the marketing component.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Dallas, Texas
February 5, 2026

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Airlines Co.

Opinion on Internal Control Over Financial Reporting

We have audited Southwest Airlines Co.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Southwest Airlines Co. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 5, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 5, 2026

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The information required by this Item 10 regarding the Company’s directors will be set forth under the heading “Proposal 1 - Election of Directors” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by this Item 10 regarding the Company’s executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

Section 16(a) Compliance

If applicable, the information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act will be set forth under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Corporate Governance

Except as set forth in the following paragraph, the remaining information required by this Item 10 will be set forth under the heading “Corporate Governance” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this Item 11 will be set forth under the headings “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	8,790,499	(1)	$—	(2)	21,327,427	(3)
Equity Compensation Plans not Approved by Security Holders	—		$—		—
Total	8,790,499		$—	(2)	21,327,427

(1)Restricted share units settleable in shares of the Company’s common stock.
(2)Restricted share units discussed in footnote (1) above do not have a weighted average exercise price because the restricted share units do not have an exercise price upon vesting.
(3) Of these shares, (i) 12,126,078 shares remained available for issuance under the Company’s tax-qualified employee stock purchase plan; and (ii) 9,201,349 shares remained available for issuance under the Company’s 2007 Equity Incentive Plan in connection with the exercise of stock options and stock appreciation rights, the settlement of awards of restricted stock, restricted stock units, and phantom shares, and the grant of unrestricted shares of common stock; however, no more than 1,258,442 shares remain available for grant in connection with awards of unrestricted shares of common stock, stock-settled phantom shares, and awards to non-Employee members of the Board. These shares are in addition to the shares reserved for issuance pursuant to outstanding awards included in column (a).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The Company's independent registered public accounting firm is Ernst & Young LLP, Dallas, TX, Auditor Firm ID: 42.

The information required by this Item 14 will be set forth under the heading “Relationship with Independent Auditors” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.2	Southwest Airlines Co. Senior Executive Short Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (File No. 1-7259)). (2)

10.3
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

10.12
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants (incorporated by reference to Exhibit 10.13(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.13
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants (incorporated by reference to Exhibit 10.20(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.14
Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice and Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants associated with Southwest Even Better Awards. (2)

10.15
Form of Performance-Based Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 1-7259)). (2)

10.16
Form of Restricted Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 1-7259)). (2)

10.17
Form of Career Investment Cash Award and Terms and Conditions (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)). (2)

10.18
$1,000,000,000 Revolving Credit Facility Agreement among the Company, the Banks party thereto, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2016 (File No. 1-7259)).

10.19
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

10.20
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

10.21
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

10.22
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

10.23
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

10.24
Purchase Agreement No. 3729 and Aircraft General Terms Agreement, dated December 13, 2011, between The Boeing Company and the Company; Supplemental Agreement No. 1; Supplemental Agreement No. 2; Supplemental Agreement No. 3; Supplemental Agreement No. 4; Supplemental Agreement No. 5; Supplemental Agreement No. 6; Supplemental Agreement No. 7; Supplemental Letter Agreement No. 6-1162-KLK-0059R3; Supplemental Agreement No. 8; Supplemental Agreement No. 9; Supplemental Agreement No. 10; and Supplemental Letter Agreement No. 03729-LA-1808800 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 11 (incorporated by reference to Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 1-7259)); Supplemental Letter Agreement No. 03729-MISC-2001512 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement, dated April 23, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CJM-039 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 1-7259)); Supplemental Agreement No. 12 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Letter Agreement No. 6-1162-CAF-0390R2 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 1-7259)); Supplemental Agreement No. 13 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 14 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 15 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 1-7259)); Supplemental Agreement No. 16 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 17 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 18 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 1-7259)); Supplemental Agreement No. 19 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 1-7259)); Supplemental Agreement No. 20 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)); Supplemental Agreement No. 21 (incorporated by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-7259)); Supplemental Agreement No. 22 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 1-7259)); Supplemental Agreement No. 23 (incorporated by reference to Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 1-7259)); Supplemental Agreement No. 24 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 1-7259). (1)

10.24(a)	Supplemental Letter Agreement No. 03729-LA-2504996 to Purchase Agreement No. 3729, dated December 13, 2011, between The Boeing Company and the Company. (1)

10.25
Payroll Support Program Agreement by and between Southwest Airlines Co. and the United States Department of the Treasury, dated April 20, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-7259)).

10.26
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

10.29(a)
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

SOUTHWEST AIRLINES CO.

February 5, 2026	By	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 5, 2026, on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ ROBERT E. JORDAN	President, Chief Executive Officer, & Vice Chairman of the Board of Directors (Principal Executive Officer)
Robert E. Jordan

/s/ TOM DOXEY	Executive Vice President & Chief Financial Officer (Principal Financial Officer)
Tom Doxey

/s/ J. RYAN MARTINEZ	Senior Vice President Finance & Principal Accounting Officer (Principal Accounting Officer)
J. Ryan Martinez

/s/ DOUGLAS H. BROOKS	Chair of the Board
Douglas H. Brooks

/s/ LISA M. ATHERTON	Director
Lisa M. Atherton

/s/ PIERRE R. BREBER	Director
Pierre R. Breber

/s/ C. DAVID CUSH	Director
C. David Cush

/s/ SARAH E. FEINBERG	Director
Sarah E. Feinberg

/s/ ROBERT L. FORNARO	Director
Robert L. Fornaro

/s/ RAKESH GANGWAL	Director
Rakesh Gangwal

/s/ DAVID J. GRISSEN	Director
David J. Grissen

/s/ DAVID P. HESS	Director
David P. Hess

/s/ CHRISTOPHER P. REYNOLDS	Director
Christopher P. Reynolds

/s/ GREGG A. SARETSKY	Director
Gregg A. Saretsky

/s/ PATRICIA A. WATSON	Director
Patricia A. Watson