Form 10-K/A
period 2025-12-31
SOUTHWEST AIRLINES CO
filed 2026-02-06
CIK 92380

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

Explanatory Note

Southwest Airlines Co. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”) to correct the hyperlink for Exhibit 3.2, the Fifth Amended and Restated Bylaws of the Company, effective May 16, 2025. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

SOUTHWEST AIRLINES CO.

February 6, 2026	By	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)