Form 10-Q
period 2026-03-31
SOUTHWEST AIRLINES CO
filed 2026-04-23
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on April 22, 2026: 488,773,713

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025
Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025
Condensed Consolidated Statement of Stockholders' Equity as of March 31, 2026 and 2025
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and 2025
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,328	$3,231
Accounts and other receivables	1,254	1,149
Inventories of parts and supplies, at cost	833	775
Prepaid expenses and other current assets	554	490
Total current assets	5,969	5,645

Property and equipment, at cost:
Flight equipment	26,254	26,293
Ground property and equipment	9,317	9,163
Deposits on flight equipment purchase contracts	494	401
Assets constructed for others	88	88
	36,153	35,945
Less allowance for depreciation and amortization	15,777	15,700
	20,376	20,245
Goodwill	970	970
Operating lease right-of-use assets	1,019	1,089
Other assets	1,021	1,112
	$29,355	$29,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,114	$1,991
Accrued liabilities	2,170	2,349
Current operating lease liabilities	300	312
Air traffic liability	7,049	5,945
Current maturities of long-term debt	851	324
Total current liabilities	12,484	10,921

Long-term debt less current maturities	4,536	4,577
Air traffic liability - noncurrent	1,201	1,219
Deferred income taxes	2,353	2,289
Noncurrent operating lease liabilities	709	768
Other noncurrent liabilities	1,197	1,306
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,260	4,322
Retained earnings	16,526	16,388
Accumulated other comprehensive loss	(1)	(24)
Treasury stock, at cost	(14,798)	(13,593)
Total stockholders' equity	6,875	7,981
	$29,355	$29,061

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income (Loss)
(in millions, except per share amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
OPERATING REVENUES:
Passenger	$6,591	$5,811
Freight	44	41
Other	614	576
Total operating revenues	7,249	6,428

OPERATING EXPENSES:
Salaries, wages, and benefits	3,297	3,102
Aircraft fuel and related taxes	1,356	1,249
Maintenance materials and repairs	259	292
Landing fees and airport rentals	572	522
Depreciation and amortization	398	396
Other operating expenses	1,037	1,090
Total operating expenses	6,919	6,651

OPERATING INCOME (LOSS)	330	(223)

NON-OPERATING EXPENSES (INCOME):
Interest expense	54	46
Capitalized interest	(12)	(11)
Interest income	(23)	(84)
Other (gains) losses, net	26	18
Total non-operating expenses (income)	45	(31)

INCOME (LOSS) BEFORE INCOME TAXES	285	(192)
PROVISION (BENEFIT) FOR INCOME TAXES	58	(43)

NET INCOME (LOSS)	$227	$(149)

NET INCOME (LOSS) PER SHARE, BASIC	$0.45	$(0.26)

NET INCOME (LOSS) PER SHARE, DILUTED	$0.45	$(0.26)

COMPREHENSIVE INCOME (LOSS)	$250	$(148)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	498	584
Diluted	503	584
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2025	$888	$4,322	$16,388	$(24)	$(13,593)		$7,981
Repurchase of common stock (b)	—	(53)	—	—	(1,217)	(a)	(1,270)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(26)	—	—	12		(14)
Share-based compensation	—	17	—	—	—		17
Cash dividends, $0.18 per share	—	—	(89)	—	—		(89)
Comprehensive income	—	—	227	23	—		250
Balance at March 31, 2026	$888	$4,260	$16,526	$(1)	$(14,798)		$6,875
(a) Includes excise tax incurred on share repurchases, net of issuances.
(b) For the three months ended March 31, 2026, the Company repurchased 28 million shares of its common stock.

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(758)	(a)	(758)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	13		3
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(103)	—	—		(103)
Comprehensive income (loss)	—	—	(149)	1	—		(148)
Balance at March 31, 2025	$888	$4,210	$16,080	$(24)	$(11,789)		$9,365
(a) Includes excise tax incurred on share repurchases, net of issuances.

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$227	$(149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	398	396
Deferred income taxes	57	(43)
Gain on sale-leaseback transactions	—	(3)
Changes in certain assets and liabilities:
Accounts and other receivables	(93)	57
Other assets	(61)	145
Accounts payable and accrued liabilities	(79)	(126)
Air traffic liability	1,086	660
Other liabilities	(77)	(63)
Cash collateral provided to derivative counterparties	—	(22)
Other, net	(40)	8
Net cash provided by operating activities	1,418	860

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(630)	(527)
Proceeds from sale of property and equipment	192	26
Proceeds from sale-leaseback transactions	—	24
Purchases of short-term investments	—	(51)
Proceeds from sales of short-term and other investments	—	1,154
Other, net	(7)	(3)
Net cash provided by (used in) investing activities	(445)	623

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	500	—
Proceeds from Employee stock plans	16	17
Repurchase of common stock	(1,250)	(750)
Payments of long-term debt and finance lease obligations	(6)	(5)
Payments of cash dividends	(93)	(107)
Other, net	(43)	(13)
Net cash used in financing activities	(876)	(858)

NET CHANGE IN CASH AND CASH EQUIVALENTS	97	625
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,231	7,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,328	$8,134

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$1	$11

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$5	$14
See accompanying notes.

Southwest Airlines Co.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation
2. New Accounting Pronouncements
3. Financial Derivative Instruments
4. Comprehensive Income (Loss)
5. Revenue
6. Net Income (Loss) Per Share
7. Fair Value Measurements
8. Supplemental Financial Information
9. Commitments and Contingencies
10. Debt

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements as required in Form 10-K. The unaudited Condensed Consolidated Financial Statements for the interim periods ended March 31, 2026 and 2025 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In most markets the Company serves, demand for air travel has historically been greater, and, therefore, revenues in the airline industry tend to be stronger, during the summer months and peak travel periods, including holidays. As a result, in many cases, the Company's results of operations reflect this seasonality. However, air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears or actual acts of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, have created, and may continue to create, significant volatility in the Company's financial results. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2026. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Operating Segments and Related Disclosures

The Company's chief operating decision maker, the Company's President, Chief Executive Officer, & Vice Chairman of the Board of Directors, assesses performance for the Company's single reportable segment and decides how to allocate resources based on its Net income or loss (see the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)).

For single reportable segment-level financial information, total assets, revenues from external Customers, depreciation and amortization expense, interest income and interest expense, provision for income taxes, other non-operating expenses, and significant non-cash transactions, see Item 1. Financial Statements.

2.    NEW ACCOUNTING PRONOUNCEMENTS

On September 18, 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC ("Accounting Standards Codification") 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard includes the option for entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset as a part of estimating expected credit losses. The Company has elected this practical expedient as of first quarter 2026 and there was no significant impact on its financial statement presentation or disclosures.

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

3.    FINANCIAL DERIVATIVE INSTRUMENTS

Fuel Contracts

Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Furthermore, jet fuel typically represents one of the largest operating expenses for airlines. The Company has historically aimed to reduce volatility in operating expenses through its fuel hedging program. However, based on higher fuel hedging premium costs over time and other factors, the Company discontinued its fuel hedging program and terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio during 2025. The Company does not intend to add additional fuel derivatives.

The Company recorded expenses associated with fuel derivative contracts that settled during the three months ended March 31, 2025, and for amounts that remain in Accumulated Other Comprehensive Income ("AOCI") associated with previously terminated hedges during the three months ended March 31, 2026. These expenses are reflected as a component of Aircraft fuel and related taxes within the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss):

Location and amount reclassified from AOCI into income on cash flow hedging relationships

	Income Statement	Three months ended	Three months ended
(in millions)	location	March 31, 2026	March 31, 2025
Fuel derivative contracts (gross)	Aircraft fuel and related taxes	$29	$38

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	Loss recognized in AOCI on derivatives, net of tax
	Three months ended
	March 31,
(in millions)	2026	2025
Fuel derivative contracts	$—	$29

As of March 31, 2026, approximately $108 million remained in AOCI related to these previously closed positions, with approximately $86 million to be recognized in the remainder of 2026 and $22 million to be recognized in 2027. This balance in AOCI, which does not include any tax impact, will also be characterized as premium expense and similarly reclassified as an increase to Aircraft fuel and related taxes in future periods when the originally forecasted transactions occur (through the end of 2027) and is net of the impact of the cash proceeds from the hedge terminations. See Note 4 for additional information on AOCI.

All cash flows associated with purchasing and selling fuel derivatives (including terminations) are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

Interest Rate Derivatives

The Company holds interest rate swap agreements, which collectively qualify as a fair value hedge, related to its $750 million 5.25% unsecured notes due 2035. The primary objective for the Company's use of these agreements is to hedge against changes in the fair value of the debt instrument caused by changes in market interest rates, specifically SOFR, by converting the fixed rate interest of the debt to a floating rate. Under these agreements, the Company pays SOFR plus a margin on the notional amount of the debt, and receives payments based on the fixed stated rate of the notes.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the unaudited Condensed Consolidated Balance Sheet. The following table presents the location of the Company’s interest rate derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

		Liability derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	3/31/2026	12/31/2025
Derivatives designated as hedges
Interest rate derivative contracts	Other noncurrent liabilities	20	16
Total derivatives designated as hedges		$20	$16

The corresponding offsetting adjustment related to the liability (or asset) associated with the Company’s fair value hedges is to Long-term debt less current maturities.

Credit Risk and Collateral

The Company had no cash collateral posted or received as of March 31, 2026.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualified for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The Company terminated its remaining portfolio of fuel hedging contracts during second quarter 2025, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. See Note 3. The differences between Net income (loss) and Comprehensive income (loss) for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in millions)	2026		2025
NET INCOME (LOSS)	$227		$(149)
Unrealized loss on fuel derivative instruments, net of deferred taxes of $7 and $—	22	(a)	—
Other, net of deferred taxes of $— and $—	1		1
Total other comprehensive income	$23		$1
COMPREHENSIVE INCOME (LOSS)	$250		$(148)
(a) Includes reclassification adjustments from AOCI into Aircraft fuel and related taxes associated with hedges previously terminated.

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three months ended March 31, 2026:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(137)	$106	$(1)	$8	$(24)
Reclassification to earnings	29	—	1	(7)	23
Balance at March 31, 2026	$(108)	$106	$—	$1	$(1)

The following table illustrates the significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2026:

Three months ended March 31, 2026
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)
AOCI components
Unrealized loss on fuel derivative instruments	$29	Aircraft fuel and related taxes
	7	Less: Tax expense
	$22	Net of tax
Other	$2	Other operating expenses
	(1)	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$23	Net of tax

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

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

Revenue is categorized by revenue source as the Company believes it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following tables provide the components of Passenger revenue and Other revenue recognized for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in millions)	2026	2025
Passenger non-loyalty	$5,188	$4,766
Passenger loyalty - air transportation	688	800
Passenger ancillary sold separately (a)	715	245
Total passenger revenues	$6,591	$5,811
(a) The increase in Passenger ancillary sold separately in first quarter 2026 as compared to first quarter 2025 was due to the Company's initiative to implement new ancillary products—bag fees for most fare products beginning May 28, 2025, and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives.

	Three months ended March 31,
(in millions)	2026	2025
Loyalty program	$557	$544
Other	57	32
Total other revenues	$614	$576

Through the Company's co-branded credit card agreement ("Co-brand Agreement") with JPMorgan Chase Bank, N.A. ("Chase"), the Company sells loyalty points, certain marketing benefits, which consist of the use of the Southwest Airlines brand and access to Rapid Rewards Member lists, licensing and advertising elements, the use of the Company’s resource team, and other airline benefits. The Company allocates consideration received to performance obligations based on the relative standalone selling price of those obligations.

In 2025, the Company and Chase amended the Co-brand Agreement—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned and extra legroom seating initiative, which went into effect on January 27, 2026, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. For each change to the agreement, the Company estimated the selling prices and volumes over the term of the amended agreement in order to determine the allocation of proceeds to each of the three performance obligations identified in the agreement, which have been characterized as a transportation component, a marketing component, and an airline benefits component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Co-brand Agreement.

The Company defers revenue for points earned by Customers through the Co-brand Agreement and subsequently records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered. The marketing elements are recognized as Other revenue and the airline benefits are recognized as Passenger revenue

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

when those performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase. As a result of the 2025 amendments to the Co-brand Agreement, a larger portion of the Company's co-brand Chase® Visa credit card benefits from Chase are now being classified within Passenger revenues commensurate with the Company's ability to satisfy the associated performance obligations, which began in mid-2025 associated with its change in policy for checked bags, and in first quarter 2026 associated with its implementation of assigned and extra legroom seating initiatives.

As of March 31, 2026, and December 31, 2025, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

	Balance as of
(in millions)	March 31, 2026	December 31, 2025
Air traffic liability - passenger travel and ancillary passenger services	$3,972	$2,830
Air traffic liability - loyalty program	4,278	4,334
Total Air traffic liability	$8,250	$7,164

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in millions)	2026	2025
Air traffic liability - loyalty program - beginning balance	$4,334	$4,849
Amounts deferred associated with points awarded	662	817
Revenue recognized from points redeemed - Passenger	(688)	(800)
Revenue recognized from points redeemed - Other	(30)	(25)
Air traffic liability - loyalty program - ending balance	$4,278	$4,841

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied as of a given date. Rollforwards of the amounts included in Air traffic liability as of March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
(in millions)	2026	2025
Air traffic liability - beginning balance	$7,164	$8,242
Current period sales (a)	7,465	6,471
Revenue from amounts included in contract liability opening balances	(2,482)	(2,608)
Revenue from current period sales	(3,897)	(3,203)
Air traffic liability - ending balance	$8,250	$8,902
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty

On May 28, 2025, the Company implemented a change to its flight credit policy. Flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will typically have a specified expiration date of one year or less, depending on the type of fare purchased and form of payment used. Flight credits issued between July 28, 2022, and May 28, 2025, including any future issuances associated with bookings made prior to the policy change on May 28, 2025, do not have an expiration date. The Company also began to issue

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

vacation travel credits for cancelled bookings resulting from the launch of the new Getaways by Southwest™ ("Getaways") product, and these credits will have an 18-month expiration period from the original booking date. As the Company believes that a portion of Customer travel credits (both flight credits and Getaways travel credits) issued will not be redeemed, it estimates and records breakage associated with such amounts.

The amount of Customer travel credits represent approximately 4 percent and 5 percent of the total Air traffic liability balance as of March 31, 2026, and December 31, 2025, respectively.

6.    NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share amounts). Basic net income (loss) per share is calculated by dividing Net income (loss) by the weighted average of shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During second quarter 2025, the Company's remaining balance of 1.25 percent Convertible Senior Notes due 2025 (the "Convertible Notes") of $1.6 billion was repaid, settling both principal and accrued interest. For the three months ended March 31, 2025, the Convertible Notes were determined to be antidilutive.

	Three months ended March 31,
	2026	2025
NUMERATOR:
Net income (loss) attributable to common stockholders	$227	$(149)

DENOMINATOR:
Weighted-average shares outstanding, basic	498	584
Dilutive effect of restricted stock units	5	—
Weighted-average shares outstanding, diluted	503	584

NET INCOME (LOSS) PER SHARE:
Basic	$0.45	$(0.26)
Diluted	$0.45	$(0.26)

Antidilutive amounts excluded from calculations:
Convertible debt	—	44
Restricted stock units	—	3

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

As of March 31, 2026, the Company held certain items that are required to be measured at fair value on a recurring basis, including cash equivalents. The Company may also from time to time hold short-term investments and available-for-sale securities. The majority of the Company’s cash equivalents consist of instruments classified as Level 1. However, the Company classifies any certificates of deposit and time deposits it holds as Level 2 due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

The Company’s interest rate derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Interest rate derivatives currently consist solely of swap agreements. See Note 3 for further information on the Company’s derivative instruments and hedging activities. The fair values of swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The Company also considered counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company consistently applied these valuation techniques in all periods presented and believes it obtained the most accurate information available for the types of derivative contracts it holds.

Included in Equity securities are the Company’s investments primarily associated with its deferred compensation plans, which consist of mutual funds that are publicly traded and for which market prices are readily available. These plans are non-qualified deferred compensation plans designed to hold contributions in excess of limits established by the Internal Revenue Code of 1986, as amended. The distribution timing and payment amounts under these plans are made based on the participant’s distribution election and plan balance. Assets related to the funded portions of the deferred compensation plans are held in a rabbi trust, and the Company remains liable to these participants for the unfunded portion of the plans. The Company records changes in the fair value of plan obligations and plan assets, which net to zero, within the Salaries, wages, and benefits line and Other (gains) losses, net line, respectively, of the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss).

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	March 31, 2026	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$2,878	$2,878	$—
Time deposits	450	—	450
Equity Securities	348	348	—
Total assets	$3,676	$3,226	$450
Liabilities
Interest rate derivatives (see Note 3)	$(20)	$—	$(20)
(a) Cash equivalents are primarily composed of money market investments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	December 31, 2025	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$2,831	$2,831	$—
Time deposits	400	—	400
Equity Securities	457	457	—
Total assets	$3,688	$3,288	$400
Liabilities
Interest rate derivatives (see Note 3)	$(16)	$—	$(16)
(a) Cash equivalents are primarily composed of money market investments.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis, or on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026, or the year ended December 31, 2025.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of March 31, 2026, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Maturity date	Carrying value	Estimated fair value	Fair value level hierarchy
3.000% Notes	2026	$300	$297	Level 2
7.375% Debentures	2027	103	106	Level 2
3.450% Notes	2027	300	294	Level 2
5.125% Notes	2027	1,727	1,734	Level 2
4.375% Notes	2028	750	741	Level 2
Term Loan Credit Facility	2029	500	500	Level 3
2.625% Notes	2030	500	458	Level 2
1.000% Payroll Support Program Loan (a)	2031	426	430	Level 3
5.250% Notes	2035	730	685	Level 2
(a) The interest rate would have changed to SOFR plus two percent on April 24, 2026; however, the Company prepaid this loan in full on April 22, 2026. See Note 10 for further information.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	March 31, 2026	December 31, 2025
Trade receivables	$171	$98
Credit card receivables	206	152
Business partners	725	739
Taxes receivable	6	6
Reinsurance receivable and losses recoverable	78	89
Other	68	65
Accounts and other receivables	$1,254	$1,149

(in millions)	March 31, 2026	December 31, 2025
Intangible assets, net	$296	$296
Equity securities	348	457
Prepaid maintenance	311	299
Other	66	60
Other assets	$1,021	$1,112

(in millions)	March 31, 2026	December 31, 2025
Accounts payable trade	$404	$389
Salaries, withholdings, and payroll taxes	559	563
Ticket taxes and fees	474	333
Aircraft maintenance payable	34	45
Fuel payable	208	157
Dividends payable	89	93
Third party services	205	201
Other payable	141	210
Accounts payable	$2,114	$1,991

(in millions)	March 31, 2026	December 31, 2025
Profit-sharing and savings plans	$109	$157
Vacation pay	697	684
Health	208	206
Workers' compensation	247	242
Property and income taxes	69	73
Interest	68	27
Deferred supplier credits	21	24
Bonus pay	39	147
Reinsurance payable and losses payable	155	175
Aircraft maintenance	56	85
Advances and deposits	127	142
Other	374	387
Accrued liabilities	$2,170	$2,349

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	March 31, 2026	December 31, 2025
Postretirement obligation	$318	$321
Other deferred compensation	397	512
Deferred co-brand revenue	432	429
Other	50	44
Other noncurrent liabilities	$1,197	$1,306

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, other operating costs, and any gains or losses on asset sales, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft (together, the "MAX aircraft"), which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts if growth opportunities do not materialize. The Company received 10 -8 aircraft deliveries from Boeing in first quarter 2026 and retired 13 aircraft (including eight 737-700 ("-700") aircraft and the sale of three -700 aircraft and two 737-800 ("-800") aircraft). In addition, during first quarter 2026, the Company exercised six -7 options for delivery in 2027 and converted 19 2026 deliveries from -7 to -8 firm orders.

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

As of March 31, 2026, the Company had the following firm orders and options for future periods:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options		Total
2026	82		85		—		167	(c)
2027	31		46		13		90
2028	15		50		25		90
2029	38		34		18		90
2030	45		—		45		90
2031	45		—		45		90
	256	(a)	215	(b)	146	(b)	617
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
(c) Includes 10 -8 deliveries received year-to-date through March 31, 2026. In addition, the Company has included 81 of its 2024 and 2025 contractual but undelivered aircraft (27 -7s and 54 -8s) within its 2026 contractual commitments. The 2026 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	—	27
2025 Contractual Deliveries	—	54	54
2026 Contractual Deliveries	55	31	86
2026 Combined Contractual Total	82	85	167

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of March 31, 2026, were:

(in billions)	Remainder of 2026		2027	2028	2029	2030	2031	Total
Payments for capital commitments	$4.1	(a)	$2.8	$2.7	$2.5	$1.5	$1.2	$14.8
(a) Capital commitments associated with the Company's firm orders in 2026 of $4.1 billion include approximately $2.6 billion primarily related to the existing remaining scheduled 86 MAX aircraft to be delivered in 2026 and $1.5 billion related to 71 MAX aircraft (27 -7s and 44 -8s) that were contractually committed for 2024 and 2025, but were not received.
Subsequent to March 31, 2026, and through April 23, 2026, the Company exercised two -7 options for delivery in 2027, resulting in the Company's 2027 capital commitments increasing to $2.9 billion.

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

10.     DEBT

Convertible Notes

On May 1, 2020, the Company completed the public offering of $2.3 billion aggregate principal amount of Convertible Notes, bearing interest at a rate of 1.25 percent, payable semi-annually in arrears. The Company repurchased $689 million during the two year period ending December 31, 2022, and the remaining $1.6 billion principal amount of the Convertible Notes was repaid at maturity during second quarter 2025 utilizing available cash on hand. An immaterial amount of Convertible Note conversions settled at maturity.

In first quarter 2025, the Company recognized $8 million total interest expense associated with the Convertible Notes, including $3 million of non-cash amortization of debt issuance costs and $5 million of contractual coupon interest. The unamortized debt issuance costs were recognized as non-cash interest expense based on the 5-year term of the notes, through May 1, 2025, less amounts that were required to be accelerated immediately upon conversion or repurchases.
Payroll Support Program Loan due 2031

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

As consideration for its receipt of funding under each of these Payroll Support programs, the Company issued promissory notes in favor of Treasury (each initially classified as a component of Long-term debt less current maturities in the unaudited Condensed Consolidated Balance Sheet). The note associated with the PSP1 Payroll Support Program was originally due in April 2030 but was redeemed early on April 17, 2025, in the amount of $976 million. The note associated with the PSP2 Payroll Support Program was originally due in January 2031 but was redeemed early on December 29, 2025, in the amount of $566 million. All payments were made utilizing available cash on hand.

The note associated with the PSP3 Payroll Support Program was originally due in April 2031. On December 30, 2025, the Company made a partial prepayment on this note in the amount of $100 million. On April 22, 2026, the Company made an early prepayment of the outstanding loan balance of $426 million, utilizing available cash on hand. As of March 31, 2026, the note associated with the PSP3 Payroll Support Program was classified as Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet.

Term Loan Credit Agreement

On March 11, 2026, the Company entered into a new term loan credit agreement (the "Term Loan Credit Agreement") with a third-party bank, providing for a $500 million senior secured term loan credit facility (the "Term Loan Facility") that was drawn in full on the closing date. The Term Loan Facility matures in full on March 11, 2029, and the Company has the right at any time to prepay the loans, in whole or in part, without premium or penalty, upon at least three business days’ prior written notice to the Agent. Amounts prepaid under the Term Loan Credit Agreement may not be reborrowed. Additionally, the Term Loan Facility includes an uncommitted incremental term loan feature allowing up to $1 billion in incremental term loan commitments to be established from time to time in accordance with the terms and conditions set forth in the Term Loan Credit Agreement. The Term Loan Facility is secured by a grant of a security interest in certain aircraft and related assets.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Generally, amounts outstanding under the Term Loan Facility bear interest at interest rates based on either the Term SOFR (as defined in the Term Loan Credit Agreement) for designated interest periods selected by the Company or the Alternate Base Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin. The underlying Term SOFR is subject to a floor of 0.00% per annum, and the Alternate Base Rate is subject to a floor of 1.00% per annum.

Revolving Credit Facility

As of March 31, 2026, the Company had access to $1.5 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028, reflecting the Company’s exercise of the accordion feature to increase the size of the facility on July 22, 2025. For the three months ended March 31, 2026 and 2025, there were no amounts outstanding under the Amended Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three months ended March 31, 2026 and 2025 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended March 31,
	2026	2025	Change
Revenue passengers carried (000s)	29,175	29,990	(2.7)%
Enplaned passengers (000s)	37,277	37,139	0.4%
Revenue passenger miles (RPMs) (in millions)(a)	31,151	30,629	1.7%
Available seat miles (ASMs) (in millions)(b)	42,049	41,432	1.5%
Load factor(c)	74.1%	73.9%	0.2	pts.
Average length of passenger haul (miles)	1,068	1,021	4.6%
Average aircraft stage length (miles)	778	771	0.9%
Trips flown	330,371	331,886	(0.5)%
Seats flown (000s)(d)	53,030	53,237	(0.4)%
Seats per trip(e)	160.5	160.4	0.1%
Average passenger fare	$225.93	$193.75	16.6%
Passenger revenue yield per RPM (cents)(f)	21.16	18.97	11.5%
Operating revenues per ASM (cents)(g)	17.24	15.51	11.2%
Passenger revenue per ASM (cents)(h)	15.68	14.02	11.8%
Operating expenses per ASM (cents)(i)	16.46	16.05	2.6%
Operating expenses per ASM, excluding fuel (cents)	13.23	13.04	1.5%
Operating expenses per ASM, excluding fuel and profit sharing (cents)	13.11	13.04	0.5%
Fuel costs per gallon, including fuel tax	$2.73	$2.49	9.6%
Fuel costs per gallon, including fuel tax (economic)	$2.73	$2.49	9.6%
Fuel consumed, in gallons (millions)	496	500	(0.8)%
Active fulltime equivalent Employees	73,401	71,506	2.7%
Aircraft at end of period	800	800	—%
(a)A revenue passenger mile is one paying passenger flown one mile. Also referred to as "traffic," which is a measure of demand for a given period.
(b)An available seat mile is one seat (empty or full) flown one mile. Also referred to as "capacity," which is a measure of supply or the space available to carry passengers in a given period.
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
(h)Calculated as passenger revenue divided by available seat miles. Also referred to as "passenger unit revenues", this is a measure of passenger revenue production based on the total available seat miles flown during a particular period.
(i)Calculated as operating expenses divided by available seat miles. Also referred to as "unit costs" or "cost per available seat mile" or "CASM," this is the average cost to fly an aircraft seat (empty or full) one mile, which is a measure of cost efficiency.

Financial Highlights

The Company reports its results in accordance with GAAP. The Company also provides certain non-GAAP financial measures which the Company's management also utilizes to evaluate its ongoing financial performance, and the Company believes provides additional insight to investors as supplemental information to its GAAP results, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

	Three months ended March 31,
(in millions, except per share amounts)
GAAP	2026	2025	% Change
Operating income (loss)	$330	$(223)	n.m.
Net income (loss)	$227	$(149)	n.m.
Net income (loss) per share, diluted	$0.45	$(0.26)	n.m.

Non-GAAP
Operating income (loss)	$330	$(128)	n.m.
Net income (loss)	$227	$(77)	n.m.
Net income (loss) per share, diluted	$0.45	$(0.13)	n.m.
The Company recorded first quarter 2026 operating revenues of $7.2 billion, a first quarter Company record. This increase was driven primarily by additional ancillary revenues as a result of the Company's previously announced transformational initiatives, resulting in a year-over-year increase in operating revenues of $821 million. Despite the highly volatile fuel environment, the Company's Operating income and Net income for the three months ended March 31, 2026, on a GAAP and non-GAAP basis, improved significantly compared to the same prior year period aided by the record first quarter revenue performance, partially offset by higher Salaries, wages, and benefits expense.

Company Overview

First Quarter 2026 Transformational Initiative Highlights

The Company is focused on executing its previously announced transformational initiatives, which were planned and designed to attract new Customers and improve both the Company's operational and financial performance. The Company began operation of assigned and extra legroom seating flights on January 27, 2026, which required retrofitting 780 aircraft in the months leading up to the change. In addition, the Company entered into a new partnership with All Nippon Airways, which will enable jointly operated itineraries connecting through the carriers' shared gateway airports in Honolulu, San Francisco, Seattle-Tacoma, and Los Angeles. Since February 13, 2025, the Company has implemented and/or announced strategic partnerships with a total of seven carriers, through which Customers can book itineraries that connect the Company's vast domestic network to destinations around the world.

The Company's strategic initiatives have resulted in significant earnings improvement to its financial results. During the quarter, the Company experienced upsell revenue opportunities from close-in bookings, which are more closely affiliated with business and price-flexible Customers, as well as growth in business and leisure Customer segments driven by the Company's more-attractive new product offerings. The Company has also continued to enhance its onboard offerings, with improvements such as in-seat power, larger overhead bins, and upgraded WiFi, including the planned integration of at least 300 Starlink-equipped aircraft into the Company's fleet by the end of 2026. Work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats. As of April 22, 2026, 84 aircraft retrofitted with RECARO seats have been placed into service.

Other Initiatives and Quarterly Developments

The Company delivered strong financial performance and significant margin improvement for first quarter 2026 despite significantly higher fuel costs. Results reflect continued progress on the Company’s transformational initiatives, resilient Customer demand during the quarter, and disciplined cost management. While the external environment remains uncertain, the Company remains focused on driving revenue, managing costs, and executing at a high level across the business.

The escalation of geopolitical developments in the Middle East has impacted the market prices of products that are derived from crude oil, including jet fuel. The Company’s first quarter Aircraft fuel and related taxes expense was $1.4 billion, or $2.73 per gallon, which was approximately $164 million higher than it had originally forecasted for the period. However, since the rapid rise primarily took place in March, the impacts to second quarter 2026 results and beyond could be more significant if prices remain elevated. The forward curve on April 16, 2026 implied a second quarter 2026 fuel cost per gallon, including related taxes, between $4.10 and $4.15. The Company currently expects to utilize approximately 555 million gallons of jet fuel during second quarter 2026.

In first quarter 2026, the Company returned over $1.3 billion to Shareholders through a combination of share repurchases and dividends. See "Liquidity and Capital Resources" below and Part II, Item 2 - Issuer Purchases of Equity Securities for further information on the Company's share repurchases.

To improve its financial performance, the Company has also intensified its network optimization efforts. In first quarter 2026, the Company announced plans to suspend operations at Chicago O'Hare International Airport and Washington Dulles International Airport and reduce staffing at Hartsfield-Jackson Atlanta International Airport, Fort Lauderdale-Hollywood International Airport, and Philadelphia International Airport, effective June 4, 2026. A majority of affected Employees were offered the ability to bid for vacant positions across the Company's network and were able to remain employed by the Company.

On February 9, 2026, C. David Cush and Gregg A. Saretsky each submitted his resignation from the Company's Board of Directors (the "Board"), effective February 23, 2026. In connection with the resignations and in accordance with the Company's Fifth Amended and Restated Bylaws, the Board decreased the size of the Board to 11 members effective February 23, 2026.

On April 7, 2026, the Company's 34 Network Operations Control Customer Planners represented by the International Association of Machinists and Aerospace Workers ("IAM") voted to ratify the tentative agreement reached on March 27, 2026, as part of the accretion process to join an existing IAM-represented collective bargaining unit. The newly ratified agreement becomes amendable in December 2027.

Material Changes in Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three months ended March 31,		Increase (Decrease)	Percent change
(in millions)	2026	2025
Passenger	$6,591	$5,811	$780	13.4%
Freight	44	41	3	7.3
Other	614	576	38	6.6
Total operating revenues	$7,249	$6,428	$821	12.8%

Salaries, wages, and benefits	$3,297	$3,102	$195	6.3%
Aircraft fuel and related taxes	1,356	1,249	107	8.6
Maintenance materials and repairs	259	292	(33)	(11.3)
Landing fees and airport rentals	572	522	50	9.6
Depreciation and amortization	398	396	2	0.5
Other operating expenses	1,037	1,090	(53)	(4.9)
Total operating expenses	$6,919	$6,651	$268	4.0%

Operating Revenues

Total operating revenues for first quarter 2026 increased by $821 million, or 12.8 percent, year-over-year, to achieve a first quarter Company record of $7.2 billion. Passenger revenues for first quarter 2026 increased by $780 million, or 13.4 percent, year-over-year, driven primarily by additional ancillary revenues as a result of the Company's transformational initiatives, including the implementation of bag fees for most fare products beginning in second quarter 2025, and the operation of assigned and extra legroom seating for travel beginning on January 27, 2026. Other revenues for first quarter 2026 increased by $38 million, or 6.6 percent, year-over-year. First quarter 2026 RASM was 17.24 cents, finishing 11.2 percent higher than first quarter 2025. The unit revenue increase was primarily due to an 11.5 percent increase in yield as a result of broad-based demand strength across the network and initiative contributions, including an increase in ancillary revenues, along with a 0.2 point year-over-year increase in Load factor.

Operating Expenses

Operating expenses for first quarter 2026 increased by $268 million, or 4.0 percent, compared with first quarter 2025, and capacity increased 1.5 percent over the same prior year period. The vast majority of the dollar increase was due to higher Salaries, wages, and benefits expense and Aircraft fuel and related taxes expense. The following table presents the Company's Operating expenses per ASM for the first quarter of 2026 and 2025, followed by explanations of these changes on both a dollar and unit basis.

	Three months ended March 31,				Per ASM change		Percent change
(in cents, except for percentages)	2026		2025
Salaries, wages, and benefits	7.84	¢	7.49	¢	0.35	¢	4.7%
Aircraft fuel and related taxes	3.23		3.01		0.22		7.3
Maintenance materials and repairs	0.62		0.70		(0.08)		(11.4)
Landing fees and airport rentals	1.36		1.26		0.10		7.9
Depreciation and amortization	0.95		0.96		(0.01)		(1.0)
Other operating expenses	2.46		2.63		(0.17)		(6.5)
Total	16.46	¢	16.05	¢	0.41	¢	2.6%
Operating expenses per ASM for first quarter 2026 increased by 2.6 percent compared with first quarter 2025, primarily due to an increase in Salaries, wages, and benefits expense, which exceeded the year-over-year increase in capacity. Operating expenses per ASM for first quarter 2026, excluding Aircraft fuel and related taxes expense, profit sharing, and special items (a non-GAAP financial measure), increased 2.3 percent, compared with first quarter 2025, primarily due to contract-driven wage rate inflation in Salaries, wages, and benefits expense in 2026. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for first quarter 2026 increased by $195 million, or 6.3 percent, compared with first quarter 2025. On a per ASM basis, first quarter 2026 Salaries, wages, and benefits expense increased 4.7 percent, compared with first quarter 2025. On a dollar and per ASM basis, the majority of the increase was due to contractual step/pay rate increases and related benefits for the Company's workforce.

Aircraft fuel and related taxes expense for first quarter 2026 increased by $107 million, or 8.6 percent, compared with first quarter 2025. On a per ASM basis, first quarter 2026 Aircraft fuel and related taxes expense increased 7.3 percent. On a dollar and per ASM basis, the increase was primarily attributable to increased jet fuel prices, mainly due to increases during the month of March, particularly due to recent market disruptions and geopolitical events. The following table provides more information on the Company's economic fuel costs per gallon, including the impact of fuel hedging net premium expense associated with previously terminated fuel derivative contracts:

	Three months ended March 31,
	2026		2025
Economic fuel costs per gallon	$2.73		$2.49
Fuel hedging premium expense (in millions)	$29	(a)	$37
Fuel hedging premium expense per gallon	$0.06	(a)	$0.07
(a) Includes amounts reclassified from AOCI associated with hedges previously terminated. See Notes 3 and 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments and AOCI, respectively.

The Company's first quarter 2026 available seat miles per gallon ("fuel efficiency") increased 2.4 percent, year-over-year, primarily due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

Maintenance materials and repairs expense for first quarter 2026 decreased by $33 million, or 11.3 percent, compared with first quarter 2025. On a per ASM basis, Maintenance materials and repairs expense decreased 11.4 percent compared with first quarter 2025. On a dollar and per ASM basis, the decrease was primarily due to a decrease in -700 engine shop visits.

Landing fees and airport rentals expense for first quarter 2026 increased by $50 million, or 9.6 percent, compared with first quarter 2025. On a per ASM basis, Landing fees and airport rentals expense increased 7.9 percent, compared with first quarter 2025. On a dollar and per ASM basis, approximately 65 percent of the increase was attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space, approximately 25 percent of the increase was due to higher landing fees throughout the network driven by increased usage of the heavier -8 aircraft as well as higher rates, and the remaining increase was primarily due to receiving fewer favorable settlements and credits from various airports in 2026.

Depreciation and amortization expense for first quarter 2026 increased $2 million, or 0.5 percent, compared with first quarter 2025. On a per ASM basis, Depreciation and amortization expense decreased 1.0 percent compared with first quarter 2025. On a dollar basis, this increase was primarily due to a $24 million increase driven by new assets for technology, ground equipment, and leasehold improvements being placed into service since first quarter 2025 and a $14 million increase as a result of the acquisition of 54 -8 aircraft being placed into service since first quarter 2025. These increases were partially offset by a $28 million decrease due to a change in estimate for the residual values of certain airframes and engine assets as a result of prevailing market conditions and an $18 million decrease due to certain Next Generation aircraft and engine assets being retired or becoming fully depreciated since first quarter 2025.

Other operating expenses for first quarter 2026 decreased by $53 million, or 4.9 percent, compared with first quarter 2025. Included within this line item was aircraft rentals expense in the amounts of $76 million and $87 million for the three-month periods ended March 31, 2026 and 2025, respectively. On a per ASM basis, Other operating expenses decreased 6.5 percent, compared with first quarter 2025. On a dollar and per ASM basis, the largest component of the year-over-year decrease was a focused Companywide effort to reduce discretionary expenses, the largest of which was a significant reduction in external consulting spend due to the completion of various transformational initiatives since first quarter 2025.

Non-Operating Expenses (Income)

Interest expense for first quarter 2026 increased by $8 million, or 17.4 percent, compared with first quarter 2025, primarily due to various debt financing transactions executed since first quarter 2025. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Interest income for first quarter 2026 decreased by $61 million, or 72.6 percent, compared with first quarter 2025, primarily due to lower cash and investment balances and a lower average interest rate in the Company's total investment portfolio.

The following table displays the components of Other (gains) losses, net, for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in millions)	2026	2025
Mark-to-market impact on deferred compensation plan investments	$25	$18
Other	1	—
	$26	$18

Income Taxes

The Company's effective tax rate was 20.4 percent in first quarter 2026, compared with 22.3 percent in first quarter 2025. The year-over-year decrease in the tax rate was primarily due to higher tax benefits recognized from restricted stock units that vested during first quarter 2026 compared with first quarter 2025.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts)

		Three months ended March 31,		Percent
		2026	2025	Change
	Aircraft fuel and related taxes, unhedged	$1,327	$1,212
(a)	Add: Premium cost of fuel contracts designated as hedges	29	37
	Aircraft fuel and related taxes, as reported (and economic)	$1,356	$1,249	8.6

	Total operating expenses, as reported	$6,919	$6,651
	Deduct: Litigation accruals	—	(19)
	Deduct: Transformation costs	—	(14)
(b)	Deduct: Severance and related costs	—	(62)
	Total operating expenses, excluding special items	$6,919	$6,556	5.5
	Deduct: Aircraft fuel and related taxes expense, excluding special items (economic)	(1,356)	(1,249)
	Operating expenses, excluding Aircraft fuel and related taxes expense and special items	$5,563	$5,307	4.8
	Deduct: Profit-sharing expense	(50)	—
	Operating expenses, excluding Aircraft fuel and related taxes expense, special items, and profit sharing	$5,513	$5,307	3.9

	Operating income (loss), as reported	$330	$(223)
	Add: Litigation accruals	—	19
	Add: Transformation costs	—	14
(b)	Add: Severance and related costs	—	62
	Operating income (loss), excluding special items	$330	$(128)	n.m.

	Income (loss) before income taxes, as reported	$285	$(192)
	Add: Litigation accruals	—	19
	Add: Transformation costs	—	14
(b)	Add: Severance and related costs	—	62
	Income (loss) before income taxes, excluding special items	$285	$(97)	n.m.

	Provision (benefit) for income taxes, as reported	$58	$(43)
(c)	Add: Net loss tax impact of fuel and special items	—	23
	Provision (benefit) for income taxes, net, excluding special items	$58	$(20)	n.m.

	Net income (loss), as reported	$227	$(149)
	Add: Litigation accruals	—	19
	Add: Transformation costs	—	14
(b)	Add: Severance and related costs	—	62
(c)	Deduct: Net loss tax impact of special items	—	(23)
	Net income (loss), excluding special items	$227	$(77)	n.m.

		Three months ended March 31,				Percent
		2026		2025		Change
	Net income (loss) per share, diluted, as reported	$0.45		$(0.26)
	Add: Impact of special items	—		0.16
(c)	Deduct: Net loss tax impact of special items	—		(0.03)
	Net income (loss) per share, diluted, excluding special items	$0.45		$(0.13)		n.m.

	Operating expenses per ASM (cents)	16.46	¢	16.05	¢
	Deduct: Impact of special items	—		(0.23)
	Deduct: Aircraft fuel and related taxes expense divided by ASMs	(3.23)		(3.01)
	Deduct: Profit-sharing expense divided by ASMs	(0.12)		—
	Operating expenses per ASM, excluding Aircraft fuel and related taxes expense, special items, and profit sharing (cents)	13.11	¢	12.81	¢	2.3

(a) Includes amounts reclassified from AOCI associated with hedges previously terminated. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(b) Represents Employee severance payments and related professional fees resulting from the workforce reduction in February 2025 ($53 million in Salaries, wages, and benefits and $9 million in Other operating expenses).
(c) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Note Regarding Use of Non-GAAP Financial Measures

The Company's unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP. These GAAP financial statements include (i) unrealized noncash reclassifications, as a result of accounting requirements and elections previously made under accounting pronouncements relating to derivative instruments and hedging and (ii) other charges and benefits the Company considers unusual and/or infrequent in nature and thus may make comparisons to its prior or future performance difficult.

Accordingly, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as a substitute for the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"). Management believes special items can distort the trends associated with the Company’s ongoing performance. Therefore, management utilizes non-GAAP financial measures to evaluate the Company’s financial performance, anticipate future operating results, and assess trends without the impact of items that can vary significantly from period to period. The following measures are often provided, excluding special items, and are utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Aircraft fuel and related taxes expense; Operating expenses, non-GAAP excluding Aircraft fuel and related taxes expense and profit sharing; Operating income (loss), non-GAAP; Income (loss) before income taxes, non-GAAP; Provision (benefit) for income taxes, net, non-GAAP; Net income (loss), non-GAAP; Net income (loss) per share, diluted, non-GAAP; and Operating expenses per ASM, non-GAAP, excluding Aircraft fuel and related taxes expense and profit sharing (cents).

For the periods presented, special items include:

1.Charges associated with tentative litigation settlements regarding paid short-term military leave to certain Employees;
2.Expenses associated with professional advisory fees related to the Company's implementation of its comprehensive transformational plan; and
3.Charges associated with severance, post-employment benefits, and professional fees as a result of the Company's reduction in workforce.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.4 billion for the three months ended March 31, 2026, compared with $860 million provided by operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the three months ended March 31, 2026, were largely impacted by the Company's net results (as adjusted for noncash items), a $97 million profit-sharing contribution related to 2025 results pursuant to the Company's Retirement Savings Plan, and a $1.1 billion increase in Air traffic liability driven by seasonal bookings for future travel. The operating cash flows for the three months ended March 31, 2025, were largely impacted by the Company's net results (as adjusted for noncash items), a $103 million profit-sharing contribution related to 2024 results pursuant to the Company's Retirement Savings Plan, and a $660 million increase in Air traffic liability driven by seasonal bookings for future travel. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities totaled $445 million during the three months ended March 31, 2026, compared with $623 million provided by investing activities in the same prior year period. Investing activities in both years included Capital expenditures, as well as proceeds from the sale of various capital assets, and the prior year also included changes in the balance of the Company's short-term and noncurrent investments. During the three months ended March 31, 2026, gross Capital expenditures were $630 million, and the Company had $192 million proceeds from sales, compared with $527 million gross Capital expenditures, and $26 million proceeds from sales in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in average delivery payment balances for scheduled future aircraft deliveries during the three months ended March 31, 2026, compared to the same prior year period. Proceeds from sales increased, year-over-year, due to the timing of various aircraft and engine sales in the three months ended March 31, 2026, compared to March 31, 2025.

The Company continues to expect its 2026 net capital spending to be in the range of $3.0 billion to $3.5 billion based on its expectation of 66 -8 aircraft deliveries in 2026, with the remainder representing non-aircraft capital spending, partially offset by proceeds from sales of various capital assets. The Company continues to plan for approximately 60 aircraft retirements in 2026.

Net cash used in financing activities was $876 million during the three months ended March 31, 2026, compared with $858 million used in financing activities for the same prior year period. During the three months ended March 31, 2026, the Company paid $93 million in cash dividends to Shareholders related to the fourth quarter 2025 declaration. The first quarter 2026 dividend declaration of $89 million was paid in April 2026. Additionally, the Company expended $1.25 billion to repurchase the Company's outstanding common stock through accelerated share repurchase programs (each, an "ASR") and open market share repurchases during the three months ended March 31, 2026. The repurchases of common stock amounts in the unaudited Consolidated Statement of Cash Flows may differ from the unaudited Consolidated Statement of Stockholder's Equity due to the timing of excise taxes incurred and subsequent payment on share repurchases, net of issuances. During the three months ended March 31, 2026, the Company entered into the Term Loan Credit Agreement with a third-party bank, providing for the $500 million senior secured Term Loan Credit Facility that was drawn in full on the closing date. The Term Loan Facility matures in full on March 11, 2029. Additionally, during first quarter 2026, the Company made the decision to prepay the PSP3 Payroll Support Program in advance of the fifth anniversary date in April 2026. As a result, the balance as of March 31, 2026, was classified as Current maturities of long-term debt in the accompanying unaudited Condensed Consolidated Balance Sheet. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company may engage in early debt repurchases from time to time at its discretion; however, no other potential early future repurchases are included in the Company's Current maturities of long-term debt unless otherwise disclosed as of March 31, 2026. During the three months ended March 31, 2025, the Company paid $107 million in cash dividends to Shareholders related to the fourth quarter 2024 declaration and the Company repurchased $750 million of the Company's outstanding common stock through authorized share repurchases.

On July 23, 2025, the Board approved a $2.0 billion share repurchase authorization of the Company's common stock. The Company repurchased $750 million of its outstanding common stock through an ASR in January 2026 (the "January 2026 ASR Program") under its current $2.0 billion authorization. The Company received a total of 17,965,193 shares under the January 2026 ASR Program. The Company also repurchased $400 million of its outstanding common stock through an ASR from January to March 2026 (the "First Quarter 2026 ASR Program") under its current $2.0 billion authorization. The Company received a total of 7,970,589 shares under the First Quarter 2026 ASR Program. Following the completion of the First Quarter 2026 ASR Program, during the period from March 13, 2026 through March 19, 2026, the Company repurchased $100 million of its outstanding common stock on the open market. The Company received a total of 2,494,040 shares of its common stock through the open market repurchases. See Part II, Item 2 for further information on the Company's share repurchases. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated repurchase transactions from time to time, depending on market conditions.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.5 billion under the Amended Credit Agreement, which expires in August 2028. For the three months ended March 31, 2026 and 2025 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

As of March 31, 2026, the Company carried a working capital deficit of approximately $6.5 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash of $3.3 billion as of March 31, 2026, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered aircraft and other related assets with a net book value of approximately $16.5 billion. The Company regularly evaluates its capital structure to efficiently manage financial risks, liquidity access, and cost of capital. The Company may consider, from time to time, additional financing arrangements, including secured or unsecured debt, as appropriate. In March 2026, the Company entered into the Term Loan Facility, which is secured by a grant of a security interest in certain aircraft and related assets with a minimum collateral coverage ratio requirement. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of April 23, 2026, for the years 2026 through 2031, the Company has firm orders with Boeing for 473 MAX aircraft (258 -7s and 215 -8s), less 10 -8 aircraft received to date in 2026, and 144 MAX options (-7s or -8s). The contractual order book as of April 23, 2026, does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing and their production capability. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of March 31, 2026:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	137	20	294	277	17
737-800	175	11	196	147	49
737-8	175	3	310	281	29
Totals		11	800	705	95

Critical Accounting Policies and Estimates

For information regarding the Company’s Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
•the Company's expectations with respect to share repurchases;
•the Company’s expectations regarding passenger demand, revenue management, revenue trends, and bookings;
•the Company’s focus areas, goals, opportunities, and initiatives, including with respect to continued progress on the Company’s transformational initiatives, driving revenue, managing costs, and executing at a high level across the business;
•the Company’s plans and expectations with respect to the Company’s delivery of WiFi and Starlink-equipped aircraft, airline partnerships, cabin design and seating, and the Company’s Co-brand Agreement with Chase;
•the Company’s plans and expectations with respect to improving financial performance, Shareholder returns, capital structure, capital allocation, capital deployment, infrastructure investments, debt repurchases, and additional financing arrangements, including secured or unsecured debt;
•the Company’s fleet plans and expectations, including with respect to fleet modernization, fleet retrofits, fleet utilization, flexibility, fleet strategy and extracting value from the fleet and the fleet order book, and expected fleet deliveries and retirements, and underlying expectations and dependencies;
•the Company’s network plans and expectations;
•the Company’s labor plans and expectations, including with respect to reducing staffing at certain airports;
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
•the Company's assessment of financial and market risks; and

•the Company's plans and expectations related to legal and regulatory proceedings.

While management believes these forward-looking statements are reasonable as and when made, forward-looking statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual results may differ materially from what is expressed in or indicated by the Company's forward-looking statements or from historical experience or the Company's present expectations. Factors that could cause these differences include, among others:

•the impact of fuel price changes, fuel price volatility, and fuel availability on the Company's business plans and results of operations, including with respect to fuel price increases and supply chain constraints related to geopolitical conflict;
•the impact of geopolitical conflict, consumer perception, consumer uncertainties with respect to government shutdowns or trade policies (including the imposition of tariffs), economic conditions, banking conditions, fears or actual outbreaks of diseases, extreme or severe weather and natural disasters, actions of competitors (including, without limitation, pricing, scheduling, capacity, and network decisions, and consolidation and alliance activities), socio-demographic trends, and other factors beyond the Company's control on consumer behavior and the Company's results of operations and business decisions, plans, strategies, and results;
•the Company's ability to timely and effectively implement, transition, operate, and maintain the necessary information technology systems and infrastructure to support its operations and initiatives;
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
•the cost and effects of the actions of activist shareholders; and
•other factors as set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the detailed factors discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging and Aircraft Fuel Risk

Changes in fuel prices could materially affect the Company’s results of operations. As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company discontinued its fuel hedging program in

2025. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. Consequently, the Company is fully exposed to fluctuations in fuel prices, as is common in the airline industry. The Company currently expects to consume approximately 555 million gallons of jet fuel in the second quarter of 2026. Based on this anticipated usage, a change in jet fuel prices of one-cent per gallon would impact the Company’s Aircraft fuel and related taxes expense by $5.6 million for second quarter 2026.

As of March 31, 2026, the Company had no cash collateral provided to or held from derivative counterparties and thus had no cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of March 31, 2026.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of March 31, 2026, no cash holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of material legal proceedings. The legal proceedings described below are included in this Quarterly Report on Form 10-Q to disclose material updates or developments in the matter. Except as presented below, there have been no material changes to the legal proceedings disclosed in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. Following more recent communications by the parties regarding the status of the stay, the Court directed the parties to file a joint status report, which was filed on February 24, 2025, with the Company renewing its request that the case be dismissed for lack of standing and lack of subject matter jurisdiction in light of the Fifth Circuit’s decision regarding the Sherman Complaint, which the plaintiffs opposed. On March 11, 2025, the Court heard argument of the parties’ respective positions on the Company’s request for dismissal for lack of standing and lack of subject matter jurisdiction. On June 9, 2025, the Court issued an order dismissing the case for lack of standing and lack of subject matter jurisdiction and entered final judgment in favor of the Company. On July 9, 2025, the plaintiffs in the case filed a notice of appeal to the Fifth Circuit Court of Appeals. The appeal was fully briefed by the parties. On April 16, 2026, the Fifth Circuit Court of Appeals issued an unpublished opinion affirming the ruling of the District Court and holding that the plaintiffs lack Article III standing and the case therefore cannot proceed.

Two complaints alleging violations of federal securities laws and seeking certification as a class action were filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment contested the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. Plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs opposed both requests for relief. On April 3, 2025, the United States District Court for the Southern District of Texas conducted a hearing on the Company’s motion for reconsideration and requested the parties to confer and submit an agreed post-hearing briefing schedule in order for the Court to evaluate and determine the sufficiency of the allegations in plaintiffs’ amended complaint in accordance with the Private Securities Litigation Reform Act. The parties submitted their respective briefing on these issues. On March 31, 2026, the Court signed a memorandum opinion and order that granted defendants’ motion for reconsideration, withdrew the Court’s prior order denying defendants’ motion to dismiss plaintiffs’ complaint, and granted defendants’ motion to dismiss plaintiffs’ complaint without prejudice. The order granted plaintiffs leave to amend the complaint under specified parameters, including that any amended complaint be filed by April 24, 2026, and be accompanied by a synopsis of no more than ten pages, explaining how the amendments address the grounds for dismissal stated in the Court’s March 31 order. The Court further granted the Company and the other defendants leave to file responses to plaintiffs’ synopsis, also limited to ten pages, within fourteen days of the repleading. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions are without merit, and intends to vigorously defend itself in all respects.

On April 29, 2025, the Company received a demand letter addressed to the Board, dated April 28, 2025, from a purported Southwest Shareholder contending that the Company’s directors and senior officers breached their fiduciary duties in connection with the Board’s decision to end Southwest’s Bags Fly Free policy and to begin charging passengers for bags. The letter demanded that the Board investigate the circumstances surrounding the policy change and bring suit against individual directors and officers who allegedly breached their duties to the Company. On June 27, 2025, the Company sent a response to the demand letter on behalf of the Board rejecting the allegations and denying them and any other form of wrongdoing. The response letter also noted that the Board approved an amendment and restatement of the Company’s bylaws that, among other things, established a minimum ownership threshold of three percent of Southwest’s outstanding shares in order for a Southwest shareholder to institute or maintain a derivative proceeding, consistent with the provisions in Texas Senate Bill 29, which was signed into law on May 14, 2025. The response letter further noted that the purported shareholder who sent the demand letter claims to hold only 100 shares of the Company’s stock and thus fell well short of the three percent threshold. On July 10, 2025, the shareholder who sent the demand filed a shareholder derivative complaint in the United States District Court for the Northern District of Texas against various directors and officers of the Company based on the contentions asserted in the demand letter. The suit asserts, among other things, that the decision to change Southwest’s Bags Fly Free policy conflicts with the Company’s prior views regarding the policy and is detrimental to the Company’s business, and that the Company’s directors approved the policy to accede to pressure from large shareholder Elliott Investment Management L.P., to preserve their Board seats, or both, rather than to serve the Company’s interests. The complaint also asserts that the amendment and restatement of the Company’s bylaws is ineffective. On August 25, 2025, the Company and its Board moved to dismiss the derivative complaint and all claims on the grounds, among others, that the suit is barred by Texas Senate Bill 29 and the Company's bylaw passed pursuant thereto requiring a three percent ownership threshold in order for Company shareholders to bring derivative claims. The plaintiff opposed the motion, claiming the purportedly retroactive application of Texas Senate Bill 29 and the Company bylaw are unconstitutional; and the Company filed a reply in support of its motion to dismiss. Additionally, multiple entities sought and were granted leave to file three separate amicus curiae briefs in support of the Company's motion to dismiss and Texas Senate Bill 29; those included one amicus brief each by: (i) the Chamber of Commerce of the United States of America and the Texas Association of Business, (ii) the Alliance for Corporate Excellence, and (iii) Texans for Lawsuit Reform. Finally, in light of the constitutional challenge to Texas Senate Bill 29, on October 3, 2025, the State of Texas, represented by the Office of the Attorney General of Texas, filed a motion to intervene in the case and its own accompanying motion to dismiss the plaintiff's derivative suit and all claims therein as barred by Texas Senate Bill 29. The State of Texas’s motion to intervene was granted, and its motion to dismiss has been fully briefed by both the State and the plaintiff. On March 17, 2026, the District Court signed a memorandum opinion and order granting the defendants’ motion to dismiss and dismissing with prejudice all claims of the plaintiff. Also on March 17, 2026, the Court signed a final judgment dismissing with prejudice all claims of the plaintiff. On April 15, 2026, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. The Company and its Board deny all allegations of wrongdoing, believe the plaintiffs' positions and appeal are without merit, and intend to vigorously defend themselves in all respects against an appeal.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)		(c)	(d)
Period	Total number of shares purchased	Average price paid per share (2)		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 through January 31, 2026	24,563,132	$—	(3)(4)	24,563,132	$550,000,000
February 1, 2026 through February 28, 2026	—	$—		—	$550,000,000
March 1, 2026 through March 31, 2026	3,866,690	$—	(4)(5)	3,866,690	$450,000,095
Total	28,429,822			28,429,822

(1) On July 23, 2025, the Board approved a $2.0 billion share repurchase authorization of the Company's common stock. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated, repurchase transactions from time to time, depending on market conditions.

(2) Excludes immaterial amount of excise tax on share repurchases, net of issuances.

(3) Under a forward contract entered into by the Company in December 2025, the Company committed $750 million for the January 2026 ASR Program under which the Company paid $750 million in January 2026 and received total delivery of 17,965,193 shares as settlement in full. Upon completion of the January 2026 ASR Program in January 2026, the average purchase price per share for the 17,965,193 shares repurchased was $41.75.

(4) Under the First Quarter 2026 ASR Program, the Company paid $400 million and received an initial delivery of 6,597,939 shares during January 2026, representing an estimated 80 percent of the shares to be purchased by the Company under the First Quarter 2026 ASR Program. This share amount was based on the $48.50 closing price of the Company's common stock on January 29, 2026. Upon settlement, the third-party financial institution delivered 1,372,650 additional shares of the Company’s common stock to the Company in March 2026 based on a discount to the volume-weighted average price per share of the Company's common stock during the calculation period. Upon completion of the First Quarter 2026 ASR Program in March 2026, the average purchase price per share for the 7,970,589 shares repurchased was $50.18.

(5) During the period from March 13, 2026 through March 19, 2026, the Company repurchased $100 million of its outstanding common stock on the open market. The Company received a total of 2,494,040 shares of its common stock through the open market repurchases at an average price of $40.12 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1
Restated Certificate of Formation of the Company, effective May 18, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-7259)).

3.2	Fifth Amended and Restated Bylaws of the Company, effective May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 19, 2025 (File No. 1-7259)).
10.1	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Restricted Stock Unit grants effective 2026. (2)
10.2	Southwest Airlines Co. Amended and Restated 2007 Equity Incentive Plan Form of Notice of Grant and Terms and Conditions for Performance-Based Restricted Stock Unit grants effective 2026. (2)
10.3	Term Loan Credit Agreement, dated as of March 11, 2026, among Southwest Airlines Co., the banks party thereto, and the administrative agent party thereto.
10.4	Supplemental Agreement No. 25 to Purchase Agreement No. 3729, dated December 13, 2011, between the Boeing Company and the Company. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (3)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SOUTHWEST AIRLINES CO.

April 23, 2026	By:	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)