Form 10-Q
period 2026-06-30
SOUTHWEST AIRLINES CO
filed 2026-07-23
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on July 22, 2026: 489,208,201

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025
Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2026 and 2025
Condensed Consolidated Statement of Stockholders' Equity as of June 30, 2026 and 2025
Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2026 and 2025
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$3,231
Accounts and other receivables	1,218	1,149
Inventories of parts and supplies, at cost	917	775
Prepaid expenses and other current assets	556	490
Total current assets	6,482	5,645

Property and equipment, at cost:
Flight equipment	26,198	26,293
Ground property and equipment	9,485	9,163
Deposits on flight equipment purchase contracts	616	401
Assets constructed for others	88	88
	36,387	35,945
Less allowance for depreciation and amortization	15,745	15,700
	20,642	20,245
Goodwill	970	970
Operating lease right-of-use assets	953	1,089
Other assets	1,075	1,112
	$30,122	$29,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,072	$1,991
Accrued liabilities	2,247	2,349
Current operating lease liabilities	283	312
Air traffic liability	6,510	5,945
Current maturities of long-term debt	2,156	324
Total current liabilities	13,268	10,921

Long-term debt less current maturities	3,790	4,577
Air traffic liability - noncurrent	1,674	1,219
Deferred income taxes	2,421	2,289
Noncurrent operating lease liabilities	660	768
Other noncurrent liabilities	1,227	1,306
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,294	4,322
Retained earnings	16,672	16,388
Accumulated other comprehensive income (loss)	22	(24)
Treasury stock, at cost	(14,794)	(13,593)
Total stockholders' equity	7,082	7,981
	$30,122	$29,061

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Passenger	$7,745	$6,627	$14,337	$12,438
Freight	50	44	93	86
Other	637	573	1,252	1,148
Total operating revenues	8,432	7,244	15,682	13,672

OPERATING EXPENSES:
Salaries, wages, and benefits	3,499	3,262	6,797	6,364
Aircraft fuel and related taxes	2,215	1,326	3,571	2,575
Maintenance materials and repairs	294	331	552	623
Landing fees and airport rentals	636	567	1,208	1,090
Depreciation and amortization	402	400	800	795
Other operating expenses	1,101	1,133	2,139	2,223
Total operating expenses	8,147	7,019	15,067	13,670

OPERATING INCOME	285	225	615	2

NON-OPERATING EXPENSES (INCOME):
Interest expense	64	39	118	85
Capitalized interest	(12)	(13)	(25)	(24)
Interest income	(33)	(54)	(57)	(138)
Other (gains) losses, net	(40)	(27)	(13)	(9)
Total non-operating expenses (income)	(21)	(55)	23	(86)

INCOME BEFORE INCOME TAXES	306	280	592	88
PROVISION FOR INCOME TAXES	73	67	132	24

NET INCOME	$233	$213	$460	$64

NET INCOME PER SHARE, BASIC	$0.48	$0.40	$0.93	$0.11

NET INCOME PER SHARE, DILUTED	$0.47	$0.39	$0.92	$0.11

COMPREHENSIVE INCOME	$256	$202	$506	$54

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	489	538	494	561
Diluted	493	541	498	564
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2025	$888	$4,322	$16,388	$(24)	$(13,593)		$7,981
Repurchase of common stock (b)	—	(53)	—	—	(1,217)	(a)	(1,270)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(26)	—	—	12		(14)
Share-based compensation	—	17	—	—	—		17
Cash dividends, $0.18 per share	—	—	(89)	—	—		(89)
Comprehensive income	—	—	227	23	—		250
Balance at March 31, 2026	$888	$4,260	$16,526	$(1)	$(14,798)		$6,875
Issuance of common and treasury stock pursuant to Employee stock plans	—	13	—	—	4		17
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(87)	—	—		(87)
Comprehensive income	—	—	233	23	—		256
Balance at June 30, 2026	$888	$4,294	$16,672	$22	$(14,794)		$7,082
(a) Includes excise tax incurred on share repurchases, net of issuances.
(b) For the three months ended March 31, 2026, the Company repurchased 28 million shares of its common stock.

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(758)	(a)	(758)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	13		3
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(103)	—	—		(103)
Comprehensive income (loss)	—	—	(149)	1	—		(148)
Balance at March 31, 2025	$888	$4,210	$16,080	$(24)	$(11,789)		$9,365
Repurchase of common stock	—	—	—	—	(1,515)	(a)	(1,515)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5		17
Share-based compensation	—	25	—	—	—		25
Cash dividends, $0.18 per share	—	—	(94)	—	—		(94)
Comprehensive income (loss)	—	—	213	(11)	—		202
Balance at June 30, 2025	$888	$4,247	$16,199	$(35)	$(13,299)		$8,000
(a) Includes excise tax incurred on share repurchases, net of issuances.

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233	$213	$460	$64
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	400	800	795
Impairment of long-lived assets	—	8	—	8
Deferred income taxes	60	66	117	23
Gain on sale-leaseback transactions	—	—	—	(3)
Changes in certain assets and liabilities:
Accounts and other receivables	37	90	(56)	146
Other assets	(54)	212	(115)	357
Accounts payable and accrued liabilities	23	(95)	(56)	(220)
Air traffic liability	(65)	(606)	1,021	55
Other liabilities	(53)	28	(130)	(35)
Cash collateral provided to derivative counterparties	—	—	—	(22)
Other, net	(53)	85	(94)	93
Net cash provided by operating activities	530	401	1,947	1,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(818)	(660)	(1,448)	(1,187)
Proceeds from sale of property and equipment	258	25	450	51
Proceeds from sale-leaseback transactions	—	—	—	24
Purchases of short-term investments	—	(319)	—	(370)
Proceeds from sales of short-term and other investments	—	72	—	1,226
Other, net	—	—	(6)	(3)
Net cash used in investing activities	(560)	(882)	(1,004)	(259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,000	—	1,500	—
Proceeds from Employee stock plans	15	15	31	32
Repurchase of common stock	—	(1,500)	(1,250)	(2,250)
Payments of long-term debt and finance lease obligations	(431)	(2,592)	(437)	(2,598)
Payments of cash dividends	(88)	(103)	(181)	(210)
Other, net	(3)	2	(46)	(10)
Net cash provided by (used in) financing activities	493	(4,178)	(383)	(5,036)

NET CHANGE IN CASH AND CASH EQUIVALENTS	463	(4,659)	560	(4,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,328	8,134	3,231	7,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,791	$3,475	$3,791	$3,475

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$92	$53	$93	$64

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$11	$20	$17	$34
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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements as required in Form 10-K. The unaudited Condensed Consolidated Financial Statements for the interim periods ended June 30, 2026 and 2025 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In most markets the Company serves, demand for air travel has historically been greater, and, therefore, revenues in the airline industry tend to be stronger, during the summer months and peak travel periods, including holidays. As a result, in many cases, the Company's results of operations reflect this seasonality. However, air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears or actual acts of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, have created, and may continue to create, significant volatility in the Company's financial results. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2026. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Breakage Revenue
During second quarter 2026, in association with its former policy in which flight credits (funds that may be applied towards future travel) did not expire, the Company determined that a reversal of a portion of previously recognized, prior years' breakage revenue was warranted. Following the Company's prior policy decision in July 2022 to eliminate the expiration date on flight credits issued, approximately $7.9 billion in non-expiring flight credits were issued by the Company between July 2022 and December 2025, and the Company had previously estimated, based on both historical and projected redemption behavior at that time, approximately 23 percent of those non-expiring flight credits would not be redeemed by Customers, and correspondingly recorded estimated breakage revenue for those amounts over the time period July 2022 through December 2025. Based on the most recent flight credit redemption trends and updated projections of future redemptions for the remaining available non-expiring flight credits, the Company now believes that approximately 20 percent of the non-expiring flight credits originally issued between July 2022 and December 2025 will not be redeemed by Customers. Approximately $1.8 billion of such flight credits remain available as of June 30, 2026. As a result of this change in estimate, the Company is recording a second quarter 2026 reversal of breakage revenue of $285 million. No breakage revenue related to this population of non-expiring flight credits was recognized in first half 2026; thus, the entire amount of the second quarter 2026 breakage revenue reversal relates to years 2022 through 2025.

The timing of this adjustment in the second quarter 2026 was impacted by a combination of quantitative trends and qualitative factors affecting Customer behavior, including the Company's recent significant business transformation initiatives, changes to fare products and distribution channels, and changes to its flight credit policies. These factors altered historical Customer redemption patterns and reduced the predictive value of historical information observed during the period in which the credits were issued. As a result, management determined that Customer behavior

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

observed through the second quarter of 2026 provided a more reliable basis for estimating the ultimate level of unredeemed flight credits than had previously been determined.

The Company implemented a change to its flight credit policy, in which flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will typically have a specified expiration date of one year or less, depending on the type of fare purchased and form of payment used. However, some non-expiring flight credits continued to be issued subsequent to May 28, 2025, primarily due to reservations for future travel that were already in place as of that date that were subsequently modified or cancelled. This second quarter 2026 breakage revenue adjustment, and its corresponding increase to Air Traffic Liability, resulted in the following impact to results:

Three months ended June 30,
(in millions, except per share amounts)	2026
Breakage revenue adjustment	$(285)
Net income*	(185)
Net income per basic share	(0.38)
Net income per diluted share	(0.37)
* net of profit-sharing benefit and income taxes

Breakage estimates are based on Customers' historical travel behavior as well as assumptions about their future travel behavior. Assumptions about the Customers' future travel behavior can be impacted by several factors including but not limited to: fare increases; fare sales; changes to the Company's ticketing policies; changes to the Company’s refund, exchange, and unused flight credit policies; seat availability; economic factors; and the Company's observations about changes in actual Customer use of flight credits. See Note 5 for further information.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS

On May 19, 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes a new accounting model for environmental credits and related obligations. ASU 2026-02 provides guidance on the recognition, measurement, presentation, and disclosure of environmental credits, as well as obligations that may be settled using such credits. Under ASU 2026-02, environmental credits are recognized as assets when it is probable they will be used to satisfy a compliance obligation, transferred, or otherwise utilized in a qualifying manner. The accounting for these credits, including subsequent measurement, depends on whether they are expected to be used for compliance or noncompliance purposes. ASU 2026-02 also requires entities to recognize environmental credit obligations as activities occur that give rise to a regulatory requirement and introduces a measurement approach that is generally linked to the cost basis of credits expected to be used to settle such obligations. This standard is effective for public business entities for annual reporting periods beginning after December 15, 2027, including

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

interim periods within those annual periods, with early adoption permitted. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On September 18, 2025, the FASB issued ASU 2025-06, Accounting for and Disclosure of Software Costs. The new standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from Accounting Standards Codification ("ASC") 350-40 Intangibles—Goodwill and Other - Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met for entities to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). This standard is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may apply the guidance prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard includes the option for entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset as a part of estimating expected credit losses. The Company has elected this practical expedient as of first quarter 2026, and there was no significant impact on its financial statement presentation or disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard does not change the presentation of expense information or expense captions reported on the face of the income statement. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

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

The Company recorded expenses associated with fuel derivative contracts that settled during the three and six months ended June 30, 2025 and for amounts that remain in Accumulated Other Comprehensive Income ("AOCI") associated with previously terminated hedges during the three and six months ended June 30, 2026 and 2025. These expenses are reflected as a component of Aircraft fuel and related taxes expense within the unaudited Condensed Consolidated Statement of Comprehensive Income:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Location and amount reclassified from AOCI into income on cash flow hedging relationships
		Three months ended		Six months ended
	Income Statement	June 30,		June 30,
(in millions)	location	2026	2025	2026	2025
Fuel derivative contracts (gross)	Aircraft fuel and related taxes	$29	$36	$58	$73

Derivatives designated and qualified in cash flow hedging relationships
	Loss recognized in AOCI on derivatives, net of tax
	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Fuel derivative contracts	$—	$40	$—	$69

As of June 30, 2026, approximately $79 million remained in AOCI related to these previously closed positions, with approximately $58 million to be recognized in the remainder of 2026 and $21 million to be recognized in 2027. This balance in AOCI, which does not include any tax impact, will also be characterized as premium expense and similarly reclassified as an increase to Aircraft fuel and related taxes expense in future periods when the originally forecasted transactions occur (through the end of 2027) and is net of the impact of the cash proceeds from the hedge terminations. See Note 4 for additional information on AOCI.

All cash flows associated with purchasing and selling fuel derivatives (including terminations) are classified as Other operating cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

Interest Rate Derivatives

The Company holds interest rate swap agreements, which collectively qualify as a fair value hedge, related to its $750 million 5.25% unsecured notes due 2035. The primary objective for the Company's use of these agreements is to hedge against changes in the fair value of the debt instrument caused by changes in market interest rates, specifically SOFR, by converting the fixed rate interest of the debt to a floating rate. Under these agreements, the Company pays SOFR plus a margin on the notional amount of the debt and receives payments based on the fixed stated rate of the notes.

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the unaudited Condensed Consolidated Balance Sheet. The following table presents the location of the Company’s interest rate derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Derivatives designated as hedges
		Liability derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	6/30/2026	12/31/2025
Interest rate derivative contracts	Other noncurrent liabilities	28	16

The corresponding offsetting adjustment related to the liability (or asset) associated with the Company’s fair value hedges is to Long-term debt less current maturities.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Risk and Collateral

The Company had no cash collateral posted or received as of June 30, 2026.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    COMPREHENSIVE INCOME

Comprehensive income (loss) includes changes in the fair value of certain financial derivative instruments that qualified for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The Company terminated its remaining portfolio of fuel hedging contracts during second quarter 2025, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. See Note 3. The differences between Net income and Comprehensive income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
(in millions)	2026		2025
NET INCOME	$233		$213
Unrealized (gain) loss on fuel derivative instruments, net of deferred taxes of $7 and ($4)	22	(a)	(12)	(a)
Other, net of deferred taxes of $— and $1	1		1
Total other comprehensive income (loss)	$23		$(11)
COMPREHENSIVE INCOME	$256		$202
(a) Includes reclassification adjustments from AOCI into Aircraft fuel and related taxes expense associated with hedges previously terminated.

	Six months ended June 30,
(in millions)	2026		2025
NET INCOME	$460		$64
Unrealized (gain) loss on fuel derivative instruments, net of deferred taxes of $14 and ($4)	44	(a)	(12)	(a)
Other, net of deferred taxes of $— and $1	2		2
Total other comprehensive income (loss)	$46		$(10)
COMPREHENSIVE INCOME	$506		$54
(a) Includes reclassification adjustments from AOCI into Aircraft fuel and related taxes expense associated with hedges previously terminated.

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and six months ended June 30, 2026:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at March 31, 2026	$(108)	$106	$—	$1	$(1)
Reclassification to earnings	29	—	1	(7)	23
Balance at June 30, 2026	$(79)	$106	$1	$(6)	$22

(in millions)	Fuel derivatives	Defined benefit plan items	Other		Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(137)	$106	$(1)		$8	$(24)
Reclassification to earnings	58	—	2	(a)	(14)	46
Balance at June 30, 2026	$(79)	$106	$1		$(6)	$22

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2026:

Three months ended June 30, 2026
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$29	Aircraft fuel and related taxes
	7	Less: Tax expense
	$22	Net of tax
Other	$2	Other operating expenses
	(1)	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$23	Net of tax

Six months ended June 30, 2026
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$58	Aircraft fuel and related taxes
	14	Less: Tax expense
	$44	Net of tax
Other	$3	Other operating expenses
	(1)	Interest expense
	—	Less: Tax expense
	$2	Net of tax

Total reclassifications for the period	$46	Net of tax

5.    REVENUE

Passenger Revenues

The Company’s contracts with its Customers primarily consist of ticket sales, which are initially deferred as Air traffic liability. Passenger revenue associated with tickets is recognized when the performance obligation to the Customer is satisfied, which is primarily when travel is provided. For air travel on Southwest, the amount of tickets (which includes flight credits—also referred to as partial tickets) that will go unused, referred to as breakage, is estimated and recognized in Passenger revenue once the scheduled flight date has passed, in proportion to the pattern of rights exercised by the Customer.

Revenue is categorized by revenue source as the Company believes this best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following tables provide the components of Passenger revenue and Other revenue recognized for the three and six months ended June 30, 2026 and 2025:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended June 30,			Six months ended June 30,
(in millions)	2026		2025	2026		2025
Passenger non-loyalty	$6,104	(a)	$5,448	$11,292	(a)	$10,214
Passenger loyalty - air transportation	766		870	1,454		1,670
Passenger ancillary sold separately (b)	875		309	1,591		554
Total passenger revenues	$7,745		$6,627	$14,337		$12,438
(a) Includes a reversal of previously recognized breakage revenue of approximately $285 million, related to the periods July 2022 through December 2025. See Note 1 for further information.
(b) The increase in Passenger ancillary sold separately in the three and six months ended June 30, 2026 as compared with the respective prior periods was due to the Company's initiative to implement new ancillary products—bag fees for most fare products beginning May 28, 2025, and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Loyalty program	$578	$536	$1,135	$1,081
Other	59	37	117	67
Total other revenues	$637	$573	$1,252	$1,148

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

The Company defers revenue for points earned by Customers through the Co-brand Agreement and subsequently records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered. The marketing elements are recognized as Other revenue and the airline benefits are recognized as Passenger revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase. As a result of the 2025 amendments to the Co-brand Agreement, a larger portion of the Company's co-brand Chase® Visa credit card benefits from Chase are now being classified within Passenger revenues commensurate with the Company's ability to satisfy the associated performance obligations, which began in mid-2025 associated with its change in policy for checked bags, and in first quarter 2026 associated with its implementation of assigned and extra legroom seating initiatives.

As of June 30, 2026, and December 31, 2025, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Balance as of
(in millions)	June 30, 2026	December 31, 2025
Air traffic liability - passenger travel and ancillary passenger services	$4,010	$2,830
Air traffic liability - loyalty program	4,174	4,334
Total Air traffic liability	$8,184	$7,164

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage. Rollforwards of the Company's Air traffic liability - loyalty program for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Air traffic liability - loyalty program - beginning balance	$4,278	$4,841	$4,334	$4,849
Amounts deferred associated with points awarded	695	748	1,357	1,565
Revenue recognized from points redeemed - Passenger	(766)	(870)	(1,454)	(1,670)
Revenue recognized from points redeemed - Other	(33)	(26)	(63)	(51)
Air traffic liability - loyalty program - ending balance	$4,174	$4,693	$4,174	$4,693

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied. Rollforwards of the amounts included in Air traffic liability as of June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
(in millions)	2026	2025
Air traffic liability - beginning balance	$7,164	$8,242
Current period sales (a)	14,891	12,489
Revenue from amounts included in contract liability opening balances	(3,515)	(3,855)
Revenue from current period sales	(10,356)	(8,580)
Air traffic liability - ending balance	$8,184	$8,296
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

However, some non-expiring flight credits continued to be issued subsequent to May 28, 2025, primarily due to reservations for future travel that were already in place as of that date that were subsequently modified or cancelled. During second quarter 2026, in association with its former policy in which flight credits did not expire, the Company determined that a reversal of a portion of previously recognized breakage revenue was warranted. Approximately $7.9 billion in non-expiring flight credits were issued by the Company between July 2022 and December 2025. The Company had estimated a portion of those non-expiring flight credits would not be redeemed by Customers, and correspondingly recorded estimated breakage for those amounts over those periods. Due to higher-than-projected Customer redemptions of these non-expiring flight credits, along with updated projections of future redemptions, the Company has revised its estimates with regard to the remaining non-expiring flight credits that remain available for redemption. The Company determined that a reversal of a portion of previously recognized

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

breakage revenue of $285 million was warranted and recorded this adjustment during the three months ended June 30, 2026. This change in breakage revenue, and the corresponding impact to Passenger revenue, is considered a change in estimate (see Note 1 for further clarification).

The Company issues vacation travel credits for cancelled bookings resulting from the Getaways by Southwest™ ("Getaways") product, and these credits have an 18-month expiration period from the original booking date. As the Company believes that a portion of Customer travel credits (both flight credits and Getaways travel credits) issued will not be redeemed, it estimates and records breakage associated with such amounts.

The amount of Customer travel credits represents approximately 6 percent and 5 percent of the total Air traffic liability balance as of June 30, 2026, and December 31, 2025, respectively.

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). Basic net income per share is calculated by dividing Net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2025, an immaterial number of shares related to the Company's restricted stock units were excluded from the denominator because inclusion of such shares would be antidilutive. There were no antidilutive restricted stock units for the three and six months ended June 30, 2026. During second quarter 2025, the Company's remaining balance of 1.25 percent Convertible Senior Notes due 2025 (the "Convertible Notes") of $1.6 billion was repaid, settling both principal and accrued interest. For the three and six months ended June 30, 2025, the weighted-average impact for the outstanding portion of the Convertible Notes was immaterial.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
NUMERATOR:
Net income attributable to common stockholders	$233	$213	$460	$64

DENOMINATOR:
Weighted-average shares outstanding, basic	489	538	494	561
Dilutive effect of restricted stock units	4	3	4	3
Weighted-average shares outstanding, diluted	493	541	498	564

NET INCOME PER SHARE:
Basic	$0.48	$0.40	$0.93	$0.11
Diluted	$0.47	$0.39	$0.92	$0.11

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

As of June 30, 2026, the Company held certain items that are required to be measured at fair value on a recurring basis, including cash equivalents. The Company may also from time to time hold short-term investments and available-for-sale securities. The majority of the Company’s cash equivalents consist of instruments classified as Level 1. However, the Company classifies any certificates of deposit and time deposits it holds as Level 2 due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	June 30, 2026	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$3,391	$3,391	$—
Time deposits	400	—	400
Equity Securities	393	393	—
Total assets	$4,184	$3,784	$400
Liabilities
Interest rate derivatives (see Note 3)	$(28)	$—	$(28)
(a) Cash equivalents are primarily composed of money market investments.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	December 31, 2025	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$2,831	$2,831	$—
Time deposits	400	—	400
Equity Securities	457	457	—
Total assets	$3,688	$3,288	$400
Liabilities
Interest rate derivatives (see Note 3)	$(16)	$—	$(16)
(a) Cash equivalents are primarily composed of money market investments.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis, or on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026, or the year ended December 31, 2025.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of June 30, 2026, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

(in millions)	Maturity date	Carrying value	Estimated fair value	Fair value level hierarchy
3.000% Notes	2026	$300	$299	Level 2
7.375% Debentures	2027	102	104	Level 2
3.450% Notes	2027	300	296	Level 2
5.125% Notes	2027	1,727	1,735	Level 2
4.375% Notes	2028	750	744	Level 2
Term Loan Credit Facility	2029	1,500	1,500	Level 3
2.625% Notes	2030	500	463	Level 2
5.250% Notes	2035	722	697	Level 2

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	June 30, 2026	December 31, 2025
Trade receivables	$78	$98
Credit card receivables	208	152
Business partners	750	739
Taxes receivable	—	6
Reinsurance receivable and losses recoverable	67	89
Other	115	65
Accounts and other receivables	$1,218	$1,149

(in millions)	June 30, 2026	December 31, 2025
Intangible assets, net	$296	$296
Equity securities	393	457
Prepaid maintenance	316	299
Other	70	60
Other assets	$1,075	$1,112

(in millions)	June 30, 2026	December 31, 2025
Accounts payable trade	$368	$389
Salaries, withholdings, and payroll taxes	540	563
Ticket taxes and fees	452	333
Aircraft maintenance payable	31	45
Fuel payable	232	157
Dividends payable	88	93
Third party services	165	201
Other payable	196	210
Accounts payable	$2,072	$1,991

(in millions)	June 30, 2026	December 31, 2025
Profit-sharing and savings plans	$162	$157
Vacation pay	710	684
Health	204	206
Workers' compensation	270	242
Property and income taxes	83	73
Interest	27	27
Deferred supplier credits	9	24
Bonus pay	88	147
Reinsurance payable and losses payable	139	175
Aircraft maintenance	71	85
Advances and deposits	134	142
Other	350	387
Accrued liabilities	$2,247	$2,349

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	June 30, 2026	December 31, 2025
Postretirement obligation	$321	$321
Other deferred compensation	443	512
Deferred co-brand revenue	408	429
Other	55	44
Other noncurrent liabilities	$1,227	$1,306

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, other operating costs, and any gains or losses on the disposition of assets, none of which individually exceeded 10 percent of Total operating expenses. For the three and six months ended June 30, 2026, gains on the disposition of assets totaled $105 million and $187 million, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") for 737-7 ("-7") and 737-8 ("-8") aircraft (together, the "MAX aircraft"), which extends to 2031, was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts. The Company received 13 -8 aircraft deliveries from Boeing in second quarter 2026 and retired 10 aircraft (including five 737-700 ("-700") aircraft and the sale of one -700 aircraft and four 737-800 ("-800") aircraft). In addition, during second quarter 2026, the Company exercised six -7 options for delivery in 2027. During the six months ended June 30, 2026, the Company converted 19 2026 deliveries from -7 to -8 firm orders.

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

As of June 30, 2026, the Company had the following firm orders and options for future periods:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options		Total
2026	82		85		—		167	(c)
2027	37		46		7		90
2028	15		50		25		90
2029	38		34		18		90
2030	45		—		45		90
2031	45		—		45		90
	262	(a)	215	(b)	140	(b)	617
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
(c) Includes 23 -8 deliveries received year-to-date through June 30, 2026. In addition, the Company has included 81 of its 2024 and 2025 contractual but undelivered aircraft (27 -7s and 54 -8s) within its 2026 contractual commitments. The 2026 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	—	27
2025 Contractual Deliveries	—	54	54
2026 Contractual Deliveries	55	31	86
2026 Combined Contractual Total	82	85	167

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of June 30, 2026, were:

(in billions)	Remainder of 2026		2027	2028	2029	2030	2031	Total
Payments for capital commitments	$3.9	(a)	$3.0	$2.7	$2.5	$1.5	$1.2	$14.8
(a) Capital commitments associated with the Company's firm orders in 2026 of $3.9 billion include approximately $2.7 billion primarily related to the existing remaining scheduled 86 MAX aircraft to be delivered in 2026 and $1.2 billion related to 58 MAX aircraft (27 -7s and 31 -8s) that were contractually committed for 2024 and 2025, but were not received.
Subsequent to June 30, 2026, and through July 23, 2026, the Company exercised two -7 options for delivery in 2027, resulting in an immaterial change to the Company's capital commitments noted above.

Contingencies

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business and records a liability for such claims when it is probable that a loss will be incurred and the amount is reasonably estimable.

On December 27, 2019, a former Customer Service Agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground Employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was granted on July 25, 2025. Judgment was entered in favor of the Company on September 2, 2025, and Plaintiffs filed a notice of appeal on September 4, 2025. On May 6, 2026, Plaintiffs filed their opening appellate brief. The Company’s answering brief is due on August 4, 2026. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

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

Term Loan Credit Agreement

On March 11, 2026, the Company entered into a new term loan credit agreement (the "Term Loan Credit Agreement") with a third-party bank, providing for a $500 million senior secured term loan credit facility (the "Term Loan Facility") that was drawn in full on the closing date. The Term Loan Facility matures in full on March 11, 2029, and the Company has the right at any time to prepay the loans, in whole or in part, without premium or penalty, upon at least three business days’ prior written notice to the administrative agent. Amounts prepaid under the Term Loan Credit Agreement may not be reborrowed.

Additionally, the Term Loan Facility includes an uncommitted incremental term loan feature allowing up to $1 billion in incremental term loan commitments to be established from time to time in accordance with the terms and conditions set forth in the Term Loan Credit Agreement. On May 19, 2026, the Company executed an upsize of the Term Loan Facility for $1 billion of incremental term loan commitments, and amended the incremental term loan feature to allow for an additional $1 billion more of available uncommitted funds. As of June 30, 2026, the Company had a total outstanding loan balance of $1.5 billion related to the Term Loan Credit Agreement. The Term Loan Facility is secured by a grant of a security interest in certain aircraft and related assets.
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

Revolving Credit Facility

As of June 30, 2026, the Company had access to $1.5 billion under its amended and restated revolving credit facility (the "Amended Credit Agreement"), which expires in August 2028, reflecting the Company’s exercise of the accordion feature to increase the size of the facility on July 22, 2025. For the six months ended June 30, 2026 and 2025, there were no amounts outstanding under the Amended Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and six months ended June 30, 2026 and 2025 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended June 30,
	2026	2025	Change
Revenue passengers carried (000s)	34,331	35,507	(3.3)%
Enplaned passengers (000s)	44,518	44,385	0.3%
Revenue passenger miles (RPMs) (in millions)(a)	37,346	36,885	1.2%
Available seat miles (ASMs) (in millions)(b)	47,093	46,996	0.2%
Load factor(c)	79.3%	78.5%	0.8	pts.
Average length of passenger haul (miles)	1,088	1,039	4.7%
Average aircraft stage length (miles)	784	786	(0.3)%
Trips flown	367,740	367,952	(0.1)%
Seats flown (000s)(d)	59,009	59,265	(0.4)%
Seats per trip(e)	160.5	161.1	(0.4)%
Average passenger fare	$225.61	$186.65	20.9%
Passenger revenue yield per RPM (cents)(f)	20.74	17.97	15.4%
Operating revenues per ASM (cents)(g)	17.91	15.41	16.2%
Operating revenues per ASM, excluding special items (cents)	18.51	15.41	20.1%
Passenger revenue per ASM (cents)(h)	16.45	14.10	16.7%
Operating expenses per ASM (cents)(i)	17.30	14.94	15.8%
Operating expenses per ASM, excluding fuel (cents)	12.60	12.11	4.0%
Operating expenses per ASM, excluding special items (cents)	17.27	14.89	16.0%
Operating expenses per ASM, excluding fuel and special items (cents)	12.56	12.07	4.1%
Operating expenses per ASM, excluding fuel, profitsharing, and special items (cents)	12.45	12.04	3.4%
Fuel costs per gallon, including fuel tax (unhedged)	$3.87	$2.26	71.2%
Fuel costs per gallon, including fuel tax	$3.92	$2.32	69.0%
Fuel consumed, in gallons (millions)	564	570	(1.1)%
Active full-time equivalent Employees	73,456	72,242	1.7%
Aircraft at end of period	803	810	(0.9)%

	Six months ended June 30,
	2026	2025	Change
Revenue passengers carried (000s)	63,506	65,497	(3.0)%
Enplaned passengers (000s)	81,795	81,524	0.3%
Revenue passenger miles (RPMs) (in millions)(a)	68,497	67,513	1.5%
Available seat miles (ASMs) (in millions)(b)	89,142	88,427	0.8%
Load factor(c)	76.8%	76.3%	0.5	pts.
Average length of passenger haul (miles)	1,079	1,031	4.7%
Average aircraft stage length (miles)	781	779	0.3%
Trips flown	698,110	699,838	(0.2)%
Seats flown (000s)(d)	112,039	112,502	(0.4)%
Seats per trip(e)	160.5	160.8	(0.2)%
Average passenger fare	$225.76	$189.90	18.9%
Passenger revenue yield per RPM (cents)(f)	20.93	18.42	13.6%
Operating revenues per ASM (cents)(g)	17.59	15.46	13.8%
Operating revenues per ASM, excluding special items (cents)	17.91	15.46	15.8%
Passenger revenue per ASM (cents)(h)	16.08	14.07	14.3%
Operating expenses per ASM (cents)(i)	16.90	15.46	9.3%
Operating expenses per ASM, excluding fuel (cents)	12.90	12.55	2.8%
Operating expenses per ASM, excluding special items (cents)	16.89	15.33	10.2%
Operating expenses per ASM, excluding fuel and special items (cents)	12.88	12.42	3.7%
Operating expenses per ASM, excluding fuel, profitsharing, and special items (cents)	12.76	12.40	2.9%
Fuel costs per gallon, including fuel tax (unhedged)	$3.31	$2.33	42.1%
Fuel costs per gallon, including fuel tax	$3.37	$2.40	40.4%
Fuel consumed, in gallons (millions)	1,059	1,071	(1.1)%
Active full-time equivalent Employees	73,456	72,242	1.7%
Aircraft at end of period	803	810	(0.9)%
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

	Three months ended June 30,
(in millions, except per share amounts)
GAAP	2026	2025	% Change
Operating income	$285	$225	26.7%
Net income	$233	$213	9.4%
Net income per share, diluted	$0.47	$0.39	20.5%

Non-GAAP
Operating income	$585	$245	138.8%
Net income	$465	$230	102.2%
Net income per share, diluted	$0.94	$0.43	119.0%

	Six months ended June 30,
(in millions, except per share amounts)
GAAP	2026	2025	% Change
Operating income	$615	$2	n.m.
Net income	$460	$64	n.m.
Net income per share, diluted	$0.92	$0.11	n.m.

Non-GAAP
Operating income	$915	$117	n.m.
Net income	$691	$153	n.m.
Net income per share, diluted	$1.39	$0.27	n.m.

Despite a dynamic cost and fuel environment, the Company’s Operating income, Net income, and Net income per share, diluted, for the three and six months ended June 30, 2026, on a GAAP and non-GAAP basis, improved compared with the same prior year period, driven primarily by strong revenue performance, including an all-time quarterly record Operating revenue performance for the three months ended June 30, 2026, partially offset by higher Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. On a GAAP basis, the Company’s results for the three and six months ended June 30, 2026, included a reversal of $285 million of breakage revenue recorded in prior years related to a portion of flight credits issued to Customers between July 2022 and December 2025 that have either been redeemed or are expected to be redeemed in future periods. This adjustment was treated as a special item and excluded from the Company’s presentation of non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and Notes 1 and 5 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expense for the six months ended June 30, 2025, on a non-GAAP basis, excluded pre-tax charges of $115 million, most notably $62 million related to severance and related professional fees associated with the Company's February 2025 reduction in workforce.

Company Overview

The Company has substantially completed the implementation of its previously announced transformational initiatives, which were planned and designed to attract new Customers and improve both the Company's operational and financial performance. Since the introduction of assigned and extra legroom seating on January 27, 2026, the Company has successfully integrated these offerings into its operations, contributing to improved passenger yields and incremental revenue. Despite significantly higher fuel costs, results reflect record revenue performance, significant earnings growth and margin expansion, broad demand strength, continued cost discipline, and strong Customer engagement with the Company’s enhanced product offering.

The Company has also continued to enhance its onboard offerings, with improvements such as in-seat power, larger overhead bins, and upgraded WiFi, with the first Starlink-equipped aircraft entering service on June 22, 2026, marking the beginning of a new era of inflight connectivity at Southwest. Work is well underway on a refreshed cabin design, including new, more comfortable RECARO seats. As of July 22, 2026, 107 aircraft retrofitted with RECARO seats have been placed into service. In addition, the Company entered into new partnerships with Singapore Airlines, which will enable jointly operated itineraries connecting through the carriers' shared gateway airports in Los Angeles, Seattle-Tacoma, and San Francisco, and with Air Premia, which will enable travel across the Pacific with interline connections at the carriers' shared gateway airports in Honolulu, Los Angeles, and San Francisco. Since February 13, 2025, the Company has implemented and/or announced strategic partnerships with a total of nine carriers, through which Customers can book itineraries that connect the Company's vast domestic network to destinations around the world.

The ongoing geopolitical developments in the Middle East continue to impact the market prices of products that are derived from crude oil, including jet fuel. The Company’s second quarter Aircraft fuel and related taxes expense was $2.2 billion, or $3.92 per gallon, compared with the first quarter Aircraft fuel and related taxes expense of $1.4 billion, or $2.73 per gallon. The forward curve on July 17, 2026 implied a third quarter 2026 fuel cost per gallon, including related taxes, between $3.70 and $3.75. The Company currently expects to utilize approximately 532 million gallons of jet fuel during third quarter 2026.

In second quarter 2026, the Company also paid $88 million to Shareholders through dividends. See "Liquidity and Capital Resources" below for further information.

To further improve its financial performance, the Company has also intensified its network optimization efforts. Effective June 4, 2026, the Company suspended operations at Chicago O'Hare International Airport and Washington Dulles International Airport and reduced staffing at Hartsfield-Jackson Atlanta International Airport, Fort Lauderdale-Hollywood International Airport, and Philadelphia International Airport. A majority of affected Employees were able to transfer to similar positions across the Company's network and remain employed by Southwest.

On April 7, 2026, the Company's 34 Network Operations Control Customer Planners represented by the International Association of Machinists and Aerospace Workers ("IAM") voted to ratify the tentative agreement reached on March 27, 2026, as part of the accretion process to join an existing IAM-represented collective bargaining unit. The newly ratified agreement becomes amendable in December 2027.

Material Changes in Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three months ended June 30,		Increase (Decrease)	Percent change
(in millions)	2026	2025
Passenger	$7,745	$6,627	$1,118	16.9%
Freight	50	44	6	13.6
Other	637	573	64	11.2
Total operating revenues	$8,432	$7,244	$1,188	16.4%

Salaries, wages, and benefits	$3,499	$3,262	$237	7.3%
Aircraft fuel and related taxes	2,215	1,326	889	67.0
Maintenance materials and repairs	294	331	(37)	(11.2)
Landing fees and airport rentals	636	567	69	12.2
Depreciation and amortization	402	400	2	0.5
Other operating expenses	1,101	1,133	(32)	(2.8)
Total operating expenses	$8,147	$7,019	$1,128	16.1%

Operating Revenues

Total operating revenues for second quarter 2026 increased by $1.2 billion, or 16.4 percent, year-over-year, to achieve an all-time quarterly Company record of $8.4 billion, despite a $285 million decrease related to a breakage adjustment, which was treated as a special item and excluded from the Company's presentation of non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and see Notes 1 and 5 to the unaudited Condensed Consolidated Financial Statements for further information. Passenger revenues for second quarter 2026 increased by $1.1 billion, or 16.9 percent, year-over-year, driven primarily by a higher percentage of Customers purchasing higher fare categories as a result of the enhanced fare structure, coupled with an increase in new ancillary products implemented by the Company, including bag fee revenues for first and second checked bags for tickets purchased on or after May 28, 2025, and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives. Other revenues for second quarter 2026 increased by $64 million, or 11.2 percent, year-over-year, driven primarily by improved retail spend on the Company's co-branded credit cards. Second quarter 2026 RASM was 17.91 cents, finishing 16.2 percent higher than second quarter 2025. The unit revenue increase was primarily due to a 15.4 percent increase in yield as a result of broad demand strength and strong Customer engagement with the Company's enhanced product offering, including an increase in ancillary revenues, along with a 0.8 point year-over-year increase in Load factor. Second quarter 2026 RASM, excluding special items, was 18.51 cents, finishing 20.1 percent higher than second quarter 2025. See Reconciliation of Reported Amounts to Non-GAAP Financial Measures and Note Regarding Use of Non-GAAP Financial Measures for further information.

Operating Expenses

Operating expenses for second quarter 2026 increased by $1.1 billion, or 16.1 percent, compared with second quarter 2025, and capacity increased 0.2 percent over the same prior year period. Operating expenses, excluding special items, increased $1.1 billion, or 16.2 percent, compared with second quarter 2025. The vast majority of the dollar increase was due to higher Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. The following table presents the Company's Operating expenses per ASM for the second quarter of 2026 and 2025, followed by explanations of these changes on both a dollar and unit basis.

	Three months ended June 30,				Per ASM change		Percent change
(in cents, except for percentages)	2026		2025
Salaries, wages, and benefits	7.44	¢	6.94	¢	0.50	¢	7.2%
Aircraft fuel and related taxes	4.70		2.83		1.87		66.1
Maintenance materials and repairs	0.62		0.70		(0.08)		(11.4)
Landing fees and airport rentals	1.35		1.21		0.14		11.6
Depreciation and amortization	0.85		0.85		—		—
Other operating expenses	2.34		2.41		(0.07)		(2.9)
Total	17.30	¢	14.94	¢	2.36	¢	15.8%
Operating expenses per ASM for second quarter 2026 increased by 15.8 percent compared with second quarter 2025, primarily due to an increase in Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. Operating expenses per ASM for second quarter 2026, excluding Aircraft fuel and related taxes expense, profit sharing, and special items (a non-GAAP financial measure), increased 3.4 percent, compared with second quarter 2025, primarily due to wage rate inflation in Salaries, wages, and benefits expense in 2026. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for second quarter 2026 increased by $237 million, or 7.3 percent, compared with second quarter 2025. On a per ASM basis, second quarter 2026 Salaries, wages, and benefits expense increased 7.2 percent, compared with second quarter 2025. On a dollar and per ASM basis, the majority of the increase was due to step/pay rate increases and related benefits for the Company's workforce.

Aircraft fuel and related taxes expense for second quarter 2026 increased by $889 million, or 67.0 percent, compared with second quarter 2025. On a per ASM basis, second quarter 2026 Aircraft fuel and related taxes expense increased 66.1 percent. On a dollar and per ASM basis, the increase was primarily attributable to increased jet fuel prices, particularly due to recent market disruptions and worldwide geopolitical events. The following table provides more information on the Company's fuel costs per gallon, including the impact of fuel hedging net premium expense associated with previously terminated fuel derivative contracts:

	Three months ended June 30,
	2026		2025
Fuel costs per gallon	$3.92		$2.32
Fuel hedging premium expense (in millions)	$29	(a)	$36	(a)
Fuel hedging premium expense per gallon	$0.05	(a)	$0.06	(a)
(a) Includes amounts reclassified from AOCI associated with hedges previously terminated. See Notes 3 and 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments and AOCI, respectively.

The Company's second quarter 2026 available seat miles per gallon ("fuel efficiency") increased 1.3 percent, year-over-year, with the improvement primarily due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

Maintenance materials and repairs expense for second quarter 2026 decreased by $37 million, or 11.2 percent, compared with second quarter 2025. On a per ASM basis, Maintenance materials and repairs expense decreased 11.4 percent compared with second quarter 2025. On a dollar and per ASM basis, the decrease was primarily due to a decrease in -700 engine shop visits.

Landing fees and airport rentals expense for second quarter 2026 increased by $69 million, or 12.2 percent, compared with second quarter 2025. On a per ASM basis, Landing fees and airport rentals expense increased 11.6 percent, compared with second quarter 2025. On a dollar and per ASM basis, approximately 50 percent of the increase was attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space, approximately 25 percent of the increase was due to higher landing fees throughout the network driven by increased usage of the heavier -8 aircraft as well as higher rates, and the remaining increase was primarily due to receiving fewer favorable settlements and credits from various airports in 2026.

Depreciation and amortization expense for second quarter 2026 increased by $2 million, or 0.5 percent, compared with second quarter 2025. On a per ASM basis, Depreciation and amortization expense remained flat compared with second quarter 2025. On a dollar basis, this increase was primarily due to approximately $40 million in increased depreciation as a result of new assets acquired and placed into service, including aircraft, technology, and ground equipment, which was mostly offset by a $25 million decrease in depreciation as a result of a change in estimate for certain airframe and engine assets due to prevailing market conditions and a $16 million reduction due to aircraft and related assets that were retired and/or became fully depreciated since second quarter 2025.

Other operating expenses for second quarter 2026 decreased by $32 million, or 2.8 percent, compared with second quarter 2025. Included within this line item was aircraft rentals expense in the amounts of $75 million and $80 million for the three-month periods ended June 30, 2026 and 2025, respectively. On a per ASM basis, Other operating expenses decreased 2.9 percent, compared with second quarter 2025. On a dollar and per ASM basis, the decrease was primarily due to higher year-over-year gains on the disposition of assets, primarily previously retired engines and aircraft, partially offset by an increase in revenue-related expenses driven by increased credit card transactions, the Company's free inflight WiFi offering, and higher Employee-related expenses driven by redeye flying.

Non-Operating Expenses (Income)

Interest expense for second quarter 2026 increased by $25 million, or 64.1 percent, compared with second quarter 2025, primarily due to various debt financing transactions executed since second quarter 2025. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Interest income for second quarter 2026 decreased by $21 million, or 38.9 percent, compared with second quarter 2025, primarily due to lower investment balances and a lower average interest rate in the Company's total investment portfolio.

Other (gains) losses, net, for second quarter 2026 increased by $13 million, or 48.1 percent, compared with second quarter 2025, primarily related to impacts from the Company's nonqualified benefit plan obligations driven by volatility in the stock market.

Income Taxes

The Company's effective tax rate was 23.8 percent in second quarter 2026, compared with 23.9 percent in second quarter 2025.

Comparison of the six months ended June 30, 2026 and 2025

	Six months ended June 30,		Increase (Decrease)	Percent change
(in millions)	2026	2025
Passenger	$14,337	$12,438	$1,899	15.3%
Freight	93	86	7	8.1
Other	1,252	1,148	104	9.1
Total operating revenues	$15,682	$13,672	$2,010	14.7%

Salaries, wages, and benefits	$6,797	$6,364	$433	6.8%
Aircraft fuel and related taxes	3,571	2,575	996	38.7
Maintenance materials and repairs	552	623	(71)	(11.4)
Landing fees and airport rentals	1,208	1,090	118	10.8
Depreciation and amortization	800	795	5	0.6
Other operating expenses	2,139	2,223	(84)	(3.8)
Total operating expenses	$15,067	$13,670	$1,397	10.2%
Operating Revenues

Total operating revenues for the first six months of 2026 increased $2.0 billion, or 14.7 percent, year-over-year, despite a $285 million decrease related to a breakage adjustment, which was treated as a special item and excluded from the Company's presentation of non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and see Note 1 to the unaudited Condensed Consolidated Financial Statements for further information. Passenger revenues for the six months ended June 30, 2026, increased by $1.9 billion, or 15.3 percent, compared with the first six months of 2025, primarily due to a higher percentage of Customers purchasing higher fare categories as a result of the enhanced fare structure, coupled with an increase in bag fee revenues for the first and second checked bags for tickets purchased on or after May 28, 2025, and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives. Other revenues for the first six months of 2026 increased by $104 million, or 9.1 percent, year-over-year, driven primarily by improved retail spend on the Company's co-branded credit cards. The first six months of 2026 RASM was $17.59 cents, finishing 13.8 percent higher than the first six months of 2025. The unit revenue increase was primarily due to a 13.6 percent increase in yield as a result of broad demand strength and strong Customer engagement with the Company's enhanced product offering, including an increase in ancillary revenues, along with a 0.5 point year-over-year increase in Load factor. The first six months of 2026 RASM, excluding special items was 17.91 cents, finishing 15.8 percent higher than the first six months of 2025. See Reconciliation of Reported Amounts to Non-GAAP Financial Measures and Note Regarding Use of Non-GAAP Financial Measures for further information.

Operating Expenses

Operating expenses for the first six months of 2026 increased $1.4 billion, or 10.2 percent, compared with the first six months of 2025, and capacity increased 0.8 percent over the same prior year period. The vast majority of the dollar increase was due to higher Aircraft fuel and related taxes expense, Salaries, wages, and benefits expense, and Landing fees and airport rentals expense. The following table presents the Company's Operating expenses per ASM for the first six months of 2026 and 2025, followed by explanations of these changes on a dollar and unit basis.

	Six months ended June 30,				Per ASM		Percent
(in cents, except for percentages)	2026		2025		change		change
Salaries, wages, and benefits	7.61	¢	7.20	¢	0.41	¢	5.7%
Aircraft fuel and related taxes	4.00		2.91		1.09		37.5
Maintenance materials and repairs	0.62		0.70		(0.08)		(11.4)
Landing fees and airport rentals	1.36		1.23		0.13		10.6
Depreciation and amortization	0.90		0.90		—		—
Other operating expenses	2.41		2.52		(0.11)		(4.4)
Total	16.90	¢	15.46	¢	1.44	¢	9.3%

Operating expenses per ASM for the first six months of 2026 increased 9.3 percent, compared with the first six months of 2025, primarily due to an increase in Aircraft fuel and related taxes expense, Salaries, wages, and benefits expense, and Landing fees and airport rentals expense. Operating expenses per ASM for the first six months of 2026, excluding Aircraft fuel and related taxes expense, profit sharing, and special items (a non-GAAP financial measure), increased 2.9 percent, year-over-year, primarily due to wage rate inflation in Salaries, wages, and benefits expense. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first six months of 2026 increased by $433 million, or 6.8 percent, compared with the first six months of 2025. On a per ASM basis, Salaries, wages, and benefits expense for the first six months of 2026 increased 5.7 percent, compared with the first six months of 2025. On a dollar and per ASM basis, the majority of the increase was due to step/pay rate increases and related benefits for the Company's workforce.

Aircraft fuel and related taxes expense for the first six months of 2026 increased $996 million, or 38.7 percent, compared with the first six months of 2025. On a per ASM basis, Aircraft fuel and related taxes expense for the first six months of 2026 increased 37.5 percent. On a dollar and per ASM basis, the increase was primarily attributable to higher jet fuel prices, particularly due to market disruptions and worldwide geopolitical events that began in March 2026. The following table provides more information on the Company's fuel cost per gallon, including the impact of fuel hedging net premium expense associated with previously terminated fuel derivative contracts:

	Six months ended June 30,
	2026		2025
Fuel costs per gallon	$3.37		$2.40
Fuel hedging premium expense (in millions)	$58	(a)	$73	(a)
Fuel hedging premium expense per gallon	$0.06	(a)	$0.07	(a)
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Notes 3 and 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments and AOCI, respectively.

Maintenance materials and repairs expense for the first six months of 2026 decreased $71 million, or 11.4 percent, compared with the first six months of 2025. On a per ASM basis, Maintenance materials and repairs expense decreased 11.4 percent, compared with the first six months of 2025. On a dollar and per ASM basis, the decrease was primarily due to a decrease in -700 engine shop visits.

Landing fees and airport rentals expense for the first six months of 2026 increased $118 million, or 10.8 percent, compared with the first six months of 2025. On a per ASM basis, Landing fees and airport rentals expense increased 10.6 percent, compared with the first six months of 2025. On a dollar and per ASM basis, approximately 55 percent of the increase was attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space, approximately 25 percent of the increase was due to higher landing fees throughout the network driven by increased usage of the heavier -8 aircraft as well as higher rates, and approximately 20 percent was due to receiving fewer favorable settlements and credits from various airports in 2026.

Depreciation and amortization expense for the first six months of 2026 increased $5 million, or 0.6 percent, compared with the first six months of 2025. On a per ASM basis, Depreciation and amortization expense remained flat compared with the first six months of 2025. On a dollar basis, this increase was primarily due to approximately $78 million in increased depreciation as a result of new assets acquired and placed into service, including aircraft, technology, and ground equipment, and various other individual increases that were not significant. These increases were mostly offset by a $53 million decrease in depreciation as a result of a change in estimate for certain airframe and engine assets due to prevailing market conditions and a $34 million reduction due to aircraft and related assets that were retired and/or became fully depreciated since second quarter 2025.

Other operating expenses for the first six months of 2026 decreased $84 million, or 3.8 percent, compared with the first six months of 2025. Included within this line item was aircraft rentals expense in the amount of $150 million and $167 million for the six months ended June 30, 2026 and 2025, respectively. On a per ASM basis, Other operating expenses decreased 4.4 percent, compared with the first six months of 2025. On a dollar and per ASM basis, the decrease was primarily due to higher year-over-year gains on the disposition of assets, primarily previously retired engines and aircraft, partially offset by an increase in revenue-related expenses driven by increased credit card transactions, the Company's free inflight WiFi offering, and higher Employee-related expenses driven by redeye flying.

Non-Operating Expenses (Income)

Interest expense for the first six months of 2026 increased $33 million, or 38.8 percent, compared with the first six months of 2025, primarily due to various debt financing transactions executed since second quarter 2025. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Interest income for the first six months of 2026 decreased $81 million, or 58.7 percent, compared with the first six months of 2025, primarily due to lower investment balances and a lower average interest rate in the Company's total investment portfolio.

Other (gains) losses, net, for the first six months of 2026 increased $4 million, or 44.4 percent, compared with the first six months of 2025, primarily related to impacts from the Company's nonqualified benefit plan obligations driven by volatility in the stock market.

Income Taxes

The Company's effective tax rate was approximately 22.2 percent for the first six months of 2026, compared with 27.4 percent for the first six months of 2025. The first half 2025 tax rate was higher than first half 2026 due to certain discrete tax items and lower pre-tax book income in 2025, both of which had a disproportionate impact on first half 2025's tax rate.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts) (See Note Regarding Use of Non-GAAP Financial Measures for further information)

		Three months ended June 30,		Percent	Six months ended June 30,		Percent
		2026	2025	Change	2026	2025	Change
	Operating revenues, as reported	$8,432	$7,244		$15,682	$13,672
(a)	Add: Breakage revenue adjustment	285	—		285	—
	Operating revenues, excluding special items	$8,717	$7,244	20.3	$15,967	$13,672	16.8

	Aircraft fuel and related taxes, unhedged	$2,186	$1,290		$3,513	$2,502
(b)	Add: Premium cost of fuel contracts designated as hedges	29	36		58	73
	Aircraft fuel and related taxes, as reported	$2,215	$1,326	67.0	$3,571	$2,575	38.7

	Total operating expenses, as reported	$8,147	$7,019		$15,067	$13,670
	Deduct: Impairment of long-lived assets	—	(8)		—	(8)
	Deduct: Litigation accruals	—	—		—	(19)
	Deduct: Transformation costs	—	(12)		—	(26)
(c)	Deduct: Severance and related costs	(15)	—		(15)	(62)
	Total operating expenses, excluding special items	$8,132	$6,999	16.2	$15,052	$13,555	11.0
	Deduct: Aircraft fuel and related taxes expense, as reported	(2,215)	(1,326)		(3,571)	(2,575)
	Operating expenses, excluding Aircraft fuel and related taxes expense and special items	$5,917	$5,673	4.3	$11,481	$10,980	4.6
	Deduct: Profit-sharing expense	(53)	(14)		(103)	(14)
	Operating expenses, excluding Aircraft fuel and related taxes expense, special items, and profit sharing	$5,864	$5,659	3.6	$11,378	$10,966	3.8

	Operating income, as reported	$285	$225		$615	$2
(a)	Add: Breakage revenue adjustment	285	—		285	—
	Add: Impairment of long-lived assets	—	8		—	8
	Add: Litigation accruals	—	—		—	19
	Add: Transformation costs	—	12		—	26
(c)	Add: Severance and related costs	15	—		15	62
	Operating income, excluding special items	$585	$245	138.8	$915	$117	682.1

	Total operating revenues, as reported	$8,432	$7,244		$15,682	$13,672
	Operating margin, as reported	3.4%	3.1%	0.3 pts.	3.9%	—%	3.9 pts.
	Add: Impact of special items	3.3%	0.3%		1.8%	0.9%
	Operating margin, excluding special items	6.7%	3.4%	3.3 pts.	5.7%	0.9%	4.8 pts.

	Income before income taxes, as reported	$306	$280		$592	$88
(a)	Add: Breakage revenue adjustment	285	—		285	—
	Add: Impairment of long-lived assets	—	8		—	8
	Add: Litigation accruals	—	—		—	19
	Add: Transformation costs	—	12		—	26

		Three months ended June 30,		Percent	Six months ended June 30,		Percent
		2026	2025	Change	2026	2025	Change
(c)	Add: Severance and related costs	15	—		15	62
	Income before income taxes, excluding special items	$606	$300	102.0	$892	$203	339.4

	Provision for income taxes, as reported	$73	$67		$132	$24
(d)	Add: Net income tax impact of fuel and special items	68	3		69	26
	Provision for income taxes, net, excluding special items	$141	$70	101.4	$201	$50	302.0

	Net income, as reported	$233	$213		$460	$64
(a)	Add: Breakage revenue adjustment	285	—		285	—
	Add: Litigation accruals	—	—		—	19
	Add: Transformation costs	—	12		—	26
(c)	Add: Severance and related costs	15	—		15	62
	Add: Impairment of long-lived assets	—	8		—	8
(d)	Deduct: Net income tax impact of special items	(68)	(3)		(69)	(26)
	Net income, excluding special items	$465	$230	102.2	$691	$153	351.6

	Total operating revenues, as reported	$8,432	$7,244		$15,682	$13,672
	Net margin, as reported	2.8%	2.9%	(0.1) pts.	2.9%	0.5%	2.4 pts.
	Add: Impact of special items	3.3%	0.3%		1.8%	0.8%
(d)	Deduct: Net income tax impact of special items	(0.8)%	—%		(0.4)%	(0.2)%
	Net margin, excluding special items	5.3%	3.2%	2.1 pts.	4.3%	1.1%	3.2 pts.

	Net income per share, diluted, as reported	$0.47	$0.39		$0.92	$0.11
	Add: Impact of special items	0.61	0.05		0.61	0.21
(d)	Deduct: Net income tax impact of special items	(0.14)	(0.01)		(0.14)	(0.05)
	Net income per share, diluted, excluding special items	$0.94	$0.43	118.6	$1.39	$0.27	414.8

	Operating revenues per ASM (cents), as reported	17.91 ¢	15.41 ¢		17.59 ¢	15.46 ¢
	Add: Impact of special items	0.60	—		0.32	—
	Operating revenues per ASM, excluding special items (cents)	18.51 ¢	15.41 ¢	20.1	17.91 ¢	15.46 ¢	15.8

	Operating expenses per ASM (cents)	17.30 ¢	14.94 ¢		16.90 ¢	15.46 ¢
	Deduct: Impact of special items	(0.04)	(0.04)		(0.02)	(0.13)
	Deduct: Aircraft fuel and related taxes expense divided by ASMs	(4.70)	(2.83)		(4.00)	(2.91)
	Deduct: Profit-sharing expense divided by ASMs	(0.11)	(0.03)		(0.12)	(0.02)
	Operating expenses per ASM, excluding Aircraft fuel and related taxes expense, special items, and profit sharing (cents)	12.45 ¢	12.04 ¢	3.4	12.76 ¢	12.40 ¢	2.9

(a) Represents a change in breakage revenue estimate related to non-expiring flight credits the Company issued to Passengers between July 2022 and December 2025. Due to higher-than-projected Customer redemptions of these non-expiring flight credits, along with updated projections of future redemptions, the Company has revised its estimates with regards to the remaining non-expiring flight credits that remain available for redemption. See Notes 1 and 5 to the unaudited Condensed Consolidated Financial Statements.
(b) Includes amounts reclassified from AOCI associated with hedges previously terminated. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information.
(c) Represents Employee severance and other related payments resulting from corporate workforce reductions.
(d) Tax amounts for each individual special item are calculated at the Company's effective rate for the applicable period and totaled in this line item.

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	June 30, 2026		June 30, 2025
Operating income, as reported	$1,041		$318
Breakage revenue adjustment	285		116
Severance and related costs	15		62
Voluntary Employee programs	—		5
Net impact from fuel contracts	—		(43)
Professional advisory fees	—		30
Transformation costs	7		30
DOT settlement	(11)		—
Litigation accruals	—		19
Impairments	—		8
Operating income, non-GAAP	$1,337		$545
Net adjustment for aircraft leases (a)	211		182
Adjusted operating income, non-GAAP (A)	$1,548		$727

Non-GAAP tax rate (B)	22.4%	(d)	22.6%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$1,201		$563

Debt, including finance leases (b)	$4,888		$6,699
Equity (b)	7,543		9,718
Net present value of aircraft operating leases (b)	857		967
Average invested capital	$13,288		$17,384
Equity adjustment for hedge accounting (c)	8		31
Adjusted average invested capital (D)	$13,296		$17,415

Non-GAAP ROIC, pre-tax (A/D)	11.6%		4.2%

Non-GAAP ROIC, after-tax (C/D)	9.0%		3.2%
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
(d) The GAAP twelve month rolling tax rate as of June 30, 2026, was 21.5 percent, and the Non-GAAP twelve month rolling tax rate was 22.4 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP twelve month rolling tax rate as of June 30, 2025, was 22.3 percent, and the Non-GAAP twelve month rolling tax rate was 22.6 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

Accordingly, the Company also provides financial information in this filing that was not prepared in accordance with GAAP and should not be considered as a substitute for the information prepared in accordance with GAAP. The Company provides supplemental non-GAAP financial information (also referred to as "excluding special items"). Management believes special items can distort the trends associated with the Company’s ongoing performance. Therefore, management utilizes non-GAAP financial measures to evaluate the Company’s financial performance, anticipate future operating results, and assess trends without the impact of items that can vary significantly from period to period. The following measures are often provided, excluding special items, and are utilized by the Company’s management, analysts, and investors to enhance comparability of year-over-year results, as well as to industry trends: Operating revenues, non-GAAP; Total operating expenses, non-GAAP; Operating expenses, non-GAAP excluding Aircraft fuel and related taxes expense; Operating expenses, non-GAAP excluding Aircraft fuel and related taxes expense and profit sharing; Operating income, non-GAAP; Adjusted Operating income, non-GAAP; Income before income taxes, non-GAAP; Provision for income taxes, net, non-GAAP; Net income, non-GAAP; Net income per share, diluted, non-GAAP; Operating revenues per ASM, non-GAAP (cents); Operating expenses per ASM, non-GAAP, excluding Aircraft fuel and related taxes expense and profit sharing (cents); Return on invested capital, non-GAAP; adjusted operating margin; and adjusted net margin.

For the periods presented, special items include:

1.Charges associated with tentative litigation settlements regarding paid short-term military leave to certain Employees;
2.Expenses associated with professional advisory fees related to the Company's implementation of its comprehensive transformational plan;
3.Charges associated with Employee severance and other related payments resulting from corporate workforce reductions;
4.Reversal of breakage revenue recorded in prior years related to a portion of non-expiring flight credits issued to Customers between July 2022 and December 2025 that have either been redeemed or are expected to be redeemed in future periods;
5.Non-cash impairment charges to remove certain assets from the unaudited Condensed Consolidated Balance Sheet that are no longer in use;
6.Expenses associated with incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company or associated with the ongoing operation of the airline;
7.Incremental expense associated with a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service; and
8.A charge associated with a settlement reached with the Department of Transportation ("DOT") as a result of the Company's December 2022 operational disruption.
The Company has also provided its calculation of return on invested capital ("ROIC"), which is a measure of financial performance used by management to evaluate its investment returns on capital. ROIC is not a substitute for financial results as reported in accordance with GAAP and should not be utilized in place of such GAAP results. Return on invested capital is not a measure defined by GAAP. It is calculated by the Company, in part, using non-GAAP financial measures, which include charges or benefits that are deemed "special items." As noted above, the Company believes "special items" make it difficult to compare to prior periods, anticipated future periods, or industry trends since these items cannot be reliably predicted or estimated. The Company believes non-GAAP ROIC is a meaningful measure because it quantifies the Company's effectiveness in generating returns relative to the capital it has invested in its business. Although ROIC is commonly used as a measure of capital efficiency, definitions of return on invested capital differ; therefore, the Company is providing an explanation of its calculation for non-GAAP return on invested capital in the accompanying reconciliation in order to allow investors to compare and contrast its calculation to the calculations provided by other companies.

Liquidity and Capital Resources

Net cash provided by operating activities was $530 million for the three months ended June 30, 2026, compared with $401 million provided by operating activities in the same prior year period. Net cash provided by operating activities was $1.9 billion for the six months ended June 30, 2026 compared with $1.3 billion provided by operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the six months ended June 30, 2026, were largely impacted by the Company's net results (as adjusted for noncash items), a $97 million profit-sharing contribution related to 2025 results pursuant to the Company's Retirement Savings Plan, and a $1.0 billion increase in Air traffic liability driven by seasonal bookings for future travel. The operating cash flows for the six months ended June 30, 2025, were largely impacted by the Company's net results (as adjusted for noncash items), a $103 million profit-sharing contribution related to 2024 results pursuant to the Company's Retirement Savings Plan, and a $55 million increase in Air traffic liability driven by higher ticket sales. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities totaled $560 million during the three months ended June 30, 2026, compared with $882 million used in investing activities in the same prior year period. Net cash used in investing activities totaled $1.0 billion during the six months ended June 30, 2026, compared with $259 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures, as well as proceeds from the sale of various capital assets, and the prior year also included changes in the balance of the Company's short-term and noncurrent investments. During the six months ended June 30, 2026, gross Capital expenditures were $1.4 billion, and the Company had $450 million proceeds from sales of assets, compared with $1.2 billion gross Capital expenditures, and $51 million proceeds from sales of assets in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in average delivery payment balances for scheduled future aircraft deliveries during the six months ended June 30, 2026, compared with the same prior year period. Proceeds from sales increased, year-over-year, due to the timing and volume of various aircraft and engine sales in the six months ended June 30, 2026, compared with June 30, 2025.

The Company expects its 2026 net capital spending to be toward the low end of, or below, the $3.0 billion to $3.5 billion range based on its expectation of 64 -8 aircraft deliveries in 2026, with the remainder representing non-aircraft capital spending, partially offset by proceeds from sales of assets. The Company continues to plan for approximately 60 aircraft retirements in 2026.

Net cash provided by financing activities was $493 million during the three months ended June 30, 2026, compared with $4.2 billion used in financing activities for the same prior year period. Net cash used in financing activities was $383 million during the six months ended June 30, 2026, compared with $5.0 billion used in financing activities for the same prior year period. During the six months ended June 30, 2026, the Company paid $181 million in cash dividends to Shareholders related to the first quarter 2026 and fourth quarter 2025 declarations. The second quarter 2026 dividend declaration of $87 million was paid in July 2026. Additionally, the Company expended $1.25 billion to repurchase the Company's outstanding common stock through accelerated share repurchase programs (each, an "ASR") and open market share repurchases during the six months ended June 30, 2026. The repurchases of common stock amounts in the unaudited Consolidated Statement of Cash Flows may differ from the unaudited Consolidated Statement of Stockholder's Equity due to the timing of excise taxes incurred and subsequent payment on share repurchases, net of issuances. During the six months ended June 30, 2026, the Company entered into the Term Loan Credit Agreement with a third-party bank, providing for the $500 million senior secured Term Loan Credit Facility that was drawn in full on March 11, 2026. On May 19, 2026, the Company executed an upsize of the Term Loan Facility for $1 billion of incremental term loan commitments. The Term Loan Facility matures in full on March 11, 2029. Additionally, the Company prepaid the $426 million outstanding balance of the note associated with the PSP3 Payroll Support Program in April 2026. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company may engage in early debt repurchases from time to time at its discretion;

however, no other potential early future repurchases are included in the Company's Current maturities of long-term debt unless otherwise disclosed as of June 30, 2026. During the six months ended June 30, 2025, the Company paid $210 million in cash dividends to Shareholders related to the first quarter 2025 and fourth quarter 2024 declarations. Additionally, the Company expended $2.25 billion to repurchase the Company's outstanding common stock through ASRs.

On July 23, 2025, the Board approved a $2.0 billion share repurchase authorization of the Company's common stock. During the six months ended June 30, 2026, the Company repurchased 28,429,822 shares of its common stock, all of which occurred during first quarter of 2026. The Company did not repurchase any shares during second quarter of 2026. As of June 30, 2026, approximately $450 million remained available under the Company’s share repurchase authorization. See Part II, Item 2 for further information on the Company's share repurchases. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated repurchase transactions from time to time, depending on market conditions.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

The Company has access to $1.5 billion under the Amended Credit Agreement, which expires in August 2028. For the six months ended June 30, 2026 and 2025 there were no amounts outstanding under the Amended Credit Agreement. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

As of June 30, 2026, the Company carried a working capital deficit of approximately $6.8 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash of $3.8 billion as of June 30, 2026, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered aircraft and other related assets with a net book value of approximately $15.7 billion. The Company regularly evaluates its capital structure to efficiently manage financial risks, liquidity access, and cost of capital. The Company may consider, from time to time, additional financing arrangements, including secured or unsecured debt, as appropriate. In March 2026, the Company entered into the Term Loan Facility and subsequently, in May 2026, executed an upsize for incremental loan commitments. The commitments are secured by a grant of a security interest in certain aircraft and related assets with a minimum collateral coverage ratio requirement. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

As of July 23, 2026, for the years 2026 through 2031, the Company has firm orders with Boeing for 479 MAX aircraft (264 -7s and 215 -8s), less 25 -8 aircraft received to date in 2026, and 138 MAX options (-7s or -8s). The contractual order book as of July 23, 2026, does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing and their production capability. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of June 30, 2026:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	137	20	288	271	17
737-800	175	11	192	143	49
737-8	175	3	323	294	29
Totals		11	803	708	95

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
•the Company’s expectations regarding passenger demand, revenue management and breakage estimates, revenue trends, and bookings;
•the Company’s focus areas, goals, opportunities, and initiatives, including with respect to the Company's transformational initiatives and strong Customer engagement with the Company’s enhanced product offering;
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
•the Company’s labor plans and expectations;
•the Company’s financial expectations, targets and goals, including with respect to leverage, liquidity, balance sheet goals, and cost discipline;
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
•consumer behavior and response with respect to the Company's commercial products and policies;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging and Aircraft Fuel Risk

Changes in fuel prices could materially affect the Company’s results of operations. As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company discontinued its fuel hedging program in

2025. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. Consequently, the Company is fully exposed to fluctuations in fuel prices, as is common in the airline industry. The Company currently expects to consume approximately 532 million gallons of jet fuel in the third quarter of 2026. Based on this anticipated usage, a change in jet fuel prices of one-cent per gallon would impact the Company’s Aircraft fuel and related taxes expense by $5.3 million for third quarter 2026.

As of June 30, 2026, the Company had no cash collateral provided to or held from derivative counterparties and thus had no cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of June 30, 2026.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of June 30, 2026, no cash holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of material legal proceedings. The legal proceedings described below are included in this Quarterly Report on Form 10-Q to disclose material updates or developments in the matter. Except as presented below and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, there have been no material changes to the legal proceedings disclosed in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On January 7, 2019, a complaint alleging a violation of the federal Uniformed Services Employment and Reemployment Rights Act (“USERRA”) and seeking a certification as a class action was filed against the Company in the United States District Court for the Northern District of California. The complaint alleges that the Company violates section 4316(b) of USERRA because it does not provide paid “short-term” military leave (i.e., a military leave of 14 days or fewer) but does provide paid jury duty leave, bereavement leave, and sick leave, which the plaintiff alleges are “comparable” forms of leave under USERRA and its implementing regulations. The complaint seeks declaratory and injunctive relief, damages, liquidated damages, interest, and attorneys’ fees, expert fees, and litigation costs. On February 3, 2021, the Court granted the plaintiff’s motion for class certification and issued an order certifying a class comprised of current or former Employees who, during their employment with the Company at any time from October 10, 2004, through the date of judgment in this action, have taken short-term military leave and were subject to a collective-bargaining agreement, except for Employees subject to the Transport Workers Union Local 550 agreement covering meteorologists. On January 11, 2022, the Court granted the parties’ stipulated request to vacate the trial date as the Department of Defense had not yet produced the class members’ military pay and service records pursuant to the Company’s third-party subpoena. On August 18, 2022, the Court entered an order that effectively stayed the action, except for attention to the third-party subpoena, until after the Ninth Circuit issued its opinion in the matter of Clarkson v. Alaska Airlines, Inc. and Horizon Industries, Inc., an appeal from an order by the United States District Court for the Eastern District of Washington granting summary judgment in defendants’ favor on substantially the same claims at issue in this action. The Ninth Circuit issued its order in Clarkson on February 1, 2023, reversing the district court’s grant of summary judgment and remanding the Clarkson case to the District Court with instructions to consider the “pay during leave” issue in the first instance. The Company has received the military pay and service records. On October 29, 2024, the Company filed a motion to decertify the class, which was then fully briefed and set for hearing. On February 13, 2025, the parties filed a notice of settlement advising the Court that they reached a settlement in principle, and the parties made a stipulated request for the Court to vacate the case schedule, including the hearing on the Company's decertification motion, and to set a deadline of June 19, 2025, for the filing of either a motion for preliminary approval of the class settlement or a status update about the timing of the remaining steps in the settlement process. The Court granted the stipulation on February 14, 2025. On June 20, 2025, the Court granted the parties’ stipulated request to continue the deadline for filing a motion for preliminary approval of the class settlement and the Court reset the deadline for August 21, 2025. On September 25, 2025, plaintiffs filed a motion for preliminary approval of the settlement class. The class proposed in the settlement modifies the class definition to use an end date of January 1, 2026 (rather than treating the date of judgment as the end date). The settlement includes an $18.5 million settlement fund and prospective relief that includes a differential pay benefit for up to ten days of military leave per year, which will remain in place for at least five years once initiated. On December 11, 2025, the Court granted preliminary approval of the settlement. On May 12, 2026, the Court conducted a final approval hearing. On May 19, 2026, the Court granted final approval of the settlement, entered final judgment, and closed the case.

On December 27, 2019, a former customer service agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was granted on July 25, 2025. Judgment was entered in favor of the Company on September 2, 2025, and Plaintiffs filed a notice of appeal on September 4, 2025. On May 6, 2026, Plaintiffs filed their opening appellate brief. The Company’s answering brief is due on August 4, 2026. The Company intends to continue to vigorously defend itself in all respects.

Two complaints alleging violations of federal securities laws and seeking certification as a class action were filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment contested the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. The plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs opposed both requests for relief. On April 3, 2025, the United States District Court for the Southern District of Texas conducted a hearing on the Company’s motion for reconsideration and requested the parties to confer and submit an agreed post-hearing briefing schedule in order for the Court to evaluate and determine the sufficiency of the allegations in plaintiffs’ amended complaint in accordance with the Private Securities Litigation Reform Act. The parties submitted their respective briefing on these issues. On March 31, 2026, the Court signed a memorandum opinion and order that granted defendants’ motion for reconsideration, withdrew the Court’s prior order denying defendants’ motion to dismiss plaintiffs’ complaint, and granted defendants’ motion to dismiss plaintiffs’ complaint without prejudice. The order granted plaintiffs leave to amend the complaint under specified parameters, including that any amended complaint be filed by April 24, 2026, and be accompanied by a synopsis of no more than ten pages, explaining how the amendments address the grounds for dismissal stated in the Court’s March 31 order. The plaintiffs did not amend their complaint, but rather filed a motion for entry of final judgment on May 1, 2026. The Court entered final judgment on May 20, 2026, dismissing all claims with prejudice, and the plaintiffs filed their notice of appeal the same day. The Fifth Circuit Court of Appeals has entered a briefing schedule, and the plaintiffs’ opening appeal brief is currently due to be filed on August 25, 2026. On July 20, 2026, the plaintiffs filed a request pursuant to Fifth Circuit practice for a 30-day extension until September 24, 2026, to file their response, which the Defendants do not oppose. The Defendants intend to file a response brief in support of the District Court’s dismissal order. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions below and on appeal are without merit, and intends to vigorously defend itself in all respects, including in opposing the appeal.

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

The Company and the Board have addressed the Derivative Actions and Demands in accordance with the applicable Texas statutes governing such demands and litigation. Pursuant to those statutes, a committee of independent and disinterested directors (the "Special Litigation Committee") was appointed to conduct an inquiry regarding the allegations in the Derivative Actions and Demands. The state court cases were consolidated into one state court case, and the federal cases were later consolidated into one federal case.

As described above, pursuant to the applicable Texas statutes governing derivative demands and litigation, the Special Litigation Committee was duly appointed to conduct an inquiry regarding the claims and allegations asserted in the Derivative Actions and Demands. The Derivative Actions and Demands were all stayed, formally or by agreement, pending the outcome of the investigation by the Special Litigation Committee. On September 19, 2024, the Special Litigation Committee formally reported its findings and resolution concerning its investigation of the Derivative Actions and Demands, which began in July 2023 and concluded with the September 19, 2024 report and resolution, which in turn were delivered to the Company and its Board on September 23, 2024. The Special Litigation Committee retained two law firms to represent the Special Litigation Committee in connection with the Special Litigation Committee’s investigation of the Derivative Actions and Demands and the Special Litigation Committee’s review and assessment of evidence gathered in its investigation. The Special Litigation Committee further reported, among other details, upon its appointment, the independence and disinterestedness of its members, the Special Litigation Committee’s investigative processes, including meetings, scope of investigation, volume of documents reviewed, numbers of witnesses interviewed, other presentations received, review and analysis of evidence and applicable legal standards, work with its counsel, and findings and preparation of the final report and resolution of the Special Litigation Committee. Based upon the Special Litigation Committee report and the conclusions reached therein, the Special Litigation Committee, consistent with its appointment and delegated authority, unanimously adopted a resolution (i) determining that it is not in the best interests of the Company or its Shareholders to pursue the relief requested in the Derivative Actions and Demands; (ii) determining that it is in the best interests of the Company and its Shareholders to reject the Derivative Actions and Demands; (iii) determining that it is in the best interests of the Company and its Shareholders for the Company to move to dismiss the Derivative Actions and Demands; and (iv) instructing that the Company and counsel take all further actions necessary to implement the resolution. On December 26, 2024, the Board received a seventh demand letter, and on January 31, 2025, received an eighth demand letter, each containing allegations substantially similar to those presented in certain of the prior Derivative Actions and Demands, which are being addressed consistent with applicable Texas law governing such demands. On April 1, 2025, the Company filed a motion to dismiss or stay the consolidated state court derivative actions based on the forum selection clause in the Company’s bylaws and the pendency of the related federal derivative cases. In May 2025, the Company and the plaintiffs in the state court derivative actions filed a joint stipulation and proposed order to stay the state court derivative actions and, among other things, to make a ruling on a motion to dismiss in the federal derivative case binding upon the state court derivative actions. On June 18, 2025, the Company filed a motion to lift the stay in the consolidated federal derivative actions and an accompanying motion to dismiss based on the Special Litigation Committee's report, conclusions, and resolution. The parties have submitted to the Court a stipulation with a proposed schedule pertaining to further briefing and related proceedings in connection with the motion to dismiss. On June 26, 2026, the Court granted Defendants’ motion to lift the stay in this action in order to consider Defendants’ motion to dismiss and initially ordered the plaintiffs to respond to the motion to dismiss. The plaintiffs, with the agreement of Defendants, renewed their request for the Court to enter a scheduling order pertaining to briefing and related discovery and proceedings in connection with the motion to dismiss. On July 17, 2026, the Court signed an order setting forth a discovery and briefing schedule consistent with the limited discovery permitted by Texas Business Organizations Code §21.556. Pursuant to the July 17, 2026 order, the timing for the plaintiffs to file their response to the motion to dismiss and for the Company to file its reply in support of the motion are dependent upon the amount and timing of the limited discovery pursuant to the referenced statute and any motion practice as to the scope of that discovery. The Company intends vigorously to pursue the motion to dismiss.

On January 28, 2025, two participants in the Company’s retirement plans commenced a putative class action in the United States District Court for the Northern District of Texas against the Company, the Board, and certain of the Company’s officers. Plaintiffs purport to represent a class consisting of participants and beneficiaries in the Southwest Airlines Co. Retirement Savings Plan, the Southwest Airlines Co. 401(k) Plan, and the Southwest Airlines Co. ProfitSharing Plan (collectively, the “Plan”) who invested in the Harbor Capital Appreciation Fund from January 28, 2019 “through the date of judgment.” The complaint asserts that defendants mismanaged Plan assets and failed to monitor the Plan in violation of the Employee Retirement Income Security Act (“ERISA”) by, among other things, failing to remove the Harbor Fund as an investment option. The complaint seeks various forms of declaratory and monetary relief as well as attorneys’ fees, interest and other costs. The Company moved to dismiss the complaint for failure to state a claim, and the court denied the motion. On June 10, 2026, the court stayed all proceedings pending a decision by the U.S. Supreme Court in another case, Anderson v. Intel Corp. mv. Pol v Comm., Case No. 25-498, in which the Supreme Court will address the pleading standard for similar ERISA claims challenging investment options offered by a retirement plan. The defendants deny all allegations of wrongdoing, believe the plaintiffs’ claims are without merit, and intend to vigorously defend against these claims.

On April 29, 2025, the Company received a demand letter addressed to the Board, dated April 28, 2025, from a purported Southwest Shareholder contending that the Company’s directors and senior officers breached their fiduciary duties in connection with the Board’s decision to end Southwest’s Bags Fly Free policy and to begin charging passengers for bags. The letter demanded that the Board investigate the circumstances surrounding the policy change and bring suit against individual directors and officers who allegedly breached their duties to the Company. On June 27, 2025, the Company sent a response to the demand letter on behalf of the Board rejecting the allegations and denying them and any other form of wrongdoing. The response letter also noted that the Board approved an amendment and restatement of the Company’s bylaws that, among other things, established a minimum ownership threshold of three percent of Southwest’s outstanding shares in order for a Southwest shareholder to institute or maintain a derivative proceeding, consistent with the provisions in Texas Senate Bill 29, which was signed into law on May 14, 2025. The response letter further noted that the purported shareholder who sent the demand letter claims to hold only 100 shares of the Company’s stock and thus fell well short of the three percent threshold. On July 10, 2025, the shareholder who sent the demand filed a shareholder derivative complaint in the United States District Court for the Northern District of Texas against various directors and officers of the Company based on the contentions asserted in the demand letter. The suit asserts, among other things, that the decision to change Southwest’s Bags Fly Free policy conflicts with the Company’s prior views regarding the policy and is detrimental to the Company’s business, and that the Company’s directors approved the policy to accede to pressure from large shareholder Elliott Investment Management L.P., to preserve their Board seats, or both, rather than to serve the Company’s interests. The complaint also asserts that the amendment and restatement of the Company’s bylaws is ineffective. On August 25, 2025, the Company and its Board moved to dismiss the derivative complaint and all claims on the grounds, among others, that the suit is barred by Texas Senate Bill 29 and the Company's bylaw passed pursuant thereto requiring a three percent ownership threshold in order for Company shareholders to bring derivative claims. The plaintiff opposed the motion, claiming the purportedly retroactive application of Texas Senate Bill 29 and the Company bylaw are unconstitutional; and the Company filed a reply in support of its motion to dismiss. Additionally, multiple entities sought and were granted leave to file three separate amicus curiae briefs in support of the Company's motion to dismiss and Texas Senate Bill 29; those included one amicus brief each by: (i) the Chamber of Commerce of the United States of America and the Texas Association of Business, (ii) the Alliance for Corporate Excellence, and (iii) Texans for Lawsuit Reform. Finally, in light of the constitutional challenge to Texas Senate Bill 29, on October 3, 2025, the State of Texas, represented by the Office of the Attorney General of Texas, filed a motion to intervene in the case and its own accompanying motion to dismiss the plaintiff's derivative suit and all claims therein as barred by Texas Senate Bill 29. The State of Texas’s motion to intervene was granted, and its motion to dismiss has been fully briefed by both the State and the plaintiff. On March 17, 2026, the District Court signed a memorandum opinion and order granting the defendants’ motion to dismiss and dismissing with prejudice all claims of the plaintiff. Also on March 17, 2026, the Court signed a final judgment dismissing with prejudice all claims of the plaintiff. On April 15, 2026, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On July 13, 2026, the plaintiff filed his opening appeal brief. The Company intends to file a response brief in support of the District Court’s dismissal order. The Company and its Board deny all allegations of wrongdoing, believe the plaintiffs' positions and appeal are without merit, and intend to vigorously defend themselves in all respects, including in opposing the appeal.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 through April 30, 2026	—	$—	—	$450,000,095
May 1, 2026 through May 31, 2026	—	$—	—	$450,000,095
June 1, 2026 through June 30, 2026	—	$—	—	$450,000,095
Total	—		—

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

3.2	Fifth Amended and Restated Bylaws of the Company, effective May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 19, 2025 (File No. 1-7259)).
10.1	Southwest Airlines Co. Amended and Restated 2007 Equity Plan Form of Notice of Grant and Terms and Conditions for Phantom Share Awards grants effective 2026. (1)
10.2	Increase Joinder Agreement No. 1 and First Amendment to Credit Agreement, dated as of May 19, 2026, among Southwest Airlines Co., the banks party thereto, and the administrative agent party thereto.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. (2)
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Management contract or compensatory plan or arrangement.
(2) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST AIRLINES CO.

July 23, 2026	By:	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)