Form 10-Q
period 2026-09-30
SOUTHWEST AIRLINES CO
filed 2026-10-22
CIK 92380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
    Number of shares of Common Stock outstanding as of the close of business on October 21, 2026: 489,602,380

TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025
Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025
Condensed Consolidated Statement of Stockholders' Equity as of September 30, 2026 and 2025
Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2026 and 2025
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

SOUTHWEST AIRLINES CO.
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Certain columns and rows may not calculate precisely to the reported totals due to the use of rounded numbers.

Southwest Airlines Co.
Condensed Consolidated Balance Sheet
(in millions)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,624	$3,231
Accounts and other receivables	1,313	1,149
Inventories of parts and supplies, at cost	997	775
Prepaid expenses and other current assets	572	490
Total current assets	6,506	5,645

Property and equipment, at cost:
Flight equipment	26,144	26,293
Ground property and equipment	9,686	9,163
Deposits on flight equipment purchase contracts	723	401
Assets constructed for others	88	88
	36,642	35,945
Less allowance for depreciation and amortization	15,654	15,700
	20,988	20,245
Goodwill	970	970
Operating lease right-of-use assets	994	1,089
Other assets	1,081	1,112
	$30,539	$29,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,847	$1,991
Accrued liabilities	2,382	2,349
Current operating lease liabilities	278	312
Air traffic liability	7,078	5,945
Current maturities of long-term debt	2,153	324
Total current liabilities	13,738	10,921

Long-term debt less current maturities	3,734	4,577
Air traffic liability - noncurrent	1,199	1,219
Deferred income taxes	2,513	2,289
Noncurrent operating lease liabilities	706	768
Other noncurrent liabilities	1,320	1,306
Stockholders' equity:
Common stock	888	888
Capital in excess of par value	4,326	4,322
Retained earnings	16,853	16,388
Accumulated other comprehensive income (loss)	51	(24)
Treasury stock, at cost	(14,790)	(13,593)
Total stockholders' equity	7,329	7,981
	$30,539	$29,061

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Comprehensive Income
(in millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Passenger	$7,754	$6,313	$22,091	$18,751
Freight	48	42	141	127
Other	621	594	1,872	1,743
Total operating revenues	8,422	6,949	24,104	20,621

OPERATING EXPENSES:
Salaries, wages, and benefits	3,542	3,219	10,338	9,583
Aircraft fuel and related taxes	2,152	1,331	5,723	3,907
Maintenance materials and repairs	303	299	855	921
Landing fees and airport rentals	623	548	1,831	1,638
Depreciation and amortization	398	394	1,198	1,189
Other operating expenses	1,026	1,123	3,166	3,346
Total operating expenses	8,043	6,914	23,110	20,584

OPERATING INCOME	379	35	994	37

NON-OPERATING EXPENSES (INCOME):
Interest expense	70	35	188	120
Capitalized interest	(13)	(13)	(38)	(38)
Interest income	(33)	(34)	(90)	(172)
Other gains, net	(1)	(21)	(13)	(28)
Total non-operating expenses (income)	24	(33)	47	(118)

INCOME BEFORE INCOME TAXES	355	68	946	155
PROVISION FOR INCOME TAXES	85	14	216	37

NET INCOME	$270	$54	$730	$118

NET INCOME PER SHARE, BASIC	$0.55	$0.10	$1.48	$0.21

NET INCOME PER SHARE, DILUTED	$0.55	$0.10	$1.47	$0.21

COMPREHENSIVE INCOME	$300	$83	$806	$137

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	489	523	492	548
Diluted	494	526	497	551
See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Stockholders' Equity
(in millions, except per share amounts)
(unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2025	$888	$4,322	$16,388	$(24)	$(13,593)		$7,981
Repurchase of common stock (b)	—	(53)	—	—	(1,217)	(a)	(1,270)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(26)	—	—	12		(14)
Share-based compensation	—	17	—	—	—		17
Cash dividends, $0.18 per share	—	—	(89)	—	—		(89)
Comprehensive income	—	—	227	23	—		250
Balance at March 31, 2026	$888	$4,260	$16,526	$(1)	$(14,798)		$6,875
Issuance of common and treasury stock pursuant to Employee stock plans	—	13	—	—	4		17
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(87)	—	—		(87)
Comprehensive income	—	—	233	23	—		256
Balance at June 30, 2026	$888	$4,294	$16,672	$22	$(14,794)		$7,082
Issuance of common and treasury stock pursuant to Employee stock plans	—	11	—	—	3		14
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(88)	—	—		(88)
Comprehensive income	—	—	270	30	—		300
Balance at September 30, 2026	$888	$4,326	$16,853	$51	$(14,790)		$7,329
(a) Includes excise tax incurred on share repurchases, net of issuances.
(b) For the three months ended March 31, 2026, the Company repurchased 28 million shares of its common stock.

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total
Balance at December 31, 2024	$888	$4,199	$16,332	$(25)	$(11,044)		$10,350
Repurchase of common stock	—	—	—	—	(758)	(a)	(758)
Issuance of common and treasury stock pursuant to Employee stock plans	—	(10)	—	—	13		3
Share-based compensation	—	21	—	—	—		21
Cash dividends, $0.18 per share	—	—	(103)	—	—		(103)
Comprehensive income (loss)	—	—	(149)	1	—		(148)
Balance at March 31, 2025	$888	$4,210	$16,080	$(24)	$(11,789)		$9,365
Repurchase of common stock	—	—	—	—	(1,515)	(a)	(1,515)
Issuance of common and treasury stock pursuant to Employee stock plans	—	12	—	—	5		17
Share-based compensation	—	25	—	—	—		25
Cash dividends, $0.18 per share	—	—	(94)	—	—		(94)
Comprehensive income (loss)	—	—	213	(11)	—		202
Balance at June 30, 2025	$888	$4,247	$16,199	$(35)	$(13,299)		$8,000
Repurchase of common stock	—	—	—	—	(252)	(a)	(252)
Issuance of common and treasury stock pursuant to Employee stock plans	—	10	—	—	4		14
Share-based compensation	—	26	—	—	—		26
Cash dividends, $0.18 per share	—	—	(95)	—	—		(95)
Comprehensive income	—	—	54	29	—		83
Balance at September 30, 2025	$888	$4,283	$16,158	$(6)	$(13,547)		$7,776
(a) Includes excise tax incurred on share repurchases, net of issuances.

See accompanying notes.

Southwest Airlines Co.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$270	$54	$730	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	394	1,198	1,189
Impairment of long-lived assets	30	—	30	8
Deferred income taxes	83	14	201	37
Gain on sale of property and equipment	(96)	(13)	(272)	(28)
Gain on sale-leaseback transactions	(118)	—	(118)	(3)
Changes in certain assets and liabilities:
Accounts and other receivables	(95)	(83)	(151)	64
Other assets	(41)	3	(156)	359
Accounts payable and accrued liabilities	41	11	(14)	(209)
Air traffic liability	92	(172)	1,113	(117)
Other liabilities	(86)	16	(216)	(19)
Cash collateral provided to derivative counterparties	—	—	—	(22)
Other, net	33	63	115	170
Net cash provided by operating activities	513	287	2,460	1,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,006)	(735)	(2,454)	(1,922)
Proceeds from sale of property and equipment	285	57	735	108
Proceeds from sale-leaseback transactions	212	—	212	23
Purchases of short-term investments	—	(100)	—	(470)
Proceeds from sales of short-term and other investments	—	350	—	1,577
Other, net	—	—	(6)	(3)
Net cash used in investing activities	(509)	(428)	(1,513)	(687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	1,500	—
Proceeds from Employee stock plans	14	14	46	46
Repurchase of common stock	—	(250)	(1,250)	(2,500)
Payments of long-term debt and finance lease obligations	(5)	(6)	(442)	(2,603)
Payments of cash dividends	(176)	(189)	(357)	(399)
Other, net	(4)	(1)	(51)	(11)
Net cash used in financing activities	(171)	(432)	(554)	(5,467)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(167)	(573)	393	(4,607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,791	3,475	3,231	7,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,624	$2,902	$3,624	$2,902

CASH PAYMENTS FOR:
Interest, net of amount capitalized	$17	$3	$110	$67

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Right-of-use assets acquired or modified under operating leases	$116	$4	$133	$38
Flight and ground equipment acquired or modified under finance leases	$—	$6	$—	$6
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

1.    BASIS OF PRESENTATION

Basis of Presentation

Southwest Airlines Co. (the "Company" or "Southwest") operates Southwest Airlines, a major passenger airline that provides scheduled air transportation in the United States and near-international markets. The unaudited Condensed Consolidated Financial Statements include accounts of the Company and its wholly owned subsidiaries. Within the financial tables presented, certain columns and rows may not calculate precisely to the reported totals due to the use of rounded numbers.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements as required in Form 10-K. The unaudited Condensed Consolidated Financial Statements for the interim periods ended September 30, 2026 and 2025 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments and elimination of significant intercompany transactions. Financial results for the Company and airlines in general can be seasonal in nature. In most markets the Company serves, demand for air travel has historically been greater, and, therefore, revenues in the airline industry tend to be stronger, during the summer months and peak travel periods, including holidays. As a result, in many cases, the Company's results of operations reflect this seasonality. However, air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers and changes in consumer behavior, unemployment levels, corporate travel budgets, global pandemics, extreme or severe weather and natural disasters, fears or actual acts of terrorism or war, governmental actions, and other factors beyond the Company's control. These and other factors, such as the price of jet fuel in some periods, have created, and may continue to create, significant volatility in the Company's financial results. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for future quarters or for the year ended December 31, 2026. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Certain prior period amounts have been reclassified in the unaudited Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2026, to conform to the current presentation.

Residual Values
During third quarter 2026, the Company completed its annual review of estimated residual values for long-lived assets and increased the estimated residual values of its Boeing 737-700 ("-700"), Boeing 737-800 ("-800"), and Boeing 737-8 ("-8") engine assets. During third quarter 2025, the Company similarly increased the estimated residual values of its -700 airframe and -700, -800, and -8 engine assets. These revisions were based on updated third-party valuation data and recent market transactions.

In accordance with Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, the revisions represent changes in accounting estimates and were accounted for prospectively. The impact of these changes on depreciation expense for the three and nine months ended September 30, 2026 and September 30, 2025 is presented in the tables below.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,
(in millions, except per share amounts)	2026	2025
Depreciation and amortization expense	$(48)	$(11)
Net income *	31	7
Net income per basic share	0.06	0.01
Net income per diluted share	0.06	0.01
* net of profit-sharing benefit and income taxes

	Nine months ended September 30,
(in millions, except per share amounts)	2026	2025
Depreciation and amortization expense	$(108)	$(11)
Net income *	71	7
Net income per basic share	0.14	0.01
Net income per diluted share	0.14	0.01
* net of profit-sharing benefit and income taxes

Breakage Revenue
During second quarter 2026, in association with its former policy in which flight credits (funds that may be applied towards future travel) did not expire, the Company determined that a reversal of a portion of previously recognized, prior years' breakage revenue was warranted. Following the Company's prior policy decision in July 2022 to eliminate the expiration date on flight credits issued, approximately $7.9 billion in non-expiring flight credits were issued by the Company between July 2022 and December 2025, and the Company had previously estimated, based on both historical and projected redemption behavior at that time, approximately 23 percent of those non-expiring flight credits would not be redeemed by Customers, and correspondingly recorded estimated breakage revenue for those amounts over the time period July 2022 through December 2025. Based on the most recent flight credit redemption trends and updated projections of future redemptions for the remaining available non-expiring flight credits, the Company now estimates that approximately 20 percent of the non-expiring flight credits originally issued between July 2022 and December 2025 will not be redeemed by Customers. Approximately $1.8 billion of such flight credits remain available as of September 30, 2026. As a result of this change in estimate, the Company recorded a second quarter 2026 reversal of breakage revenue of $285 million. No breakage revenue related to this population of non-expiring flight credits was recognized in first half 2026; thus, the entire amount of the second quarter 2026 breakage revenue reversal relates to years 2022 through 2025.

The timing of this adjustment in second quarter 2026 was impacted by a combination of quantitative trends and qualitative factors affecting Customer behavior, including the Company's recent significant business transformation initiatives, changes to fare products and distribution channels, and changes to its flight credit policies. These factors altered historical Customer redemption patterns and reduced the predictive value of historical information observed during the period in which the credits were issued. As a result, management determined that Customer behavior observed through the second quarter of 2026 provided a more reliable basis for estimating the ultimate level of unredeemed flight credits than had previously been determined.

The Company implemented a change to its flight credit policy, in which flight credits created from reservations booked and ticketed or voluntarily changed on or after May 28, 2025, will typically have a specified expiration date of one year or less, depending on the type of fare purchased and form of payment used. However, some non-expiring flight credits continued to be issued subsequent to May 28, 2025, primarily due to reservations for future travel that were already in place as of that date that were subsequently modified or cancelled. This second quarter 2026 breakage revenue adjustment, and its corresponding increase to Air Traffic Liability, resulted in the following impact to the results for the nine months ended September 30, 2026:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Nine months ended September 30,
(in millions, except per share amounts)	2026
Breakage revenue adjustment	$(285)
Net income*	(187)
Net income per basic share	(0.38)
Net income per diluted share	(0.38)
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

2.    NEW ACCOUNTING PRONOUNCEMENTS

On May 19, 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes a new accounting model for environmental credits and related obligations. ASU 2026-02 provides guidance on the recognition, measurement, presentation, and disclosure of environmental credits, as well as obligations that may be settled using such credits. Under ASU 2026-02, environmental credits are recognized as assets when it is probable they will be used to satisfy a compliance obligation, transferred, or otherwise utilized in a qualifying manner. The accounting for these credits, including subsequent measurement, depends on whether they are expected to be used for compliance or noncompliance purposes. ASU 2026-02 also requires entities to recognize environmental credit obligations as activities occur that give rise to a regulatory requirement and introduces a measurement approach that is generally linked to the cost basis of credits expected to be used to settle such obligations. This standard is effective for public business entities for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

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

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard does not change the presentation of expense information or expense captions reported on the face of the income statement. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is evaluating this new standard, and may be required to include certain additional disclosures.

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

The Company recorded expenses associated with fuel derivative contracts that settled during the nine months ended September 30, 2025 and for amounts that remain in Accumulated Other Comprehensive Income ("AOCI") associated with previously terminated hedges during the three and nine months ended September 30, 2026 and 2025. These expenses are reflected as a component of Aircraft fuel and related taxes expense within the unaudited Condensed Consolidated Statement of Comprehensive Income:

Location and amount reclassified from AOCI into income on cash flow hedging relationships
		Three months ended		Nine months ended
	Income Statement	September 30,		September 30,
(in millions)	location	2026	2025	2026	2025
Fuel derivative contracts (gross)	Aircraft fuel and related taxes	$29	$36	$86	$110

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Derivatives designated and qualified in cash flow hedging relationships
	Loss recognized in AOCI on derivatives, net of tax
	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Fuel derivative contracts	$—	$—	$—	$69

As of September 30, 2026, approximately $50 million remained in AOCI related to these previously closed positions, with approximately $29 million to be recognized in the remainder of 2026 and $21 million to be recognized in 2027. This balance in AOCI, which does not include any tax impact, will also be characterized as premium expense and similarly reclassified as an increase to Aircraft fuel and related taxes expense in future periods when the originally forecasted transactions occur (through the end of 2027) and is net of the impact of the cash proceeds from the hedge terminations. See Note 4 for additional information on AOCI.

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

The fair values of the interest rate swap agreements, which are adjusted regularly, have been aggregated by counterparty for classification in the unaudited Condensed Consolidated Balance Sheet. The following table presents the location of the Company’s interest rate derivative instruments within the unaudited Condensed Consolidated Balance Sheet:

Derivatives designated as hedges
		Liability derivatives
	Balance Sheet	Fair value at	Fair value at
(in millions)	location	9/30/2026	12/31/2025
Interest rate derivative contracts	Other noncurrent liabilities	66	16

The corresponding offsetting adjustment related to the liability (or asset) associated with the Company’s fair value hedges is to Long-term debt less current maturities.

Credit Risk and Collateral

The Company had no cash collateral posted or received as of September 30, 2026.

4.    COMPREHENSIVE INCOME

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualified for hedge accounting and actuarial gains/losses arising from the Company’s postretirement benefit obligation. The Company terminated its remaining portfolio of fuel hedging contracts during second quarter 2025, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. See Note 3. The differences between Net income and Comprehensive income for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
(in millions)	2026		2025
NET INCOME	$270		$54
Unrealized loss on fuel derivative instruments, net of deferred taxes of $7 and $8	22	(a)	28	(a)
Other, net of deferred taxes of $2 and $1	8		1
Total other comprehensive income	$30		$29
COMPREHENSIVE INCOME	$300		$83
(a) Includes reclassification adjustments from AOCI into Aircraft fuel and related taxes expense associated with hedges previously terminated.

	Nine months ended September 30,
(in millions)	2026		2025
NET INCOME	$730		$118
Unrealized loss on fuel derivative instruments, net of deferred taxes of $20 and $5	66	(a)	15	(a)
Other, net of deferred taxes of $3 and $1	10		4
Total other comprehensive income	$76		$19
COMPREHENSIVE INCOME	$806		$137
(a) Includes reclassification adjustments from AOCI into Aircraft fuel and related taxes expense associated with hedges previously terminated.

A rollforward of the amounts included in AOCI, net of taxes, is shown below for the three and nine months ended September 30, 2026:

(in millions)	Fuel derivatives	Defined benefit plan items	Other	Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at June 30, 2026	$(79)	$106	$1	$(6)	$22
Changes in fair value	—	—	9	(2)	7
Reclassification to earnings	29	—	1	(7)	23
Balance at September 30, 2026	$(50)	$106	$11	$(15)	$51

(in millions)	Fuel derivatives	Defined benefit plan items	Other		Deferred tax impact	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(137)	$106	$(1)		$8	$(24)
Changes in fair value	—	—	9		(2)	7
Reclassification to earnings	86	—	4	(a)	(21)	69
Balance at September 30, 2026	$(50)	$106	$11		$(15)	$51

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables illustrate the significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2026:

Three months ended September 30, 2026
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$29	Aircraft fuel and related taxes
	7	Less: Tax expense
	$22	Net of tax
Other	$2	Other operating expenses
	(1)	Interest expense
	—	Less: Tax expense
	$1	Net of tax

Total reclassifications for the period	$23	Net of tax

Nine months ended September 30, 2026
(in millions)	Amounts reclassified from AOCI	Affected line item in the unaudited Condensed Consolidated Statement of Comprehensive Income
AOCI components
Unrealized loss on fuel derivative instruments	$86	Aircraft fuel and related taxes
	20	Less: Tax expense
	$66	Net of tax
Other	$5	Other operating expenses
	(1)	Interest expense
	1	Less: Tax expense
	$3	Net of tax

Total reclassifications for the period	$69	Net of tax

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

Revenue is categorized by revenue source as the Company believes this best depicts the nature, amount, timing, and uncertainty of revenue and cash flow. The following tables provide the components of Passenger revenue and Other revenue recognized for the three and nine months ended September 30, 2026 and 2025:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Passenger non-loyalty	$6,122	$4,896	$17,414	$15,110
Passenger loyalty - air transportation	734	805	2,188	2,475
Passenger ancillary sold separately (a)	898	612	2,489	1,166
Total passenger revenues	$7,754	$6,313	$22,091	$18,751
(a) The increase in Passenger ancillary sold separately in the three and nine months ended September 30, 2026 as compared with the respective prior periods was due to the Company's initiative to implement new ancillary products—bag fees for most fare products beginning May 28, 2025, and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Loyalty program	$563	$557	$1,698	$1,638
Other	58	37	174	105
Total other revenues	$621	$594	$1,872	$1,743

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

In 2025, the Company and Chase amended the Co-brand Agreement—in the first quarter to extend the term of the agreement and add enhanced airline benefits for Cardmembers associated with the Company's planned assigned and extra legroom seating initiative, which went into effect on January 27, 2026, and again in the second quarter to add benefits to Cardmembers related to the Company's changes in its checked bag policy that went into effect on May 28, 2025. In third quarter 2026, the Company and Chase amended the Co-brand Agreement to extend the term of the agreement and add a new, premium, Southwest Rapid Rewards Credit Card issued by Chase which is expected to provide access to the new Southwest Icon Lounge™ network. Both offerings are expected to launch in 2027. For each change to the agreement, the Company estimated the selling prices and volumes over the term of the amended agreement in order to determine the allocation of proceeds to each of the performance obligations identified in the agreement, which have been characterized as a transportation component, a marketing component, and an airline benefits component. The allocations utilized are reviewed to determine if adjustment is necessary any time there is a modification to the Co-brand Agreement.

The Company defers revenue for points earned by Customers through the Co-brand Agreement and subsequently records Passenger revenue related to loyalty point redemptions for air travel when the travel is delivered. The marketing elements are recognized as Other revenue and the majority of airline benefits are recognized as Passenger revenue when the performance obligations related to those services are satisfied, which is generally the same period consideration is received from Chase. As a result of the 2025 amendments to the Co-brand Agreement, a larger portion of the Company's co-brand Chase® Visa credit card benefits from Chase are now classified within Passenger revenues commensurate with the Company's ability to satisfy the associated performance obligations, which began in mid-2025 associated with its change in policy for checked bags, and in first quarter 2026 associated with its implementation of assigned and extra legroom seating initiatives.

As of September 30, 2026, and December 31, 2025, the components of Air traffic liability, including contract liabilities based on tickets sold and unused flight credits available to the Customer, both of which are net of recorded breakage, and loyalty points available for redemption, within the unaudited Condensed Consolidated Balance Sheet were as follows:

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

	Balance as of
(in millions)	September 30, 2026	December 31, 2025
Air traffic liability - passenger travel and ancillary passenger services	$4,149	$2,830
Air traffic liability - loyalty program	4,128	4,334
Total Air traffic liability	$8,277	$7,164

The balance in Air traffic liability - passenger travel and ancillary passenger services also includes flight credits not currently associated with a ticket that can be applied by Customers towards the purchase of future travel. These flight credits are typically created as a result of a prior ticket cancellation or exchange, and are recorded net of associated breakage.

Rollforwards of the Company's Air traffic liability - loyalty program for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Air traffic liability - loyalty program - beginning balance	$4,175	$4,693	$4,334	$4,849
Amounts deferred associated with points awarded	722	649	2,079	2,214
Revenue recognized from points redeemed - Passenger	(734)	(805)	(2,188)	(2,475)
Revenue recognized from points redeemed - Other	(35)	(32)	(97)	(83)
Air traffic liability - loyalty program - ending balance	$4,128	$4,505	$4,128	$4,505

Air traffic liability includes consideration received for ticket and loyalty related performance obligations which have not been satisfied. Rollforwards of the amounts included in Air traffic liability as of September 30, 2026 and 2025 were as follows:

	Nine months ended September 30,
(in millions)	2026	2025
Air traffic liability - beginning balance	$7,164	$8,242
Current period sales (a)	22,459	18,496
Revenue from amounts included in contract liability opening balances	(4,199)	(4,634)
Revenue from current period sales	(17,147)	(13,979)
Air traffic liability - ending balance	$8,277	$8,125
(a)Current period sales include passenger travel, ancillary services, flight loyalty, and partner loyalty.
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

higher-than-projected Customer redemptions of these non-expiring flight credits, along with updated projections of future redemptions, the Company has revised its estimates with regard to the remaining non-expiring flight credits that remain available for redemption. The Company determined that a reversal of a portion of previously recognized breakage revenue of $285 million was warranted and recorded this adjustment during the nine months ended September 30, 2026. This change in breakage revenue, and the corresponding impact to Passenger revenue, is considered a change in estimate (see Note 1 for further clarification).

As the Company believes that a portion of Customer travel credits issued will not be redeemed, it estimates and records breakage associated with such amounts. The amount of Customer travel credits represents approximately 5 percent and 5 percent of the total Air traffic liability balance as of September 30, 2026, and December 31, 2025, respectively.

6.    NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts). Basic net income per share is calculated by dividing Net income by the weighted average of shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, an immaterial number of shares related to the Company's restricted stock units were excluded from the denominator because inclusion of such shares would be antidilutive. There were no antidilutive restricted stock units for the three months ended September 30, 2025. During second quarter 2025, the Company's remaining balance of 1.25 percent Convertible Senior Notes due 2025 (the "Convertible Notes") of $1.6 billion was repaid, settling both principal and accrued interest. For the nine months ended September 30, 2025, the weighted average impact for the outstanding portion of the Convertible Notes during the period was antidilutive. See Note 10 for further information on the Convertible Notes.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
NUMERATOR:
Net income attributable to common stockholders	$270	$54	$730	$118

DENOMINATOR:
Weighted-average shares outstanding, basic	489	523	492	548
Dilutive effect of restricted stock units	5	3	5	3
Weighted-average shares outstanding, diluted	494	526	497	551

NET INCOME PER SHARE:
Basic	$0.55	$0.10	$1.48	$0.21
Diluted	$0.55	$0.10	$1.47	$0.21

Antidilutive amounts excluded from calculations:
Convertible debt	—	—	—	20

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of September 30, 2026, the Company held certain items that are required to be measured at fair value on a recurring basis, including cash equivalents. The Company may also from time to time hold short-term investments and available-for-sale securities. The majority of the Company’s cash equivalents consist of instruments classified as Level 1. However, the Company classifies any certificates of deposit and time deposits it holds as Level 2 due to the fact that the fair value for these instruments is determined utilizing observable inputs in non-active markets. Equity securities primarily consist of investments with readily determinable market values associated with the Company’s excess benefit plan.

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

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025:

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	September 30, 2026	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$3,424	$3,424	$—
Time deposits	200	—	200
Equity Securities	406	406	—
Total assets	$4,030	$3,830	$200
Liabilities
Interest rate derivatives (see Note 3)	$(66)	$—	$(66)
(a) Cash equivalents are primarily composed of money market investments.

		Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets	Significant other observable inputs
Description	December 31, 2025	(Level 1)	(Level 2)
Assets	(in millions)
Cash equivalents:
Cash equivalents (a)	$2,831	$2,831	$—
Time deposits	400	—	400
Equity Securities	457	457	—
Total assets	$3,688	$3,288	$400
Liabilities
Interest rate derivatives (see Note 3)	$(16)	$—	$(16)
(a) Cash equivalents are primarily composed of money market investments.

The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis, or on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026, or the year ended December 31, 2025.

The carrying amounts and estimated fair values of the Company’s short-term and long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, as of September 30, 2026, are presented in the table below. The fair values of the Company’s publicly held debt are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these agreements as Level 2. All privately held debt agreements are categorized as Level 3. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	Maturity date	Carrying value	Estimated fair value	Fair value level hierarchy
3.000% Notes	2026	$300	$299	Level 2
7.375% Debentures	2027	101	102	Level 2
3.450% Notes	2027	300	294	Level 2
5.125% Notes	2027	1,727	1,727	Level 2
4.375% Notes	2028	750	733	Level 2
Term Loan Credit Facility	2029	1,500	1,500	Level 3
2.625% Notes	2030	500	451	Level 2
5.250% Notes	2035	675	606	Level 2

8. SUPPLEMENTAL FINANCIAL INFORMATION

(in millions)	September 30, 2026	December 31, 2025
Trade receivables	$199	$98
Credit card receivables	241	152
Loyalty partners	685	594
Taxes receivable	3	6
Reinsurance receivable and losses recoverable	57	89
Other	128	210
Accounts and other receivables	$1,313	$1,149

(in millions)	September 30, 2026	December 31, 2025
Intangible assets, net	$296	$296
Equity securities	406	457
Prepaid maintenance	337	299
Other	42	60
Other assets	$1,081	$1,112

(in millions)	September 30, 2026	December 31, 2025
Accounts payable trade	$441	$389
Salaries, withholdings, and payroll taxes	489	563
Ticket taxes and fees	339	333
Aircraft maintenance payable	42	45
Fuel payable	171	157
Dividends payable	—	93
Third party services	199	201
Other payable	167	210
Accounts payable	$1,847	$1,991

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

(in millions)	September 30, 2026	December 31, 2025
Profit-sharing and savings plans	$209	$157
Vacation pay	719	684
Health	221	206
Workers' compensation	282	242
Property and income taxes	77	73
Interest	68	27
Deferred supplier credits	—	24
Bonus pay	129	147
Reinsurance payable and losses payable	121	175
Aircraft maintenance	69	85
Advances and deposits	86	142
Other	400	387
Accrued liabilities	$2,382	$2,349

(in millions)	September 30, 2026	December 31, 2025
Postretirement obligation	$323	$321
Other deferred compensation	457	512
Deferred co-brand revenue	446	429
Other	93	44
Other noncurrent liabilities	$1,320	$1,306

Other Operating Expenses

Other operating expenses consist of aircraft rentals, distribution costs, advertising expenses, personnel expenses, professional fees, certain technology-related costs, other operating costs, any gains or losses on the disposition of assets, and sale-leaseback transactions, none of which individually exceeded 10 percent of Total operating expenses.

9.    COMMITMENTS AND CONTINGENCIES

Commitments

The Company's contractual order book with The Boeing Company ("Boeing") relating to the purchase of 737-7 ("-7") and -8 aircraft (together, the "MAX aircraft") extends to 2031. The order book was designed to support the Company's growth and fleet modernization plans, while also providing significant flexibility and optionality to manage its fleet gauge and size, including opportunities to accelerate fleet modernization efforts. The Company received 20 -8 aircraft deliveries from Boeing in third quarter 2026 and retired 20 aircraft (including 17 -700 aircraft and the sale of three -800 aircraft). In addition, during third quarter 2026, the Company exercised seven -7 options for delivery in 2027. During the three months ended September 30, 2026, the Company converted 42 2026 deliveries from -7 to -8 firm orders and converted 10 2027 deliveries from -8 to -7 firm orders. During the nine months ended September 30, 2026, the Company has converted a total of 61 2026 deliveries from -7 to -8 firm orders and 10 2027 deliveries from -8 to -7 firm orders.

On August 3, 2026, the Federal Aviation Administration ("FAA") certified the -7, for which Southwest expects to be the launch customer. While certification of the -7 represents an important milestone and the Company anticipates taking delivery of its first -7 aircraft in late 2026, the timing and quantity of future aircraft deliveries remain dependent on Boeing's production and delivery schedule. The Company has previously replanned its capacity and

Notes to Condensed Consolidated Financial Statements	Southwest Airlines Co. Notes to Condensed Consolidated Financial Statements (unaudited)

delivery expectations multiple times and will continue to closely monitor aircraft delivery timing and further adjust expectations as needed.

In third quarter 2026, the Company entered into a supplemental agreement to its purchase agreement with Boeing to better allocate aircraft deliveries. Therefore, as of September 30, 2026, the Company had the following firm orders and options for future periods:

	The Boeing Company
	-7 Firm Orders		-8 Firm Orders		-7 or -8 Options		Total
2026	40		127		—		167	(c)
2027	54		36		—		90
2028	15		50		25		90
2029	38		34		18		90
2030	45		—		45		90
2031	45		—		45		90
	237	(a)	247	(b)	133	(b)	617
(a) The FAA completed its certification of the -7 on August 3, 2026, and the Company is expecting the first aircraft to be delivered in late 2026 with entry into service expected in 2027.
(b) The Company has flexibility to designate firm orders or options as -7s or -8s, upon written advance notification as stated in the contract.
(c) Includes 43 -8 deliveries received year-to-date through September 30, 2026. In addition, the Company has included 81 of its 2024 and 2025 contractual but previously undelivered aircraft (27 -7s and 54 -8s) within its 2026 contractual commitments. The 2026 contractual detail is as follows:

	The Boeing Company
	-7 Firm Orders	-8 Firm Orders	Total
2024 Contractual Deliveries	27	—	27
2025 Contractual Deliveries	—	54	54
2026 Contractual Deliveries	13	73	86
2026 Combined Contractual Total	40	127	167

Based on the Company's current agreement with Boeing, capital commitments associated with firm orders as of September 30, 2026, were:

(in billions)	Remainder of 2026		2027	2028	2029	2030	2031	Total
Payments for capital commitments	$3.5	(a)	$3.1	$2.7	$2.5	$1.5	$1.2	$14.5
(a) Capital commitments associated with the Company's firm orders in 2026 of $3.5 billion include approximately $2.7 billion primarily related to the existing remaining scheduled 86 MAX aircraft to be delivered in 2026 and $800 million related to 38 MAX aircraft (27 -7s and 11 -8s) that were contractually committed for 2024 and 2025, but were not received.
Subsequent to September 30, 2026, and through October 22, 2026, the Company exercised three -7 options for delivery in 2028, resulting in the Company's 2028 capital commitments increasing to $2.8 billion.

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

On December 27, 2019, a former Customer Service Agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground Employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was granted on July 25, 2025. Judgment was entered in favor of the Company on September 2, 2025, and Plaintiffs filed a notice of appeal on September 4, 2025. On May 6, 2026, Plaintiffs filed their opening appellate brief. The Company’s answering brief was filed on August 4, 2026, and Plaintiffs' reply brief is due October 23, 2026. The Company is currently not able to estimate a range of possible loss with regards to the litigation to which it is a defendant.

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

Additionally, the Term Loan Facility includes an uncommitted incremental term loan feature allowing up to $1 billion in incremental term loan commitments to be established from time to time in accordance with the terms and conditions set forth in the Term Loan Credit Agreement. On May 19, 2026, the Company executed an upsize of the Term Loan Facility for $1 billion of incremental term loan commitments, and amended the incremental term loan feature to allow for an additional $1 billion more of available uncommitted funds. As of September 30, 2026, the Company had a total outstanding loan balance of $1.5 billion related to the Term Loan Credit Agreement. The Term Loan Facility is secured by a grant of a security interest in certain aircraft and related assets.
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

Revolving Credit Facility

On August 10, 2026, the Company entered into a new $2.0 billion revolving credit facility (the "Credit Agreement"), and terminated its previous amended and restated revolving credit facility. The Credit Agreement matures on August 10, 2031 and includes an uncommitted accordion feature that permits the Company to increase the size of the facility to $3.0 billion, subject to, among other things, obtaining additional lender commitments. For the nine months ended September 30, 2026 and 2025, there were no amounts outstanding under the Credit Agreement or the previous amended and restated revolving credit facility, respectively.

Sale-Leaseback

In third quarter 2026, the Company completed sale-leaseback transactions involving various aircraft assets for proceeds of $212 million, resulting in a $118 million gain recognized in Other operating expenses, net in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income. The aircraft assets were de-recognized from Property and equipment at their remaining net book values at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases, and are reflected in Operating lease right-of-use assets and operating lease liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Relevant comparative operating statistics for the three and nine months ended September 30, 2026 and 2025 are included below. The Company provides these operating statistics because they are commonly used in the airline industry and, as such, allow readers to compare the Company’s performance against its results for the prior year period, as well as against the performance of the Company’s peers.

	Three months ended September 30,
	2026	2025	Change
Revenue passengers carried (000s)	33,467	34,581	(3.2)%
Enplaned passengers (000s)	43,310	43,806	(1.1)%
Revenue passenger miles (RPMs) (in millions)(a)	36,214	36,362	(0.4)%
Available seat miles (ASMs) (in millions)(b)	45,393	45,567	(0.4)%
Load factor(c)	79.8%	79.8%	—	pts.
Average length of passenger haul (miles)	1,082	1,051	2.9%
Average aircraft stage length (miles)	776	784	(1.0)%
Trips flown	357,374	356,952	0.1%
Seats flown (000s)(d)	57,593	57,643	(0.1)%
Seats per trip(e)	161.2	161.5	(0.2)%
Average passenger fare	$231.69	$182.56	26.9%
Passenger revenue yield per RPM (cents)(f)	21.41	17.36	23.3%
Operating revenues per ASM (cents)(g)	18.55	15.25	21.6%
Passenger revenue per ASM (cents)(h)	17.08	13.85	23.3%
Operating expenses per ASM (cents)(i)	17.72	15.17	16.8%
Operating expenses per ASM, excluding fuel (cents)	12.98	12.25	6.0%
Operating expenses per ASM, excluding special items (cents)	17.56	15.16	15.8%
Operating expenses per ASM, excluding fuel and special items (cents)	12.82	12.24	4.7%
Operating expenses per ASM, excluding fuel, profitsharing, and special items (cents)	12.68	12.21	3.8%
Fuel costs per gallon, including fuel tax (unhedged)	$3.87	$2.33	66.1%
Fuel costs per gallon, including fuel tax	$3.92	$2.40	63.3%
Fuel consumed, in gallons (millions)	548	554	(1.1)%
Active full-time equivalent Employees	73,092	72,223	1.2%
Aircraft at end of period	803	802	0.1%

	Nine months ended September 30,
	2026	2025	Change
Revenue passengers carried (000s)	96,973	100,078	(3.1)%
Enplaned passengers (000s)	125,105	125,330	(0.2)%
Revenue passenger miles (RPMs) (in millions)(a)	104,711	103,875	0.8%
Available seat miles (ASMs) (in millions)(b)	134,535	133,994	0.4%
Load factor(c)	77.8%	77.5%	0.3	pts.
Average length of passenger haul (miles)	1,080	1,038	4.0%
Average aircraft stage length (miles)	779	781	(0.3)%
Trips flown	1,055,484	1,056,790	(0.1)%
Seats flown (000s)(d)	169,631	170,145	(0.3)%
Seats per trip(e)	160.7	161.0	(0.2)%
Average passenger fare	$227.81	$187.36	21.6%
Passenger revenue yield per RPM (cents)(f)	21.10	18.05	16.9%
Operating revenues per ASM (cents)(g)	17.92	15.39	16.4%
Operating revenues per ASM, excluding special items (cents)	18.13	15.39	17.8%
Passenger revenue per ASM (cents)(h)	16.42	13.99	17.4%
Operating expenses per ASM (cents)(i)	17.18	15.36	11.8%
Operating expenses per ASM, excluding fuel (cents)	12.92	12.45	3.8%
Operating expenses per ASM, excluding special items (cents)	17.11	15.27	12.0%
Operating expenses per ASM, excluding fuel and special items (cents)	12.86	12.36	4.0%
Operating expenses per ASM, excluding fuel, profitsharing, and special items (cents)	12.74	12.34	3.2%
Fuel costs per gallon, including fuel tax (unhedged)	$3.50	$2.33	50.2%
Fuel costs per gallon, including fuel tax	$3.56	$2.40	48.3%
Fuel consumed, in gallons (millions)	1,607	1,624	(1.0)%
Active full-time equivalent Employees	73,092	72,223	1.2%
Aircraft at end of period	803	802	0.1%
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

Financial Highlights

The Company reports its results in accordance with GAAP. The Company also provides certain non-GAAP financial measures which the Company's management also utilizes to evaluate its ongoing financial performance, and the Company believes provides additional insight to investors as supplemental information to its GAAP results, as noted in the following tables. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures. Within the financial tables presented, certain columns and rows may not calculate precisely to the reported totals due to the use of rounded numbers.

	Three months ended September 30,
(in millions, except per share amounts)
GAAP	2026	2025	% Change
Operating income	$379	$35	n.m.
Net income	$270	$54	n.m.
Net income per share, diluted	$0.55	$0.10	n.m.

Non-GAAP
Operating income	$452	$42	n.m.
Net income	$328	$58	n.m.
Net income per share, diluted	$0.66	$0.11	n.m.

	Nine months ended September 30,
(in millions, except per share amounts)
GAAP	2026	2025	% Change
Operating income	$994	$37	n.m.
Net income	$730	$118	n.m.
Net income per share, diluted	$1.47	$0.21	n.m.

Non-GAAP
Operating income	$1,367	$159	n.m.
Net income	$1,019	$211	n.m.
Net income per share, diluted	$2.05	$0.38	n.m.

The Company’s Operating income, Net income, and Net income per share, diluted, for the three and nine months ended September 30, 2026, on a GAAP and non-GAAP basis, improved compared with the same prior year period, driven primarily by strong revenue performance, including third quarter record Operating revenue performance and all-time record unit revenues and passenger yield for the three months ended September 30, 2026, partially offset by higher Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. On a GAAP basis, the Company’s results for the nine months ended September 30, 2026, included a reversal of $285 million of breakage revenue recorded in prior years related to a portion of flight credits issued to Customers between July 2022 and December 2025 that have either been redeemed or are expected to be redeemed in future periods. This adjustment was treated as a special item in second quarter 2026 and excluded from the Company’s presentation of non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and Notes 1 and 5 to the unaudited Condensed Consolidated Financial Statements for further information. Operating expense for the nine months ended September 30, 2025, on a non-GAAP basis, excluded pre-tax charges of $122 million, most notably $62 million related to severance and related professional fees associated with the Company's February 2025 reduction in workforce.

Company Overview

The Company has completed the implementation of its previously announced transformational initiatives, which were planned and designed to attract new Customers and improve both the Company's operational and financial performance. Since the introduction of assigned and extra legroom seating on January 27, 2026, the Company has successfully integrated these offerings into its operations, contributing to improved passenger yields and incremental revenue. Despite significantly higher fuel costs, results reflect strong demand for the Company's enhanced product and continued momentum across the business.

The Company has also continued to enhance its onboard offerings, with improvements such as in-seat power, larger overhead bins, a refreshed cabin design, with new, more comfortable RECARO seats, and upgraded WiFi, with Starlink-equipped aircraft now in service as part of the Company's ongoing fleet-wide rollout. The Company expects to complete the fleet-wide rollout of Starlink in fall 2027. In addition, the Company entered into new strategic partnerships with TAP Air Portugal, which will enable further travel opportunities to Europe with interline connections at the carriers' shared gateway airports in Boston, Los Angeles, Miami, and San Francisco, and with LOT Polish Airlines, which will offer Passengers access to destinations across Europe and the globe through the carriers' shared gateway airports in Los Angeles, Miami, and San Francisco. Since February 13, 2025, the Company has implemented and/or announced strategic partnerships with a total of 11 carriers, through which Customers may book itineraries that connect the Company's vast domestic network to destinations around the world. In spring 2027, the Company plans to enable Members to earn and redeem Rapid Reward points for travel through new international loyalty partners. The program is expected to initially launch with Icelandair, China Airlines, and Etihad Airways.

In third quarter 2026, the Company also paid $176 million to Shareholders through dividends. See "Liquidity and Capital Resources" below for further information.

On October 15, 2026, the Company announced updates to its Rapid Rewards program, including new Milestone rewards, which will enable Members to receive rewards at different points throughout the tier journey, a faster path to tier status for Rapid Rewards Credit Cardmembers, and a new three-tier membership structure of Silver, Gold, and Platinum. Beginning in January 2027, the current A-List tier will become Silver, and the current A-List Preferred tier will become Gold. Platinum status will sit above Silver and Gold, and include unlimited Companion Pass trips. The Company also announced new ways to use Rapid Rewards points. In 2027, Members will be able to redeem points for seat selection on Southwest-operated flights, including extra legroom and preferred seats. Additionally, beginning in November 2026, Members may redeem points for rental cars across all participating car rental partners.

On September 2, 2026, the Company announced plans for its first-ever airport lounge network, the Southwest Icon Lounge™ network, marking the next chapter of the Southwest Airlines travel experience. The Company is partnering with Chase to combine premium amenities, thoughtful and local design, and the warmth of Southwest's culture to create distinctive spaces for Customers. Construction has begun on the first four Southwest lounges at Austin-Bergstrom International Airport, Baltimore/Washington International Thurgood Marshall Airport, Daniel K. Inouye (Honolulu) International Airport, and Nashville International Airport, with at least seven more lounges planned to open over the next several years across high-demand business and leisure markets. The Company currently expects lounges to open in late 2027. In third quarter 2026, the Company and Chase amended the Co-brand Agreement to extend the term of the agreement and add a new, premium, Southwest Rapid Rewards Credit Card issued by Chase, which is expected to launch in 2027 and provide access to the new Southwest lounge network.

On August 10, 2026, Varun Krishna and Jason T. Liberty were appointed as members of the Company's Board of Directors (the "Board") effective immediately. In connection with the appointments and in accordance with the Company's Fifth Amended and Restated Bylaws, the Board increased the size of the Board to 13 members, effective immediately.

On August 3, 2026, the FAA announced the completion of its -7 aircraft certification. Southwest is currently progressing through the FAA's approval process, and expects to be the launch customer. This process includes, among other things, comprehensive training updates, aircraft conformity inspections and documented reviews, scenario exercises, and required validation flights with FAA representatives and inspectors. The Company expects to complete these readiness activities in approximately three to six months, and anticipates taking delivery of its first -7 aircraft in late 2026, with entry into service expected in 2027. However, the timing of the -7 aircraft's entry into service depends on the FAA's issuance of required approvals to the Company, which is outside of the Company's control. The Company therefore offers no assurances that current estimations and timelines are correct.

Material Changes in Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	Three months ended September 30,		Increase (Decrease)	Percent change
(in millions)	2026	2025
Passenger	$7,754	$6,313	$1,441	22.8%
Freight	48	42	6	14.3
Other	621	594	27	4.5
Total operating revenues	$8,422	$6,949	$1,473	21.2%

Salaries, wages, and benefits	$3,542	$3,219	$323	10.0%
Aircraft fuel and related taxes	2,152	1,331	821	61.7
Maintenance materials and repairs	303	299	4	1.3
Landing fees and airport rentals	623	548	75	13.7
Depreciation and amortization	398	394	4	1.0
Other operating expenses	1,026	1,123	(97)	(8.6)
Total operating expenses	$8,043	$6,914	$1,129	16.3%

Operating Revenues

Total operating revenues for third quarter 2026 increased by $1.5 billion, or 21.2 percent, year-over-year, to achieve a third quarter Company record of $8.4 billion. Passenger revenues for third quarter 2026 increased by $1.4 billion, or 22.8 percent, year-over-year, driven by a higher percentage of Customers choosing more premium fare benefits as a result of the enhanced fare structure, coupled with an increase in new ancillary products implemented by the Company, including bag fee revenues for first and second checked bags for tickets purchased on or after May 28, 2025 and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives. Other revenues for third quarter 2026 increased by $27 million, or 4.5 percent, year-over-year, driven primarily by new revenue contracts with partners. Third quarter 2026 RASM was 18.55 cents, finishing 21.6 percent higher than third quarter 2025 to achieve an all-time Company record. The unit revenue increase was primarily due to a 23.3 percent increase in yield as a result of broad demand strength and strong Customer engagement with the Company's enhanced product offering, including an increase in ancillary revenues.

Operating Expenses

Operating expenses for third quarter 2026 increased by $1.1 billion, or 16.3 percent, compared with third quarter 2025. Operating expenses, excluding special items, increased $1.1 billion, or 15.4 percent, compared with third quarter 2025. The dollar increase was primarily due to higher Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. The following table presents the Company's Operating expenses per ASM for the third quarter of 2026 and 2025, followed by explanations of these changes on both a dollar and unit basis.

	Three months ended September 30,				Per ASM change		Percent change
(in cents, except for percentages)	2026		2025
Salaries, wages, and benefits	7.80	¢	7.08	¢	0.72	¢	10.2%
Aircraft fuel and related taxes	4.74		2.92		1.82		62.3
Maintenance materials and repairs	0.67		0.66		0.01		1.5
Landing fees and airport rentals	1.37		1.20		0.17		14.2
Depreciation and amortization	0.88		0.86		0.02		2.3
Other operating expenses	2.26		2.45		(0.19)		(7.8)
Total	17.72	¢	15.17	¢	2.55	¢	16.8%
Operating expenses per ASM for third quarter 2026 increased by 16.8 percent compared with third quarter 2025, primarily due to an increase in Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. Operating expenses per ASM for third quarter 2026, excluding Aircraft fuel and related taxes expense, profit sharing, and special items (a non-GAAP financial measure), increased 3.8 percent, compared with third quarter 2025, primarily due to wage rate inflation in Salaries, wages, and benefits expense in 2026. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for third quarter 2026 increased by $323 million, or 10.0 percent, compared with third quarter 2025. On a per ASM basis, third quarter 2026 Salaries, wages, and benefits expense increased 10.2 percent, compared with third quarter 2025. On a dollar and per ASM basis, the majority of the increase was due to step/pay rate increases and related benefits for the Company's workforce.

Aircraft fuel and related taxes expense for third quarter 2026 increased by $821 million, or 61.7 percent, compared with third quarter 2025. On a per ASM basis, third quarter 2026 Aircraft fuel and related taxes expense increased 62.3 percent. On a dollar and per ASM basis, the increase was primarily attributable to increased jet fuel prices, particularly due to market disruptions and worldwide geopolitical events. The following table provides more information on the Company's fuel costs per gallon, including the impact of fuel hedging net premium expense associated with previously terminated fuel derivative contracts:

	Three months ended September 30,
	2026		2025
Fuel costs per gallon	$3.92		$2.40
Fuel hedging premium expense (in millions)	$29	(a)	$36	(a)
Fuel hedging premium expense per gallon	$0.05	(a)	$0.07	(a)
(a) Includes amounts reclassified from AOCI associated with hedges previously terminated. See Notes 3 and 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments and AOCI, respectively.

The Company's third quarter 2026 available seat miles per gallon ("fuel efficiency") increased 0.7 percent, year-over-year, with the improvement primarily due to operating more -8 aircraft, the Company's most fuel-efficient aircraft, as a percentage of its fleet. The continued deliveries of MAX aircraft are expected to remain critical to the Company's efforts to modernize its fleet.

Maintenance materials and repairs expense for third quarter 2026 increased by $4 million, or 1.3 percent, compared with third quarter 2025. On a per ASM basis, Maintenance materials and repairs expense increased 1.5 percent compared with third quarter 2025. On a dollar and per ASM basis, the increase was primarily due to an increase in -800 and -8 engine repairs.

Landing fees and airport rentals expense for third quarter 2026 increased by $75 million, or 13.7 percent, compared with third quarter 2025. On a per ASM basis, Landing fees and airport rentals expense increased 14.2 percent, compared with third quarter 2025. On a dollar and per ASM basis, approximately 50 percent of the increase was attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space, approximately 30 percent of the increase was due to higher landing fees throughout the network driven by increased usage of the heavier -8 aircraft as well as higher rates, and the remaining increase was primarily due to receiving fewer favorable settlements and credits from various airports in 2026.

Depreciation and amortization expense for third quarter 2026 increased by $4 million, or 1.0 percent, compared with third quarter 2025. On a per ASM basis, Depreciation and amortization expense increased 2.3 percent compared with third quarter 2025. On a dollar and per ASM basis, this increase was primarily due to new assets acquired and placed into service, including aircraft and technology, mostly offset by a decrease in depreciation as a result of a change in estimated residual value for certain engine assets due to prevailing market conditions.

Other operating expenses for third quarter 2026 decreased by $97 million, or 8.6 percent, compared with third quarter 2025. Included within this line item was aircraft rentals expense in the amounts of $78 million and $76 million for the three-month periods ended September 30, 2026 and 2025, respectively. On a per ASM basis, Other operating expenses decreased 7.8 percent, compared with third quarter 2025. On a dollar and per ASM basis, the decrease was primarily due to $201 million in additional year-over-year gains on sale-leaseback transactions and the disposition of assets, primarily previously retired engines and aircraft, partially offset by a $64 million increase in revenue-related expenses driven by increased credit card transactions and the Company's free inflight WiFi offering. The remainder of the offset was primarily due to various increased flight-driven expenses that were not individually significant.

Non-Operating Expenses (Income)

Interest expense for third quarter 2026 increased by $35 million, or 100.0 percent, compared with third quarter 2025, primarily due to various debt financing transactions executed since third quarter 2025. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Other gains, net, for third quarter 2026 decreased by $20 million, or 95.2 percent, compared with third quarter 2025, primarily related to impacts from the Company's nonqualified benefit plan obligations driven by volatility in the stock market.

Income Taxes

The Company's effective tax rate was 24.0 percent in third quarter 2026, compared with 21.0 percent in third quarter 2025. The year-over-year increase in the tax rate was primarily due to the impacts of an increase in non-deductible expenses.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,		Increase (Decrease)	Percent change
(in millions)	2026	2025
Passenger	$22,091	$18,751	$3,340	17.8%
Freight	141	127	14	11.0
Other	1,872	1,743	129	7.4
Total operating revenues	$24,104	$20,621	$3,483	16.9%

Salaries, wages, and benefits	$10,338	$9,583	$755	7.9%
Aircraft fuel and related taxes	5,723	3,907	1,816	46.5
Maintenance materials and repairs	855	921	(66)	(7.2)
Landing fees and airport rentals	1,831	1,638	193	11.8
Depreciation and amortization	1,198	1,189	9	0.8
Other operating expenses	3,166	3,346	(180)	(5.4)
Total operating expenses	$23,110	$20,584	$2,526	12.3%
Operating Revenues

Total operating revenues for the first nine months of 2026 increased $3.5 billion, or 16.9 percent, year-over-year, which included a $285 million decrease related to a breakage adjustment, which was treated as a special item and excluded from the Company's presentation of non-GAAP results. See Note Regarding Use of Non-GAAP Financial Measures and see Notes 1 and 5 to the unaudited Condensed Consolidated Financial Statements for further information. Passenger revenues for the nine months ended September 30, 2026, increased by $3.3 billion, or 17.8 percent, compared with the first nine months of 2025, primarily due to a higher percentage of Customers choosing more premium fare benefits as a result of the enhanced fare structure coupled with an increase in new ancillary products implemented by the Company, including bag fee revenues for first and second checked bags for tickets purchased on or after May 28, 2025 and operating assigned and extra legroom seating for travel beginning January 27, 2026, which includes the co-brand impact associated with those initiatives. Other revenues for the first nine months of 2026 increased by $129 million, or 7.4 percent, compared with the first nine months of 2025. On a dollar basis, approximately 50 percent of the increase was driven by higher retail spend on the Company's co-branded credit cards and approximately 50 percent was driven by new revenue contracts with partners. The first nine months of 2026 RASM was $17.92 cents, finishing 16.4 percent higher than the first nine months of 2025. The unit revenue increase was primarily due to a 16.9 percent increase in yield as a result of broad demand strength and strong Customer engagement with the Company's enhanced product offering, including an increase in ancillary revenues. The first nine months of 2026 RASM, excluding special items was 18.13 cents, finishing 17.8 percent higher than the first nine months of 2025. See Reconciliation of Reported Amounts to Non-GAAP Financial Measures and Note Regarding Use of Non-GAAP Financial Measures for further information.

Operating Expenses

Operating expenses for the first nine months of 2026 increased $2.5 billion, or 12.3 percent, compared with the first nine months of 2025. The dollar increase was primarily due to higher Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. The following table presents the Company's Operating expenses per ASM for the first nine months of 2026 and 2025, followed by explanations of these changes on a dollar and unit basis.

	Nine months ended September 30,				Per ASM		Percent
(in cents, except for percentages)	2026		2025		change		change
Salaries, wages, and benefits	7.68	¢	7.16	¢	0.52	¢	7.3%
Aircraft fuel and related taxes	4.25		2.91		1.34		46.0
Maintenance materials and repairs	0.64		0.69		(0.05)		(7.2)
Landing fees and airport rentals	1.36		1.22		0.14		11.5
Depreciation and amortization	0.89		0.89		—		—
Other operating expenses	2.35		2.49		(0.14)		(5.6)
Total	17.18	¢	15.36	¢	1.81	¢	11.8%

Operating expenses per ASM for the first nine months of 2026 increased 11.8 percent, compared with the first nine months of 2025, primarily due to an increase in Aircraft fuel and related taxes expense and Salaries, wages, and benefits expense. Operating expenses per ASM for the first nine months of 2026, excluding Aircraft fuel and related taxes expense, profit sharing, and special items (a non-GAAP financial measure), increased 3.2 percent, year-over-year, primarily due to wage rate inflation in Salaries, wages, and benefits expense. See Note Regarding Use of Non-GAAP Financial Measures and the Reconciliation of Reported Amounts to Non-GAAP Financial Measures for additional detail regarding non-GAAP financial measures.

Salaries, wages, and benefits expense for the first nine months of 2026 increased by $755 million, or 7.9 percent, compared with the first nine months of 2025. On a per ASM basis, Salaries, wages, and benefits expense for the first nine months of 2026 increased 7.3 percent, compared with the first nine months of 2025. On a dollar and per ASM basis, the majority of the increase was due to step/pay rate increases and related benefits for the Company's workforce.

Aircraft fuel and related taxes expense for the first nine months of 2026 increased $1.8 billion, or 46.5 percent, compared with the first nine months of 2025. On a per ASM basis, Aircraft fuel and related taxes expense for the first nine months of 2026 increased 46.0 percent. On a dollar and per ASM basis, the increase was primarily attributable to increased jet fuel prices, particularly due to market disruptions and worldwide geopolitical events. The following table provides more information on the Company's fuel cost per gallon, including the impact of fuel hedging net premium expense associated with previously terminated fuel derivative contracts:

	Nine months ended September 30,
	2026		2025
Fuel costs per gallon	$3.56		$2.40
Fuel hedging premium expense (in millions)	$86	(a)	$110	(a)
Fuel hedging premium expense per gallon	$0.06	(a)	$0.07	(a)
(a) Includes amounts reclassified from Accumulated Other Comprehensive Income associated with hedges previously terminated. See Notes 3 and 4 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments and AOCI, respectively.

Maintenance materials and repairs expense for the first nine months of 2026 decreased $66 million, or 7.2 percent, compared with the first nine months of 2025. On a per ASM basis, Maintenance materials and repairs expense decreased 7.2 percent, compared with the first nine months of 2025. On a dollar and per ASM basis, the decrease was primarily due to a $114 million decrease in -700 engine repairs. This decrease was partially offset by a $22 million increase in -8 engine repairs, as well as higher maintenance materials and repair expenses for airframes and engines across the fleet, none of which were individually material.

Landing fees and airport rentals expense for the first nine months of 2026 increased $193 million, or 11.8 percent, compared with the first nine months of 2025. On a per ASM basis, Landing fees and airport rentals expense increased 11.5 percent, compared with the first nine months of 2025. On a dollar and per ASM basis, approximately

55 percent of the increase was attributable to an increase in airport rental expense throughout the network driven by the higher rates charged by airports for leased space, approximately 30 percent of the increase was due to higher landing fees throughout the network driven by increased usage of the heavier -8 aircraft as well as higher rates, and approximately 15 percent of the increase was due to receiving fewer favorable settlements and credits from various airports in 2026.

Depreciation and amortization expense for the first nine months of 2026 increased $9 million, or 0.8 percent, compared with the first nine months of 2025. On a per ASM basis, Depreciation and amortization expense remained flat compared with the first nine months of 2025. On a dollar basis, this increase was primarily due to increased depreciation as a result of new assets acquired and placed into service, including aircraft, technology, and ground equipment, and various other increases that were not individually significant. This increase was mostly offset by a decrease in depreciation as a result of a change in estimated residual value for certain airframe and engine assets due to prevailing market conditions.

Other operating expenses for the first nine months of 2026 decreased $180 million, or 5.4 percent, compared with the first nine months of 2025. Included within this line item was aircraft rentals expense in the amount of $228 million and $243 million for the nine months ended September 30, 2026 and 2025, respectively. On a per ASM basis, Other operating expenses decreased 5.6 percent, compared with the first nine months of 2025. On a dollar and per ASM basis, the decrease was primarily due to (i) $359 million in additional year-over-year gains on sale-leaseback transactions and the disposition of assets, primarily previously retired engines and aircraft and (ii) a $75 million decrease in external consulting services related to non-recurring Company-wide initiatives. This was partially offset by a $172 million increase in revenue-related expenses driven primarily by increased credit card transactions and the Company's free inflight WiFi offering, and a $49 million increase in Employee-related expenses driven by increased redeye flying and inflation in lodging rates in 2026.

Non-Operating Expenses (Income)

Interest expense for the first nine months of 2026 increased $68 million, or 56.7 percent, compared with the first nine months of 2025, primarily due to various debt financing transactions executed since third quarter 2025. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

Interest income for the first nine months of 2026 decreased $82 million, or 47.7 percent, compared with the first nine months of 2025, primarily due to lower average investment balances and a lower average interest rate in the Company's total investment portfolio.

Other gains, net, for the first nine months of 2026 decreased $15 million, or 53.6 percent, compared with the first nine months of 2025, primarily related to impacts from the Company's nonqualified benefit plan obligations driven by volatility in the stock market.

Income Taxes

The Company's effective tax rate was approximately 22.9 percent for the first nine months of 2026, compared with 24.6 percent for the first nine months of 2025. The first nine months 2025 tax rate was higher than the first nine months 2026 due to certain discrete tax items and lower pre-tax book income in 2025, both of which had a disproportionate impact on the 2025 tax rate.

Reconciliation of Reported Amounts to Non-GAAP Financial Measures (excluding special items) (unaudited)
(in millions, except per share amounts and per ASM amounts) (See Note Regarding Use of Non-GAAP Financial Measures for further information)

		Three months ended September 30,		Percent	Nine months ended September 30,		Percent
		2026	2025	Change	2026	2025	Change
	Operating revenues, as reported	$8,422	$6,949		$24,104	$20,621
(a)	Add: Breakage revenue adjustment	—	—		285	—
	Operating revenues, excluding special items	$8,422	$6,949	21.2	$24,389	$20,621	18.3

	Aircraft fuel and related taxes, unhedged	$2,123	$1,295		$5,637	$3,797
(b)	Add: Premium cost of fuel contracts designated as hedges	29	36		86	110
	Aircraft fuel and related taxes, as reported	$2,152	$1,331	61.7	$5,723	$3,907	46.5

	Total operating expenses, as reported	$8,043	$6,914		$23,110	$20,584
	Deduct: Impairment of long-lived assets	(30)	—		(30)	(8)
	Deduct: Litigation accruals	(13)	—		(13)	(19)
	Deduct: Transformation costs	—	(7)		—	(33)
(c)	Deduct: Severance and related costs	(30)	—		(45)	(62)
	Total operating expenses, excluding special items	$7,970	$6,907	15.4	$23,022	$20,462	12.5
	Deduct: Aircraft fuel and related taxes expense, as reported	(2,152)	(1,331)		(5,723)	(3,907)
	Operating expenses, excluding Aircraft fuel and related taxes expense and special items	$5,818	$5,576	4.3	$17,299	$16,555	4.5
	Deduct: Profit-sharing expense	(62)	(11)		(165)	(26)
	Operating expenses, excluding Aircraft fuel and related taxes expense, special items, and profit sharing	$5,756	$5,565	3.4	$17,134	$16,529	3.7

	Operating income, as reported	$379	$35		$994	$37
(a)	Add: Breakage revenue adjustment	—	—		285	—
	Add: Impairment of long-lived assets	30	—		30	8
	Add: Litigation accruals	13	—		13	19
	Add: Transformation costs	—	7		—	33
(c)	Add: Severance and related costs	30	—		45	62
	Operating income, excluding special items	$452	$42	976.2	$1,367	$159	759.7

	Total operating revenues, as reported	$8,422	$6,949		$24,104	$20,621
	Operating margin, as reported	4.5%	0.5%	4.0 pts.	4.1%	0.2%	3.9 pts.
	Add: Impact of special items	0.9%	0.1%		1.5%	0.6%
	Operating margin, excluding special items	5.4%	0.6%	4.8 pts.	5.6%	0.8%	4.8 pts.

	Income before income taxes, as reported	$355	$68		$946	$155
(a)	Add: Breakage revenue adjustment	—	—		285	—
	Add: Impairment of long-lived assets	30	—		30	8
	Add: Litigation accruals	13	—		13	19
	Add: Transformation costs	—	7		—	33
(c)	Add: Severance and related costs	30	—		45	62

		Three months ended September 30,		Percent	Nine months ended September 30,		Percent
		2026	2025	Change	2026	2025	Change
	Income before income taxes, excluding special items	$428	$75	470.7	$1,320	$277	376.5

	Provision for income taxes, as reported	$85	$14		$216	$37
(d)	Add: Net income tax impact of special items	16	3		85	29
	Provision for income taxes, net, excluding special items	$101	$17	494.1	$301	$66	356.1

	Net income, as reported	$270	$54		$730	$118
(a)	Add: Breakage revenue adjustment	—	—		285	—
	Add: Litigation accruals	13	—		13	19
	Add: Transformation costs	—	7		—	33
(c)	Add: Severance and related costs	30	—		45	62
	Add: Impairment of long-lived assets	30	—		30	8
(d)	Deduct: Net income tax impact of special items	(16)	(3)		(85)	(29)
	Net income, excluding special items	$328	$58	465.5	$1,019	$211	382.9

	Total operating revenues, as reported	$8,422	$6,949		$24,104	$20,621
	Net margin, as reported	3.2%	0.8%	2.4 pts.	3.0%	0.6%	2.4 pts.
	Add: Impact of special items	0.9%	0.1%		1.5%	0.6%
(d)	Deduct: Net income tax impact of special items	(0.2)%	—%		(0.3)%	(0.1)%
	Net margin, excluding special items	3.9%	0.8%	3.1 pts.	4.2%	1.0%	3.2 pts.

	Net income per share, diluted, as reported	$0.55	$0.10		$1.47	$0.21
	Add: Impact of special items	0.15	0.02		0.75	0.22
(d)	Deduct: Net income tax impact of special items	(0.04)	(0.01)		(0.17)	(0.05)
	Net income per share, diluted, excluding special items	$0.66	$0.11	500.0	$2.05	$0.38	439.5

	Operating revenues per ASM (cents), as reported	18.55 ¢	15.25 ¢		17.92 ¢	15.39 ¢
	Add: Impact of special items	—	—		0.21	—
	Operating revenues per ASM, excluding special items (cents)	18.55 ¢	15.25 ¢	21.6	18.13 ¢	15.39 ¢	17.8

	Operating expenses per ASM (cents)	17.72 ¢	15.17 ¢		17.18 ¢	15.36 ¢
	Deduct: Impact of special items	(0.16)	(0.02)		(0.07)	(0.09)
	Deduct: Aircraft fuel and related taxes expense divided by ASMs	(4.74)	(2.92)		(4.25)	(2.91)
	Deduct: Profit-sharing expense divided by ASMs	(0.14)	(0.02)		(0.12)	(0.02)
	Operating expenses per ASM, excluding Aircraft fuel and related taxes expense, special items, and profit sharing (cents)	12.68 ¢	12.21 ¢	3.8	12.74 ¢	12.34 ¢	3.2

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

Non-GAAP Return on Invested Capital (ROIC) (in millions) (unaudited)

	Twelve months ended		Twelve months ended
	September 30, 2026		September 30, 2025
Operating income, as reported	$1,384		$315
Breakage revenue adjustment	285		116
Severance and related costs	45		62
Voluntary Employee programs	—		5
Net impact from fuel contracts	—		(25)
Professional advisory fees	—		18
Transformation costs	—		37
DOT settlement	(11)		—
Litigation accruals	13		19
Impairments	30		8
Operating income, non-GAAP	$1,747		$555
Net adjustment for aircraft leases (a)	214		201
Adjusted operating income, non-GAAP (A)	$1,961		$756

Non-GAAP tax rate (B)	22.7%	(d)	22.4%	(e)

Net operating profit after-tax, NOPAT (A* (1-B) = C)	$1,516		$587

Debt, including finance leases (b)	$5,244		$5,921
Equity (b)	7,409		9,181
Net present value of aircraft operating leases (b)	814		977
Average invested capital	$13,467		$16,079
Equity adjustment for hedge accounting (c)	(8)		32
Adjusted average invested capital (D)	$13,459		$16,111

Non-GAAP ROIC, pre-tax (A/D)	14.6%		4.7%

Non-GAAP ROIC, after-tax (C/D)	11.3%		3.6%
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
(c) The Equity adjustment in the denominator adjusts for the cumulative impacts, in Accumulated other comprehensive income and Retained earnings, of gains and/or losses that will settle in future periods, including those associated with the Company's terminated fuel hedges. The prior period impact of these gains and/or losses is reflected in the Net impact from fuel contracts in the numerator.
(d) The GAAP twelve month rolling tax rate as of September 30, 2026, was 22.2 percent, and the Non-GAAP twelve month rolling tax rate was 22.7 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.
(e) The GAAP twelve month rolling tax rate as of September 30, 2025, was 21.8 percent, and the Non-GAAP twelve month rolling tax rate was 22.4 percent. See Note Regarding Use of Non-GAAP Financial Measures for additional information.

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

1.Charges associated with tentative and/or actual litigation settlements;
2.Expenses associated with professional advisory fees related to the Company's implementation of its comprehensive transformational plan;
3.Charges associated with Employee severance and other related payments resulting from corporate workforce reductions;
4.Reversal of breakage revenue recorded in prior years related to a portion of non-expiring flight credits issued to Customers that have either been redeemed or are expected to be redeemed in future periods;
5.Non-cash impairment charges to remove certain assets no longer in use that are not related to the direct operations of the Company from the unaudited Condensed Consolidated Balance Sheet;
6.Expenses associated with incremental professional advisory fees related to activist investor activities, which were not budgeted by the Company or associated with the ongoing operation of the airline;
7.Incremental expense associated with a voluntary separation program that allowed eligible Employees the opportunity to voluntarily separate from the Company in exchange for severance, medical/dental coverage for a specified period of time, and travel privileges based on years of service; and
8.A credit received from the Department of Transportation ("DOT") regarding a settlement reached for the Company's December 2022 operational disruption in light of the Company significantly improving its on-time performance and completion factor through the Company's investment in its Network Operations Control.
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

Liquidity and Capital Resources

Net cash provided by operating activities was $513 million for the three months ended September 30, 2026, compared with $287 million provided by operating activities in the same prior year period. Net cash provided by operating activities was $2.5 billion for the nine months ended September 30, 2026 compared with $1.5 billion provided by operating activities in the same prior year period. Historically, operating cash inflows are primarily derived from selling tickets for future flights and providing air transportation to Customers. The vast majority of tickets are purchased prior to the day on which travel is provided and, in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for the nine months ended September 30, 2026, were largely impacted by the Company's net results (as adjusted for noncash items), a $97 million profit-sharing contribution related to 2025 results pursuant to the Company's Retirement Savings Plan, a $1.1 billion increase in Air traffic liability driven by seasonal bookings for future travel, and gains of $272 million and $118 million on the sale of property and equipment and sale-leaseback transactions, respectively. The operating cash flows for the nine months ended September 30, 2025, were largely impacted by the Company's net results (as adjusted for noncash items), a $103 million profit-sharing contribution related to 2024 results pursuant to the Company's Retirement Savings Plan, and a $117 million decrease in Air traffic liability driven by a decrease in flight points earned and more flight credits redeemed by Customers. Net cash provided by operating activities is primarily used to finance capital expenditures, repay debt, provide Shareholder returns, and provide working capital.

Net cash used in investing activities totaled $509 million during the three months ended September 30, 2026, compared with $428 million used in investing activities in the same prior year period. Net cash used in investing activities totaled $1.5 billion during the nine months ended September 30, 2026, compared with $687 million used in investing activities in the same prior year period. Investing activities in both years included Capital expenditures, as well as proceeds from the sale of various capital assets, and the prior year also included changes in the balance of the Company's short-term and noncurrent investments. During the nine months ended September 30, 2026, gross Capital expenditures were $2.5 billion, and the Company had $735 million proceeds from sales of property and equipment, as well as $212 million raised from sale-leaseback transactions (See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information on the sale-leaseback transactions), compared with $1.9 billion gross Capital expenditures, and $108 million proceeds from sales of property and equipment in the same prior year period. Capital expenditures increased, year-over-year, largely due to an increase in progress and delivery payment balances for scheduled future aircraft deliveries during the nine months ended September 30, 2026, compared with the same prior year period. Proceeds from sales increased, year-over-year, due to the timing and volume of various aircraft and engine sales in the nine months ended September 30, 2026, compared with September 30, 2025.

The Company expects its 2026 net capital spending to be between $2.5 billion and $2.75 billion, which includes the impact of proceeds from sales of assets and sale-leaseback transactions.

Net cash used in financing activities was $171 million during the three months ended September 30, 2026, compared with $432 million used in financing activities for the same prior year period. Net cash used in financing activities was $554 million during the nine months ended September 30, 2026, compared with $5.5 billion used in financing activities for the same prior year period. During the nine months ended September 30, 2026, the Company paid $357 million in cash dividends to Shareholders related to the first, second, and third quarter 2026 and fourth quarter 2025 declarations. Additionally, the Company expended $1.25 billion to repurchase the Company's outstanding common stock through accelerated share repurchase programs (each, an "ASR") and open market share repurchases during the nine months ended September 30, 2026. The repurchases of common stock amounts in the unaudited Consolidated Statement of Cash Flows may differ from the unaudited Consolidated Statement of Stockholder's Equity due to the timing of excise taxes incurred and subsequent payment on share repurchases, net of issuances. During the nine months ended September 30, 2026, the Company entered into the Term Loan Credit Agreement with a third-party bank, providing for the $500 million senior secured Term Loan Credit Facility that was drawn in full on March 11, 2026. On May 19, 2026, the Company executed an upsize of the Term Loan Facility for $1 billion of incremental term loan commitments. The commitments are secured by a grant of a security interest in certain aircraft and related assets with a minimum collateral coverage ratio requirement. The Term Loan Facility matures in full on March 11, 2029. Additionally, the Company prepaid the $426 million outstanding balance of the note associated with the PSP3 Payroll Support Program in April 2026. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information. The Company may engage in early debt repurchases from time to time at its discretion; however, no other potential early future repurchases are included in the Company's Current maturities of long-term debt unless otherwise disclosed as of September 30, 2026. During the nine months ended September 30, 2025, the Company paid $399 million in cash dividends to Shareholders related to the first, second, and third quarter 2025 and fourth quarter 2024 declarations. Additionally, the Company expended $2.5 billion to repurchase the Company's outstanding common stock through ASRs and repaid both the Convertible Notes and the PSP1 Payroll Support Program loan in the amounts of $1.6 billion and $976 million, respectively.

On July 23, 2025, the Board approved a $2.0 billion share repurchase authorization of the Company's common stock. During the nine months ended September 30, 2026, the Company repurchased 28,429,822 shares of its common stock, all of which occurred during the first quarter of 2026. The Company did not repurchase any shares during the second or third quarter of 2026. As of September 30, 2026, approximately $450 million remained available under the Company’s share repurchase authorization. See Part II, Item 2 for further information on the Company's share repurchases. These purchases were recorded as treasury share repurchases for purposes of calculating earnings per share. Subject to certain conditions, repurchases may be made in accordance with applicable securities laws in open market or private, including accelerated repurchase transactions from time to time, depending on market conditions.

The Company is a "well-known seasoned issuer" and currently has an effective shelf registration statement registering an indeterminate amount of debt and equity securities for future sales. The Company intends to use the proceeds from any future securities sales off this shelf registration statement for general corporate purposes.

On August 10, 2026, the Company entered into a new $2.0 billion Credit Agreement and terminated its previous amended and restated revolving credit facility. The Credit Agreement matures on August 10, 2031 and includes an uncommitted accordion feature that permits the Company to increase the size of the facility to $3.0 billion, subject to, among other things, obtaining additional lender commitments. For the nine months ended September 30, 2026 and 2025, there were no amounts outstanding under the Credit Agreement or the previous amended and restated revolving credit facility, respectively. See Note 10 to the unaudited Condensed Consolidated Financial Statements for further information.

As of September 30, 2026, the Company carried a working capital deficit of approximately $7.2 billion, in which its current liabilities exceed its current assets. This is common within the airline industry and is primarily due to the nature of the Air traffic liability account, which is related to advance ticket sales, unused flight credits available to Customers, and loyalty deferred revenue, which are performance obligations for future Customer flights, do not require future settlement in cash, and are mostly nonrefundable. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

The Company believes it has various options available to meet its capital and operating commitments, including unrestricted cash of $3.6 billion as of September 30, 2026, and anticipated future internally generated funds from operations. The Company continues to have a large base of unencumbered aircraft and other related assets with a net book value of approximately $15.8 billion. The Company regularly evaluates its capital structure to efficiently manage financial risks, liquidity access, and cost of capital. The Company may consider, from time to time, additional financing arrangements, including secured or unsecured debt, as appropriate. In addition, the Company continues to maintain investment-grade credit ratings by all three major credit agencies (Moody's, S&P Global, and Fitch).

The Company's contractual order book with Boeing for MAX aircraft extends through 2031. The Company regularly engages in discussions with its airframe and engine suppliers regarding its near-term and long-term fleet needs and order book adjustments. As of October 22, 2026, for the years 2026 through 2031, the Company has firm orders with Boeing for 487 MAX aircraft (240 -7s and 247 -8s), less 46 -8 aircraft received as of October 21, 2026, and 130 MAX options (-7s or -8s). The -7 received FAA certification in August 2026; however, the timing and quantity of future aircraft deliveries remain subject to Boeing's production capability and other factors. The contractual order book as of October 22, 2026, does not include the impact of delivery delays and is subject to change based on ongoing discussions with Boeing. See Note 9 to the unaudited Condensed Consolidated Financial Statements for further information.

The following table details information on the aircraft in the Company's fleet as of September 30, 2026:

		Average Age (Yrs)	Number of Aircraft	Number Owned	Number Leased
Type	Seats
737-700	137	20	271	255	16
737-800	175	11	189	140	49
737-8	175	3	343	310	33
Totals		11	803	705	98

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
•the Company’s plans and expectations with respect to the Company’s delivery of WiFi and Starlink-equipped aircraft, the Southwest lounge network, airline partnerships, cabin design and seating, and the Company’s Co-brand Agreement with Chase;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hedging and Aircraft Fuel Risk

Changes in fuel prices could materially affect the Company’s results of operations. As discussed in Note 3 to the unaudited Condensed Consolidated Financial Statements, the Company discontinued its fuel hedging program in 2025. During second quarter 2025, the Company terminated its remaining portfolio of fuel hedging contracts, which were scheduled to settle through 2027, to effectively close its fuel hedging portfolio and program. Consequently, the Company is fully exposed to fluctuations in fuel prices, as is common in the airline industry. The Company currently expects to consume approximately 573 million gallons of jet fuel in the fourth quarter of 2026. Based on this anticipated usage, a change in jet fuel prices of one-cent per gallon would impact the Company’s Aircraft fuel and related taxes expense by $5.7 million for fourth quarter 2026.

As of September 30, 2026, the Company had no cash collateral provided to or held from derivative counterparties and thus had no cash collateral exposure. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

Financial Market Risk

The Company currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its Customers utilizing American Express, Discover, and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for air travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, but the air travel generally occurs after that time; therefore, the processor will have liability if the Company does not ultimately provide the air travel. Under these processing agreements, and based on specified conditions, increasing amounts of cash reserves could be required to be posted with the counterparty. There was no cash reserved for this purpose as of September 30, 2026.

A majority of the Company’s sales transactions are processed by Chase Paymentech. Should Customer chargebacks processed by Chase Paymentech reach a certain level, cash proceeds from advance ticket sales could be held back and used to establish a reserve account to cover such chargebacks and any other Customer-disputed charges that might occur. Additionally, cash reserves are required to be established if the Company’s credit rating falls to specified levels below investment grade. Cash reserve requirements are based on the Company’s public debt rating and a corresponding percentage of the Company’s Air traffic liability. As of September 30, 2026, no cash holdbacks were in place.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information about market risk, and Note 3 to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further information about the Company's derivative instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a description of material legal proceedings. The legal proceedings described below are included in this Quarterly Report on Form 10-Q to disclose material updates or developments in the matter. Except as presented below and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, and June 30, 2026 there have been no material changes to the legal proceedings disclosed in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On December 27, 2019, a former customer service agent at Oakland International Airport, filed a putative class action complaint in the Superior Court of California, for the County of Santa Clara, against the Company alleging the following seven claims under the California Labor Code and Business & Professions Code: (1) failure to provide meal periods; (2) failure to provide rest periods; (3) failure to pay hourly wages; (4) failure to provide accurate wage statements; (5) failure to timely pay all final wages; (6) unfair competition; and (7) civil penalties for the foregoing. Plaintiff filed a First Amended Complaint on October 15, 2021, that asserted the same causes of action and added a named plaintiff. The First Amended Complaint primarily seeks unpaid wages, interest thereon, and associated civil and statutory penalties, along with attorneys’ fees and costs. On February 26, 2025, the Court granted class certification as to the first cause of action for failure to provide meal periods, denied certification on the second through fourth causes of action, and granted certification on the fifth and sixth causes of action only insofar as they are predicated on the first cause of action. The certified class consists of all of the Company’s non-exempt ground employees in California who worked a shift in excess of five hours for the time period between October 24, 2014, forward. On April 17, 2025, the Company filed a summary judgment motion arguing that Plaintiffs’ first cause of action, and all causes of action predicated thereon, failed as a matter of law. The motion was granted on July 25, 2025. Judgment was entered in favor of the Company on September 2, 2025, and Plaintiffs filed a notice of appeal on September 4, 2025. On May 6, 2026, Plaintiffs filed their opening appellate brief. The Company’s answering brief was filed on August 4, 2026, and Plaintiffs’ reply brief is due October 23, 2026. The Company intends to continue to vigorously defend itself in all respects.

On August 26, 2021, a complaint alleging breach of contract and seeking certification as a class action was filed against the Company in the United States District Court for the Western District of Texas in Waco. The complaint alleges that the Company breached its Contract of Carriage and other alleged agreements in connection with its use of the allegedly defective MAX aircraft manufactured by The Boeing Company. The complaint seeks damages on behalf of putative classes of customers who provided valuable consideration, whether in money or other form (e.g., voucher, miles/points, etc.), in exchange for a ticket for air transportation with the Company, which transportation took place between August 29, 2017, and March 13, 2019. The complaint generally seeks money damages, declaratory relief, and attorneys’ fees and other costs. On October 27, 2021, the Company filed a multi-faceted motion challenging the complaint based upon lack of subject matter jurisdiction, the existence of a prior-filed complaint on appeal in the Fifth Circuit (the “Sherman Complaint”), improper venue, and failure to state a claim, and seeking to have the complaint's class contentions stricken. That motion was fully briefed by both parties and was argued to a United States Magistrate Judge on June 27, 2022. On July 5, 2022, the Magistrate Judge granted the motion in part and ordered the case stayed until the issuance of the Fifth Circuit's opinion in the Sherman Complaint. On November 28, 2022, the parties jointly notified the Court of the Fifth Circuit's decision regarding the Sherman Complaint. On March 23, 2023, the parties jointly notified the Court of the dismissal of the Sherman Complaint for lack of jurisdiction. Following more recent communications by the parties regarding the status of the stay, the Court directed the parties to file a joint status report, which was filed on February 24, 2025, with the Company renewing its request that the case be dismissed for lack of standing and lack of subject matter jurisdiction in light of the Fifth Circuit’s decision regarding the Sherman Complaint, which the plaintiffs opposed. On March 11, 2025, the Court heard argument of the parties’ respective positions on the Company’s request for dismissal for lack of standing and lack of subject matter jurisdiction. On June 9, 2025, the Court issued an order dismissing the case for lack of standing and lack of subject matter jurisdiction and entered final judgment in favor of the Company. On July 9, 2025, the plaintiffs in the case filed a notice of appeal to the Fifth Circuit Court of Appeals. The appeal was fully briefed by the parties. On April 16, 2026, the Fifth Circuit Court of Appeals issued an unpublished opinion affirming the ruling of the District Court and holding that the plaintiffs lack Article III standing and the case therefore cannot proceed. The deadlines for the plaintiffs to seek any further appellate relief, including for filing a petition for writ of certiorari with the United States Supreme Court, have passed without further action by the plaintiffs, and this matter has concluded.

Two complaints alleging violations of federal securities laws and seeking certification as a class action were filed (on January 10, 2023, and March 13, 2023, respectively) against the Company and certain of its officers in the United States District Court for the Southern District of Texas in Houston. The complaints seek damages on behalf of a putative class of persons who purchased or otherwise acquired the Company's common stock between June 13, 2020, and December 31, 2022. The complaints assert claims under Sections 10(b) and 20 of the Exchange Act and allege that the Company made material misstatements to investors regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. The complaints generally seek money damages, pre-judgment and post-judgment interest, and attorneys' fees and other costs. The deadline in the first of these two cases to file a motion seeking appointment of lead plaintiff was March 13, 2023; four separate motions were filed, and three of the parties seeking appointment contested the issue. On July 17, 2023, the Court signed an order consolidating the two federal securities cases into the first-filed suit and also appointed plaintiff Michael Berry as lead plaintiff in the consolidated case, with his counsel of record to serve as lead counsel and liaison counsel. On September 15, 2023, the lead plaintiff filed an amended complaint that expanded the class period to include persons who purchased or otherwise acquired the Company's common stock between February 4, 2020, and March 14, 2023, while continuing to assert claims under Sections 10(b) and 20 of the Exchange Act based on alleged misstatements regarding the Company's internal technology and alleged vulnerability to large-scale flight disruptions. On November 20, 2023, the Company and the individual defendants filed a motion to dismiss the amended complaint for failure to state a claim. The plaintiffs filed an opposition brief on January 26, 2024. The Company and the individual defendants filed a reply brief on February 23, 2024. On December 5, 2024, the United States District Court for the Southern District of Texas denied the motion to dismiss on the basis that "the issues are better suited for a summary judgment motion after the parties have had the opportunity to engage in discovery." On December 21, 2024, the Company moved for reconsideration of the December 5, 2024, order and, in the alternative, for permission to pursue an interlocutory appeal. The plaintiffs opposed both requests for relief. On April 3, 2025, the United States District Court for the Southern District of Texas conducted a hearing on the Company’s motion for reconsideration and requested the parties to confer and submit an agreed post-hearing briefing schedule in order for the Court to evaluate and determine the sufficiency of the allegations in the plaintiffs’ amended complaint in accordance with the Private Securities Litigation Reform Act. The parties submitted their respective briefing on these issues. On March 31, 2026, the Court signed a memorandum opinion and order that granted defendants’ motion for reconsideration, withdrew the Court’s prior order denying defendants’ motion to dismiss plaintiffs’ complaint, and granted defendants’ motion to dismiss plaintiffs’ complaint without prejudice. The order granted the plaintiffs leave to amend the complaint under specified parameters, including that any amended complaint be filed by April 24, 2026, and be accompanied by a synopsis of no more than ten pages, explaining how the amendments address the grounds for dismissal stated in the Court’s March 31 order. The plaintiffs did not amend their complaint, but rather filed a motion for entry of final judgment on May 1, 2026. The Court entered final judgment on May 20, 2026, dismissing all claims with prejudice, and the plaintiffs filed their notice of appeal the same day. The Fifth Circuit Court of Appeals entered a briefing schedule, which has been extended pursuant to motions by the parties. Briefing is underway and is currently anticipated to be completed in either December 2026 or January 2027. The Court of Appeals has not set a time for oral argument, if any. The Company denies all allegations of wrongdoing in the complaint, believes the plaintiffs' positions below and on appeal are without merit, and intends to vigorously defend itself in all respects, including in opposing the appeal.

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

As described above, pursuant to the applicable Texas statutes governing derivative demands and litigation, the Special Litigation Committee was duly appointed to conduct an inquiry regarding the claims and allegations asserted in the Derivative Actions and Demands. The Derivative Actions and Demands were all stayed, formally or by agreement, pending the outcome of the investigation by the Special Litigation Committee. On September 19, 2024, the Special Litigation Committee formally reported its findings and resolution concerning its investigation of the Derivative Actions and Demands, which began in July 2023 and concluded with the September 19, 2024 report and resolution, which in turn were delivered to the Company and its Board on September 23, 2024. The Special Litigation Committee retained two law firms to represent the Special Litigation Committee in connection with the Special Litigation Committee’s investigation of the Derivative Actions and Demands and the Special Litigation Committee’s review and assessment of evidence gathered in its investigation. The Special Litigation Committee further reported, among other details, upon its appointment, the independence and disinterestedness of its members, the Special Litigation Committee’s investigative processes, including meetings, scope of investigation, volume of documents reviewed, numbers of witnesses interviewed, other presentations received, review and analysis of evidence and applicable legal standards, work with its counsel, and findings and preparation of the final report and resolution of the Special Litigation Committee. Based upon the Special Litigation Committee report and the conclusions reached therein, the Special Litigation Committee, consistent with its appointment and delegated authority, unanimously adopted a resolution (i) determining that it is not in the best interests of the Company or its Shareholders to pursue the relief requested in the Derivative Actions and Demands; (ii) determining that it is in the best interests of the Company and its Shareholders to reject the Derivative Actions and Demands; (iii) determining that it is in the best interests of the Company and its Shareholders for the Company to move to dismiss the Derivative Actions and Demands; and (iv) instructing that the Company and counsel take all further actions necessary to implement the resolution. On December 26, 2024, the Board received a seventh demand letter, and on January 31, 2025, received an eighth demand letter, each containing allegations substantially similar to those presented in certain of the prior Derivative Actions and Demands, which are being addressed consistent with applicable Texas law governing such demands. On April 1, 2025, the Company filed a motion to dismiss or stay the consolidated state court derivative actions based on the forum selection clause in the Company’s bylaws and the pendency of the related federal derivative cases. In May 2025, the Company and the plaintiffs in the state court derivative actions filed a joint stipulation and proposed order to stay the state court derivative actions and, among other things, to make a ruling on a motion to dismiss in the federal derivative case binding upon the state court derivative actions. On June 18, 2025, the Company filed a motion to lift the stay in the consolidated federal derivative actions and an accompanying motion to dismiss based on the Special Litigation Committee's report, conclusions, and resolution. The parties also submitted to the Court a stipulation with a proposed schedule pertaining to further briefing and related proceedings in connection with the motion to dismiss. On June 26, 2026, the Court granted Defendants’ motion to lift the stay in this action in order to consider Defendants’ motion to dismiss, and on July 17, 2026, the Court signed an order setting forth a discovery and briefing schedule consistent with the limited discovery permitted by Texas Business Organizations Code §21.556. Pursuant to the July 17, 2026 order, the timing for the plaintiffs to file their response to the motion to dismiss and for the Company to file its reply in support of the motion are dependent upon the amount and timing of the limited discovery pursuant to the referenced statute and any motion practice as to the scope of that discovery. Written discovery and objections have been exchanged, and the parties continue to confer on the proper scope of permissible discovery under Texas Business Organizations Code §21.556. No motions concerning the scope of permissible discovery have been filed to date, and no depositions have currently been scheduled or taken. The Company intends vigorously to pursue the motion to dismiss.

On April 29, 2025, the Company received a demand letter addressed to the Board, dated April 28, 2025, from a purported Southwest Shareholder contending that the Company’s directors and senior officers breached their fiduciary duties in connection with the Board’s decision to end Southwest’s Bags Fly Free policy and to begin charging passengers for bags. The letter demanded that the Board investigate the circumstances surrounding the policy change and bring suit against individual directors and officers who allegedly breached their duties to the Company. On June 27, 2025, the Company sent a response to the demand letter on behalf of the Board rejecting the allegations and denying them and any other form of wrongdoing. The response letter also noted that the Board approved an amendment and restatement of the Company’s bylaws that, among other things, established a minimum ownership threshold of three percent of Southwest’s outstanding shares in order for a Southwest shareholder to institute or maintain a derivative proceeding, consistent with the provisions in Texas Senate Bill 29, which was signed into law on May 14, 2025. The response letter further noted that the purported shareholder who sent the demand letter claims to hold only 100 shares of the Company’s stock and thus fell well short of the three percent threshold. On July 10, 2025, the shareholder who sent the demand filed a shareholder derivative complaint in the United States District Court for the Northern District of Texas against various directors and officers of the Company based on the contentions asserted in the demand letter. The suit asserts, among other things, that the decision to change Southwest’s Bags Fly Free policy conflicts with the Company’s prior views regarding the policy and is detrimental to the Company’s business, and that the Company’s directors approved the policy to accede to pressure from large shareholder Elliott Investment Management L.P., to preserve their Board seats, or both, rather than to serve the Company’s interests. The complaint also asserts that the amendment and restatement of the Company’s bylaws is ineffective. On August 25, 2025, the Company and its Board moved to dismiss the derivative complaint and all claims on the grounds, among others, that the suit is barred by Texas Senate Bill 29 and the Company's bylaw passed pursuant thereto requiring a three percent ownership threshold in order for Company shareholders to bring derivative claims. The plaintiff opposed the motion, claiming the purportedly retroactive application of Texas Senate Bill 29 and the Company bylaw are unconstitutional; and the Company filed a reply in support of its motion to dismiss. Additionally, multiple entities sought and were granted leave to file three separate amicus curiae briefs in support of the Company's motion to dismiss and Texas Senate Bill 29; those included one amicus brief each by: (i) the Chamber of Commerce of the United States of America and the Texas Association of Business, (ii) the Alliance for Corporate Excellence, and (iii) Texans for Lawsuit Reform. Finally, in light of the constitutional challenge to Texas Senate Bill 29, on October 3, 2025, the State of Texas, represented by the Office of the Attorney General of Texas, filed a motion to intervene in the case and its own accompanying motion to dismiss the plaintiff's derivative suit and all claims therein as barred by Texas Senate Bill 29. The State of Texas’s motion to intervene was granted, and its motion to dismiss has been fully briefed by both the State and the plaintiff. On March 17, 2026, the District Court signed a memorandum opinion and order granting the defendants’ motion to dismiss and dismissing with prejudice all claims of the plaintiff. Also on March 17, 2026, the Court signed a final judgment dismissing with prejudice all claims of the plaintiff. On April 15, 2026, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On July 13, 2026, the plaintiff filed his opening appeal brief. The Company thereafter filed its response brief in support of the District Court’s dismissal order, and the plaintiff’s reply brief was filed on October 16, 2026. The Company and its Board deny all allegations of wrongdoing, believe the plaintiffs' positions and appeal are without merit, and intend to vigorously defend themselves in all respects, including in opposing the appeal.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1, 2026 through July 31, 2026	—	$—	—	$450,000,095
August 1, 2026 through August 31, 2026	—	$—	—	$450,000,095
September 1, 2026 through September 30, 2026	—	$—	—	$450,000,095
Total	—		—

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

3.2	Fifth Amended and Restated Bylaws of the Company, effective May 16, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 19, 2025 (File No. 1-7259)).
10.1	Supplemental Agreement No. 26 to Purchase Agreement No. 3729, dated December 13, 2011, between the Boeing Company and the Company. (1)
10.2
$2,000,000,000 Revolving Credit Facility Agreement among Southwest Airlines Co., the Banks party thereto, Barclays Bank PLC, Bank of America, N.A., BNP Paribas, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, Standard Chartered Bank, U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Co-Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, dated as of August 10, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2026 (File No. 1-7259)).

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

SOUTHWEST AIRLINES CO.

October 22, 2026	By:	/s/ Tom Doxey

Tom Doxey
Executive Vice President & Chief Financial Officer
(On behalf of the Registrant and in
his capacity as Principal Financial Officer)